Form 10-K
period 2012-12-28
MARRIOTT INTERNATIONAL INC /MD/
filed 2013-02-20
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value ( 312,344,872 shares outstanding as of February 8, 2013)	New York Stock Exchange Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 15, 2012, was $9,350,052,179

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2013 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED DECEMBER 28, 2012

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2012	December 28, 2012	2007	December 28, 2007
2011	December 30, 2011	2006	December 29, 2006
2010	December 31, 2010	2005	December 30, 2005
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004

Our 2013 fiscal year began on December 29, 2012 and ends on December 31, 2013. In addition, beginning in 2014, our fiscal years will be the same as the corresponding calendar year (each beginning on January 1 and ending on December 31).

In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands or markets outside of the United States and Canada as “International.” References throughout to numbered "Footnotes" refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this report.

PART I

Item 1.	Business.
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties. We also operate, market, and develop residential properties and provide services to home/condominium owner associations.
We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” At year-end 2012, our operations are grouped into four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging. The following table shows the percentage of 2012 total revenue from each of our lodging segments, as well as from unallocated corporate:

Segment	Percentage of 2012 Total Revenues
North American Full-Service Lodging Segment	50%
North American Limited-Service Lodging Segment	21%
International Lodging Segment	11%
Luxury Lodging Segment	15%
Other unallocated corporate	3%

Our North American Full-Service and North American Limited-Service segments include properties located in the United States and Canada, our Luxury segment includes worldwide properties, and our International segment includes full-service and limited-service properties located outside the United States and Canada. Unless otherwise indicated, our references to Marriott Hotels & Resorts® throughout this report include Marriott Conference Centers and JW Marriott®, references to Renaissance Hotels® include Renaissance ClubSport®, and references to Fairfield Inn & Suites® include Fairfield Inn®.

Financial information by segment and geographic area for 2012, 2011, and 2010 appears in Footnote No. 15, “Business Segments,” to our Financial Statements.

Lodging
We operate, franchise, or license 3,801 lodging properties worldwide, with 660,394 rooms as of year-end 2012 inclusive of 35 home and condominium products (3,927 units) for which we manage the related owners’ associations. We believe that our portfolio of lodging brands is the broadest of any company in the world. Our brands are listed in the following table:

• Marriott Hotels & Resorts®	• Marriott Executive Apartments®
• JW Marriott®	• The Ritz-Carlton®
• Renaissance® Hotels	• Bulgari Hotels & Resorts
• Gaylord Hotels®	• EDITION®
• Autograph Collection® Hotels	• AC Hotels by Marriott SM
• Courtyard by Marriott® (“Courtyard®”)	• Marriott Vacation Club®
• Fairfield Inn & Suites by Marriott® (“Fairfield Inn & Suites®”)	• The Ritz-Carlton Destination Club®
• SpringHill Suites by Marriott® (“SpringHill Suites®”)	• The Ritz-Carlton Residences®
• Residence Inn by Marriott® (“Residence Inn®”)	• Grand Residences by Marriott SM
• TownePlace Suites by Marriott® (“TownePlace Suites®”)
Company-Operated Lodging Properties
At year-end 2012, we operated 1,055 properties (283,736 rooms) under long-term management agreements with property owners, 38 properties (9,076 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and 6 properties (1,155 rooms) as owned. The figures noted for properties operated under long-term management agreements include 35 home and condominium products (3,927 units) for which we manage the related owners’ associations.

Terms of our management agreements vary, but we earn a management fee that is typically composed of a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of our Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Many of our Operating Agreements also permit the owners to terminate the agreement if we do not meet certain performance metrics and financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies. In certain circumstances, some of our management agreements allow owners to convert company-operated properties to franchised properties under our brands.

For lodging facilities that we operate, we generally are responsible for hiring, training, and supervising the managers and employees required to operate the facilities and for purchasing supplies, and owners are required to reimburse us for those costs. We provide centralized reservation services and national advertising, marketing, and promotional services, as well as various accounting and data processing services, and owners are also required to reimburse us for those costs.
Franchised, Licensed, and Unconsolidated Joint Venture Lodging Properties
We have franchising, licensing, and joint venture programs that permit other hotel owners and operators and Marriott Vacations Worldwide ("MVW") to use many of our lodging brand names and systems. Under our franchising program, we generally receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for certain full-service hotels. We are a partner in unconsolidated joint ventures that manage hotels. Some of these unconsolidated joint ventures also provide services to franchised hotels. We recognize our share of these joint ventures' net income or loss. Franchisees and joint ventures contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We receive license fees under licensing agreements with MVW consisting of a fixed annual fee of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks.

At year-end 2012, we had 2,553 franchised properties (344,314 rooms), 84 unconsolidated joint venture properties (9,084 rooms), and 65 licensed timeshare, fractional, and related properties (13,029 units).
Residential
We use or license our trademarks for the sale of residential real estate, typically in conjunction with hotel development and receive branding fees for sales of such branded residential real estate by others. Residences are typically constructed and sold by third-party owners with limited amounts, if any, of our capital at risk. We have used or licensed our The Ritz-Carlton, EDITION, Autograph Collection Hotels, JW Marriott, and Marriott Hotels & Resorts brand names and trademarks for residential real estate sales. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.
Seasonality
In general, business at company-operated and franchised properties fluctuates only moderately with the seasons and is relatively stable. Business at some resort properties may be seasonal depending on location.
Relationship with Major Customer
We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 20, “Relationship with Major Customer,” to our Financial Statements for more information.
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

Summary of Properties by Brand
At year-end 2012, we operated, franchised, or licensed the following properties by brand:

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	135	69,995	185	56,118	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	7	2,914	—	—
Renaissance Hotels	36	16,447	41	11,801	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	—	—	24	6,609	—	—
The Ritz-Carlton	38	11,357	—	—	—	—
The Ritz-Carlton-Residential(1)	30	3,598	—	—	—	—
Courtyard	283	44,405	534	70,543	—	—
Fairfield Inn & Suites	3	1,055	675	60,422	—	—
SpringHill Suites	29	4,545	268	30,299	—	—
Residence Inn	128	18,704	474	53,938	—	—
TownePlace Suites	22	2,440	186	18,363	—	—
Timeshare (2)	—	—	50	10,706	—	—
Total U.S. Locations	734	193,294	2,446	322,062	—	—

Non-U.S. Locations
Marriott Hotels & Resorts	136	40,125	33	9,971	—	—
JW Marriott	33	12,128	4	1,016	—	—
Renaissance Hotels	54	17,976	22	6,716	—	—
Autograph Collection	1	308	7	748	5	348
The Ritz-Carlton	42	12,410	—	—	—	—
The Ritz-Carlton-Residential (1)	5	329	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	25	4,066	—	—	—	—
AC Hotels by Marriott	—	—	—	—	79	8,736
Courtyard	56	11,808	56	9,797	—	—
Fairfield Inn & Suites	—	—	13	1,568	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	17	2,480	—	—
TownePlace Suites	—	—	2	278	—	—
Timeshare (2)	—	—	15	2,323	—	—
Total Non-U.S. Locations	365	100,673	172	35,281	84	9,084

Total	1,099	293,967	2,618	357,343	84	9,084

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out.

(3)	Properties operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised hotels.

Summary of Properties by Country
At year-end 2012, we operated, franchised or licensed properties in the following 74 countries and territories:

Country	Properties	Rooms
Americas
Argentina	1	318
Aruba	4	1,635
Bahamas	1	44
Barbados	1	118
Brazil	5	1,243
British Virgin Islands	1	58
Canada	74	15,034
Cayman Islands	5	772
Chile	2	485
Colombia	2	503
Costa Rica	6	1,166
Curaçao	2	484
Dominican Republic	2	445
Ecuador	2	401
El Salvador	1	133
Honduras	1	153
Jamaica	1	427
Mexico	22	5,421
Panama	5	1,001
Peru	2	453
Puerto Rico	7	2,086
Saint Kitts and Nevis	2	541
Suriname	1	140
Trinidad and Tobago	1	119
United States	3,180	515,356
U.S. Virgin Islands	5	1,095
Venezuela	3	688
Total Americas	3,339	550,319
United Kingdom and Ireland
Ireland	2	462
United Kingdom (England, Scotland, and Wales)	59	11,354
Total United Kingdom and Ireland	61	11,816

Middle East and Africa
Algeria	1	204
Bahrain	3	537
Egypt	7	3,430
Jordan	3	644
Kuwait	2	577
Oman	2	495
Pakistan	2	508
Qatar	6	1,509
Saudi Arabia	6	1,651
United Arab Emirates	9	2,370
Total Middle East and Africa	41	11,925
Asia
China	62	23,483
Guam	1	436
India	16	3,909
Indonesia	10	2,263
Japan	10	3,149
Malaysia	7	3,019
Philippines	2	657
Singapore	3	1,059
South Korea	5	1,751
Thailand	15	3,240
Vietnam	1	336
Total Asia	132	43,302
Australia	5	1,527
Continental Europe
Azerbaijan	1	243
Armenia	2	326
Austria	8	1,922
Belgium	5	881
Czech Republic	6	1,088
Denmark	1	401
France	18	3,801
Georgia	2	245
Germany	28	6,524
Greece	1	314
Hungary	4	892
Israel	1	342
Italy	21	3,291
Kazakhstan	3	465
Netherlands	3	945
Poland	2	754
Portugal	6	1,233
Romania	1	401
Russia	14	3,498
Spain	79	9,910
Sweden	2	406
Switzerland	6	1,181
Turkey	9	2,442
Total Continental Europe	223	41,505

Total	3,801	660,394

Descriptions of Our Brands

North American Full-Service Segment, North American Limited-Service Segment,
International Segment Lodging Products

Marriott Hotels & Resorts is our global flagship brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott Hotels & Resorts properties seek to be "brilliant hosts" to guests who blend life and work and who are inspired by how modern travel enhances both. Properties are located in downtown, urban, and suburban areas, near airports, and at resort locations.

Typically, properties contain 300 to 700 well-appointed rooms, convention and banquet facilities, destination-driven restaurants and lounges, room service, concierge lounges, fitness centers, swimming pools, wireless Internet access in public spaces, and parking facilities. Sixteen properties have over 1,000 rooms. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and spa facilities. New and renovated properties typically showcase the Marriott Greatroom lobby experience, dynamic public spaces that flex to meet a wide variety of the social, mobile, and collaborative behaviors of today's traveler. Many properties feature the new Marriott guest room, a contemporary residential design with rich woods and architectural detail, flat-screen high-definition televisions, in-room high-speed Internet access, “plug ‘n play” technology, and bathrooms embodying spa-like luxury. At year-end 2012, there were 489 Marriott Hotels & Resorts properties (176,209 rooms), excluding JW Marriott and Marriott Conference Centers.

At year-end 2012, there were 10 Marriott Conference Centers (2,915 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott Hotels & Resorts property, the centers typically include expanded meeting room space, banquet and dining facilities, and recreational facilities.

JW Marriott is a global luxury brand made up of a collection of beautiful properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment with discreet personal service. JW Marriott's elegant yet approachable positioning provides a differentiated offering in the luxury hotel market, bridging the gap between full service hotel brands and the super luxury brands at the top of the tier. At year-end 2012, there were 59 properties (25,793 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott offers anticipatory service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott Hotels & Resorts property, the facilities and amenities at JW Marriott properties normally include larger guest rooms, higher-end décor and furnishings, upgraded in-room amenities, upgraded executive lounges, business centers and fitness centers, and 24-hour room service.

Marriott Hotels & Resorts, Marriott Conference Centers, and JW Marriott Geographic Distribution at Year-End 2012	Properties
United States (42 states and the District of Columbia)	352	(141,677 rooms)
Non-U.S. (58 countries and territories)
Americas	49
Continental Europe	41
United Kingdom and Ireland	51
Asia	42
Middle East and Africa	19
Australia	4
Total Non-U.S.	206	(63,240 rooms)

Renaissance Hotels is a global, full-service brand that targets lifestyle-oriented business travelers who are "discoverers at heart" and who value business travel as a way to explore the world. Each Renaissance hotel offers its own personality, local flavor, and distinctive style and provides guests the opportunity to discover something new at every turn. Two innovations include the Navigator program, which helps guests discover authentic local establishments, and RLife® LIVE, which helps guests discover emerging talent in music, films, arts, and more. For group customers, Renaissance offers R.E.N. Meetings, which includes Renaissance sensory meeting space and table settings, Entertainment with RLife LIVE, and Navigator local experts, all built on our company's trusted meetings expertise and heritage.

Renaissance Hotels' diverse portfolio includes historic icons, modern boutiques, exotic resorts, and convention hotels. Most properties contain from 250 to 500 rooms, featuring modern chic design, lively bars and lounges, and creative meeting and banquet facilities. At year-end 2012, there were 155 Renaissance Hotels properties (53,289 rooms), including two Renaissance ClubSport properties (349 rooms).

Renaissance Hotels Geographic Distribution at Year-End 2012	Properties
United States (28 states and the District of Columbia)	79	(28,597 rooms)
Non-U.S. (33 countries and territories)
Americas	9
Continental Europe	31
United Kingdom and Ireland	4
Asia	29
Middle East and Africa	3
Total Non-U.S.	76	(24,692 rooms)

Autograph Collection Hotels. The Autograph Collection is a diverse group of upper-upscale and luxury independent hotels located in major cities and desired destinations worldwide. Hotels are selected for uncompromising quality, rich character, and uncommon details. Autograph Collection hotels reflect the adventurous spirit of the guests who seek them out. Each property in the Collection offers unique décor, design, and guest experiences, providing our company the opportunity to attract new guests who prefer original and varying hotel experiences that our other brands do not offer. The Collection provides owners of high-quality hotels with a much stronger consumer offering through our leading reservations and marketing platforms and our world-class rewards programs. At year-end 2012, there were 37 Autograph Collection properties (8,013 rooms) operating in nine countries and territories.

Autograph Collection Hotels Geographic Distribution at Year-End 2012	Properties
United States (13 states)	24	(6,609 rooms)
Non-U.S. (8 countries and territories)
Americas	2
Continental Europe	10
Asia	1
Total Non-U.S.	13	(1,404 rooms)
Gaylord Hotels. With its world-class group and convention-oriented hotels, Gaylord Hotels is a leader in the group and meetings business and complements our existing network of large convention hotels. Gaylord Hotels properties are located in Prince George's County, Maryland near Washington, D.C. (Gaylord National®), in Nashville, Tennessee (Gaylord Opryland® and the Inn at Opryland), in Kissimmee, Florida near Orlando (Gaylord Palms®) and in Lake Grapevine, Texas, near Dallas (Gaylord Texan®). Gaylord Hotels properties are designed to celebrate the heritage of their destinations. Properties typically have between approximately 1,400 rooms and 2,900 rooms, extensive meeting and convention space ranging from 400,000 to 600,000 square feet, from four to 15 restaurants, eateries and bars, and retail outlets serving groups and transient travelers. Fueled by the brand’s hallmark "Everything in one place" concept, each Gaylord Hotels resort blends magnificent settings, luxurious rooms, and world-class dining and entertainment offerings. Gaylord Hotels properties invite their guests to experience live music, dining, dancing, sporting activities, shopping, golf, movies, and more, all in one place. We also manage the Gaylord Springs Golf Links, the Wildhorse Saloon, and the General Jackson Showboat located at or near the Gaylord Opryland in Nashville. At year-end 2012, there were five Gaylord Hotels properties (8,098 rooms, including the 303 room Inn at Opryland) operating in the United States.

AC Hotels by Marriott. We are a partner with AC Hoteles, S.A. of Spain in joint ventures that created the “AC Hotels by Marriott” co-brand. AC Hotels by Marriott is designed to attract the upper-moderate design-conscious guest looking for a cosmopolitan hotel in a great city location. The brand features stylish, sleek designs with limited food and beverage offerings. AC Hotels typically contain 50 to 150 rooms and are located in destination, downtown, and suburban markets. Each hotel has its own unique style and character, but all feature the signature “AC Bed” with four large pillows and built-in reading light.

Other hotel amenities include a mini-bar, 24-hour room service, laundry service, exclusive bathroom amenities, writing desk, and Wi-Fi. AC Hotels also feature “AC Fitness” centers with state-of-the-art exercise equipment and the “AC Lounge” where guests can relax and unwind. Small meeting rooms can be found in most hotels that enable guests to have private board meetings or intimate social gatherings. At year-end 2012, there were 79 AC Hotels by Marriott properties (8,736 rooms) in Spain, Italy, France, and Portugal.

Courtyard is our hotel product designed for the upper-moderate price tier. Focused primarily on transient business travel, Courtyard hotels are designed to offer a refreshing environment to help guests stay connected, productive, and balanced, while accommodating their need for choice and control when traveling. The hotels typically contain 90 to 150 rooms in suburban locales and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include a courtyard with a pool and outdoor social areas. Hotels feature functionally designed guest rooms and meeting rooms, free in-room high-speed Internet access, free wireless high-speed Internet access (Wi-Fi) in the lobby (in North America), a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). While many hotels currently offer a breakfast buffet, the brand is transitioning to a new state-of-the-art lobby design and new food and beverage concept called The Bistro - Eat. Drink. Connect.® This paid food and beverage guest service offers fresh and healthy meals for both breakfast and dinner along with Starbucks® Coffee, specialty espresso drinks, and a full evening bar service. The multifunctional lobby space enables guests to work, relax, eat, drink, and socialize at their own pace, taking advantage of enhanced technology and The Bistro’s offerings. We are implementing this new, sophisticated lobby design to keep Courtyard well positioned against its competition by providing better value through superior facilities, technology, and service to generate stronger connections with our guests. At year-end 2012, over 70 percent of our North American Courtyard hotels had completed the new lobby design. At year-end 2012, there were 929 Courtyard properties (136,553 rooms) operating in 38 countries and territories.

Courtyard Geographic Distribution at Year-End 2012	Properties
United States (49 states and the District of Columbia)	817	(114,948 rooms)
Non-U.S. (37 countries and territories)
Americas	42
Continental Europe	43
United Kingdom and Ireland	1
Asia	21
Middle East and Africa	4
Australia	1
Total Non-U.S.	112	(21,605 rooms)

Fairfield Inn & Suites (which includes Fairfield Inn and Fairfield Inn & Suites) is an established leader in the moderate-price tier segment and is targeted primarily at value-conscious business travelers. Fairfield Inn & Suites’ new prototype provides owners and investors with options and flexibility to meet specific market needs. Whether the hotel is located in an urban, secondary, or tertiary market, this innovative design allows owners to adapt the model based on location and site requirements. A typical Fairfield Inn & Suites or Fairfield Inn property has 60 to 140 rooms in suburban locations and up to 200 rooms in urban destinations. Fairfield Inn & Suites offers a wide range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site business services (copying, faxing, and printing), a business center/lobby computer with Internet access and print capability, complimentary hot continental breakfast buffet, The Market (a self-serve food store open 24 hours a day, at most locations), exercise facilities (at most locations), and a swimming pool. Additionally, suite rooms (approximately 25 percent of the rooms at a typical Fairfield Inn & Suites) provide guests with separate areas for sleeping, working, and relaxing as well as in-room amenities including a microwave and refrigerator. At year-end 2012, there were 457 Fairfield Inn & Suites properties and 234 Fairfield Inn properties (63,045 rooms combined total) operating in the United States, Canada, and Mexico.

Fairfield Inn & Suites and Fairfield Inn Geographic Distribution at Year-End 2012	Properties
United States (49 states and the District of Columbia)	678	(61,477 rooms)
Non-U.S. Americas (Canada and Mexico)	13	(1,568 rooms)

Residence Inn is North America’s leading upscale extended-stay hotel brand designed for frequent and extended stay business and leisure travelers staying five or more nights. Residence Inn provides upscale design and style with spacious suites that feature separate living, sleeping, and working areas, as well as kitchens with full-size appliances. Building on the brand’s innovative spirit, Residence Inn is evolving to better support our guests with our new guest room designs, featuring a new desk design that offers room to spread out and work in comfort, a signature sofa that offers a place to work and relax, and an updated bath area with thoughtful storage. Additionally, we have created a fresh, stylish, residential design for the lobby space to encourage guests to enjoy time with friends and family outside their suites. Guests can maintain their own pace and routines through free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site exercise options, and comfortable places to work or relax. Additional amenities include free hot breakfast and evening social events, free grocery shopping services, 24-hour friendly and knowledgeable staffing, and laundry facilities. At year-end 2012, there were 625 Residence Inn properties (75,871 rooms) operating in six countries and territories.

Residence Inn Geographic Distribution at Year-End 2012	Properties
United States (48 states and the District of Columbia)	602	(72,642 rooms)
Non-U.S. (5 countries and territories)
Americas	20
Continental Europe	1
United Kingdom and Ireland	1
Middle East and Africa	1
Total Non-U.S.	23	(3,229 rooms)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business and leisure travelers who are looking for extra space and style with a great value. Fusing form and function with modern décor and creature comforts like great bedding, good food, and fitness options, SpringHill Suites delivers a stimulating and enriching experience for its target guests, who are "independent social explorers" looking for extra space and style with a great value. SpringHill Suites properties typically have 90 to 165 suites that have approximately 25 percent more space than a traditional hotel guest room with separate areas for sleeping, working, and relaxing. The brand offers a broad range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, The Market (a self-serve food store open 24 hours a day), complimentary hot breakfast buffet, lobby computer and on-site business services (copying, faxing, and printing), exercise facilities, and a swimming pool. At year-end 2012, there were 297 properties (34,844 rooms) operating in the United States and 2 properties (299 rooms) in Canada.

TownePlace Suites is a moderately priced extended-stay hotel brand designed to appeal to business and leisure travelers who stay for five nights or more. Created for the self-sufficient, value-conscious traveler who has a preference for a simple, comfortable and convenient hotel experience, each suite provides functional spaces for living and working, including a full kitchen and a home office. TownePlace Suites associates provide insightful local knowledge, and each hotel specializes in delivering service that helps guests settle in, maintain their day-to-day routine, and connect to the local area. Additional amenities include housekeeping services, breakfast, on-site exercise facilities, a pool, 24-hour staffing, free in-room high-speed Internet access and free Wi-Fi access in the lobby, and laundry facilities. At year-end 2012, there were 208 properties (20,803 rooms) operating in the United States (42 states) and two properties (278 rooms) operating in Canada.

Marriott Executive Apartments provide temporary housing (“Serviced Apartments”) for business executives and others who need quality accommodations outside their home country, usually for 30 or more days. These full-service apartments are designed with upscale finishes and a wide variety of amenities including a 24-hour front desk, housekeeping services, and on-site laundry facilities. With all the space of a high-end apartment and all the services of our skilled staff, Marriott Executive Apartments offers a truly unique solution for long-term international guests. At year-end 2012, 23 Marriott Executive Apartments and two other Serviced Apartments properties (4,066 rooms total) were located in 16 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Lodging Products

The Ritz-Carlton is one of the world's leading global luxury lifestyle brands, with hotels and resorts renowned for their extraordinary locations, inspired design, and legendary service. The brand, designed to appeal to the guest who enjoys genuine care and comfort, seeks to provide unique, memorable, and personal experiences that transcend luxury hospitality and create indelible marks in guests' lives. The Ritz-Carlton properties typically include elegant spa and wellness facilities, restaurants led by celebrity chefs, championship golf courses (at resort properties), 24-hour room service, twice-daily housekeeping, fitness and business centers, meeting and banquet facilities, concierge services, and The Ritz-Carlton Club® Level. The Ritz-Carlton is a highly reputable, award-winning organization and the only service company to have twice earned the prestigious Malcolm Baldrige National Quality Award. At year-end 2012, there were 84 The Ritz-Carlton hotel properties (24,346 rooms) and 35 home and condominium projects (3,927 units) for which we manage the related owners' associations operating in 28 countries and territories.

The Ritz-Carlton Geographic Distribution at Year-End 2012 (1)	Properties
United States (17 states and the District of Columbia)	68	(14,955 rooms)
Non-U.S. (27 countries and territories)
Americas	12
Continental Europe	8
United Kingdom and Ireland	1
Asia	21
Middle East and Africa	9
Total Non-U.S.	51	(13,318 rooms)

(1)	Includes 35 home and condominium projects (3,927 units) for which we manage the related owners’ associations.

Bulgari Hotels & Resorts. Bulgari Hotels & Resorts is the product of a joint venture between us and Italian jeweler and luxury goods designer Bulgari SpA. The Bulgari Hotels & Resorts brand offers distinctive luxury hotel properties located in gateway cities and exclusive resorts around the world. These innovative hotels combine Bulgari style with incredible service in an informal yet impeccable setting, providing a flawless experience sought by the most discriminating guests. At year-end 2012, there were three Bulgari properties: the Bulgari Milan Hotel (58 rooms), in Milan, Italy, the Bulgari Bali Resort (59 private villas, two restaurants, and comprehensive spa facilities), and the Bulgari Hotel in London, England (85 rooms) overlooking Hyde Park and Knightsbridge. We also operate two restaurants in Tokyo, Japan, which are co-located with two Bulgari retail stores. The hotels are designed by renowned Italian designer Antonio Citterio and the furnishings and detailing embody the idea of contemporary luxury. We operate all of the Bulgari Hotels & Resorts brand properties and restaurants other than the hotel in London, which is franchised. Other projects are currently in various stages of development in Europe, Asia, the Middle East, and North America.

EDITION. In collaboration with hotel innovator Ian Schrager, EDITION is a brand of next-generation luxury lifestyle boutique hotels designed by Schrager and operated by Marriott. EDITION hotels offer a personal, intimate, individualized, and unique lodging experience on a global scale. The brand’s approach and attitude toward the modern lifestyle provides a unifying aesthetic, with exceptional design, the highest quality, character and originality, and impeccable service. EDITION showcases the finest dining and entertainment options, services, amenities and offerings for guests and locals in the know. At year-end 2012, the brand operated an award-winning 78-room hotel in Istanbul, Turkey and is scheduled to open hotels in London (2013), Miami Beach (2014), New York (2014), Bangkok (2015), Abu Dhabi (2015), Sanya, China (2015), and Gurgaon, India (2015), with other projects under development in key locations around the world. While we are developing and constructing the EDITION hotels in London, Miami Beach, and New York with our own funds, we intend to sell these hotels to third parties as soon as possible and retain long-term management agreements.

Licensed Timeshare Brands

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our then wholly owned subsidiary MVW. Before the spin-off date, we developed, operated, marketed, and sold timeshare interval, fractional ownership, and residential properties as part of our former Timeshare segment under four brand names - Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott. In conjunction with the spin-off, we entered into licensing agreements with MVW for MVW’s use of the Marriott timeshare and Ritz-Carlton fractional brands. See Footnote No. 16, "Spin-off," to our Financial Statements for more information on the spin-off.

Under the licensing agreements, MVW is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. MVW is also the exclusive global developer, marketer, and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand. Ritz-Carlton generally provides on-site management for Ritz-Carlton branded properties. We receive license fees under the licensing agreements with MVW.

Many resorts are located adjacent to hotels we operate, such as Marriott Hotels & Resorts and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation.

We license the following brands to MVW:
Marriott Vacation Club is MVW's signature offering in the upscale tier of the vacation ownership industry. Marriott Vacation Club resorts typically combine many of the comforts of home, such as spacious accommodations with one-, two- and three-bedroom options, living and dining areas, and in-unit kitchens and laundry facilities, with resort amenities such as large feature swimming pools, restaurants and bars, convenience stores, and fitness facilities and spas, as well as sports and recreation facilities appropriate for each resort's unique location.
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
The Ritz-Carlton Destination Club is MVW's vacation ownership offering in the luxury tier of the industry. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with The Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature two-, three- and four-bedroom units that generally include marble foyers, walk-in closets, custom kitchen cabinetry, and luxury resort amenities such as large feature pools and full-service restaurants and bars. We deliver on-site services, which usually include daily maid service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, through our Ritz-Carlton subsidiary.
The Ritz-Carlton Residences is a whole ownership residence brand in the luxury tier of the industry. The Ritz-Carlton Residences include luxury residential condominiums and home sites for luxury home construction co-located with certain The Ritz-Carlton Destination Club resorts. Owners can typically purchase condominiums that vary in size from one-bedroom apartments to spacious penthouses. The Ritz-Carlton Residences are situated in settings ranging from city center locations to golf and beach communities with private homes where residents can avail themselves of the services and facilities on an a la carte basis that are associated with the co-located The Ritz-Carlton Destination Club resort. We deliver on-site services through our Ritz-Carlton subsidiary. While the worldwide residential market is very large, the luxurious nature of The Ritz-Carlton Residences properties, the quality and exclusivity associated with The Ritz-Carlton brand, and the hospitality services that are provided all make The Ritz-Carlton Residences properties distinctive.

MVW offers Marriott Rewards® Points and The Ritz-Carlton Rewards® Points to its owners or potential owners as sales, tour, and financing incentives, in exchange for vacation ownership usage rights, for customer referrals, and to resolve customer service issues. MVW buys these points from our Marriott Rewards and Ritz-Carlton Rewards programs.

At year-end 2012, MVW operated 65 properties, primarily in the United States, but also in other countries and territories.
Other Activities
Credit Card Programs. At year-end 2012, we had six credit card programs in the United States, Canada, and the United Kingdom, which include both Marriott Rewards and The Ritz-Carlton Rewards credit cards. We earn licensing fees based on card usage, and the cards are designed to encourage loyalty to our brands.

Sales and Marketing, Loyalty Programs, and Reservation Systems. We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our website, or any other Marriott reservation channel. Our strong Marriott Rewards and The Ritz-Carlton Rewards programs and our information-rich and easy-to-use Marriott.com website are also key to our success.

With nearly 34 million visitors each month and $8.1 billion in annual property-level gross revenues, Marriott.com remains one of the largest online retail sites in the world, and one of the fastest growing sales channels in our system. In 2012, continued improvements to our mobile services helped Marriott Mobile become the third largest mobile commerce platform after Amazon.com and Apple, according to Internet Retailer (September 2012). We continue to enhance our mobile offerings to make it easier for our guests to find and book our hotels on the go and enhance their experiences during their stay. In 2012, we introduced Marriott.jp, adding Japanese language capability to our online platforms. Together with Spanish, German, French, and Chinese, our guests now have a wider selection of languages with which to discover our properties.

We are a founding venture partner along with five other major hotel chains in Roomkey.com, an industry online referral and lead generation site. Roomkey.com launched in January 2012 and allows consumers to research hotel options across multiple brands. When a Roomkey.com customer selects a hotel with one of our brands, the customer books directly on Marriott.com. We expect Roomkey.com will be a more cost-effective and efficient business model for properties in our system than other online travel sites.

At year-end 2012, we operated 15 systemwide hotel reservation centers, eight in the United States and Canada and seven in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others. Our reservation system manages and controls inventory availability and pricing set by our hotels and allows us to utilize online and offline agents where cost effective. With over 3,800 properties in our system, economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.

Our global sales and revenue management organization focuses on optimizing our investment in people, processes, and systems and develops and implements plans and strategies that are tailored to specific markets around the world. Our above-property sales deployment strategy aligns our sales efforts around customer needs, reducing duplication of sales efforts by individual hotels and allowing us to cover a larger number of accounts. We consider our new global sales and revenue management organization to be a key competitive advantage for us. We utilize innovative sophisticated revenue management systems, many of which are proprietary, that provide a competitive advantage in pricing decisions, increase efficiency in analysis and decision making, and produce increased property-level revenue for the hotels in our system. Most of the hotels in our system utilize web-based programs to effectively manage the rate set up and modification processes which provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services. For our company-managed hotels in North America, at year-end 2012, approximately one-third of our sales staff worked on-property, approximately one-third worked in outside sales (spending the majority of their time meeting in customer offices), and approximately one-third responded to customer requests in state-of-the-art sales offices.

Our customer loyalty programs, Marriott Rewards and The Ritz-Carlton Rewards, have over 41 million members and 14 participating brands. MVW and other program partners also participate in our rewards programs. The rewards programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 35 participating airline programs. We believe that our rewards programs generate substantial repeat business that might otherwise go to competing hotels. In 2012, rewards program members purchased over 50 percent of our room nights. We continue to enhance our rewards program offerings and strategically market to this large and growing customer base. Our loyal rewards member base provides a low cost and high impact vehicle for our revenue generation efforts. See the "Our Rewards Programs" caption in Footnote No. 1 "Summary of Significant Accounting Policies" for more information.

As we further discuss in Part I, Item 1A “Risk Factors” later in this report, we utilize sophisticated technology and systems in our reservation, revenue management, and property management systems, in our Marriott Rewards and The Ritz-Carlton Rewards programs, and in other aspects of our business. We also make certain technologies available to our guests. Keeping pace with developments in technology is important for our operations and our competitive position. Furthermore, the integrity and protection of customer, employee, and company data is critical to us as we use such data for business decisions and to maintain operational efficiency.

Environmental Responsibility and "Green" Hotels. Building on more than 20 years of energy conservation experience, we are committed to protecting the environment. Our “Spirit to Preserve®” environmental strategy calls for: greening our multi-billion dollar supply chain; further reducing fuel and water consumption; empowering our hotel development partners to build green hotels; educating and inspiring employees and guests to conserve and preserve; and investing in innovative, large-scale conservation projects worldwide.

We were the first in the hospitality industry to launch a series of green hotel prototypes that have been pre-approved by U.S. Green Building Council (“USGBC”) as part of its Leadership in Energy and Environment Design (“LEED”) Volume program, meaning that any hotel that follows these plans will earn basic LEED® certification, or possibly higher, upon final

USGBC approval while also reducing energy and water consumption up to 25 percent. We are also the first in our industry to offer a green hotel prototype for five brands: Courtyard, SpringHill Suites, Fairfield Inn & Suites, Residence Inn, and TownePlace Suites. Our first two LEED Volume hotels, the Courtyard Scottsdale Salt River in Arizona and the TownePlace Suites Denver Airport at Gateway Park in Colorado opened in the second quarter of 2012. We also opened the Courtyard Kansas City at Briarcliff in Missouri in the third quarter of 2012 and the TownePlace Suites Frederick in Frederick, Maryland in the fourth quarter of 2012. Nine additional LEED Volume hotel projects are in development or under construction.

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

Marriott Golf. At year-end 2012, Marriott Golf managed 37 golf course facilities as part of our management of hotels and for other golf course owners. In addition, we provide certain services to six facilities operated by others.
Competition. We encounter strong competition both as a lodging operator and as a franchisor. There are approximately 850 lodging management companies in the United States, including approximately 10 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

During the recent recession we experienced a significant reduction in demand for hotel rooms, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved in 2010, 2011, and 2012, additional cost reductions could become necessary to preserve operating margins if demand trends reverse. If any such efforts become necessary, we would expect to implement them in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, in order to help maintain or increase our market share.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry, and we believe that our brand recognition gives us a competitive advantage in attracting and retaining guests, owners and franchisees. In 2012, approximately 69 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

Outside the United States, branding is much less prevalent and most markets are served primarily by independent operators, although branding is more common for new hotel development. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers are reduced, international travel accelerates, and hotel owners seek the economies of centralized reservation systems and marketing programs.

Based on lodging industry data, we have approximately a ten percent share of the U.S. hotel market (based on number of rooms) and we estimate a one percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, and our emphasis on guest service and guest and associate satisfaction are contributing factors across all of our brands.

Properties that we operate, franchise, or license are regularly upgraded to maintain their competitiveness. Most of our management agreements provide for the allocation of funds, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. These ongoing refurbishment programs, along with periodic brand initiatives, are generally adequate to preserve or enhance the competitive position and earning power of the properties. Properties converting to one of our brands typically complete renovations as needed in conjunction with the conversion.

Employee Relations
At year-end 2012, we had approximately 127,000 employees, approximately 9,900 of whom were represented by labor unions. We believe relations with our employees are positive.

Environmental Compliance
The properties we operate or develop are subject to national, state, and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. Those environmental provisions include requirements that address health and safety; the use, management, and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our operation of properties and our development of properties comply, in all material respects, with environmental laws and regulations. Our compliance with such provisions also has not had a material impact on our capital expenditures, earnings, or competitive position, and we do not anticipate that such compliance will have a material impact in the future.

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
Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.
Risks and Uncertainties
We are subject to various risks that could have a negative effect on us or on our financial condition. You should understand that these risks could cause results to differ materially from those expressed in forward-looking statements contained in this report or in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel properties for customers. We generally operate in markets that contain numerous competitors. Each of our hotel brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our loyalty programs and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline.
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in Europe and other parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and our business could suffer if budget-related decisions reduce the amount of travel by U.S. government employees and contractors or place restrictions on aspects of travel. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
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
Our lodging operations are subject to global, regional, and national conditions. Because we conduct our business on a global platform, our activities are affected by changes in global and regional economies. In recent years, our business has been hurt by decreases in travel resulting from weak economic conditions and the heightened travel security measures that have resulted from the threat of further terrorism. Our future performance could be similarly affected by the economic environment in each of the regions in which we operate, the resulting unknown pace of business travel, and the occurrence of any future incidents in those regions.
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate or franchise hotels and resorts in 74 countries, and our operations outside the United States represented approximately 16 percent of our revenues in 2012. We expect that the international share of our total revenues will increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
Our new programs and new branded products may not be successful. We cannot assure you that our recently launched EDITION, Autograph Collection, and AC Hotels by Marriott brands, our recent acquisition of the Gaylord brand, or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters and man-made disasters in recent years, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and the spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Syria, Egypt, Libya, and Bahrain, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
Disagreements with the owners of the hotels that we manage or franchise may result in litigation or may delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product or service initiatives. Such disagreements may be more likely when hotel returns are weaker. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners but are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in a significant adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our market share, reputation, business, financial condition, or results of operations. Events that may be beyond our control could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition, or results of operations could be affected.
Actions by our franchisees and licensees could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties in connection with lodging, timeshare, and residential services. Under the terms of their agreements with us, our franchisees and licensees interact directly with customers and other third parties under our brand and trade names. If these franchisees or licensees fail to maintain or act in accordance with applicable brand standards, experience operational problems, or project a brand image inconsistent with ours, our image and reputation could suffer. Although our franchise and license agreements provide us with recourse and remedies in the event of a breach by the franchisee or licensee, including termination of the agreements under certain circumstances, pursuing any such recourse, remedy, or termination could be expensive and time consuming. In addition, we cannot assure you that a court would ultimately enforce our contractual termination rights in every instance.

Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies with coverage features and insured limits that we believe are customary. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or liabilities that result from breaches in the security of our information systems may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or that of hotel owners or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
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
Our development activities expose us to project cost, completion, and resale risks. We develop new hotel and residential properties, and previously developed timeshare interval and fractional ownership properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the 2009 and 2011 impairment charges for our former Timeshare business, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to further decreases in demand for residential properties, increases in mortgage rates and/or decreases in mortgage availability, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.

Development activities that involve our co-investment with third parties may result in disputes that could increase project costs, impair project operations, or increase project completion risks. Partnerships, joint ventures, and other business structures involving our co-investment with third parties generally include some form of shared control over the operations of the business and create added risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies, or objectives that are inconsistent with ours. Although we actively seek to minimize such risks before investing in partnerships, joint ventures, or similar structures, actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion. Such disputes may also be more likely in difficult business environments.
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, either directly or through noncontrolling interests and/or licensing agreements, in the development and sale of residential properties associated with our brands, including residences and condominiums under our The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection, and Marriott brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging businesses, which may reduce our profits or compromise our brand equity, including the following: (1) the continued weakness in residential real estate and demand generally may continue to reduce our profits and could make it more difficult to convince future hotel development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.
Technology, Information Protection, and Privacy Risks
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management, and property management systems, our Marriott Rewards and The Ritz-Carlton Rewards programs, and technologies we make available to our guests. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis, and if we cannot do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has helped prevent customer preference shift to the intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. In addition, recent class action litigation against several online travel intermediaries and lodging companies, including Marriott, challenges the legality under antitrust law of contract provisions that support programs such as Marriott's Look No Further® Best Rate Guarantee, and we cannot assure you that the courts will ultimately uphold such provisions. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.
Failure to maintain the integrity of internal or customer data could result in faulty business decisions, operational inefficiencies, damage to our reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The information, security, and privacy requirements imposed by governmental regulation and the requirements of the payment card industry are also increasingly demanding, in both the United States and other jurisdictions where we operate. Our systems may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data all threaten our and our service provider's information systems and records. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. A breach in the security of our information systems or those of our service providers could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
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
Other Risks
Changes in tax and other laws and regulations could reduce our profits or increase our costs. Our businesses are subject to regulation under a wide variety of laws, regulations, and policies in jurisdictions around the world. In response to the economic environment, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations, and policies, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations, or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
The 2011 spin-off of our former Timeshare business could result in significant tax liability to us and our shareholders. As discussed in more detail in Footnote No. 16, "Spin-off" to our Financial Statements, in 2011 we completed the spin-off of our timeshare operations and timeshare development business. Although we received a private letter ruling from the Internal Revenue Service ("IRS") and an opinion from our tax counsel confirming that the distribution of MVW common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss to us or our shareholders (except to the extent of cash received in lieu of fractional shares of MVW common stock), the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Moreover, certain future events that may or may not be within our control, including certain extraordinary purchases of our stock or MVW's stock, could cause the distribution not to qualify as tax-free. Accordingly, the IRS could determine that the distribution of the MVW common stock was a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock was determined to be taxable for U.S. federal income tax purposes, we and our shareholders who received shares of MVW common stock in the spin-off could incur significant tax liabilities. Under the tax sharing and indemnification agreement that we entered into with MVW, we are entitled to indemnification from MVW for certain taxes and related losses resulting from the failure of the distribution of MVW common stock to qualify as tax-free as a result of (1) any breach by MVW or its subsidiaries of the covenants on the preservation of the tax-free status of the distribution, (2) certain acquisitions of equity securities or assets of MVW or its subsidiaries, and (3) any breach by MVW or its subsidiaries of certain representations in the documents submitted to the IRS and the separation documents relating to the spin-off. If, however, the distribution failed to qualify as a tax-free transaction for reasons other than those specified in the indemnification provisions of the tax sharing and indemnification agreement, liability for any resulting taxes for the distribution would be apportioned between us and MVW based on our relative fair market values.
The 2011 spin-off also might not produce the cash tax benefits we anticipate. In connection with the spin-off, we completed an internal reorganization, which included transactions that were structured in a manner intended to result, for U.S. federal income tax purposes, in our recognition of built-in losses in properties used in the North American and Luxury segments of the Timeshare division. Our recognition of these built-in losses and corresponding tax deductions has generated and we expect will continue to generate significant cash tax benefits for us. Although we received a private letter ruling from the IRS and an opinion from our tax counsel confirming that these built-in losses may be recognized and deducted by us, the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. Accordingly, the IRS could determine that the built-in losses should not have been recognized or deductions for such losses should be disallowed and a court could agree with the IRS. If we were unable to deduct these losses for U.S. federal income tax purposes, and, instead, the tax basis of the properties attributable to the built-in losses were available to MVW and its subsidiaries, MVW has agreed, pursuant to the tax sharing and indemnification agreement, to indemnify us for certain tax benefits that we otherwise have recognized or would have recognized if we were able to deduct such losses. For more information on the cash tax benefits we anticipate, see the "Liquidity and Capital Resources" caption within Part II Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this report.
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
Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Director consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes for mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder’s rights plan.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We describe our company-operated properties in Part I, Item 1. “Business,” earlier in this report. We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers, both domestically and internationally, are located in leased facilities. We also lease space in a number of buildings with combined space of approximately 1.1 million square feet in Maryland where our corporate and The Ritz-Carlton headquarters are located.

Item 3.	Legal Proceedings.
Please see the information under "Legal Proceedings" in Footnote No. 14, "Contingencies" to our Financial Statements which we incorporate here by reference.
From time to time, we are also subject to other legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

Item 4.	Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant

See Part III, Item 10 of this report for information about our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The table below shows the price range of our Class A Common Stock (our "common stock") and the per share cash dividends we declared for each fiscal quarter during the last two years. We have not adjusted these prices and dividends for the impact of the spin-off. See Footnote No. 16, "Spin-off," to our Financial Statements for more information on the spin-off.

		Stock Price		Dividends Declared per Share
		High	Low
2011	First Quarter	$42.78	$36.24	$0.0875
	Second Quarter	38.52	32.92	0.1000
	Third Quarter	37.90	25.92	0.1000
	Fourth Quarter	33.57	25.49	0.1000

		Stock Price		Dividends Declared per Share
		High	Low
2012	First Quarter	$38.63	$29.73	$0.1000
	Second Quarter	40.45	35.68	0.1300
	Third Quarter	40.00	34.69	0.1300
	Fourth Quarter	41.84	33.93	0.1300

At February 8, 2013, 312,344,872 shares of our common stock were outstanding which were held by 38,726 shareholders of record. Our common stock trades on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $36.48 on December 28, 2012, and $29.17 on December 30, 2011. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2012 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 8, 2012-October 5, 2012	1.4	$39.15	1.4	14.8
October 6, 2012-November 2, 2012	1.9	37.62	1.9	12.9
November 3, 2012-November 30, 2012	2.9	35.20	2.9	10.0
December 1, 2012-December 28, 2012	0.7	36.65	0.7	9.3

(1)
On February 10, 2012, we announced that our Board of Directors had increased, by 35 million shares, the authorization to repurchase our common stock. As of year-end 2012, 9.3 million shares remained available for repurchase under authorizations previously approved by our Board of Directors. On February 15, 2013, we announced that our Board of Directors further increased, by 25 million shares, the authorization to repurchase our common stock. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.     Selected Financial Data.
The following table presents a summary of selected historical financial data for the Company derived from our Financial Statements as of and for our last 10 fiscal years. Since this information is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements in our Form 10-K for each respective year for more detailed information including, among other items, restructuring costs and other charges we incurred in 2008 and 2009, timeshare strategy-impairment charges we incurred in 2009 and 2011, and our 2011 spin-off of our former timeshare operations and timeshare development business. For periods before the 2011 spin-off date, we continue to include our former Timeshare segment in Marriott's historical financial results as a component of continuing operations because of Marriott's significant continuing involvement in MVW future operations.

	Fiscal Year (1)
($ in millions, except per share data)	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
Income Statement Data:
Revenues (2)	$11,814	$12,317	$11,691	$10,908	$12,879	$12,990	$11,995	$11,129	$9,778	$8,712
Operating income (loss) (2)	$940	$526	$695	$(152)	$765	$1,183	$1,089	$671	$579	$476
Income (loss) from continuing operations attributable to Marriott	$571	$198	$458	$(346)	$359	$697	$712	$543	$487	$380
Cumulative effect of change in accounting principle (3)	—	—	—	—	—	—	(109)	—	—	—
Discontinued operations (4)	—	—	—	—	3	(1)	5	126	109	122
Net income (loss) attributable to Marriott	$571	$198	$458	$(346)	$362	$696	$608	$669	$596	$502
Per Share Data (5):
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders	$1.72	$0.55	$1.21	$(0.97)	$0.97	$1.73	$1.64	$1.16	$1.01	$0.76
Diluted losses per share from cumulative effect of accounting change	—	—	—	—	—	—	(0.25)	—	—	—
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	—	—	—	0.01	—	0.01	0.27	0.22	0.25
Diluted earnings (losses) per share attributable to Marriott shareholders	1.72	0.55	1.21	(0.97)	0.98	1.73	1.40	1.43	1.23	1.01
Cash dividends declared per share	0.4900	0.3875	0.2075	0.0866	0.3339	0.2844	0.2374	0.1979	0.1632	0.1459
Balance Sheet Data (at year-end):
Total assets	$6,342	$5,910	$8,983	$7,933	$8,903	$8,942	$8,588	$8,530	$8,668	$8,177
Long-term debt	2,528	1,816	2,691	2,234	2,975	2,790	1,818	1,681	836	1,391
Shareholders’ (deficit) equity	(1,285)	(781)	1,585	1,142	1,380	1,429	2,618	3,252	4,081	3,838
Other Data:
Base management fees	$581	$602	$562	$530	$635	$620	$553	$497	$435	$388
Franchise fees	607	506	441	400	451	439	390	329	296	245
Incentive management fees	232	195	182	154	311	369	281	201	142	109
Total fees	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742
Fee Revenue-Source:
North America (6)	$1,074	$970	$878	$806	$1,038	$1,115	$955	$809	$682	$592
Total Outside North America (7)	346	333	307	278	359	313	269	218	191	150
Total fees	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873	$742

(1)	All fiscal years included 52 weeks, except for 2008 which included 53 weeks.

(2)
Balances do not reflect the impact of discontinued operations. Also, for periods prior to 2009, we reclassified our provision for loan losses associated with our lodging operations to the "General, administrative, and other expenses" caption of our Income Statements to conform to our presentation for periods beginning in 2009. This reclassification only affected operating income.

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

(5)
For periods before the stock dividends we issued in the third and fourth quarters of 2009, we have adjusted all per share data retroactively to reflect those stock dividends. Additionally, for periods before 2006, we have adjusted all per share data retroactively to reflect the June 9, 2006, stock split that we effected in the form of a stock dividend.

(6)
Represents fee revenue from the continental United States (which does not include Hawaii) and Canada, except for 2011 and 2012, which represent fee revenue from the United States (including Hawaii) and Canada.

(7)	Represents fee revenue outside the continental United States and Canada, except for 2011 and 2012, which represent fee revenue outside the United States and Canada.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW
Lodging Business
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 74 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At year-end 2012, we had 3,801 properties (660,394 rooms) in our system, including 35 home and condominium products (3,927 units) for which we manage the related owners’ associations. At year-end 2012, we grouped our operations into four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging.
We earn base management fees and in some cases incentive management fees from the hotels that we manage, and we earn franchise fees on the hotels that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less noncontrollable expenses such as insurance, real estate taxes, capital spending reserves, and the like.
We use or license our trademarks for the sale of residential real estate either in conjunction with hotel development or on a stand-alone basis under our The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection, and Marriott brand names. Third-party developers typically build and sell residences with little, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.
Under our business model, we typically manage or franchise hotels, rather than own them. At year-end 2012, we operated 43 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 54 percent under franchise agreements, unconsolidated joint ventures that we have an interest in held management and provided services to franchised properties for 1 percent, and we owned or leased only 2 percent.
Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while adding new hotels to our system generates growth, typically with little or no investment by the company. This strategy has driven substantial growth while minimizing financial leverage and risk in a cyclical industry. In addition, we believe minimizing our capital investments and adopting a strategy of recycling the investments that we do make maximizes and maintains our financial flexibility.
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level ("above-property"). Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Marriott Rewards and The Ritz-Carlton Rewards loyalty programs, a multichannel reservations system, and desirable property amenities. We strive to effectively leverage our size and broad distribution. We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in the system that do not meet standards.
We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, and of our associated mobile smartphone applications that connect to Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel. In 2012, we introduced Marriott.jp, adding Japanese language capability to our online platforms. Together with Spanish, German, French, and Chinese, our guests now have a wider selection of languages with which to discover our properties online.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.

Lodging Performance Measures
We believe RevPAR, which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR throughout this report are in constant dollars, unless otherwise noted. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We also believe company-operated house profit margin, which is the ratio of property-level gross operating profit (also known as house profit) to total property-level revenue, is a meaningful indicator of our performance because this ratio measures our overall ability as the operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. House profit includes room, food and beverage, and other revenue and the related expenses including payroll and benefits expenses, as well as repairs and maintenance, utility, general and administrative, and sales and marketing expenses. House profit does not include the impact of management fees, furniture, fixtures and equipment replacement reserves, insurance, taxes, or other fixed expenses.
Lodging Results
Conditions for our lodging business continued to improve in 2012, reflecting generally low supply growth, a favorable economic climate in many markets around the world, the impact of operating efficiencies across our company, and a year-over-year increase in the number of hotels. Demand was strong in most North American markets, constrained somewhat in Washington, D.C. due to weak government demand associated with government spending restrictions and a shorter congressional calendar. The D.C. market also experienced the customarily lower demand levels in 2012 associated with an election year, although leisure and group business were strong in the summer months.
In Europe, many economies continue to struggle although our properties there benefited from strong international arrivals. In addition, our hotels benefited from the Olympic Games in London, the Euro Cup Soccer Championship in Warsaw, and a strong fair calendar in Germany. Demand was weak in European markets more dependent on regional travel and new supply constrained RevPAR growth in a few European markets. Demand was strong in the United Arab Emirates and improved modestly but remained weak in Egypt, Jordan, Kuwait, and Oman. Demand in the Asia Pacific region continued to be strong particularly for properties in Thailand, China, and Indonesia. Demand in China in 2012 moderated somewhat as the year progressed, reflecting declines in government related travel ahead of the country's change in leadership, moderating economic growth, and new supply in several markets. RevPAR in India softened throughout 2012, reflecting the country's more challenging economic environment and increased supply.
Compared to 2011, 2012 worldwide average daily rates increased 3.9 percent on a constant dollar basis to $137.49 for comparable systemwide properties, RevPAR increased 6.1 percent to $97.34, and occupancy increased 1.5 percentage points to 70.8 percent.
We monitor market conditions and carefully price our rooms daily in accordance with individual hotel demand levels, generally increasing room rates as demand increases. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in 2012, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. Our company-operated properties continuously monitor costs as we focus on enhancing property-level house profit margins and actively pursue productivity improvements.
The hotels in our system serve both transient and group customers. Overall, business transient and leisure transient demand was strong in 2012. Group demand improved in 2012, group customers spent more on their meetings, and group related property-level food and beverage volumes improved. Additionally, we saw an increase in short-term bookings for both large and small groups during 2012, and attendance at meetings frequently exceeded initial projections. Typically, two-thirds of group business is booked before the year of arrival and one-third is booked in the year of arrival. During an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. Group business booked in earlier periods at lower rates continues to roll off, and with improving group demand, is replaced with bookings reflecting generally higher rates. Projected group revenue for 2013 for comparable North American Marriott Hotels & Resorts properties is up six percent year-over-year, with more than half of the growth coming from rate.

Negotiated corporate business (“special corporate business”) represented nearly 15 percent of our full-service managed hotel room nights for 2012 in North America. In negotiating pricing for this segment of business, we do not focus strictly on volume, but instead carefully evaluate the relationship with our business customers, including for example, stay patterns (day of week and season), locations of stays, non-room spend, and aggregate spend in order to maximize property-level earnings. For 2013, we expect to complete negotiations with our special corporate business national-accounts clients in the first quarter. With approximately 85 percent of our negotiations complete, on average room rates for comparable customers are approximately five percent higher in 2013 than the prior year.
Lodging Transactions
On October 1, 2012, we acquired the Gaylord brand and hotel management company from Gaylord Entertainment Company (now called Ryman Hospitality Properties, Inc. ("Ryman Hospitality")) for $210 million. Ryman Hospitality continues to own the Gaylord hotels, which we manage under the Gaylord brand under long-term management agreements. This transaction added four hotels and approximately 7,800 rooms to our North American Full-Service segment, and included our entering into management agreements for several attractions at the Gaylord Opryland in Nashville, consisting of a showboat, a golf course, and a saloon. As part of the transaction, on December 1, 2012, we also assumed management of another hotel owned by Ryman Hospitality, the Inn at Opryland, with approximately 300 rooms.
In 2012, we completed the sale of our ExecuStay® corporate housing business. Neither the sales price nor the gain we recognized was material to our results of operations and cash flows. The revenues, results of operations, assets, and liabilities of our ExecuStay business also were not material to our financial position, results of operations or cash flows for any of the periods presented, and accordingly we have not reflected ExecuStay as a discontinued operation.
In 2012, we completed the sale of our equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale) and we amended certain provisions of the management agreements for the underlying hotel portfolio. As a result of this transaction, we received cash proceeds of $96 million, including $30 million of proceeds which is refundable over the term of the management agreements if the hotel portfolio does not meet certain quarterly hotel performance thresholds. To the extent the hotel portfolio meets the quarterly hotel performance thresholds, we will recognize the $30 million of proceeds over the remaining term of the management agreements as base fee revenue. In 2012, we recognized a gain of $41 million, which consisted of: (1) $20 million for the recognition of the gain we deferred in 2005 because we retained the equity interest following the original sale of land to one of the joint ventures and because there were contingencies associated with the 2005 transaction that expired with this sale; and (2) $21 million for the gain on the sale of the equity interest. We also recognized base management fee revenue totaling $7 million in 2012, primarily that we had deferred in earlier periods, but which we earned in conjunction with the sale.
See Footnote No. 7, "Acquisitions and Dispositions" to our Financial Statements for more information on these lodging transactions.

Timeshare Spin-off and Timeshare Strategy-Impairment Charges

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our wholly owned subsidiary MVW. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We now earn license fees under these agreements that we include in franchise fees. We do not allocate MVW license fees to any of our segments and instead include them in "other unallocated corporate."
Because of our significant continuing involvement in MVW operations after the spin-off (by virtue of the license and other agreements between us and MVW), we continue to include the historical financial results before the spin-off of our former Timeshare segment in our historical financial results as a component of continuing operations.
Before the spin-off, we recorded a pre-tax noncash impairment charge of $324 million ($234 million after-tax) in our 2011 Income Statement under the "Timeshare strategy-impairment charges" caption. Please see Footnote No. 16, “Spin-off,” to our Financial Statements and “Part I, Item 1A – Risk Factors; Other Risks” for more information on the spin-off and the impairment charges.

CONSOLIDATED RESULTS
As noted in the preceding "Business and Overview" section, we completed the spin-off of our timeshare operations and timeshare development business in late 2011. Accordingly, we no longer have a Timeshare segment and instead now earn license fees that we do not allocate to any of our segments and include in "other unallocated corporate." The following tables detail the components of our former Timeshare segment revenues and results for 2011, as well as certain items that we did not allocate to our Timeshare segment for 2011 and also shows the components of revenue, interest income and interest expense we received from MVW for 2012.

($ in millions)	2012	2011	Change 2012/2011
Former Timeshare segment revenues
Base fee revenue	$—	$51
Total sales and services revenue	—	1,088
Cost reimbursements	—	299
Former Timeshare segment revenues	—	1,438	$(1,438)

Other base fee revenue	—	5	(5)

Other unallocated corporate revenues from MVW
Franchise fee revenue	61	4
Cost reimbursements	128	24
Revenues from MVW	189	28	161

Total revenue impact	$189	$1,471	$(1,282)

	2012	2011	Change 2012/2011
Former Timeshare segment results operating income impact
Base fee revenue	$—	$51
Timeshare sales and services, net	—	159
Timeshare strategy-impairment charges	—	(324)
General, administrative, and other expense	—	(63)
Former Timeshare segment results operating income impact (1)	—	(177)	$177

Other base fee revenue	—	5	(5)
General, administrative, and other expenses
Timeshare spin-off costs	—	(34)	34
Other miscellaneous expenses	—	(2)	2

Other Unallocated corporate operating income impact from MVW
Franchise fee revenue	61	4	57

Total operating income (loss) impact	61	(204)	265
Gains (losses) and other income (1)	—	3	(3)
Interest expense (1)	(8)	(43)	35
Capitalized interest	—	6	(6)
Interest income	11	2	9
Equity in earnings (losses)	—	4	(4)
Income (loss) before income taxes spin-off impact	$64	$(232)	$296

(1)
Timeshare segment results for year-end 2011 totaled a segment loss of $217 million and consisted of $177 million of operating losses, $43 million of interest expense, and $3 million of gains and other income.

The following discussion presents an analysis of results of our operations for 2012, 2011, and 2010. The results for 2011 included the results of the former Timeshare segment before the spin-off date while 2010 included the former Timeshare segment for the entire fiscal year. See "BUSINESS SEGMENTS: Timeshare" later in this report for more information.

Revenues
2012 Compared to 2011
Revenues decreased by $503 million (4 percent) to $11,814 million in 2012 from $12,317 million in 2011. As detailed in the preceding table, the spin-off contributed to a net $1,282 million decrease in revenues that was partially offset by a $779 million increase in revenues in our lodging business.

The $779 million increase in revenues for our lodging business was a result of: higher cost reimbursements revenue ($757 million), higher franchise fees ($44 million), higher incentive management fees ($37 million, comprised of an $18 million increase for North America and a $19 million increase outside of North America), and higher base management fees ($35 million), partially offset by lower owned, leased, corporate housing, and other revenue ($94 million, which includes a $70 million reduction from our sold corporate housing business as further discussed later in this section).
The $562 million increase in total cost reimbursements revenue, to $9,405 million in 2012 from $8,843 million in 2011, reflected a $757 million increase (allocated across our lodging business) resulting from higher property-level demand and growth across our system, partially offset by a net $195 million decline in timeshare-related cost reimbursements due to the spin-off.
The $21 million decrease in total base management fees, to $581 million in 2012 from $602 million in 2011, primarily reflected a decline of $56 million in former Timeshare segment ($51 million) and International segment ($5 million) base management fees due to the spin-off, partially offset by a net increase of $35 million across our lodging business. The $35 million net increase in base management fees across our lodging business primarily reflected stronger RevPAR ($24 million) and the impact of unit growth across the system ($9 million), as well as recognition in the 2012 third quarter of $7 million of previously deferred base management fees in conjunction with the sale of our equity interest in a North American-Limited Service joint venture, partially offset by unfavorable foreign exchange rates ($3 million) and the unfavorable impact of $3 million of fee reversals in 2012 for two properties to reflect contract revisions. The $101 million increase in total franchise fees, to $607 million in 2012 from $506 million in 2011, primarily reflected an increase of $57 million in license fees from MVW and an increase of $44 million across our lodging business primarily as a result of stronger RevPAR ($27 million) and the impact of unit growth across the system ($13 million).
The $37 million increase in incentive management fees from $195 million in 2011 to $232 million in 2012 primarily reflected higher net property-level income ($30 million), new unit growth, net of terminations ($6 million), recognition of incentive management fees due to contract revisions for certain International segment properties ($3 million), and recognition of previously deferred fees in conjunction with an International segment property's change in ownership ($3 million), partially offset by unfavorable foreign exchange rates ($4 million). In 2012, 33 percent of our managed properties paid us incentive management fees versus 29 percent in 2011. In addition, in 2012, 65 percent of our incentive fees came from properties outside the United States versus 67 percent in 2011. In North America, 14 North American Full-Service segment properties, seven North American Limited-Service segment properties, and two Luxury segment properties earned a combined $13 million in incentive management fees in 2012, but did not earn any incentive management fees in 2011.
The $94 million decrease in owned, leased, corporate housing, and other revenue, to $989 million in 2012 from $1,083 million in 2011, primarily reflected $70 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter, $29 million of lower owned and leased revenue, and $3 million of lower termination fees, partially offset by $7 million of higher branding fees and $3 million of higher other revenue. The $29 million decrease in owned and leased revenue primarily reflected: (1) $34 million of lower revenue at several owned and leased properties in our International segment, primarily driven by three hotels that left the system ($18 million), weaker demand at three other hotels ($6 million), two hotels that are no longer leased but remain within our system as managed or franchised properties ($5 million), and unfavorable foreign exchange rates ($5 million); and (2) $23 million of lower revenue at a North American Full-Service segment property that converted from leased to managed at year-end 2011; partially offset by (3) $14 million of higher revenue at one leased property in London due to strong demand, in part associated with the 2012 third quarter Olympic Games; and (4) $10 million of higher revenue at one leased property in Japan. The property in Japan benefited from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in 2012 from a utility company. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $106 million in 2012 and $99 million in 2011.

2011 Compared to 2010
Revenues increased by $626 million (5 percent) to $12,317 million in 2011 from $11,691 million in 2010, as a result of higher: cost reimbursements revenue ($604 million); base management and franchise fees ($105 million); owned, leased, corporate housing, and other revenue ($37 million); and incentive management fees ($13 million, all from properties outside of North America). These favorable variances were partially offset by lower Timeshare sales and services revenue ($133 million).
The increases in base management fees, to $602 million in 2011 from $562 million in 2010, and in franchise fees, to $506 million in 2011 from $441 million in 2010, primarily reflected stronger RevPAR and, to a lesser extent, the impact of unit growth across our system and favorable foreign exchange rates. Base management fees in 2011 included $51 million for the timeshare business compared to $55 million in the prior year. Franchise fees in 2011 included $4 million for MVW license fees. The increase in incentive management fees from $182 million in 2010 to $195 million in 2011 primarily reflected higher net property-level income resulting from higher property-level revenue and continued property-level cost controls and, to a lesser extent, new unit growth in international markets and favorable foreign exchange rates.
The increase in owned, leased, corporate housing, and other revenue, to $1,083 million in 2011, from $1,046 million in 2010, reflected $21 million of higher total branding fees, $7 million of higher corporate housing revenue, $4 million of higher hotel agreement termination fees, and $3 million of higher other revenue. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $99 million in 2011 and $78 million in 2010.
The decrease in Timeshare sales and services revenue, to $1,088 million in 2011 from $1,221 million in 2010, primarily reflected: (1) $49 million of lower development revenue reflecting the spin-off and, to a lesser extent, lower sales volumes, partially offset by favorable reportability primarily for sales reserves recorded in 2010; (2) $45 million of lower financing revenue from lower interest income resulting from the transfer of the mortgage portfolio to MVW in conjunction with the spin-off as well as a lower mortgage portfolio balance before the spin-off date; (3) $32 million of lower other revenue, primarily reflecting the spin-off and lower resales revenue; and (4) $7 million of lower services revenue reflecting the spin-off, partially offset by increased rental occupancies and rates before the spin-off date. See “BUSINESS SEGMENTS: Timeshare” later in this report for more information on our former Timeshare segment.
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
Operating Income
2012 Compared to 2011
Operating income increased by $414 million to $940 million in 2012 from $526 million in 2011. The $414 million increase in operating income reflected a net $265 million favorable variance due to the spin-off (which included $324 million of Timeshare strategy-impairment charges in 2011), as detailed in the preceding table, and a $149 million increase across our lodging business. This $149 million increase across our lodging business reflected a $44 million increase in franchise fees, a $37 million increase in incentive management fees, a $35 million increase in base management fees, $25 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and an $8 million decrease in general, administrative and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees across our lodging business compared to 2011 in the preceding “Revenues” section.
The $25 million (18 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was primarily attributable to $19 million of net stronger results, particularly at one leased property in Japan ($9 million) and one leased property in London ($8 million), $7 million of higher branding fees, and $3 million of higher other revenue, partially offset by $3 million of lower termination fees. Our leased property in London benefited from strong demand and higher property-level margins in 2012 in part associated with the 2012 third quarter Olympic Games, while our leased property in Japan experienced strong demand in 2012, benefiting from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in 2012 from a utility company.
General, administrative, and other expenses decreased by $107 million (14 percent) to $645 million in 2012 from $752 million in 2011. The $107 million decrease reflected a decline of $99 million due to the spin-off (consisting of $63 million of former Timeshare segment general, administrative, and other expenses and $36 million of other expenses not previously allocated to the former Timeshare segment, including $34 million of Timeshare spin-off costs and $2 million of other expenses), and a decline of $8 million across our lodging business. The $8 million decrease across our lodging business was primarily a result of: (1) favorable variances from the following 2011 items: (a) a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both for one Luxury segment property whose owner filed for bankruptcy; (b) a $5 million performance cure payment for a North American Full-Service property; and (c) $8 million for a guarantee accrual for one North American Full-Service property and the write-off of contract acquisition costs for several other properties; and (2) $11 million of guarantee accrual reversals in 2012, primarily associated with four properties for which we either satisfied the related guarantee requirements or were otherwise released; (3) a favorable litigation settlement, partially offset by higher legal expenses, netting to a favorable $3 million; and (4) $2 million in decreased expenses due to favorable foreign exchange rates. These favorable items were partially offset by: (1) the following unfavorable 2012 items: (a) $20 million of increased compensation and other overhead expenses; and (b) the accelerated amortization of $8 million of deferred contract acquisitions costs for a North American Full-Service segment property (for which we earned a termination fee that we recorded in owned, leased, corporate housing, and other revenue); and (2) the unfavorable variance for a $5 million reversal in 2011 of a loan loss provision for one property with increased expected future cash flows. See "BUSINESS SEGMENTS: North American Full-Service Lodging" for more information on the termination fee and the related accelerated amortization of deferred contract acquisition costs recorded in 2012.
The $8 million decrease in total general, administrative, and other expenses across our lodging business consisted of a $21 million decrease allocated to our Luxury segment, partially offset by an $11 million increase that we did not allocate to any of our segments and a $2 million increase allocated to our North American Full-Service segment.
2011 Compared to 2010
Operating income decreased by $169 million to $526 million in 2011 from $695 million in 2010. The decrease reflected $324 million of 2011 Timeshare strategy-impairment charges and $40 million of lower Timeshare sales and services revenue net of direct expenses, partially offset by a $105 million increase in base management and franchise fees, $49 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, a $28 million decrease in general, administrative, and other expenses, and $13 million of higher incentive management fees. We address the reasons for the increases in base management and franchise fees and in incentive management fees in the preceding “Revenues” section.
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
General, administrative, and other expenses decreased by $28 million (4 percent) to $752 million in 2011 from $780 million in 2010. The decrease primarily reflected favorable variances from the following 2010 items: an $84 million long-lived asset impairment charge for a capitalized revenue management software asset (which we did not allocate to any of our segments); a $13 million long-lived asset impairment charge (allocated to our former Timeshare segment); and a $14 million long-lived asset impairment charge (allocated to our North American Limited-Service segment). Also contributing to the decrease in expenses, was $9 million of lower former Timeshare segment expenses due to the spin-off and a $5 million reversal in 2011 of a loan loss provision for one property with increased expected future cash flows. These favorable variances were partially offset by the following 2011 items: $34 million of transaction-related expenses for the spin-off of the timeshare business; $17 million of higher compensation costs; $10 million of increased other expenses primarily associated with higher costs in international markets and initiatives to enhance and grow our brands globally, a $5 million impairment of contract acquisition costs and a $5 million accounts receivable reserve, both for one Luxury segment property whose owner filed for bankruptcy; a $5 million performance cure payment for a North American Full-Service property; and $7 million for an increase in the guarantee reserves for one International and one North American Full-Service property, primarily due to cash flow shortfalls at those properties, and a $2 million write-off of contract acquisition costs for two other properties. The favorable variances were further offset by the following 2010 items: a $4 million reversal of excess accruals for net asset tax based on the receipt of final assessments from a taxing authority located outside the United States and a $6 million reversal of guarantee accruals, primarily for a completion guarantee for which we satisfied the related requirements.
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

Timeshare sales and services revenue net of direct expenses totaled $159 million in 2011 and $199 million in 2010. The decrease of $40 million as compared to 2010, primarily reflected $28 million of lower other revenue, net of expenses and $25 million of lower financing revenue, net of expenses, partially offset by $8 million of higher development revenue net of product costs and marketing and selling costs and $5 million of higher services revenue, net of expenses. The $28 million decrease in other revenue, net of expenses primarily reflected a $15 million unfavorable variance from an adjustment to the Marriott Rewards liability in 2010 and, to a lesser extent in 2011 the impact of the spin-off as well as lower resales revenue, net of expenses due to lower closings. The $25 million decrease in financing revenue, net of expenses primarily reflected decreased interest income due to the spin-off as well as lower notes receivable balances before the spin-off date. Higher development revenue net of product costs and marketing and selling costs primarily reflected favorable reportability as well as a favorable variance from a net $12 million reserve in the prior year, partially offset by lower 2011 sales volumes as well as the impact of the spin-off. See “BUSINESS SEGMENTS: Timeshare,” later in this report for more information on our former Timeshare segment before spin-off.
Gains (Losses) and Other Income
We show our gains (losses) and other income for 2012, 2011, and 2010 in the following table:

($ in millions)	2012	2011	2010
Net gain on sale of real estate and other	$27	$11	$34
Net gain on sale of joint venture and other investments	21	—	1
Income from cost method joint ventures	2	—	—
Impairment of cost method joint venture investments and equity securities	(8)	(18)	—
	$42	$(7)	$35
2012 Compared to 2011
In 2012, we recognized a total gain of $41 million on the sale of an equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale) which consisted of: (1) a $21 million gain on the sale of this interest reflected in the "Net gain on sale of joint venture and other investments" caption in the preceding table; and (2) recognition of the $20 million remaining gain we deferred in 2005 due to contingencies in the original transaction documents for the sale of land to one of the joint ventures, reflected in the "Net gain on sale of real estate and other" caption in the preceding table. See Footnote No. 7, "Acquisitions and Dispositions" to the Financial Statements for more information on the sale of this equity interest.
The "Impairment of cost method joint venture investments and equity securities" line in the preceding table reflects the other-than-temporary impairment in 2012 of two cost method joint venture investments and the other-than-temporary impairment in 2011 of marketable equity securities. For more information on the $7 million impairment of one of the cost method joint venture investments in 2012 and the impairment of marketable equity securities in 2011, see Footnote No. 4, “Fair Value of Financial Instruments” to the Financial Statements.
2011 Compared to 2010
The $23 million decrease in net gain on sale of real estate and other primarily reflected an unfavorable variance from an $18 million gain on the sale of one Timeshare segment property in 2010. The $18 million impairment in 2011 shown in the "Impairment of cost method joint venture investments and equity securities" caption in the preceding table reflects an other-than-temporary impairment of marketable securities, as discussed previously under the "2012 Compared to 2011" caption.
Interest Expense
2012 Compared to 2011
Interest expense decreased by $27 million (16 percent) to $137 million in 2012 compared to $164 million in 2011. This decrease reflected a $29 million decrease due to the spin-off, partially offset by a $2 million increase for our lodging business. The $29 million decrease in interest expense due to the spin-off consisted of interest expense in 2011 that was allocated to the former Timeshare segment ($43 million), partially offset by interest expense in 2012 for ongoing obligations for costs that were a component of "Timeshare-direct" expenses before the spin-off ($8 million) and the unfavorable variance to 2011 for capitalized interest expense for construction projects for our former Timeshare segment ($6 million). For the $8 million of interest expense in 2012 for ongoing spin-off obligations, we also recorded $8 million of "Interest income" in 2012 for the associated notes receivable. The $2 million increase in interest expense for our lodging business was primarily for the Series K Notes and the Series L Notes we issued in 2012 ($23 million) as well as increased interest expense for our Marriott Rewards program and our commercial paper program, reflecting higher average balances and interest rates ($2 million), partially offset by increased capitalized interest expense principally for lodging construction projects ($15 million) and the absence of interest expense for the Series F Senior Notes following our repayment of those notes in 2012 ($9 million). See the “LIQUIDITY AND CAPITAL RESOURCES” caption later in this report for more information on our credit facility.
2011 Compared to 2010
Interest expense decreased by $16 million (9 percent) to $164 million in 2011 compared to $180 million in 2010. This decrease was primarily driven by: (1) a $12 million decrease in interest expense on securitized notes, reflecting the transfer of these notes to MVW on the spin-off date, as well as a lower average outstanding balance and a lower average interest rate on those notes before the spin-off date; (2) a $2 million increase in capitalized interest associated with construction projects; and (3) a $1 million decrease in interest expense for our revolving credit facility and commercial paper program, reflecting lower interest rates.
Interest Income and Income Tax
2012 Compared to 2011
Interest income increased by $3 million (21 percent) to $17 million in 2012 compared to $14 million in 2011, primarily reflecting $9 million of increased interest income for two notes receivable issued to us in conjunction with the spin-off, partially offset by a $6 million decrease primarily from the repayment of certain loans. For $8 million of the $9 million increase in interest income in 2012 for notes receivable issued to us in conjunction with the spin-off, we also recorded $8 million of "Interest expense" in 2012 for ongoing obligations for those notes.
Our tax provision increased by $120 million (76 percent) to $278 million in 2012 from $158 million in 2011. The increase was primarily due to the absence of timeshare pre-tax losses in 2012 due to the spin-off and the effect of higher pre-tax income from our lodging business, as well as a lower percentage of lodging pre-tax income in 2012 from jurisdictions outside the U.S. with lower tax rates. These increases in the provision were partially offset by a favorable variance from $34 million of income tax expense that we recorded in 2011 to write off certain deferred tax assets transferred to MVW in conjunction with the spin-off, as discussed under the following "2011 Compared to 2010" caption.
2011 Compared to 2010
Interest income decreased by $5 million (26 percent) to $14 million in 2011 compared to $19 million in 2010, primarily reflecting a $3 million decrease from the repayment of certain loans.

Our tax provision increased by $65 million (70 percent) to $158 million in 2011 from $93 million in 2010. The increase was primarily due to an unfavorable variance related to a prior year IRS settlement on the treatment of funds received from certain non-U.S. subsidiaries that resulted in an $85 million benefit to our income tax provision in 2010 and $34 million of income tax expense that we recorded in 2011 to write off certain deferred tax assets that we transferred to MVW in conjunction with the spin-off. We impaired these assets because we considered it "more likely than not" that MVW will be unable to realize the value of those deferred tax assets. Please see Footnote No. 16, "Spin-off" to our Financial Statements for more information on the transaction. The increases were partially offset by lower pre-tax income in 2011.
Equity in Losses
2012 Compared to 2011
Equity in losses of $13 million in 2012 was unchanged from equity in losses of $13 million in 2011, and reflected a $4 million decrease in equity in losses across our lodging business, entirely offset by a $4 million unfavorable variance due to the impact of the spin-off. The $4 million decrease in equity in losses across our lodging business primarily reflected $3 million of increased earnings at two International segment joint ventures, $3 million of decreased losses at two other joint ventures, and a $3 million favorable variance from the 2012 sale of an equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale) which had losses in the prior year, partially offset by $3 million of increased losses at a Luxury segment joint venture, and a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture. The $3 million of increased losses at a Luxury segment joint venture reflected increased losses of $8 million primarily from the impairment of certain underlying residential properties in 2012, partially offset by $5 million of decreased losses in 2012, after the impairment, as a result of decreased joint venture costs. The $4 million unfavorable variance due to the impact of the spin-off reflected the $4 million reversal in 2011 of the funding liability associated with Timeshare-strategy impairment charges we originally recorded in 2009. See Footnote No. 18, "Timeshare Strategy-Impairment Charges" of our 2011 Form 10-K for additional information on this reversal.
2011 Compared to 2010
Equity in losses of $13 million in 2011 decreased by $5 million from equity in losses of $18 million in 2010 and primarily reflected $9 million of increased earnings at two North American Limited-Service joint ventures and one International segment joint venture, primarily due to stronger property-level performance; $8 million of lower losses for a residential and fractional project joint venture (our former Timeshare segment stopped recognizing their share of the joint venture’s losses as their investment, including loans due from the joint venture, was reduced to zero in 2010); and a favorable variance from 2010 joint venture impairment charges of $5 million for our North American Limited-Service segment. These favorable impacts were partially offset by $8 million of decreased earnings at two Luxury segment joint ventures. We also reversed $4 million in 2011 and $11 million in 2010 of the $27 million funding liability we initially recorded in the Timeshare strategy-impairment charges (non-operating) caption of our 2009 Income Statement (see Footnote No. 18, "Timeshare Strategy-Impairment Charges" of the Notes to our Financial Statements of the 2011 Form 10-K for more information). We recorded both the $11 million reversal in 2010 and the $4 million reversal in 2011 based on facts and circumstances surrounding a project related to our former Timeshare segment, including continued progress on certain construction-related legal claims and potential funding of certain costs by one of the partners.
Net Income
2012 Compared to 2011
Net income increased by $373 million to $571 million in 2012 from $198 million in 2011, and diluted earnings per share increased by $1.17 per share (213 percent) to $1.72 per share from $0.55 per share in 2011. As discussed in more detail in the preceding sections beginning with “Revenues,” the $373 million increase in net income was due to the impact of the spin-off ($296 million), as well as the following increases across our lodging business: higher gains and other income ($52 million), higher franchise fees ($44 million), higher incentive management fees ($37 million), higher base management fees ($35 million), higher owned, leased, corporate housing, and other revenue, net of direct expenses ($25 million), lower general, administrative, and other expenses ($8 million), and lower equity in losses ($4 million). These increases were partially offset by higher income taxes ($120 million) as well as the following decreases across our lodging business: lower interest income ($6 million) and higher interest expense ($2 million).
2011 Compared to 2010
Net income decreased by $260 million (57 percent) to $198 million in 2011 from $458 million in 2010, and diluted earnings per share decreased by $0.66 per share (55 percent) to $0.55 per share from $1.21 per share in 2010. As discussed in more detail in the preceding sections beginning with “Revenues,” the $260 million decrease in net income was due to Timeshare strategy-impairment charges ($324 million), higher income taxes ($65 million), lower gains and other income ($42 million), lower Timeshare sales and services revenue net of direct expenses ($40 million), and lower interest income ($5 million). Higher base management and franchise fees ($105 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($49 million), lower general, administrative, and other expenses ($28 million), lower interest expense ($16 million), higher incentive management fees ($13 million), and lower equity in losses ($5 million) partially offset these items.
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also believe that Adjusted EBITDA, another non-GAAP financial measure, is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects:

•Timeshare Spin-off Adjustments for 2011 ("Timeshare Spin-off Adjustments") as if the spin-off occurred on the first day of 2011. The Timeshare Spin-off Adjustments of $260 million reflected in net income for 2011 totaled $300 million pre-tax and are primarily comprised of the following pre-tax items: (1) the addition of $217 million to remove the losses of our former Timeshare segment; (2) the addition of a $60 million payment by MVW to us of estimated license fees; (3) the addition of $34 million to remove unallocated spin-off transaction costs; (4) the addition of $10 million of estimated interest income; (5) the subtraction of $14 million of estimated interest expense; and (6) the subtraction of $7 million of other expenses not previously allocated to our former Timeshare segment; and

• Adjustments for Other Charges for 2011. These adjustments of $17 million to net income for 2011 totaled $28 million pre-tax and consist of the following pre-tax items: (1) an $18 million charge for an other-than-temporary impairment of marketable securities; and (2) a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both for one Luxury segment property whose owner filed for bankruptcy. We discuss the other-than-temporary impairment of marketable securities in greater detail in the preceding "Gains (Losses) and Other Income" caption.

We believe that Adjusted EBITDA that excludes these items is also a meaningful measure of our operating performance because it permits period-over-period comparisons of our ongoing core operations before material charges. EBITDA and Adjusted EBITDA also facilitate our comparison of results from our ongoing operations before material charges with results from other lodging companies.

EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as substitutes for performance measures calculated under GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and in particular Adjusted EBITDA differently than we do or may not calculate them at all, limiting EBITDA's and Adjusted EBITDA's usefulness as comparative measures. We provide Adjusted EBITDA for illustrative and informational purposes only and Adjusted EBITDA is not necessarily indicative of, and we do not purport that it represents, what our operating results would have been had the spin-off occurred on the first day of 2011. Adjusted EBITDA also does not reflect certain financial and operating benefits we expect to realize as a result of the 2011 timeshare spin-off.

We show our 2012 and 2011 EBITDA and Adjusted EBITDA calculations and reconcile those measures with Net Income in the following tables:

($ in millions)	As Reported 2012
Net Income	$571
Interest expense	137
Tax provision	278
Depreciation and amortization	145
Less: Depreciation reimbursed by third-party owners	(16)
Interest expense from unconsolidated joint ventures	11
Depreciation and amortization from unconsolidated joint ventures	20
EBITDA	$1,146

($ in millions)	As Reported 2011	Timeshare Spin-off Adjustments	Other Charges	2011 Adjusted EBITDA
Net Income	$198	$260	$17
Interest expense	164	(29)	—
Tax provision	158	40	11
Depreciation and amortization	168	(28)	—
Less: Depreciation reimbursed by third-party owners	(15)	—	—
Interest expense from unconsolidated joint ventures	18	—	—
Depreciation and amortization from unconsolidated joint ventures	30	—	—
EBITDA	$721	$243	$28	$992

Business Segments
We are a diversified lodging company with operations in four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging. See Footnote No. 15, “Business Segments,” to our Financial Statements for further information on our segments, including how we aggregate our individual brands into each segment and other information about each segment, including revenues, net income (loss), equity in earnings (losses) of equity method investees, assets, and capital expenditures.
In addition to our four current segments, on November 21, 2011 we spun off our former timeshare operations and timeshare development business, which had until that time been our Timeshare segment, as a new independent company, MVW. See Footnote No. 15, “Business Segments,” to our Financial Statements for historical financial results of our former Timeshare segment and Footnote No. 16, "Spin-off" to our Financial Statements for more information on the spin-off. Also, see the "CONSOLIDATED RESULTS" caption earlier in this report for more information, including tables, on the impact of the spin-off.

At year-end 2012, we operated, franchised, and licensed the following properties by segment:

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	320	14	334	126,113	5,244	131,357
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	22	1	23	12,649	221	12,870
Renaissance Hotels	77	2	79	28,248	790	29,038
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	24	—	24	6,609	—	6,609
	460	17	477	184,981	6,255	191,236
North American Limited-Service Lodging Segment (1)
Courtyard	817	21	838	114,948	3,734	118,682
Fairfield Inn & Suites	678	11	689	61,477	1,234	62,711
SpringHill Suites	297	2	299	34,844	299	35,143
Residence Inn	602	19	621	72,642	2,808	75,450
TownePlace Suites	208	2	210	20,803	278	21,081
	2,602	55	2,657	304,714	8,353	313,067
International Lodging Segment (1)
Marriott Hotels & Resorts	—	155	155	—	44,852	44,852
JW Marriott	—	36	36	—	12,923	12,923
Renaissance Hotels	—	74	74	—	23,902	23,902
Autograph Collection	—	8	8	—	1,056	1,056
Courtyard	—	91	91	—	17,871	17,871
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	25	25	—	4,066	4,066
	—	395	395	—	105,425	105,425
Luxury Lodging Segment
The Ritz-Carlton	38	42	80	11,357	12,410	23,767
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential(2)	30	5	35	3,598	329	3,927
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	68	55	123	14,955	13,598	28,553
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	348	348
AC Hotels by Marriott	—	79	79	—	8,736	8,736
	—	84	84	—	9,084	9,084

Timeshare (3)	50	15	65	10,706	2,323	13,029

Total	3,180	621	3,801	515,356	145,038	660,394

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out.

Lodging (reflects all four of our Lodging segments and our former Timeshare segment, for periods before the spin-off date)
2012 Compared to 2011
We added 122 properties (27,059 rooms) and 42 properties (8,883 rooms) exited our system in 2012. These figures do not include residential or ExecuStay units. During 2012, we also added three residential properties (89 units). No residential properties or units exited the system.
Total segment financial results increased by $408 million to $1,173 million in 2012 from $765 million in 2011, and total segment revenues decreased by $671 million to $11,526 million in 2012, a 6 percent decrease from revenues of $12,197 million in 2011. The $408 million increase in segment results reflected a $212 million favorable variance from the spin-off (which included $324 million of Timeshare strategy-impairment charges in 2011) and a net $196 million increase in segment results across our lodging business. The $671 million decrease in total segment revenues reflected a $1,443 million decrease due to the impact of the spin-off that was partially offset by a net $772 million increase across our lodging business.
The year-over-year net increase in segment revenues across our lodging business of $772 million resulted from a $757 million increase in cost reimbursements revenue, a $44 million increase in franchise fees, a $35 million increase in base management fees, and a $37 million increase in incentive management fees, partially offset by a $101 million decrease in owned, leased, corporate housing, and other revenue. The $196 million year-over-year increase in segment results across our lodging business reflected a $44 million increase in franchise fees, $39 million of higher gains and other income, a $37 million increase in incentive management fees, a $35 million increase in base management fees, a $19 million decrease in general, administrative, and other expenses, an $18 million increase in owned, leased, corporate housing, and other revenue net of direct expenses, and $4 million of lower joint venture equity losses. For more detailed information on the variances, see the preceding sections beginning with “Revenues.”
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to 2011, worldwide comparable company-operated house profit margins in 2012 increased by 120 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.0 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and lower energy costs. These same factors contributed to North American company-operated house profit margins increasing by 140 basis points compared to 2011. HP-PAR at those same properties increased by 9.9 percent. International company-operated house profit margins increased by 90 basis points, and HP-PAR at those properties increased by 7.3 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.
2011 Compared to 2010
We added 206 properties (30,856 rooms) and 30 properties (6,262 rooms) exited our system in 2011. These figures do not include residential or ExecuStay units. During that time, we also added four residential properties (753 units) and no residential properties exited the system. These property additions include 80 hotels (8,371 rooms) which are operated or franchised as part of our unconsolidated joint venture with AC Hoteles, S.A. See Footnote No. 7, “Acquisitions and Dispositions,” for more information about AC Hotels by Marriott.
Total segment financial results decreased by $218 million (22 percent) to $765 million in 2011 from $983 million in 2010, and total segment revenues increased by $586 million to $12,197 million in 2011, a 5 percent increase from revenues of $11,611 million in 2010.
The year-over-year increase in revenues included a $604 million increase in cost reimbursements revenue, which does not impact operating income or net income. Total segment financial results, compared to 2010, primarily reflected $324 million of Timeshare strategy-impairment charges, a $40 million decrease in Timeshare sales and services revenue net of direct expenses, a $24 million decrease in gains and other income, and a $6 million increase in general, administrative, and other expenses. Partially offsetting these unfavorable factors were: a $101 million increase in base management and franchise fees to $1,104 million in 2011 from $1,003 million in 2010, a $37 million increase in owned, leased, corporate housing, and other revenue net of direct expenses, $13 million of higher incentive management fees to $195 million in 2011 from $182 million in 2010, $13 million of lower joint venture equity losses, and a $12 million decrease in interest expense. For more detailed information on the variances, see the preceding sections beginning with “Operating Income.”

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
Compared to 2010, worldwide comparable company-operated house profit margins in 2011 increased by 60 basis points and worldwide comparable company-operated HP-PAR increased by 7.6 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and the impact of tight cost controls in 2011 at properties in our system, partially offset by higher property-level compensation. These same factors contributed to North American company-operated house profit margins increasing by 70 basis points compared to 2010 and HP-PAR at those same properties increased by 8.1 percent. International company-operated house profit margins increased by 40 basis points and HP-PAR at those properties increased by 6.7 percent reflecting increased demand and higher RevPAR in most locations and continued tight property-level cost controls, partially offset by higher property-level compensation and the effects of RevPAR declines in the Middle East.

Lodging Development

We added 122 properties, totaling 27,059 rooms, across our brands in 2012 and 42 properties (8,883 rooms) left the system, not including residential products or ExecuStay. We also added three residential properties (89 units) and no residential properties left the system. Highlights of the year included:

•
Converting 30 properties (5,553 rooms), or 20 percent of our gross room additions for the year, to our brands, including seven properties joining our Autograph Collection brand. Twenty-one of the properties converted were located in the United States;

•
Thirty percent of our gross room additions were from the acquisition of the Gaylord brand and hotel management company. At year-end 2012, as a result of the acquisition, we managed five hotels (8,098 rooms) as well as other attractions including a showboat, golf course, and saloon;

•	Adding approximately 30 percent of all the new rooms outside the United States; and

•	Adding 70 properties (8,470 rooms) to our North American Limited-Service brands.

We currently have nearly 130,000 hotel rooms under construction, awaiting conversion, or approved for development in our hotel development pipeline and we expect to add approximately 30,000 to 35,000 hotel rooms (gross) to our system in 2013.

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
Reporting periods and currency. The occupancy, average daily rate, and RevPAR statistics we use throughout this report are for the following 52 week periods: for 2012, December 31, 2011 through December 28, 2012; for 2011, January 1, 2011 through December 30, 2011; and for 2010, January 2, 2010 through December 31, 2010; except in each case, for The Ritz-Carlton and Autograph Collection brand properties and properties located outside of the United States where statistics are for the period from January 1 through December 31 for each year. For the properties located in countries that use currencies other than the U.S. dollar, the comparison to the prior year are on a constant U.S. dollar basis.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2012	Change vs. 2011		2012	Change vs. 2011
Marriott Hotels & Resorts
Occupancy	72.7%	1.8%	pts.	70.1%	1.8%	pts.
Average Daily Rate	$171.48	3.5%		$157.17	3.6%
RevPAR	$124.72	6.1%		$110.19	6.4%
Renaissance Hotels
Occupancy	73.6%	2.1%	pts.	71.2%	1.4%	pts.
Average Daily Rate	$167.67	4.5%		$150.53	4.7%
RevPAR	$123.38	7.5%		$107.18	6.8%
Autograph Collection Hotels
Occupancy	*	*	pts.	76.1%	3.6%	pts.
Average Daily Rate	*	*		$176.61	1.6%
RevPAR	*	*		$134.36	6.6%
Composite North American Full-Service
Occupancy	72.9%	1.8%	pts.	70.3%	1.8%	pts.
Average Daily Rate	$170.92	3.6%		$156.30	3.8%
RevPAR	$124.52	6.3%		$109.93	6.4%
The Ritz-Carlton North America
Occupancy	69.9%	0.8%	pts.	69.9%	0.8%	pts.
Average Daily Rate	$319.57	4.9%		$319.57	4.9%
RevPAR	$223.51	6.1%		$223.51	6.1%
Composite North American Full-Service and Luxury
Occupancy	72.6%	1.7%	pts.	70.3%	1.7%	pts.
Average Daily Rate	$185.57	3.8%		$166.02	3.8%
RevPAR	$134.64	6.3%		$116.72	6.4%
Residence Inn
Occupancy	75.4%	0.3%	pts.	77.2%	0.6%	pts.
Average Daily Rate	$123.55	4.3%		$120.66	4.2%
RevPAR	$93.14	4.7%		$93.10	5.0%
Courtyard
Occupancy	67.7%	0.5%	pts.	69.2%	1.2%	pts.
Average Daily Rate	$117.11	4.9%		$118.68	4.6%
RevPAR	$79.32	5.6%		$82.15	6.5%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	67.3%	1.7%	pts.
Average Daily Rate	nm	nm		$94.49	4.8%
RevPAR	nm	nm		$63.56	7.5%
TownePlace Suites
Occupancy	70.8%	(0.4)%	pts.	72.3%	0.6%	pts.
Average Daily Rate	$83.04	5.6%		$89.07	5.0%
RevPAR	$58.76	5.1%		$64.39	5.9%
SpringHill Suites
Occupancy	70.5%	2.8%	pts.	71.0%	2.6%	pts.
Average Daily Rate	$103.04	2.7%		$103.81	3.8%
RevPAR	$72.63	7.0%		$73.74	7.8%
Composite North American Limited-Service
Occupancy	70.2%	0.6%	pts.	71.2%	1.3%	pts.
Average Daily Rate	$116.43	4.6%		$111.12	4.4%
RevPAR	$81.76	5.5%		$79.07	6.3%
Composite North American - All
Occupancy	71.6%	1.2%	pts.	70.8%	1.4%	pts.
Average Daily Rate	$157.05	4.2%		$130.97	4.2%
RevPAR	$112.40	6.0%		$92.79	6.4%
* There are no company-operated properties.
nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	2012	Change vs. 2011		2012	Change vs. 2011
Caribbean and Latin America
Occupancy	72.3%	1.2%	pts.	70.2%	1.3%	pts.
Average Daily Rate	$190.75	5.1%		$171.32	3.4%
RevPAR	$137.93	6.9%		$120.27	5.3%
Europe
Occupancy	72.7%	0.2%	pts.	71.9%	0.2%	pts.
Average Daily Rate	$170.72	2.8%		$166.02	2.6%
RevPAR	$124.20	3.0%		$119.40	2.8%
Middle East and Africa
Occupancy	61.8%	5.3%	pts.	61.8%	5.6%	pts.
Average Daily Rate	$133.14	(1.0)%		$130.10	(0.6)%
RevPAR	$82.25	8.3%		$80.37	9.2%
Asia Pacific
Occupancy	73.0%	3.7%	pts.	72.9%	3.6%	pts.
Average Daily Rate	$133.01	3.0%		$141.17	2.2%
RevPAR	$97.04	8.4%		$102.90	7.6%
Regional Composite (1)
Occupancy	71.9%	2.0%	pts.	71.2%	1.9%	pts.
Average Daily Rate	$156.74	2.7%		$156.47	2.2%
RevPAR	$112.66	5.6%		$111.45	5.0%
International Luxury (2)
Occupancy	63.4%	1.3%	pts.	63.4%	1.3%	pts.
Average Daily Rate	$341.32	3.6%		$341.32	3.6%
RevPAR	$216.34	5.9%		$216.34	5.9%
Total International (3)
Occupancy	70.9%	1.9%	pts.	70.5%	1.8%	pts.
Average Daily Rate	$175.14	2.8%		$171.36	2.4%
RevPAR	$124.22	5.6%		$120.85	5.1%

(1)	Regional Composite statistics include properties located outside of the United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside the United States and Canada and Bulgari Hotels & Resorts properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	2012	Change vs. 2011		2012	Change vs. 2011
Composite Luxury (1)
Occupancy	67.0%	1.0%	pts.	67.0%	1.0%	pts.
Average Daily Rate	$328.68	4.4%		$328.68	4.4%
RevPAR	$220.33	6.0%		$220.33	6.0%
Total Worldwide (2)
Occupancy	71.4%	1.4%	pts.	70.8%	1.5%	pts.
Average Daily Rate	$162.39	3.8%		$137.49	3.9%
RevPAR	$115.91	5.9%		$97.34	6.1%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts brands.

(2)
Company-operated statistics include properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. In addition to the foregoing brands, systemwide statistics include properties worldwide for the Fairfield Inn & Suites and Autograph Collection brands.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2011	Change vs. 2010		2011	Change vs. 2010
Marriott Hotels & Resorts
Occupancy	71.0%	0.8%	pts.	68.2%	1.1%	pts.
Average Daily Rate	$164.08	3.4%		$149.94	3.3%
RevPAR	$116.45	4.6%		$102.28	5.0%
Renaissance Hotels
Occupancy	69.7%	2.3%	pts.	69.0%	1.9%	pts.
Average Daily Rate	$161.40	3.1%		$146.74	3.3%
RevPAR	$112.55	6.7%		$101.24	6.3%
Composite North American Full-Service
Occupancy	70.7%	1.1%	pts.	68.4%	1.3%	pts.
Average Daily Rate	$163.59	3.3%		$149.36	3.3%
RevPAR	$115.72	5.0%		$102.10	5.2%
The Ritz-Carlton North America
Occupancy	69.2%	2.4%	pts.	69.2%	2.4%	pts.
Average Daily Rate	$302.31	6.3%		$302.31	6.3%
RevPAR	$209.11	10.2%		$209.11	10.2%
Composite North American Full-Service and Luxury
Occupancy	70.6%	1.3%	pts.	68.4%	1.3%	pts.
Average Daily Rate	$178.65	4.0%		$159.53	3.7%
RevPAR	$126.07	5.9%		$109.14	5.8%
Residence Inn
Occupancy	75.1%	1.2%	pts.	76.7%	1.7%	pts.
Average Daily Rate	$117.25	2.4%		$115.41	2.9%
RevPAR	$88.09	4.0%		$88.47	5.2%
Courtyard
Occupancy	67.2%	2.8%	pts.	68.1%	2.5%	pts.
Average Daily Rate	$111.42	3.2%		$113.19	3.0%
RevPAR	$74.90	7.7%		$77.03	7.0%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	65.8%	3.1%	pts.
Average Daily Rate	nm	nm		$89.57	3.9%
RevPAR	nm	nm		$58.92	9.1%
TownePlace Suites
Occupancy	71.9%	4.8%	pts.	72.1%	3.7%	pts.
Average Daily Rate	$75.52	3.3%		$83.46	3.7%
RevPAR	$54.32	10.7%		$60.15	9.3%
SpringHill Suites
Occupancy	66.9%	2.5%	pts.	68.5%	3.6%	pts.
Average Daily Rate	$99.71	4.2%		$99.21	2.5%
RevPAR	$66.69	8.3%		$67.98	8.2%
Composite North American Limited-Service
Occupancy	69.7%	2.4%	pts.	70.1%	2.6%	pts.
Average Daily Rate	$110.34	3.0%		$106.02	3.0%
RevPAR	$76.86	6.7%		$74.29	7.0%
Composite North American
Occupancy	70.2%	1.8%	pts.	69.5%	2.2%	pts.
Average Daily Rate	$150.00	3.5%		$125.67	3.2%
RevPAR	$105.28	6.2%		$87.28	6.5%
nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	2011	Change vs. 2010		2011	Change vs. 2010
Caribbean and Latin America
Occupancy	72.6%	2.8%	pts.	69.3%	2.3%	pts.
Average Daily Rate	$183.64	6.4%		$163.29	6.2%
RevPAR	$133.29	10.6%		$113.14	9.9%
Europe
Occupancy	73.2%	0.1%	pts.	72.3%	0.5%	pts.
Average Daily Rate	$175.20	4.8%		$171.34	4.6%
RevPAR	$128.21	5.0%		$123.95	5.3%
Middle East and Africa
Occupancy	58.8%	(11.0)%	pts.	58.4%	(9.7)%	pts.
Average Daily Rate	$141.22	7.6%		$137.92	6.7%
RevPAR	$83.11	(9.3)%		$80.55	(8.5)%
Asia Pacific
Occupancy	73.1%	5.6%	pts.	72.6%	4.4%	pts.
Average Daily Rate	$137.80	5.9%		$147.36	3.6%
RevPAR	$100.69	14.8%		$106.97	10.3%
Regional Composite (1)
Occupancy	71.8%	1.1%	pts.	70.8%	1.1%	pts.
Average Daily Rate	$162.58	5.4%		$161.01	4.7%
RevPAR	$116.67	7.0%		$114.03	6.4%
International Luxury(2)
Occupancy	63.8%	(0.5)%	pts.	63.8%	(0.5)%	pts.
Average Daily Rate	$312.52	7.0%		$312.52	7.0%
RevPAR	$199.53	6.2%		$199.53	6.2%
Total International (3)
Occupancy	70.8%	0.9%	pts.	70.1%	0.9%	pts.
Average Daily Rate	$179.38	5.5%		$174.82	4.9%
RevPAR	$129.96	6.9%		$122.59	6.3%

(1)	Regional Composite statistics include all properties located outside of the United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels, and Courtyard brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside of the United States and Canada and Bulgari Hotels & Resorts properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	2011	Change vs. 2010		2011	Change vs. 2010
Composite Luxury (1)
Occupancy	66.9%	1.2%	pts.	66.9%	1.2%	pts.
Average Daily Rate	$306.45	6.5%		$306.45	6.5%
RevPAR	$205.04	8.5%		$205.04	8.5%
Total Worldwide (2)
Occupancy	70.3%	1.5%	pts.	69.6%	2.0%	pts.
Average Daily Rate	$158.15	4.1%		$133.26	3.4%
RevPAR	$111.26	6.4%		$92.69	6.4%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton and Bulgari Hotels & Resorts brands.

(2)
Company-operated statistics include properties worldwide for the Marriott Hotels & Resorts, Renaissance Hotels, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, SpringHill Suites, and The Ritz-Carlton brands. In addition to the foregoing brands, systemwide statistics include properties worldwide for the Fairfield Inn & Suites brand.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Gaylord Hotels, and Autograph Collection Hotels.

($ in millions)				Annual Change
	2012	2011	2010	2012/2011	2011/2010
Segment revenues	$5,965	$5,450	$5,159	9%	6%
Segment results	$407	$351	$317	16%	11%
2012 Compared to 2011
In 2012, across our North American Full-Service Lodging segment we added 18 properties (11,444 rooms), including five properties from the Gaylord acquisition (8,098 rooms). Eight properties (3,569 rooms) left the system.
In 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 6.4 percent to $109.93, occupancy for these properties increased by 1.8 percentage points to 70.3 percent, and average daily rates increased by 3.8 percent to $156.30.
The $56 million increase in segment results, compared to 2011, primarily reflected $30 million of higher base management and franchise fees, $15 million of higher incentive management fees, and $11 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $2 million of higher general, administrative, and other expenses.
Higher base management and franchise fees primarily reflected increased RevPAR and, to a lesser extent, unit growth. The $15 million increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins.
The $11 million increase in owned, leased, and other revenue net of direct expenses primarily reflected a $14 million termination fee for one property in 2012 and $3 million of net stronger owned and leased property results, primarily driven by two properties that left the system and had losses in the prior year, partially offset by $7 million of termination fees for two properties in 2011.
General, administrative, and other expenses increased by $2 million and primarily reflected the accelerated amortization of $8 million of deferred contract acquisition costs for the property for which we earned the $14 million termination fee and $2 million of miscellaneous cost increases, partially offset by favorable variances from the following 2011 items: a $5 million performance cure payment we made for one property, a $2 million guarantee accrual for one property, and the write-off of contract acquisition costs totaling $2 million for two properties.
Cost reimbursements revenue and expenses for our North American Full-Service Lodging segment properties totaled $5,325 million in 2012, compared to $4,862 million in 2011.
2011 Compared to 2010
In 2011, across our North American Full-Service Lodging segment we added ten properties (4,178 rooms) and seven properties (1,925 rooms) left the system.
In 2011, RevPAR for comparable systemwide North American Full-Service properties increased by 5.2 percent to $102.10, occupancy for these properties increased by 1.3 percentage points to 68.4 percent, and average daily rates increased by 3.3 percent to $149.36.
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
The $16 million increase in owned, leased, and other revenue net of direct expenses is primarily due to $7 million of net stronger results driven by higher RevPAR and property-level margins, $7 million of termination fees for two properties, and a $3 million favorable variance from prior year losses for a leased property that we now operate under a management agreement.

The $5 million increase in general, administrative, and other expenses primarily reflected the following 2011 items: a $5 million performance cure payment for one property, a $2 million increase in the guarantee reserve for one property, and a $2 million write-off of contract acquisition costs for two properties. The increase was partially offset by a favorable variance from a $4 million contract acquisition cost impairment charge that we recorded in 2010 because we expected that a management agreement for one property would be terminated early in 2011 as a result of a change in property ownership.
Cost reimbursements revenue and expenses for our North American Full-Service Lodging segment properties totaled $4,862 million in 2011, compared to $4,587 million in 2010.
North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and before we sold this business in April 2012 included Marriott ExecuStay.

($ in millions)				Annual Change
	2012	2011	2010	Change 2012/2011	Change 2011/2010
Segment revenues	$2,466	$2,358	$2,150	5%	10%
Segment results	$472	$382	$298	24%	28%
2012 Compared to 2011
In 2012, across our North American Limited-Service Lodging segment we added 70 properties (8,470 rooms) and 16 properties (2,033 rooms) left the system. The majority of the properties that left the system were older Fairfield Inn properties. In addition, in April 2012, we completed the sale of our ExecuStay corporate housing business, which we historically had not included in our rooms count. The revenues, results of operations, assets, and liabilities of our ExecuStay business were not material to our financial position, results of operations or cash flows for any of the periods presented. In 2012, we also completed the sale of an equity interest in a North American Limited-Service Lodging segment joint venture (formerly two joint ventures which were merged before the sale), which did not result in any rooms leaving the system.
In 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 6.3 percent to $79.07, occupancy for these properties increased by 1.3 percentage points to 71.2 percent, and average daily rates increased by 4.4 percent to $111.12.
The $90 million increase in segment results, compared to 2011, primarily reflected $43 million of higher base management and franchise fees, $41 million of higher gains and other income, $4 million of decreased joint venture equity losses, and $2 million of higher incentive management fees.
Higher gains and other income reflected a $41 million gain on the sale of our equity interest in a joint venture. See the "Gains (Losses) and Other Income" caption earlier in this report for more information on the sale of this equity interest.
Higher base management and franchise fees primarily reflected higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and, to a lesser extent, new unit growth and our recognition of $7 million of deferred base management fees in 2012 in conjunction with the sale of our equity interest in the joint venture.
The $4 million decrease in joint venture equity losses primarily reflected a favorable variance from the sale of our equity interest in a joint venture which had losses in the prior year.
Cost reimbursements revenue and expenses for our North American Limited-Service Lodging segment properties totaled $1,842 million in 2012, compared to $1,687 million in 2011.
2011 Compared to 2010

In 2011, across our North American Limited-Service Lodging segment we added 68 properties (8,379 rooms) and 13 properties (1,432 rooms) left the system. The majority of the properties that left the system were older Residence Inn and Fairfield Inn properties.
In 2011, RevPAR for comparable systemwide North American Limited-Service properties increased by 7.0 percent to $74.29, occupancy for these properties increased by 2.6 percentage points to 70.1 percent, and average daily rates increased by 3.0 percent to $106.02.

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
The $11 million decrease in joint venture equity losses primarily reflected $5 million of increased earnings in 2011 for two joint ventures principally reflecting stronger property-level performance and a $5 million impairment charge recorded in 2010 for another joint venture.
Cost reimbursements revenue and expenses for our North American Limited-Service Lodging segment properties totaled $1,687 million in 2011, compared to $1,548 million in 2010.
International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)				Annual Change
	2012	2011	2010	Change 2012/2011	Change 2011/2010
Segment revenues	$1,330	$1,278	$1,188	4%	8%
Segment results	$192	$175	$165	10%	6%
2012 Compared to 2011
In 2012, across our International Lodging segment we added 29 properties (6,418 rooms) and 18 properties (3,281 rooms) left the system, largely due to quality issues.
In 2012, RevPAR for comparable systemwide international properties increased by 5.0 percent to $111.45, occupancy for these properties increased by 1.9 percentage points to 71.2 percent, and average daily rates increased by 2.2 percent to $156.47. Comparable company-operated RevPAR improved significantly in Thailand, China, Indonesia, the United Arab Emirates, and Mexico, while Europe experienced more modest RevPAR increases. Demand remained particularly weak in Egypt, Jordan, Kuwait, Oman and markets in Europe more dependent on regional travel.
The $17 million increase in segment results in 2012, compared to 2011, primarily reflected a $16 million increase in incentive management fees and $2 million of decreased joint venture equity losses, partially offset by a $1 million decrease in owned, leased, and other revenue net of direct expenses. Aggregate base management and franchise fees as well as general, administrative, and other expenses remained unchanged compared to 2011.
The $16 million increase in incentive management fees primarily reflected higher property-level income associated with better RevPAR and margins ($10 million), new unit growth net of terminations ($3 million), recognition of incentive management fees due to contract revisions for certain properties ($3 million), and recognition of previously deferred fees in conjunction with a property's change in ownership ($3 million), partially offset by unfavorable foreign exchange rates ($4 million).
Aggregate base management and franchise fees were unchanged and reflected $5 million of lower base management fees due to the spin-off, offset by $5 million of higher base management and franchise fees across our lodging business. The decrease in base management fees due to the spin-off reflected fees that the International segment no longer receives from the timeshare business following the spin-off. The $5 million increase in base management and franchise fees across our lodging business primarily reflected stronger RevPAR ($8 million), new unit growth net of terminations ($5 million), partially offset by unfavorable foreign exchange rates ($5 million) and contract revisions for certain properties ($3 million).
The $2 million decrease in joint venture equity losses primarily reflected increased earnings at two joint ventures.

The $1 million decrease in owned, leased, and other revenue net of direct expenses primarily reflected $8 million of lower termination fees in 2012, partially offset by net stronger results principally at a leased property in London in 2012 which had increased demand.
General, administrative, and other expenses remained unchanged and primarily reflected $6 million of increased expenses for initiatives to enhance and grow our brands globally, almost entirely offset by $3 million of lower accounts receivable reserves, and a $2 million guarantee accrual reversal in 2012 for one property where we were released of the guarantee.
Cost reimbursements revenue and expenses for our International Lodging segment properties totaled $682 million in 2012, compared to $621 million in 2011.
2011 Compared to 2010

In 2011, across our International Lodging segment we added 121 properties (16,355 rooms) and eight properties (2,428 rooms) left the system, largely due to quality issues. The properties added include 80 AC Hotels by Marriott properties (8,371 rooms) that are operated or franchised as part of our new unconsolidated joint ventures.
In 2011, RevPAR for comparable systemwide international properties increased by 6.4 percent to $114.03, occupancy for these properties increased by 1.1 percentage points to 70.8 percent, and average daily rates increased by 4.7 percent to $161.01. Comparable company-operated RevPAR improved significantly in South America, India, China, Thailand, and France, while Egypt experienced RevPAR declines.
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
The $15 million increase in general, administrative, and other expenses primarily reflected $7 million of increased expenses for initiatives to enhance and grow our brands globally and a $5 million increase in a guarantee reserve for one property with projected cash flow shortfalls.
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
Cost reimbursements revenue and expenses for our International Lodging segment properties totaled $621 million in 2011, compared to $568 million in 2010.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)				Annual Change
	2012	2011	2010	Change 2012/2011	Change 2011/2010
Segment revenues	$1,765	$1,673	$1,563	5%	7%
Segment results	$102	$74	$77	38%	(4)%
2012 Compared to 2011
In 2012, across our Luxury Lodging segment we added four properties (499 rooms) and no properties left the system. In 2012, we also added three residential products (89 units). No residential products left the system.
In 2012, RevPAR for comparable systemwide luxury properties increased by 6.0 percent to $220.33, occupancy increased by 1.0 percentage points to 67.0 percent, and average daily rates increased by 4.4 percent to $328.68.
The $28 million increase in segment results, compared to 2011, reflected a $21 million decrease in general, administrative, and other expenses, $8 million of higher owned, leased, and other revenue net of direct expenses, and a $4 million increase in incentive management fees, partially offset by $3 million of increased joint venture equity losses and $3 million of decreased gains and other income.
The $21 million decrease in general, administrative, and other expenses primarily reflected a favorable variance from a $5 million impairment of deferred contract acquisition costs and a $5 million accounts receivable reserve, both recognized in 2011 and both for one property whose owner filed for bankruptcy, as well as $8 million of guarantee accrual reversals in 2012 for three properties for which we either satisfied the related guarantee requirements or were otherwise released.
The $8 million increase in owned, leased, and other revenue net of direct expenses primarily reflected a $9 million increase associated with our leased property in Japan (which experienced very low demand in 2011 as a result of the earthquake and tsunami and received a $2 million business interruption payment in 2012 from a utility company).
The $4 million increase in incentive management fees primarily reflected new unit growth. The $3 million increase in joint venture equity losses primarily reflected increased losses of $8 million, principally for the impairment of certain underlying residential properties in 2012, partially offset by $5 million of decreased losses after the impairment, as a result of decreased joint venture costs. The $3 million decrease in gains and other income primarily reflected the impairment of a cost method joint venture investment.
Cost reimbursements revenue and expenses for our Luxury Lodging segment properties totaled $1,428 million in 2012, compared to $1,350 million in 2011.
2011 Compared to 2010
In 2011, across our Luxury Lodging segment we added seven properties (1,862 rooms) and two properties (477 rooms) left the system. In 2011, we also added four residential products (753 units). No residential products left the system.
In 2011, RevPAR for comparable systemwide luxury properties increased by 8.5 percent to $205.04, occupancy increased by 1.2 percentage points to 66.9 percent, and average daily rates increased by 6.5 percent to $306.45.
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
The $20 million increase in general, administrative, and other expenses primarily reflected a $5 million impairment of contract acquisition costs and a $5 million accounts receivable reserve, both for one property whose owner filed for bankruptcy in 2011, a $5 million reversal in 2010 of a completion guarantee accrual, and $4 million in other cost increases in 2011.
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
The $8 million increase in owned, leased, and other revenue net of direct expenses primarily reflected $12 million in increased branding fees from the sale of real estate by others, partially offset by a $4 million decline in income from our leased property in Japan, which experienced lower demand as a result of the earthquake and tsunami earlier in the year.
Cost reimbursements revenue and expenses associated with our Luxury Lodging segment properties totaled $1,350 million in 2011, compared to $1,261 million in 2010.
Timeshare included Marriott Vacation Club, The Ritz-Carlton Destination Club and Residences, and Grand Residences by Marriott brands worldwide, before the spin-off in 2011. See Footnote No. 16, "Spin-off" to our Financial Statements for more information on the spin-off. The results for 2011 included the results of the former Timeshare segment before the spin-off date while results for 2010 included the former Timeshare segment for that entire fiscal year.

($ in millions)	2011(1)	2010	Change 2011/2010
Segment revenues
Base fee revenue	$51	$55
Sales and services revenue
Development	577	626
Services	344	351
Financing revenue
Interest income non-securitized notes	27	40
Interest income-securitized notes	116	147
Other financing revenue	6	7
Total financing revenue	149	194
Other revenue	18	50
Total sales and services revenue	1,088	1,221
Cost reimbursements	299	275
Segment revenues	$1,438	$1,551	(7)%
Segment Results
Base fee revenue	$51	$55
Timeshare sales and services, net	159	199
Timeshare strategy-impairment charges	(324)	—
Joint venture equity losses	—	(8)
Gains and other income	3	20
General, administrative, and other expense	(63)	(85)
Interest expense	(43)	(55)
Segment (losses) results	$(217)	$126	(272)%
Contract Sales
Timeshare	$570	$651
Fractional	23	28
Residential	4	9
Total company	597	688
Fractional	8	5
Residential	13	(8)
Total joint venture	21	(3)
Total Timeshare segment contract sales	$618	$685	(10)%

(1)	2011 Activity is before the date of spin-off, November 21, 2011.
2011 Compared to 2010

Timeshare segment contract sales decreased by $67 million to $618 million in 2011 from $685 million in 2010 primarily reflecting an $81 million decrease in timeshare contract sales and a $2 million decrease in fractional contract sales, partially offset by a $16 million increase in residential contract sales. Timeshare contract sales decreased in 2011 primarily as a result of the spin-off of the timeshare business resulting in fewer periods of Timeshare segment activity reflected in the 2011 fiscal year, as compared to a full fiscal year in 2010, as well as difficult comparisons driven by sales promotions in 2010 and the start-up impact of the shift from the sale of weeks-based to points-based products in the 2010 third quarter. Residential and fractional contract sales benefited from a net $19 million decrease in cancellation allowances that we recorded in 2010 in anticipation that a portion of contract revenue, previously recorded for certain residential and fractional projects would not be realized due to contract cancellations before closing.
The $113 million decrease in Timeshare segment revenues to $1,438 million from $1,551 million primarily reflected a $133 million decrease in Timeshare sales and services revenue and a $4 million decrease in base management fees, partially offset by a $24 million increase in cost reimbursements revenue. The decrease in Timeshare sales and services revenue primarily reflected: (1) $49 million of lower development revenue which reflected the spin-off and, to a lesser extent, lower sales volumes, partially offset by favorable reportability primarily related to sales reserves recorded in 2010; (2) $45 million of lower financing revenue from lower interest income as a result of the transfer of the mortgage portfolio to MVW in conjunction with the spin-off as well as a lower mortgage portfolio balance before the spin-off date; (3) $32 million of lower other revenue which primarily reflected the spin-off and lower resales revenue; and (4) $7 million of lower services revenue which reflected the spin-off, partially offset by increased rental occupancies and rates.
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
General, administrative, and other expense decreased by $22 million primarily due to a $13 million impairment charge in 2010 associated with the disposition of a golf course and related assets as well as the impact of the spin-off. For more information on the impairment charge recorded in 2010, see Footnote No. 6, “Property and Equipment,” to our Financial Statements.
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
SHARE-BASED COMPENSATION
Under our Stock and Cash Incentive Plan, we award: (1) stock options to purchase our common stock (“Stock Option Program”); (2) stock appreciation rights (“SARs”) for our common stock (“Stock Appreciation Right Program”); (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that equal the market price of our common stock on the date of grant.
During 2012, we granted 3.2 million RSUs, 1.0 million Employee SARs, 0.3 million stock options, and 27,000 deferred stock units. See Footnote No. 3, “Share-Based Compensation,” to our Financial Statements for more information.

NEW ACCOUNTING STANDARDS
See Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for information on our adoption of new accounting standards in 2012 and for information on our anticipated adoption of recently issued accounting standards.

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
We issue commercial paper in the United States. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand. We classify any outstanding commercial paper and Credit Facility borrowings as long-term debt based on our ability and intent to refinance them on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect fluctuations in the demand for commercial paper to affect our liquidity, given our borrowing capacity under the Credit Facility.
At year-end 2012, our available borrowing capacity amounted to $1.321 billion and reflected borrowing capacity of $1.233 billion under our Credit Facility and our cash balance of $88 million. We calculated that borrowing capacity by taking $1.750 billion of effective aggregate bank commitments under our Credit Facility and subtracting $501 million of outstanding commercial paper, $15 million of outstanding Credit Facility borrowings, and $1 million of outstanding letters of credit under our Credit Facility.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect to continue meeting part of our financing and liquidity needs through commercial paper borrowings and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the commercial paper market take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis and may have to rely more on borrowings under the Credit Facility, which we believe will be adequate to fund our liquidity needs, including repayment of debt obligations, but which may or may not carry a higher cost than commercial paper. Since we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.
Cash from Operations
Cash from operations, depreciation expense, and amortization expense for the last three fiscal years are as follows:

($ in millions)	2012	2011	2010
Cash from operations	$989	$1,089	$1,151
Depreciation expense	93	127	138
Amortization expense	52	41	40

Our ratio of current assets to current liabilities was roughly 0.5 to 1.0 at year-end 2012 and 0.5 to 1.0 at year-end 2011. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to this 2012 Annual Report on Form 10-K, are as follows:

Fiscal Years
2012	2011	2010	2009	2008
4.6x	2.3x	2.9x	*	3.1x

*	In 2009, earnings were inadequate to cover fixed charges by approximately $364 million.
Timeshare Cash Flows
While our former Timeshare segment historically generated positive operating cash flow, year-to-year cash flow varied based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We included timeshare reportable sales we financed in cash from operations when we collected cash payments. We show the net operating activity from our former Timeshare segment before the spin-off (which did not include income from our former Timeshare segment) in the following table. New Timeshare segment mortgages totaled $214 million in 2011 and $256 million in 2010, and collections totaled $273 million in 2011 (which included collections on securitized notes of $187 million) and $347 million in 2010 (which included collections on securitized notes of $230 million).

($ in millions)	2011	2010
Timeshare segment development less than cost of sales	$97	$15
Timeshare segment collections (net of new mortgages)	59	91
Financially reportable sales less than closed sales	3	58
Other cash inflows	12	52
Net cash inflows from former Timeshare segment activity	$171	$216

For more information on our timeshare note securitizations, including a discussion of the cash flows on securitized notes, see Footnote No. 10, “Asset Securitizations,” to our Financial Statements.

We expect that our 2011 spin-off of our timeshare operations and timeshare development business will result in our realization through 2014 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $152 million of cash tax benefits in 2012 and $76 million in 2011.We expect to realize approximately $140 million in 2013. For more information on the spin-off, please see Footnote No. 16, "Spin-off," to our Financial Statements.

Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital expenditures of $437 million in 2012, $183 million in 2011, and $307 million in 2010. These included expenditures for the development and construction of new hotels, acquisitions of hotel properties, improvements to existing properties, and systems initiatives. These numbers do not reflect former Timeshare segment development expenditures, which we included in “Cash from Operations” before the spin-off, as noted in that section. Capital expenditures in 2012 increased by $254 million compared to 2011. Capital expenditures primarily reflected acquisition of land and a building, as well as renovations of buildings associated with plans to develop three EDITION hotels. Over time, we anticipate selling these properties subject to our retaining long-term management agreements. We also purchased land for an EDITION hotel, which we anticipate will be developed by a third party.

Contract acquisition costs in 2012 increased by $179 million compared to 2011, primarily due to the $192 million acquisition of the Gaylord hotel management company. Separately, we classified the $18 million acquisition of the Gaylord brand name in 2012 as "Other investing activities." Capital expenditures in 2011 decreased by $124 million compared to 2010, primarily due to the purchase of two hotels in 2010. See Footnote No. 7, "Acquisitions and Dispositions," to our Financial Statements for more information on these acquisitions. We expect 2013 investment spending will total approximately $600 million to $800 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments.

Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. We expect to continue making selective and opportunistic investments to add units to our lodging business, which may include loans and noncontrolling equity investments.

Fluctuations in the values of hotel real estate generally have little impact on our overall business results because: (1) we own less than one percent of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits rather than current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale or foreclosure.

Dispositions. Property and asset sales generated cash proceeds of $65 million in 2012, $20 million in 2011, and $114 million in 2010. See Footnote No. 7, "Acquisitions and Dispositions," to our Financial Statements for more information on dispositions.

Loan Activity. From time to time we make loans to owners of hotels that we operate or franchise. Loan collections and sales, net of loan advances, amounted to $138 million in 2012 and $84 million in 2011. At year-end 2012, we had a $15 million long-term senior loan and $227 million of mezzanine and other loans ($165 million long-term and $62 million short-term) outstanding, compared with no senior loans and $382 million of mezzanine and other loans ($298 million long-term and $84 million short-term) outstanding at year-end 2011. In 2012, our notes receivable balance for senior, mezzanine, and other loans decreased by $140 million, primarily reflecting collection of a $69 million note receivable for a recoverable guarantee that we previously funded and $77 million of collections on two MVW notes receivable issued to us in conjunction with the spin-off. See the “Senior, Mezzanine, and Other Loans” caption in Footnote No. 1, "Summary of Significant Accounting Policies."

Equity and Cost Method Investments. Cash outflows of $15 million in 2012, $83 million in 2011, and $29 million in 2010 for equity and cost method investments primarily reflects our investments in a number of joint ventures.

Cash from Financing Activities

Debt. Debt increased by $764 million in 2012, to $2,935 million at year-end 2012 from $2,171 million at year-end 2011, and reflected our 2012 issuance of $594 million (book value) of Series K Senior Notes, our 2012 issuance of $349 million (book value) of Series L Senior Notes, a $170 million increase in commercial paper, and $15 million of borrowings under our Credit Facility, partially offset by the $348 million (book value) retirement, at maturity, of our Series F Senior Notes and decreases of $16 million in other debt (which includes capital leases). See Footnote No. 11, "Long-Term Debt" for additional information on the debt issuances. Debt decreased by $658 million in 2011, to $2,171 million at year-end 2011 from $2,829 million at year-end 2010, and reflected a $1,016 million decrease in nonrecourse debt for previously securitized notes which we transferred to MVW as part of the spin-off, partially offset by a $331 million increase in commercial paper and increases of $27 million in other debt (which includes capital leases).
On February 15, 2013 (after year-end 2012), we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Notes.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2012, our long-term debt had an average interest rate of 3.9 percent and an average maturity of approximately 4.7 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at year-end 2012.
See the “Cash Requirements and Our Credit Facilities,” caption within this “Liquidity and Capital Resources” section for more information on our Credit Facility.

Share Repurchases. We purchased 31.2 million shares of our common stock in 2012 at an average price of $37.15 per share, purchased 43.4 million shares in 2011 at an average price of $32.79 per share, and purchased 1.5 million shares in 2010 at an average price of $39.02 per share. As of year-end 2012, 9.3 million shares remained available for repurchase under authorizations from our Board of Directors. On February 15, 2013, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. We purchase shares in the open market and in privately negotiated transactions.

Dividends. Our Board of Directors declared a cash dividend of $0.10 per share on February 10, 2012 and a cash dividend of $0.13 per share on each of May 4, August 9, and November 8, 2012, and February 15, 2013.

Contractual Obligations and Off Balance Sheet Arrangements
The following table summarizes our contractual obligations as of year-end 2012:
Contractual Obligations

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$3,397	$511	$508	$1,222	$1,156
Capital lease obligations (1)	54	3	46	2	3
Operating leases where we are the primary obligor:
Recourse	978	113	219	181	465
Nonrecourse	272	13	29	26	204
Operating leases where we are secondarily liable	17	11	6	—	—
Purchase obligations	35	32	3	—	—
Other long-term liabilities	51	—	7	4	40
Total contractual obligations	$4,804	$683	$818	$1,435	$1,868

(1)	Includes principal as well as interest payments.

The preceding table does not reflect unrecognized tax benefits as of year-end 2012 of $29 million. As a large taxpayer, we are under continual audit by the IRS and other taxing authorities. We anticipate resolving an international issue related to financing activity during the next 12 months related to an unrecognized tax balance of $5 million. Although the resolution of this issue could have a significant impact on our unrecognized tax balance, we do not anticipate that it will have a material impact on our financial statements. See Footnote No. 2, “Income Taxes,” to our Financial Statements for more information.

In addition to the purchase obligations noted in the preceding table, in the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels that we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

The following table summarizes our guarantee commitments as of year-end 2012:

Guarantee Commitments

		Amount of Guarantee Commitments Expiration by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$224	$15	$60	$63	$86
Total guarantees where we are secondarily liable	239	59	83	43	54
Total guarantee commitments	$463	$74	$143	$106	$140

In conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of our actions or the actions of the other joint venture owner.

We also had the following investment commitments outstanding at year-end 2012:

Investment Commitments

		Amount of Investment Commitments Expected Funding by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total investment commitments	$107	$28	$79	$—	$—

For further information on our investment commitments, including the nature of the commitments and their expirations, see the “Commitments and Letters of Credit” caption within Footnote No. 14, “Contingencies,” to our Financial Statements.

At year-end 2012, we also had $68 million of letters of credit outstanding ($67 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2012 totaled $120 million, the majority of which federal, state, and local governments requested in connection with our self-insurance programs.
RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In some cases we provide loans, preferred equity, or guarantees to these entities. Our ownership interests in these equity method investments generally vary from 10 to 49 percent. For other information on these equity method investments, including the impact to our financial statements of transactions with these related parties, see Footnote No. 19, “Related Party Transactions,” to our Financial Statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if: (1) we must make assumptions that were uncertain at the time the estimate was made; and (2) changes in the estimate, or selection of a different estimate methodology could have a material effect on our consolidated results of operations or financial condition.

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information presently available. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to them.

Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for further information on our critical accounting policies, including our policies on:

Marriott Rewards and The Ritz-Carlton Rewards, our frequent guest rewards programs, including how members earn points, how we estimate the value of our redemption obligation, and how we recognize revenue for these programs;

Goodwill, including how we evaluate the fair value of reporting units and when we record an impairment loss on goodwill;

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

Income Taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities; and

Loan Loss Reserves for Senior, Mezzanine, and Other Loans, including information on how we measure impairment on these types of loans.
OTHER MATTERS
Inflation
Inflation has been moderate in recent years and has not had a significant impact on our businesses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates, stock prices, currency exchange rates, and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through development and application of credit granting policies and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how we manage such exposure in the future.

We are exposed to interest rate risk on our floating-rate notes receivable and floating-rate debt. Changes in interest rates also impact the fair value of our fixed-rate notes receivable and the fair value of our fixed-rate long-term debt.

We are also subject to risk from changes in debt prices from our investments in debt securities and fluctuations in stock price from our investment in a publicly traded company. Changes in the price of the underlying stock can impact the fair value of our investment. We account for our investments as available-for-sale securities under the guidance for accounting for certain investments in debt and equity securities. At year-end 2012, our investments had a fair value of $56 million.

We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. At year-end 2012, our Balance Sheet included a $2 million asset for currency exchange derivatives. Please see Footnote No. 1, “Summary of Significant Accounting Policies,” to our Financial Statements for more information on derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2012 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2013	2014	2015	2016	2017	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$54	$43	$60	$—	$—	$44	$201	$199
Average interest rate							3.99%
Floating-rate notes receivable	$8	$12	$4	$1	$—	$16	$41	$34
Average interest rate							1.04%
Liabilities-Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(406)	$(6)	$(316)	$(296)	$(300)	$(1,045)	$(2,369)	$(2,153)
Average interest rate							4.78%
Floating-rate debt	$—	$—	$—	$(516)	$—	$—	$(516)	$(516)
Average interest rate							0.38%

Item 8.	Financial Statements and Supplementary Data.
The following financial information is included on the pages indicated:

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Marriott International, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The Company has designed its internal control over financial reporting to provide reasonable assurance on the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance on prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations in internal control over financial reporting, such controls may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 28, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Marriott International, Inc.
We have audited Marriott International, Inc.’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income and comprehensive income, shareholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended December 28, 2012 of Marriott International, Inc. and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Marriott International, Inc.
We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income and comprehensive income, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended December 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. at December 28, 2012 and December 30, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2013

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2012, 2011, and 2010
($ in millions, except per share amounts)

	2012	2011	2010
REVENUES
Base management fees (1)	$581	$602	$562
Franchise fees (1)	607	506	441
Incentive management fees (1)	232	195	182
Owned, leased, corporate housing, and other revenue (1)	989	1,083	1,046
Timeshare sales and services	—	1,088	1,221
Cost reimbursements (1)	9,405	8,843	8,239
	11,814	12,317	11,691
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	824	943	955
Timeshare-direct	—	929	1,022
Timeshare strategy-impairment charges	—	324	—
Reimbursed costs (1)	9,405	8,843	8,239
General, administrative, and other (1)	645	752	780
	10,874	11,791	10,996
OPERATING INCOME	940	526	695
Gains (losses) and other income (1)	42	(7)	35
Interest expense (1)	(137)	(164)	(180)
Interest income (1)	17	14	19
Equity in losses (1)	(13)	(13)	(18)
INCOME BEFORE INCOME TAXES	849	356	551
Provision for income taxes	(278)	(158)	(93)
NET INCOME	$571	$198	$458
EARNINGS PER SHARE-Basic
Earnings per share	$1.77	$0.56	$1.26
EARNINGS PER SHARE-Diluted
Earnings per share	$1.72	$0.55	$1.21
CASH DIVIDENDS DECLARED PER SHARE	$0.4900	$0.3875	$0.2075

(1)	See Footnote No. 19, "Related Party Transactions," to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2012, 2011, and 2010
($ in millions)

	2012	2011	2010
Net income	$571	$198	$458
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(31)	(17)
Other derivative instrument adjustments, net of tax	(2)	(20)	—
Unrealized gains (losses) on available-for-sale securities, net of tax	—	(3)	—
Reclassification of losses, net of tax	2	8	2
Total other comprehensive income (loss), net of tax	4	(46)	(15)
Comprehensive income	$575	$152	$443
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2012 and 2011
($ in millions)

	2012	2011
ASSETS
Current assets
Cash and equivalents	$88	$102
Accounts and notes receivable (1)	1,028	875
Inventory	10	11
Current deferred taxes, net	280	282
Prepaid expenses	57	54
Other	12	—
	1,475	1,324
Property and equipment	1,539	1,168
Intangible assets
Goodwill	874	875
Contract acquisition costs and other (1)	1,115	846
	1,989	1,721
Equity and cost method investments (1)	216	265
Notes receivable (1)	180	298
Deferred taxes, net (1)	676	873
Other (1)	267	261
	$6,342	$5,910
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$407	$355
Accounts payable (1)	569	548
Accrued payroll and benefits	745	650
Liability for guest loyalty programs	593	514
Other (1)	459	491
	2,773	2,558
Long-term debt	2,528	1,816
Liability for guest loyalty programs	1,428	1,434
Other long-term liabilities (1)	898	883
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,585	2,513
Retained earnings	3,509	3,212
Treasury stock, at cost	(7,340)	(6,463)
Accumulated other comprehensive loss	(44)	(48)
	(1,285)	(781)
	$6,342	$5,910

(1)	See Footnote No. 19, "Related Party Transactions," to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2012, 2011, and 2010
($ in millions)

	2012	2011	2010
OPERATING ACTIVITIES
Net income	$571	$198	$458
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	145	168	178
Income taxes	224	113	(27)
Timeshare activity, net	—	175	216
Timeshare strategy-impairment charges	—	324	—
Liability for guest loyalty program	60	78	86
Restructuring costs, net	—	(5)	(11)
Asset impairments and write-offs	19	47	131
Working capital changes and other	(30)	(9)	120
Net cash provided by operating activities	989	1,089	1,151
INVESTING ACTIVITIES
Capital expenditures	(437)	(183)	(307)
Dispositions	65	20	114
Loan advances	(17)	(26)	(24)
Loan collections and sales	155	110	18
Equity and cost method investments	(15)	(83)	(29)
Contract acquisition costs	(253)	(74)	(56)
Other	(83)	(11)	20
Net cash used in investing activities	(585)	(247)	(264)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	184	325	(425)
Issuance of long-term debt	936	118	215
Repayment of long-term debt	(370)	(264)	(385)
Issuance of Class A Common Stock	179	124	198
Dividends paid	(191)	(134)	(43)
Purchase of treasury stock	(1,145)	(1,425)	(57)
Other	(11)	11	—
Net cash used in financing activities	(418)	(1,245)	(497)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(14)	(403)	390
CASH AND EQUIVALENTS, beginning of period	102	505	115
CASH AND EQUIVALENTS, end of period	$88	$102	$505
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
Fiscal Years 2012, 2011, and 2010
(in millions)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
358.2	Balance at year-end 2009	$1,142	$5	$3,585	$3,103	$(5,564)	$13
—	Impact of adoption of ASU Nos. 2009-16 and ASU 2009-17 (1)	(146)	—	—	(146)	—	—
358.2	Opening balance 2010	996	5	3,585	2,957	(5,564)	13
—	Net income	458	—	—	458	—	—
—	Other comprehensive loss	(15)	—	—	—	—	(15)
—	Dividends	(76)	—	—	(76)	—	—
10.2	Employee stock plan issuance	279	—	59	(53)	273	—
(1.5)	Purchase of treasury stock	(57)	—	—	—	(57)	—
366.9	Balance at year-end 2010	1,585	5	3,644	3,286	(5,348)	(2)
—	Net income	198	—	—	198	—	—
—	Other comprehensive loss	(24)	—	—	—	—	(24)
—	Dividends	(135)	—	—	(135)	—	—
9.5	Employee stock plan issuance	182	—	9	(137)	310	—
(43.4)	Purchase of treasury stock	(1,425)	—	—	—	(1,425)	—
—	Spin-off of MVW (2)	(1,162)	—	(1,140)	—	—	(22)
333.0	Balance at year-end 2011	(781)	5	2,513	3,212	(6,463)	(48)
—	Net income	571	—	—	571	—	—
—	Other comprehensive income	4	—	—	—	—	4
—	Dividends	(158)	—	—	(158)	—	—
9.1	Employee stock plan issuance	236	—	69	(116)	283	—
(31.2)	Purchase of treasury stock	(1,160)	—	—	—	(1,160)	—
—	Spin-off of MVW adjustment (2)	3	—	3	—	—	—
310.9	Balance at year-end 2012	$(1,285)	$5	$2,585	$3,509	$(7,340)	$(44)

(1)
On January 2, 2010, we adopted Accounting Standards Update ("ASU") Nos. 2009-16 and ASU 2009-17 which resulted in the consolidation of qualifying special purpose entities from past securitization transactions. This reflects the cumulative effect of the adoption of these standards.

(2)	The abbreviation MVW means Marriott Vacations Worldwide Corporation.

See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “international.” In addition, references throughout to numbered "Footnotes" refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock (the "spin-off") of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). Because of our significant continuing involvement in MVW operations after the spin-off (by virtue of license and other agreements between us and MVW), we continue to include the historical financial results before the spin-off date of our former Timeshare segment in our historical financial results as a component of continuing operations. See Footnote No. 16, "Spin-off," for more information on the spin-off.

Preparation of financial statements that conform with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.
In our opinion, the accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2012 and fiscal year-end 2011 and the results of our operations and cash flows for fiscal years 2012, 2011, and 2010. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

Fiscal Year
Our fiscal year for each period presented in these Financial Statements ends on the Friday nearest to December 31. The fiscal years in the following table encompass a 52-week period, except for 2008, which encompasses a 53-week period. Unless otherwise specified, each reference to a particular year in this Form 10-K means the fiscal year ended on the date shown in the following table, rather than the corresponding calendar year:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2012	December 28, 2012	2007	December 28, 2007
2011	December 30, 2011	2006	December 29, 2006
2010	December 31, 2010	2005	December 30, 2005
2009	January 1, 2010	2004	December 31, 2004
2008	January 2, 2009	2003	January 2, 2004

Our 2013 fiscal year began on December 29, 2012 and will end on December 31, 2013. In addition, beginning in 2014, our fiscal years will be the same as the corresponding calendar year (each beginning on January 1 and ending on December 31).

Revenue Recognition
Our revenues include: (1) base management and incentive management fees; (2) franchise fees (including licensing fees from MVW after the spin-off of $61 million for 2012 and $4 million for 2011); (3) revenues from lodging properties we own or lease; and (4) cost reimbursements. Management fees are typically composed of a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees are typically composed of initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by properties that we manage or franchise.

Base Management and Incentive Management Fees: We recognize base management fees as revenue when we earn them under the contracts. In interim periods and at year-end, we recognize incentive management fees that would be due as if the contracts were to terminate at that date, exclusive of any termination fees payable or receivable by us.

Franchise Fee and License Fee Revenue: We recognize franchise fees and license fees as revenue in each accounting period as we earn those fees from the franchisee or licensee under the contracts.

Owned and Leased Units: We recognize room sales and revenues from other guest services for our owned and leased units when rooms are occupied and when we have rendered the services.

Cost Reimbursements: We recognize cost reimbursements from managed and franchised properties when we incur the related reimbursable costs.

Other Revenue: Includes other third-party licensing fees, branding fees for third-party residential sales and credit card licensing, land rental income, and other revenue.

Timeshare Revenue Recognition Before the 2011 Spin-off: For periods before the spin-off, our revenues also included revenue from our former Timeshare segment including cost reimbursements revenue and timeshare sales and services revenue, the latter of which included the following types of revenue:

Timeshare and Fractional Intervals and Condominiums: Before the spin-off, we recognized sales when: (1) we had received a minimum of 10 percent of the purchase price; (2) the purchaser’s period to cancel for a refund had expired; (3) we deemed the receivables to be collectible; and (4) we had attained certain minimum sales and construction levels. We deferred all revenue using the deposit method for sales that did not meet all four of these criteria. For sales that did not qualify for full revenue recognition as the project had progressed beyond the preliminary stages but had not yet reached completion, we deferred all revenue and profit which we then recognized in earnings using the percentage of completion method.

Timeshare Points-Based Use System Revenue: Before the spin-off, we recognized sales under our points-based use system when the criteria noted in the “Timeshare and Fractional Intervals and Condominiums” caption were met, as we considered these sales to be sales of real estate.

Timeshare Residential (Stand-Alone Structures): Before the spin-off, we recognized sales under the full accrual method of accounting when we received our proceeds and transferred title at settlement.

Timeshare Interest Income: Before the spin-off, we reflected interest income from “Loans to timeshare owners” in our Income Statements in the "Timeshare sales and services" revenue caption as follows: $143 million in 2011, consisting of $116 million from securitized loans and $27 million from non-securitized loans, and $187 million in 2010 consisting of $147 million from securitized loans and $40 million from non-securitized loans.

Ground Leases
We are both the lessor and lessee of land under long-term operating leases that include scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial lease term.

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

Profit Sharing Plan
We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements who elect to participate in the plan. Participating employees specify the percentage of salary deferred. We recognized compensation costs from profit sharing of $69 million in 2012, $91 million in 2011, and $86 million in 2010.

Self-Insurance Programs
We self-insure for certain levels of property, liability, workers’ compensation and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 2.0 percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

We are subject to a variety of assessments for our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. We record our liabilities for these assessments in our Balance Sheets within the other current liabilities line. These liabilities, which are not discounted, totaled $5 million at year-end 2012 and $4 million at year-end 2011. We expect to pay the $5 million liability for assessments as of year-end 2012 by the end of 2013.

Our Rewards Programs
Marriott Rewards and The Ritz-Carlton Rewards are our frequent guest loyalty programs. Program members earn points based on the money they spend at our lodging operations, purchases of timeshare interval, fractional ownership, and residential products (through MVW for periods after the spin-off date) and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental, and credit card companies. Members can redeem points, which we track on their behalf, for stays at most of our lodging operations, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash. We provide Marriott Rewards and The Ritz-Carlton Rewards as marketing programs to participating properties, with the objective of operating the programs on a break-even basis to us. We sell the points for amounts that we expect will, in the aggregate, equal the costs of point redemptions and program operating costs over time.

We defer revenue we receive from managed, franchised, and Marriott-owned/leased hotels and program partners. We estimate the value of the future redemption obligation using statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that members will never redeem, and an estimate of the points that members will eventually redeem. These judgment factors determine our rewards programs' required liability for outstanding points. That liability totaled $2,021 million at year-end 2012 and $1,948 million at year-end 2011. A ten percent reduction in the estimate of “breakage” would have increased the estimated year-end 2012 liability by $120 million.

Our management and franchise agreements require that properties reimburse us currently for the costs of operating the rewards programs, including marketing, promotion, communication with, and performing member services for rewards program members. Due to the requirement that properties reimburse us for program operating costs as incurred, we recognize the related cost reimbursements revenues from properties for our rewards programs when we incur and expense such costs. We recognize the component of revenue from program partners that corresponds to program maintenance services over the expected life of the points awarded. When points are redeemed we recognize the amounts we previously deferred as revenue and the corresponding expense relating to the costs of the awards redeemed.

Guarantees
We measure and record a liability for the fair value of a guarantee on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs, as described below in this footnote under the heading "Fair Value Measurements." We generally base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use internal analyses based primarily on market comparable data and our assumptions about market capitalization rates, credit spreads, growth rates, and inflation.

The offsetting entry for the guarantee liability depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability. In most cases, when we do not forecast any funding, we amortize the liability into income on a straight-line basis over the remaining term of the guarantee. On a quarterly basis, we evaluate all material estimated liabilities based on the operating results and the terms of the guarantee. If we conclude that it is probable that we will be required to fund a greater amount than previously estimated, we record a loss unless the advance would be recoverable in the form of a loan.

Rebates and Allowances
We participate in various vendor rebate and allowance arrangements as a manager of hotel properties. Three types of programs that are common in the hotel industry are sometimes referred to as “rebates” or “allowances,” including unrestricted rebates, marketing (restricted) rebates, and sponsorships. These arrangements have the primary business purposes of securing favorable pricing for our hotel owners for various products and services and enhancing resources for promotional campaigns that certain vendors co-sponsor. More specifically, unrestricted rebates are funds returned to the buyer, generally based on volumes or quantities of goods purchased. Marketing (restricted) allowances are funds allocated by vendor agreements for certain marketing or other joint promotional initiatives. Sponsorships are funds paid by vendors, generally used by the vendor to gain exposure at meetings and events, which we account for as a reduction of the cost of the event.

We account for rebates and allowances as adjustments of the prices of the vendors’ products and services. We show vendor costs as reimbursed costs and the reimbursement of those costs to us as cost reimbursements revenue; and accordingly we reflect rebates as a reduction of these line items.

Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Assets Held for Sale
We consider properties to be assets held for sale when all of the following criteria are met:

•	management commits to a plan to sell the property;

•	it is unlikely that the disposal plan will be significantly modified or discontinued;

•	the property is available for immediate sale in its present condition;

•	actions required to complete the sale of the property have been initiated;

•	sale of the property is probable and we expect the completed sale will occur within one year; and

•	the property is actively being marketed for sale at a price that is reasonable given its current market value.

Upon designation of a property as an asset held for sale, we record the property's value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

At year-end 2012 and 2011, we had no assets held for sale and no liabilities for assets held for sale.

Loan Loss Reserves
Senior, Mezzanine, and Other Loans
We sometimes make loans to owners of hotels that we operate or franchise, typically to facilitate the development of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. We use metrics such as loan-to-value ratios, debt service coverage, and collateral to assess the credit quality of the loan receivable, both upon entering into the loan agreement and on an ongoing basis as applicable.

On a regular basis, we individually assess all of these loans for impairment. We use internally generated cash flow projections to determine if we expect the loans to be repaid under the terms of the loan agreements. If we conclude that it is probable a borrower will not repay a loan in accordance with its terms, we consider the loan impaired and begin recognizing interest income on a cash basis. To measure impairment, we calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated collateral is less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.

If it is likely that a loan will not be collected based on financial or other business indicators, including our historical experience, our policy is to charge off the loan in the quarter in which we deem it uncollectible.

For more information on our Loan Loss Reserves policy before the spin-off for "Loans to Timeshare Owners" in our former Timeshare segment, please see Footnote No. 1, "Summary of Significant Accounting Policies" of the Notes to our Financial Statements of our 2011 Form 10-K.

Goodwill
We assess goodwill for potential impairment at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.

In the first step of the two-step goodwill impairment test, we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the unit's assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in the amount of that excess. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experience.

We calculate the estimated fair value of a reporting unit using the income approach. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

We have had no goodwill impairment charges for the last three fiscal years, and as of the date of each of the most recent detailed tests, the estimated fair value of each of our reporting units exceeded its respective carrying amount by more than 100 percent based on our models and assumptions.

For additional information on goodwill, including the amounts of goodwill by segment, see Footnote No. 15, “Business Segments.”

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

The fair value of our available-for-sale securities totaled $56 million at year-end 2012 and $50 million at year-end 2011. The amount of net losses we reclassified out of accumulated other comprehensive income as a result of an other-than-temporary impairment of available-for-sale securities totaled zero for 2012 and $10 million for 2011. The amount of net losses reclassified out of accumulated other comprehensive loss as a result of the sale of available-for-sale securities totaled zero for both 2012 and 2011. When we sell securities, we determine the cost basis of the securities sold using specific identification, meaning that we track our securities individually.

Valuation of Intangibles and Long-Lived Assets
We test intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying value, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying value of an asset group, we recognize an impairment loss for the amount by which the carrying value exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

We calculate the estimated fair value of an intangible asset or asset group using the income approach or the market approach. We utilize the same assumptions and methodology for the income approach that we describe in the “Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.

For information on impairment losses that we recorded in 2011 for long-lived assets, see Footnote No. 16, “Spin-off.” For information on impairment losses that we recorded in 2010 for long-lived assets, see Footnote No. 6, “Property and Equipment.”

Valuation of Investments in Ventures
We sometimes hold a minority equity interest in ventures established to develop or acquire and own hotel properties. Before the spin-off we also held minority interests in ventures established to develop timeshare interval, fractional ownership and residential properties. These ventures are or were generally limited liability companies or limited partnerships, and our equity interest in these ventures generally ranges or ranged from 10 percent to 49 percent.

We evaluate an investment in a venture for impairment when circumstances indicate that we may not be able to recover the carrying value, for example due to loan defaults, significant under performance relative to historical or projected operating performance, or significant negative industry or economic trends.

We impair investments we account for using the equity and cost methods of accounting when we determine that there has been an “other-than-temporary” decline in the venture’s estimated fair value compared to its carrying value. Additionally, a venture's commitment to a plan to sell some or all of its assets could cause us to evaluate the recoverability of the venture's individual long-lived assets and possibly the venture itself.

We calculate the estimated fair value of an investment in a venture using either a market approach or an income approach. We utilize the same assumptions and methodology for the income approach that we describe in the “Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.

For information on an impairment loss that we recorded in 2012 for a cost method investment, see Footnote No. 4, “Fair Value of Financial Instruments.”

Fair Value Measurements
We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Footnote No. 4, “Fair Value of Financial Instruments,” for further information. We also apply the provisions of fair value measurement to various nonrecurring measurements for our financial and nonfinancial assets and liabilities.

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

Derivative Instruments
We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings.

We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from OCI based on the timing of the underlying cash flows or revenue recognized, unless the termination results from the failure of the intended transaction to occur in the expected timeframe. Such untimely transactions require us to immediately recognize in earnings the gains and/or losses that we previously recorded in OCI.

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

Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency of our consolidated and unconsolidated entities operating outside of the United States is generally the primary currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to losses of $3 million in 2012, $7 million in 2011, and $7 million in 2010. Gains and other income attributable to currency translation adjustment losses, net of gains, from the sale or complete or substantially complete liquidation of investments was $1 million for 2012 and $2 million for 2010. Gains and other income attributable to currency translation adjustment gains, net of losses, from the sale or complete or substantially complete liquidation of investments was $2 million for 2011.
Legal Contingencies
We are subject to various legal proceedings and claims, the outcomes of which are uncertain. We record an accrual for legal contingencies when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss. In making such determinations we evaluate, among other things, the probability of an unfavorable outcome and, when we believe it probable that a liability has been incurred, our ability to make a reasonable estimate of the loss. We review these accruals each reporting period and make revisions based on changes in facts and circumstances.

Income Taxes
We record the amounts of taxes payable or refundable for the current year, as well as deferred tax liabilities and assets for the future tax consequences of events we have recognized in our Financial Statements or tax returns, using judgment in assessing future profitability and the likely future tax consequences of those events. We base our estimates of deferred tax assets and liabilities on current tax laws, rates and interpretations, and, in certain cases, business plans and other expectations about future outcomes. We develop our estimates of future profitability based on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations.

Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of our deferred tax liabilities or the valuations of our deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates.

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
New Accounting Standards
Accounting Standards Update No. 2011-04 – “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”)
ASU No. 2011-04, which we adopted in the 2012 first quarter, generally provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. The adoption of this update did not have a material impact on our Financial Statements.
See “Fair Value Measurements” under the "Basis of Presentation" caption of this footnote for more information on the three levels of fair value measurements.
Accounting Standards Update No. 2011-05 – “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) and Accounting Standards Update No. 2011-12 - "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05" ("ASU No. 2011-12")
ASU No. 2011-05, which we adopted in the 2012 first quarter, amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. We also adopted ASU No. 2011-12, which defers until further notice ASU No. 2011-05's requirement that items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which we presented certain Financial Statements, but did not have any other impact on our Financial Statements.
Future Adoption of Accounting Standards

Accounting Standards Update No. 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”)
ASU No. 2013-02 amends existing guidance by requiring that additional information be disclosed about items reclassified ("reclassification adjustments") out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income (for example unrealized gains or losses on available-for-sale securities or foreign currency items) and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. ASU No. 2013-02 will be effective for interim and annual periods beginning after December 15, 2012, which for us will be our 2013 first quarter. We do not believe the adoption of this update will have a material impact on our financial statements.

2.	INCOME TAXES
Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2012	2011	2010
Current	-U.S. Federal	$6	$53	$117
	-U.S. State	(8)	—	(7)
	-Non-U.S.	(34)	(55)	(51)
		(36)	(2)	59

Deferred	-U.S. Federal	(211)	(116)	(150)
	-U.S. State	(30)	(10)	(14)
	-Non-U.S.	(1)	(30)	12
		(242)	(156)	(152)
		$(278)	$(158)	$(93)
Our current tax provision does not reflect the following benefits attributable to us for the vesting or exercise of employee share-based awards: $76 million in 2012, $55 million in 2011, and $51 million in 2010. The preceding table includes tax credits of $3 million in 2012, $4 million in 2011, and $2 million in 2010. We had a tax provision applicable to other comprehensive income of $5 million in 2012 and a tax benefit applicable to other comprehensive loss of $14 million in 2011. Taxes applicable to other comprehensive income were not material for 2010.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($603 million as of year-end 2012) because we consider these earnings to be indefinitely reinvested. These earnings could become subject to additional taxes if the non-U.S. subsidiaries dividend or loan those earnings to us or to a U.S. affiliate or if we sell our interests in the non-U.S. subsidiaries. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. We conduct business in countries that grant “holidays” from income taxes for 10 to 30 year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate income taxes and related earnings per share impacts: less than $1 million (less than $0.01 per diluted share) in 2012; $1 million (less than $0.01 per diluted share) in 2011; and $7 million ($0.02 per diluted share) in 2010.
In 2011, we recorded an income tax expense of $34 million to write off certain deferred tax assets that we transferred to MVW in conjunction with the spin-off of our timeshare operations and timeshare development business. We impaired these assets because we considered it "more likely than not" that MVW will not be able to realize the value of those deferred tax assets. Please see Footnote No. 16, “Spin-off” for more information on the transaction.

In 2010, we reached a settlement with the Internal Revenue Service ("IRS") Appeals Division resolving all issues that arose in the audit of tax years 2005 through 2008. This settlement resulted in an $85 million decrease in our tax expense for 2010 due to the release of tax liabilities we had previously established for the treatment of funds we received from non-U.S. subsidiaries. Our 2010 income tax expense also reflected a $12 million benefit we recorded primarily for revisions to estimates of prior years’ foreign income tax expenses. We filed an IRS refund claim relating to 2000 and 2001 software development costs. We settled this issue with the IRS in 2011 resulting in a refund of $8 million.

The IRS has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participated in the IRS Compliance Assurance Program (“CAP”), which accelerates the examination of key transactions with the goal of resolving any issues before the tax return is filed, for the 2010, 2011, and 2012 tax years. For the 2010 tax year all but one issue, which we are appealing, has been resolved. For the 2011 tax year, the audit is still ongoing, but we have received confirmation of our calculation of the value of the timeshare business that we spun off in 2011. Various income tax returns are also under examination by foreign, state and local taxing authorities.

We had total unrecognized tax benefits of $29 million at year-end 2012, $39 million at year-end 2011, and $39 million at year-end 2010. These unrecognized tax benefits reflect the following year-over-year changes: (1) a $10 million decrease in 2012, primarily reflecting the changes attributable to settlements with taxing authorities and positions taken during the current year; (2) no net change in 2011, although 2011 included increases such as positions for our timeshare spin-off, and decreases such as the closing of the 2005-2008 IRS audits, the re-measurement of existing positions, and the lapse of statutes of limitations; and (3) a $210 million decrease in 2010, primarily reflecting the settlement with IRS Appeals of the 2005-2008 tax years.
As a large taxpayer, the IRS and other taxing authorities continually audit us. We anticipate resolving an international issue related to financing activity during the next 12 months for which we have an unrecognized tax balance of $5 million. Although the resolution of this issue could have a significant impact on our unrecognized tax balance, we do not anticipate that it will have a material impact on our Financial Statements.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "Act") was signed into law. Some of the provisions contained in the Act are retroactive, and we anticipate recognizing the impact of the legislation in the first quarter of 2013. We do not anticipate the Act will have a material impact on our Financial Statements.
Our unrecognized tax benefit balances included $13 million at year-end 2012, $24 million at year-end 2011, and $26 million at year-end 2010 of tax positions that, if recognized, would impact our effective tax rate.

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2010 to the end of 2012:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2010	$249
Change attributable to tax positions taken during a prior period	(187)
Change attributable to tax positions taken during the current period	25
Decrease attributable to settlements with taxing authorities	(47)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end of 2010	39
Change attributable to tax positions taken during a prior period	(10)
Change attributable to withdrawal of tax positions previously taken or expected to be taken	(6)
Change attributable to tax positions taken during the current period	19
Decrease attributable to lapse of statute of limitations	(3)
Unrecognized tax benefit at year-end of 2011	39
Change attributable to tax positions taken during the current period	12
Decrease attributable to settlements with taxing authorities	(20)
Decrease attributable to lapse of statute of limitations	(2)
Unrecognized tax benefit at year-end of 2012	$29

Under our accounting policies, we recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. Related interest expense totaled less than $1 million in 2012, $1 million in 2011, and $2 million in 2010. Accrued interest expense totaled $3 million in 2012, $3 million in 2011, and $4 million in 2010.

Deferred Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry-forwards. We state those balances at the enacted tax rates we expect will be in effect when we actually pay or recover the taxes. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.

We had the following total deferred tax assets and liabilities at year-end 2012 and year-end 2011:

($ in millions)	At Year-End 2012	At Year-End 2011
Deferred tax assets	$950	$1,145
Deferred tax liabilities	(25)	(18)
Net deferred taxes	$925	$1,127

The following table details the composition of our net deferred tax balances at year-end 2012 and 2011:

($ in millions) Balance Sheet Caption	At Year-End 2012	At Year-End 2011
Current deferred taxes, net	$280	$282
Long-term deferred taxes, net	676	873
Current liabilities, other	(13)	(13)
Long-term liabilities, other	(18)	(15)
Net deferred taxes	$925	$1,127

The following table shows the tax effect of each type of temporary difference and carry-forward that gave rise to a significant portion of our deferred tax assets and liabilities as of year-end 2012 and year-end 2011:

($ in millions)	At Year-End 2012	At Year-End 2011
Self-insurance	$19	$20
Employee benefits	321	295
Deferred income	4	15
Reserves	63	64
Frequent guest program	43	42
Joint venture interests	(11)	(8)
ASC 740 deferred taxes	7	5
Tax credits	328	281
Net operating loss carry-forwards	294	467
Property, equipment, and intangible assets	(14)	(10)
Other, net	16	28
Deferred taxes	1,070	1,199
Less: valuation allowance	(145)	(72)
Net deferred taxes	$925	$1,127

At year-end 2012, we had approximately $92 million of tax credits that expire through 2032 and $236 million of tax credits that do not expire. We recorded $50 million of net operating loss benefits in 2012 and $332 million in 2011. At year-end 2012, we had approximately $1.7 billion of net operating losses, of which $1.0 billion expire through 2032.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2012	2011	2010
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.6	2.3	2.4
Nondeductible expenses	0.3	1.8	0.5
Non-U.S. income	(3.9)	(0.9)	(3.7)
Audit activity (1)	(0.3)	—	(15.6)
Company owned life insurance	0.1	—	—
Change in valuation allowance (2)	(0.2)	8.9	0.9
Tax credits	(0.4)	(1.0)	(0.4)
Other, net	(0.5)	(1.7)	(2.3)
Effective rate	32.7%	44.4%	16.8%

(1)	Primarily for the 2010 treatment of funds received from certain non-U.S. subsidiaries, as discussed earlier in this footnote.

(2)	Primarily for the 2011 additional impairment of certain deferred tax assets transferred to MVW, as discussed earlier in this footnote.

Cash received for income tax refunds, net of payments, was $17 million in 2012. Cash paid for income taxes, net of refunds, was $45 million in 2011 and $68 million in 2010.

3.	SHARE-BASED COMPENSATION
Under our Stock and Cash Incentive Plan (the “Stock Plan”), we award: (1) stock options (our "Stock Option Program") to purchase our Class A Common Stock (our “common stock”); (2) stock appreciation rights (“SARs”) for our common stock (our “SAR Program”); (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that equal the market price of our common stock on the date of grant.

For all share-based awards, applicable accounting guidance requires that we measure compensation costs for our share-based payment transactions at fair value on the grant date and that we recognize those costs in our Financial Statements over the vesting period during which the employee provides service ("the service period") in exchange for the award.

During 2012, we granted 3.2 million RSUs, 1.0 million SARs, 0.3 million stock options, and 27,000 deferred stock units.

We recorded share-based compensation expense for award grants of $77 million in 2012, $86 million in 2011, and $90 million in 2010. Deferred compensation costs for unvested awards totaled $122 million at year-end 2012 and $101 million at year-end 2011. As of year-end 2012, we expect to recognize these deferred compensation expenses over a weighted average period of two years.

Under the guidance for share-based compensation, we present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. The exercise of share-based awards resulted in tax benefits of $71 million in 2012 and $51 million in 2010. Due to tax losses in 2011, we recorded no tax benefit in that year.

We received cash from the exercise of Marriott stock options of $179 million in 2012, $124 million in 2011, and $147 million in 2010.
Adjustments for the Timeshare Spin-off

Effective with the spin-off (see Footnote No. 16, "Spin-off," for further information), each holder of Marriott RSUs, stock options, and SARs on the November 10, 2011 record date for the spin-off received MVW RSUs, MVW stock options and/or MVW SARs, as applicable, consistent with the distribution ratio of one share of MVW common stock for every ten shares of Marriott common stock, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott RSUs, stock options and SARs. In order to preserve the aggregate intrinsic value of the Marriott stock options and SARs those persons held, we adjusted the exercise prices of our awards by using the proportion of the Marriott ex-distribution closing stock price to the sum of the Marriott ex-distribution and MVW when issued closing stock prices on the distribution date. We accounted for these adjustments, which were designed to equalize the fair value of each award before and after spin-off, as modifications to the original awards. Comparing the fair value of the modified awards with the fair value of the original awards immediately before the modification did not yield incremental value. Accordingly, we did not record any incremental compensation expense as a result of the modifications to the awards on the spin-off date.

The equity award adjustments that occurred as a result of the spin-off also did not significantly impact our share-based compensation expense. Deferred compensation costs as of the date of spin-off reflected the unamortized balance of the original grant date fair value of the equity awards held by Marriott employees (regardless of whether those awards are linked to Marriott stock or MVW stock). MVW employees who participated in the Stock Plan before the spin-off continued to hold their Marriott granted awards as non-employees after the spin-off. We do not record any share-based compensation expense for these unvested awards held by MVW employees after the spin-off.
RSUs
We issue Marriott RSUs under the Stock Plan to certain officers and key employees and those units generally vest over four years in equal annual installments commencing one year after the date of grant. We recognize compensation expense for RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, Marriott RSUs convert to shares which we distribute from treasury shares. Beginning in 2012, we now also issue service and performance Marriott RSUs ("S&P RSUs") to named executive officers under the Stock Plan. In addition to generally being subject to pro-rata annual vesting conditioned on continued service consistent with the standard form of Marriott RSUs, Marriott S&P RSUs are also subject to the satisfaction of a performance condition, expressed as an EBITDA goal, for a fiscal year during the applicable service vesting period. The following information on RSUs includes S&P RSUs.
We had deferred compensation costs for RSUs of approximately $111 million at year-end 2012 and $94 million at year-end 2011. The weighted average remaining term for RSU grants outstanding at year-end 2012 was two years.

The following table provides additional information on Marriott RSUs for the last three fiscal years:

	2012	2011	2010
Share-based compensation expense (in millions)	$66	$73	$76
Weighted average grant-date fair value (per Marriott RSU)	$35	$40	$27
Aggregate intrinsic value of converted and distributed Marriott RSUs (in millions)	$91	$113	$79

The following table shows the 2012 changes in our outstanding Marriott RSU grants and the associated weighted average grant-date fair values:

	Number of Marriott RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2011	7.3	$33
Granted during 2012 (2)	3.2	35
Distributed during 2012	(2.9)	29
Forfeited during 2012	(0.2)	31
Outstanding at year-end 2012 (1)	7.4	$31

(1)	Includes 0.4 million Marriott RSUs held by MVW employees.

(2)	Includes 0.2 million S&P RSUs granted to named executive officers.
Stock Options and SARs
We may grant employee stock options to officers and key employees at exercise prices or strike prices that equal the market price of our common stock on the grant date. Non-qualified options generally expire 10 years after the grant date, except those we issued from 1990 through 2000, which expire 15 years after their grant date. Most stock options under the Stock Option Program may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date.

We recognized compensation expense for employee stock options of $1 million in 2012, less than $1 million in 2011, and less than $1 million in 2010. We had deferred compensation costs for employee stock options of $3 million at year-end 2012 and approximately $1 million at year-end 2011. When holders exercise Marriott stock options we issue shares from treasury shares.

The following table shows the 2012 changes in our outstanding Marriott Stock Option Program awards and the associated weighted average exercise prices:

	Number of Marriott Stock Options (in millions)	Weighted Average Exercise Price (per Option)
Outstanding at year-end 2011	16.4	$17
Granted during 2012 (2)	0.3	35
Exercised during 2012	(7.2)	15
Forfeited during 2012	—	18
Outstanding at year-end 2012 (1)	9.5	$19

(1)	Includes 0.2 million Marriott stock options held by MVW employees.

(2)	Included in these stock options are 0.2 million granted to key employees that vest 100% at the end of three years.

The following table shows the Marriott stock options issued under the Stock Option Program awards outstanding at year-end 2012, as well as those exercisable on that date (those where the exercise price was less than the market price of our common stock on that date):

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)	Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)
$13	to	$17	5.7	$15	2	5.8	$15	2
18	to	22	2.2	22	2	2.2	22	2
23	to	46	1.6	31	5	1.2	31	4
13	to	46	9.5	19	2	9.2	19	2

The following table shows the number of Marriott stock options we granted in the last three fiscal years and the associated weighted average grant-date fair values and weighted average exercise prices:

	2012	2011	2010
Options granted	255,761	19,192	53,304
Weighted average grant-date fair value (per option)	$12	$15	$10
Weighted average exercise price (per option)	$35	$38	$25

The following table shows the intrinsic value (the amount by which the market price of the underlying common stock exceeded the aggregate exercise price of the stock option) of all outstanding Marriott stock options and of exercisable Marriott stock options at year-end 2012 and 2011:

($ in millions)	2012	2011
Outstanding stock options	$169	$211
Exercisable stock options	168	211

Marriott stock options exercised during the last three years had total intrinsic values of approximately $158 million in 2012, $124 million in 2011, and $149 million in 2010.

We may grant Marriott SARs to officers and key employees ("Employee SARs") at base values (exercise prices or strike prices) equal to the market price of our common stock on the grant date. Employee SARs expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. We may grant Marriott SARs to directors ("Director SARs") at exercise prices or strike prices equal to the market price of our common stock on the grant date. Director SARs generally expire ten years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant. On exercise of Marriott SARs, holders receive the number of shares of our common stock equal to the number of SARs that are being exercised multiplied by the quotient of (a) the final value minus the base value, divided by (b) the final value.

We recognized compensation expense for Employee SARs and Director SARs of $9 million in 2012, $12 million in 2011, and $12 million in 2010. We had deferred compensation costs related to SARs of approximately $8 million in 2012 and $6 million in 2011. Upon the exercise of Marriott SARs, we issue shares from treasury shares.

The following table shows the 2012 changes in our outstanding Marriott SARs and the associated weighted average exercise prices:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2011	5.4	$30
Granted during 2012	1.0	35
Exercised during 2012	(0.2)	28
Forfeited during 2012	—	26
Outstanding at year-end 2012 (1)	6.2	$31

(1)	Includes 0.3 million Marriott SARs held by MVW employees.

The following tables show the number of Employee Marriott SARs and Director Marriott SARs we granted in the last three fiscal years, the associated weighted average exercise prices, and the associated weighted average grant-date fair values:

Employee Marriott SARs	2012	2011	2010
Employee Marriott SARs granted (in millions)	1.0	0.7	1.1
Weighted average exercise price (per SAR)	$35	$38	$27
Weighted average grant-date fair value (per SAR)	$12	$14	$10
Director Marriott SARs	2012	2011	2010
Director Marriott SARs granted	5,915	—	—
Weighted average exercise price (per SAR)	$39	$—	$—
Weighted average grant-date fair value (per SAR)	$14	$—	$—

Holders forfeited 5,000 Marriott SARs in 2012 and 63,000 Marriott SARs in 2011. Outstanding Marriott SARs had total intrinsic values of $37 million at year-end 2012 and less than $1 million at year-end 2011. Exercisable Marriott SARs had total intrinsic values of $24 million at year-end 2012 and zero at year-end 2011. Marriott SARs exercised during 2012 had total intrinsic values of $2 million and SARs exercised in 2011 had total intrinsic values of $280,000.

On the grant date, we use a binomial lattice-based valuation model to estimate the fair value of each SAR and option granted. This valuation model uses a range of possible stock price outcomes over the term of the SAR and option, discounted back to a present value using a risk-free rate. Because of the limitations with closed-form valuation models, such as the Black-Scholes model, we have determined that this more flexible binomial model provides a better estimate of the fair value of our options and SARs because it takes into account employee exercise behavior based on changes in the price of our stock and also allows us to use other dynamic assumptions.

We used the following assumptions to determine the fair value of the SARs and stock options we granted to employees and non-employee directors in 2012, and to employees in 2011, and 2010 (we did not grant SARs to non-employee directors in 2011 or 2010):

	2012	2011	2010
Expected volatility	31%	32%	32%
Dividend yield	1.01%	0.73%	0.71%
Risk-free rate	1.7 - 2.0%	3.4%	3.3%
Expected term (in years)	8 - 10	8	7

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
Deferred Stock Units
We also issue Marriott deferred stock units to non-employee directors. These non-employee director deferred stock units vest within one year and are distributed upon election. We had deferred costs for non-employee director deferred stock units of approximately zero at year-end 2012 and approximately $279,000 at year-end 2011.

The following table shows the share-based compensation expense, the number of deferred stock units we granted, the weighted average grant-date fair value, and the aggregate intrinsic value for the last three fiscal years for non-employee director Marriott deferred stock units:

	2012	2011	2010
Share-based compensation expense (in millions)	$1.2	$1.1	$1.1
Non-employee director deferred stock units granted	27,000	29,000	34,000
Weighted average grant-date fair value (per share)	$39	$36	$35
Aggregate intrinsic value of shares distributed (in millions)	$1.0	$1.4	$1.2

We had 245,000 outstanding non-employee Marriott deferred stock units at year-end 2012, and 247,000 outstanding at year-end 2011. The weighted average grant-date fair value of those outstanding deferred stock units was $27 for 2012 and $25 for 2011.
Other Information
Although the Stock Plan also allows us to issue deferred stock bonus awards, deferred stock awards, and restricted stock awards, our Compensation Policy Committee indefinitely suspended our issuance of deferred bonus stock beginning in 2001 and our issuance of both deferred stock awards and restricted stock awards beginning in 2003. At both year-end 2012 and year-end 2011, we had no deferred compensation costs for these suspended award programs. Our share-based compensation expense for these suspended award programs was zero in 2012, less than $1 million in 2011, and $1 million in 2010.

At year-end 2012, we reserved 39 million shares under the Stock Plan, including 16 million shares under the Stock Option Program and the SAR Program.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2012		At Year-End 2011
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$21	$23	$31	$25
Senior, mezzanine, and other loans	180	172	298	252
Marketable securities	56	56	50	50

Total long-term financial assets	$257	$251	$379	$327
Senior Notes	(1,833)	(2,008)	(1,286)	(1,412)
Commercial paper	(501)	(501)	(331)	(331)
Other long-term debt	(130)	(139)	(137)	(137)
Other long-term liabilities	(69)	(69)	(77)	(77)

Total long-term financial liabilities	$(2,533)	$(2,717)	$(1,831)	$(1,957)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach using Level 3 inputs). During the third quarter of 2012, we determined that a cost method investment was other-than-temporarily impaired and, accordingly, we recorded the investment at its fair value as of the end of the 2012 third quarter ($12 million) and reflected a $7 million loss in the "Gains (losses) and other income" caption of our Income Statement. We estimated the fair value of the investment using cash flow projections discounted at risk premiums commensurate with market conditions. We used Level 3 inputs for these discounted cash flow analyses and our assumptions included revenue forecasts, cash flow projections, and timing of the sale of each hotel in the underlying investment.
We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at year-end 2012 was $56 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company. During the third quarter of 2011, we determined that the shares of a publicly traded company that we held were other-than-temporarily impaired and, accordingly, at the end of the 2011 third quarter we recognized an $18 million loss which we reflected in the "Gains (losses) and other income" caption of our Income Statement. This loss included $10 million of losses that had been recorded in other comprehensive income as of the end of the 2011 second quarter, which we also included in the "Reclassification of losses" caption of our Consolidated Statements of Comprehensive Income in 2011.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 11, "Long-term Debt," even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2012 and 2011, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities primarily consist of guarantee costs. As noted in Footnote No. 14, "Contingencies," we measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue the guarantee or when an existing guarantee is modified, using Level 3 internally developed inputs. At year-end 2012 and 2011, we determined that the carrying values of our guarantee costs approximated their fair values based on Level 3 inputs.
We estimate that the fair values of our letters of credit and surety bonds are the same as their contract values based on the nature of the fee arrangements with the issuing financial institutions. See Footnote No. 14, "Contingencies" for the related balances.

See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” for more information on the input levels we use in determining fair value.
See Footnote No. 16, "Spin-off" for more information on the $324 million ($234 million after-tax) of Timeshare strategy-impairment charges recorded in 2011 to write down the carrying amounts of inventory and property and equipment to their respective fair values.

5.	EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	2012	2011	2010
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$571	$198	$458
Weighted average shares outstanding	322.6	350.1	362.8
Basic earnings per share	$1.77	$0.56	$1.26
Computation of Diluted Earnings Per Share
Net income	$571	$198	$458
Weighted average shares outstanding	322.6	350.1	362.8
Effect of dilutive securities
Employee stock option and SARs plans	6.1	8.0	11.0
Deferred stock incentive plans	0.9	0.9	1.1
Restricted stock units	3.3	3.3	3.4
Shares for diluted earnings per share	332.9	362.3	378.3
Diluted earnings per share	$1.72	$0.55	$1.21

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We determine dilution based on earnings.
Pursuant to the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because their exercise prices were greater than the average market prices for the applicable periods:

(a)	for 2012, 1.0 million options and SARs;

(b)	for 2011, 4.1 million options and SARs; and

(c)	for 2010, 2.4 million options and SARs.

6.	PROPERTY AND EQUIPMENT
The following table shows the composition of our property and equipment balances at year-end 2012 and 2011:

($ in millions)	At Year-End 2012	At Year-End 2011
Land	$590	$454
Buildings and leasehold improvements	703	667
Furniture and equipment	854	810
Construction in progress	383	164
	2,530	2,095
Accumulated depreciation	(991)	(927)
	$1,539	$1,168

The following table shows the composition of these property and equipment balances that we recorded as capital leases:

($ in millions)	At Year-End 2012	At Year-End 2011
Land	$30	$30
Buildings and leasehold improvements	143	128
Furniture and equipment	38	34
Construction in progress	4	3
	215	195
Accumulated depreciation	(82)	(76)
	$133	$119
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. Interest we capitalized as a cost of property and equipment totaled $27 million in 2012, $12 million in 2011, and $10 million in 2010. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our depreciation expense totaled $93 million in 2012, $127 million in 2011, and $138 million in 2010, and included amortization of assets recorded under capital leases.
In 2010, we determined that we would not be able to fully recover the carrying amount of a capitalized software asset from an existing group of property owners. Under the guidance for the impairment of long-lived assets, we evaluated the asset for recovery and as a result of a negotiated agreement with the property owners, we recorded an impairment charge of $84 million in 2010 to adjust the carrying value of the asset to our estimate of its fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates and demand trends. We reflected the impairment charge in the general, administrative, and other expense line in our Income Statement. We did not allocate that charge to any of our segments.
In 2010, we decided to pursue the disposition of a golf course and related assets in our former Timeshare segment. Under the guidance for the impairment of long-lived assets, we evaluated the property and related assets for recovery and we recorded an impairment charge of $13 million in 2010 to adjust the carrying value of the assets to our estimate of its fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 discounted cash flows based on negotiations with a qualified prospective third-party purchaser of the asset. We reflected the impairment charge in the general, administrative, and other expense line in our Income Statement, and we allocated the charge to our former Timeshare segment.
In 2010, we decided to pursue the disposition of a land parcel. Under the guidance for the impairment of long-lived assets, we evaluated the property for recovery and we recorded an impairment charge of $14 million in 2010 to adjust the carrying value of the property to our estimate of fair value. We estimated that fair value using an income approach reflecting internally developed Level 3 cash flows that included, among other things, our expectations about the eventual disposition of the property based on discussions with potential third-party purchasers. We reflected the impairment charge in the general, administrative, and other expense line in our Income Statement, and we allocated that charge to our North American Limited-Service segment.
Please see Footnote No. 16, "Spin-off" for additional information on the $68 million property and equipment impairment charge we recorded in 2011 as part of the Timeshare strategy-impairment charges.

7.	ACQUISITIONS AND DISPOSITIONS
2012 Acquisitions
In 2012, we entered into a definitive agreement with Gaylord Entertainment Company (subsequently renamed Ryman Hospitality Properties, Inc.) ("Ryman Hospitality") to acquire the Gaylord brand and hotel management company. On September 25, 2012, Ryman Hospitality's shareholders approved its conversion into a real estate investment trust. On October 1, 2012, we acquired the Gaylord brand and hotel management company for $210 million in cash and recognized $210 million in intangible assets at the acquisition date, primarily reflecting deferred contract acquisition costs. Ryman Hospitality continues to own the Gaylord hotels, which we manage under the Gaylord brand under long-term management agreements. This transaction added four hotels and approximately 7,800 rooms to our North American Full-Service segment, and included our entering into management agreements for several attractions at the Gaylord Opryland in Nashville, consisting of a showboat, a golf course, and a saloon. As part of the transaction, on December 1, 2012 we also assumed management of another hotel owned by Ryman Hospitality, the Inn at Opryland, with approximately 300 rooms.
In the 2012 fourth quarter, we acquired land for $32 million in cash that we expect will be developed into a hotel. Earlier in 2012, we also acquired land and a building we plan to develop into a hotel for $160 million in cash. In conjunction with the latter acquisition, we had also made a cash deposit of $6 million late in 2011.

2012 Dispositions

In 2012, we completed the sale of our equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale) and we amended certain provisions of the management agreements for the underlying hotel portfolio. As a result of this transaction, we received cash proceeds of $96 million, including $30 million of proceeds which is refundable by us over the term of the management agreements if the hotel portfolio does not meet certain quarterly hotel performance thresholds. To the extent the hotel portfolio meets the quarterly hotel performance thresholds, we will recognize the $30 million of proceeds over the remaining term of the management agreements as base fee revenue. In 2012, we recognized a gain of $41 million, which consisted of: (1) $20 million of gain that we deferred in 2005 because we retained the equity interest following the original sale of land to one of the joint ventures and because there were contingencies for the 2005 transaction that expired with this sale; and (2) $21 million of gain on the sale of the equity interest. We also recognized base management fee revenue totaling $7 million, most of which we had deferred in earlier periods, but which we earned in conjunction with the sale.
We also sold our ExecuStay corporate housing business in 2012. Neither the sales price nor the gain we recognized was material to our results of operations and cash flows. The revenues, results of operations, assets, and liabilities of our ExecuStay business also were not material to our financial position, results of operations or cash flows for any of the periods presented, and accordingly we have not reflected ExecuStay as a discontinued operation.

2011 Acquisitions
In 2011, we contributed approximately $51 million (€37 million) in cash for the intellectual property and associated 50 percent interests in two new joint ventures formed for the operation, management, and development of AC Hotels by Marriott, initially in Europe but eventually in other parts of the world. The hotels are managed by the joint ventures or franchised at the direction of the joint ventures. As we note in Footnote No. 14, “Contingencies,” we have a right and, in some circumstances, an obligation to acquire the remaining interest in the joint ventures over the next eight years.
In 2011, we acquired certain assets and a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. See Footnote No. 18, “Leases,” for more information. As we note in Footnote No. 14, “Contingencies,” we also have a right and, in some circumstances, an obligation to acquire the landlord’s interest in the real estate property and attached assets of this hotel for $44 million (€33 million) during the next two years.

2011 Dispositions
On November 21, 2011, we completed the spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our then wholly owned subsidiary MVW. The dividend consisted of a pro rata distribution of one share of MVW common stock for every ten shares of Marriott common stock to our shareholders of record at the close of business on November 10, 2011. We recognized no gain or loss as a result of the spin-off. Please see Footnote No. 16, "Spin-off," for more information.

In 2011, we completed a bulk sale of land and developed inventory for net cash proceeds of $17 million and recorded a net gain of $2 million, which we included in the results of our former Timeshare segment.

In 2011, we also sold our 11 percent interest in one hotel, concurrently terminated the associated lease agreement, and entered into a long-term management agreement. Cash proceeds totaled $1 million, and we recognized a $2 million loss. We accounted for our sale of the 89 percent interest in 1999 under the financing method and reflected the sales proceeds received in 1999 as long-term debt. In conjunction with the 2011 sale of the remaining 11 percent interest, our assets decreased by $19 million and liabilities decreased by $17 million.

2010 Acquisitions
In 2010, we acquired one land parcel for hotel development and one hotel for cash consideration of $175 million. We also acquired timeshare and fractional units for use in our former Timeshare segment's The Ritz-Carlton Destination Club program for cash consideration of $112 million, which included a deposit of $11 million, paid in 2009.

2010 Dispositions
In 2010, we sold two limited-service properties, one full-service property, and one land parcel for cash proceeds of $114 million and recorded a net gain of $27 million. We accounted for each of the sales under the full accrual method under the accounting guidance for sales of real estate. We continue to operate the one full-service property and one of the limited-service properties under management agreements. The one other limited-service property left our system.

8.	GOODWILL AND INTANGIBLE ASSETS
The following table details the composition of our other intangible assets at year-end 2012 and 2011:

($ in millions)	At Year-End 2012	At Year-End 2011
Contract acquisition costs and other	$1,512	$1,239
Accumulated amortization	(397)	(393)
	$1,115	$846

We capitalize both direct and incremental costs that we incur to acquire management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Our amortization expense totaled $51 million in 2012, $41 million in 2011, and $40 million in 2010. Our estimated aggregate amortization expense for each of the next five fiscal years is as follows: $46 million for 2013; $46 million for 2014; $46 million for 2015; $46 million for 2016; and $46 million for 2017.

In conjunction with our acquisition of the Gaylord brand and hotel management company in the 2012 fourth quarter, we recognized $210 million in intangible assets that we began amortizing over a weighted average period of 38 years. These intangible assets consist of $192 million in contract acquisition costs which we expect to amortize over 35 years, and an $18 million brand intangible which we expect to amortize over 65 years. Please see Footnote No. 7, "Acquisitions and Dispositions," for more information on this acquisition.

The following table details the carrying amount of our goodwill at year-end 2012 and 2011:

($ in millions)	At Year-End 2012	At Year-End 2011
Goodwill	$928	$929
Accumulated impairment losses	(54)	(54)
	$874	$875

9.	NOTES RECEIVABLE
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at year-end 2012 and 2011:

($ in millions)	At Year-End 2012	At Year-End 2011
Senior, mezzanine, and other loans	$242	$382
Less current portion	(62)	(84)
	$180	$298

We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets. The following table shows the composition of our long-term notes receivable balances (net of reserves and unamortized discounts):

($ in millions)	At Year-End 2012	At Year-End 2011
Loans to equity method investees	$—	$2
Other notes receivable	180	296
	$180	$298

The following tables show the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates and unamortized discounts for our notes receivable as of year-end 2012:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2013	$62
2014	55
2015	64
2016	1
2017	—
Thereafter	60
Balance at year-end 2012	$242
Weighted average interest rate at year-end 2012	5.0%
Range of stated interest rates at year-end 2012	0 to 12.7%

Notes Receivable Unamortized Discounts (1) ($ in millions)	Amount
Balance at year-end 2011	$12
Balance at year-end 2012	$11

(1)	The discounts for both year-end 2012 and 2011 relate entirely to our senior, mezzanine, and other loans.
Senior, Mezzanine, and Other Loans
Generally, all of the loans we make have similar characteristics in that they are loans to owners and operators of hotels and hospitality properties. We reflect interest income for “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At year-end 2012, our recorded investment in impaired “Senior, mezzanine, and other loans” was $93 million. We had a $79 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2011, our recorded investment in impaired “Senior, mezzanine, and other loans” was $96 million, and we had a $78 million notes receivable reserve representing an allowance for credit losses, leaving $18 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $94 million during 2012, $89 million during 2011, and $137 million during 2010.

The following table summarizes the activity for our “Senior, mezzanine, and other loans” notes receivable reserve for 2010, 2011, and 2012:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2009	$183
Additions	4
Write-offs	(120)
Transfers and other	7
Balance at year-end 2010	$74
Additions	2
Write-offs	(7)
Transfers and other	9
Balance at year-end 2011	$78
Additions	2
Reversals	(1)
Write-offs	(1)
Transfers and other	1
Balance at year-end 2012	$79
Past due senior, mezzanine, and other loans totaled $7 million at year-end 2012 and $8 million at year-end 2011.
For further information on the activity before the spin-off for our "Loans to timeshare owners" notes receivable reserve, please see Footnote No. 10, "Notes Receivable" of the Notes to our Financial Statements of our 2011 Form 10-K.

10.	ASSET SECURITIZATIONS
Before our spin-off of our Timeshare business (see Footnote No. 16, "Spin-off," for more information on the spin-off), we periodically securitized, without recourse, through special purpose entities that we consolidated, notes receivable originated by our former Timeshare segment in connection with the sale of timeshare interval and fractional products. We continued to service the notes and transferred all proceeds collected to special purpose entities. We retained servicing agreements and other interests in the notes. The executed transactions typically included minimal cash reserves established at time of securitization, as well as default and delinquency triggers, which we monitored on a monthly basis.

In 2010, we securitized notes receivable of $229 million originated by our Timeshare segment. The note securitization was made to a transaction-specific trust that, simultaneously with its purchase of the notes receivable, issued $218 million of the trust’s notes. Under this securitization we received proceeds, net of costs and reserves, of $215 million.

See Footnote No. 17, “Variable Interest Entities” for discussion of the impact of the entities that facilitated our notes receivable securitizations on our financial position, financial performance, and cash flows for 2010 and 2011.

11.	LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table:

($ in millions)	2012	2011
Senior Notes:
Series F, matured June 15, 2012	$—	$348
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.51%)(1)	309	307
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.27%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.42%)(1)	292	291
Series J, interest rate of 5.625%, face amount of $400, maturing February 15, 2013 (effective interest rate of 5.68%)(1)	400	399
Series K, interest rate of 3.000%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.08%)(1)	594	—
Series L, interest rate of 3.250%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.38%)(1)	349	—
Commercial paper, average interest rate of 0.3679% at December 28, 2012	501	331
$1,750 Credit Facility, average interest rate of 1.385% at December 28, 2012	15	—
Other	186	206
	2,935	2,171
Less current portion	(407)	(355)
	$2,528	$1,816

(1)	Face amount and effective interest rate are as of year-end 2012.
All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
In the fourth quarter of 2012, we issued $350 million aggregate principal amount of 3.250 percent Series L Notes due 2022 (the "Series L Notes"). We received net proceeds of approximately $346 million from the offering, after deducting the underwriting discount and estimated expenses. We will pay interest on the Series L Notes on March 15 and September 15 of each year, commencing on March 15, 2013. The Notes will mature on September 15, 2022, and we may redeem them, in whole or in part, at our option, under the terms provided in the form of Note.
In the first quarter of 2012, we issued $600 million aggregate principal amount of 3.000 percent Series K Notes due 2019 (the "Series K Notes") in two offerings, one for $400 million and a follow on for $200 million. We received total net proceeds of approximately $590 million from these offerings, after deducting underwriting discounts and estimated expenses. We pay interest on the Series K Notes on March 1 and September 1 of each year, and we made our first interest payment on September 1, 2012. The Notes will mature on March 1, 2019, and we may redeem them, in whole or in part, at our option, under the terms provided in the form of Note.
We issued both the Series K Notes and the Series L Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee.
Subsequent to year-end 2012, on February 15, 2013, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Notes. In 2012, we made a $356 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series F Notes.
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

We show future principal payments (net of unamortized discounts) and unamortized discounts for our debt in the following tables:

Debt Principal Payments (net of unamortized discounts) ($ in millions)	Amount
2013	$408
2014	49
2015	316
2016	813
2017	301
Thereafter	1,048
Balance at year-end 2012	$2,935

Unamortized Debt Discounts ($ in millions)	Amount
Balance at year-end 2011	$12
Balance at year-end 2012	$15

We paid cash for interest, net of amounts capitalized, of $83 million in 2012, $130 million in 2011, and $148 million in 2010.

12.	SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The following table summarizes the activity in our self-insurance reserve for losses and loss adjustment expenses for the last two fiscal years:

($ in millions)	2012	2011
Balance at beginning of year	$330	$313
Less: reinsurance recoverable	(5)	(7)
Net balance at beginning of year	325	306
Incurred related to:
Current year	108	117
Prior year	(11)	(9)
Total incurred	97	108
Paid related to:
Current year	(28)	(32)
Prior year	(57)	(57)
Total paid	(85)	(89)
Net balance at end of year	337	325
Add: reinsurance recoverable	5	5
Balance at end of year	$342	$330

Our provision for unpaid loss and loss adjustment expenses decreased by $11 million in 2012 and $9 million in 2011 as a result of changes in estimates from insured events from prior years due to changes in underwriting experience and frequency and severity trends. Our year-end 2012 self-insurance reserve of $342 million consisted of a current portion of $103 million and long-term portion of $239 million. Our year-end 2011 self-insurance reserve of $330 million consisted of a current portion of $99 million and long-term portion of $231 million.

13.	SHAREHOLDERS’ (DEFICIT) EQUITY
Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2012, we had 310.9 million of these authorized shares of our common stock and no preferred stock outstanding.

The following table details the accumulated other comprehensive income (loss) activity for 2010, 2011, and 2012:

($ in millions)	Balance at year-end 2009	2010 Other comprehensive loss	Balance at year-end 2010	2011 Other comprehensive loss	Balance at year-end 2011	2012 Other comprehensive income	Balance at year-end 2012
Foreign currency translation adjustments (1)	$11	$(15)	$(4)	$(33)	$(37)	$5	$(32)
Other derivative instrument adjustments (2)	2	—	2	(20)	(18)	(1)	(19)
Unrealized gains on available-for-sale securities (3)	—	—	—	7	7	—	7
Accumulated other comprehensive income (loss)	$13	$(15)	$(2)	$(46)	$(48)	$4	$(44)

(1)
Other comprehensive loss includes reclassification of losses of $2 million for 2010 and reclassification of gains of $2 million for 2011 primarily from the sale or complete or substantially complete liquidation of investments. Other comprehensive income includes reclassification of losses of $1 million for 2012 primarily from the sale or complete or substantially complete liquidation of investments.

(2)	Other comprehensive income includes reclassification of losses of $1 million for 2012.

(3)	Other comprehensive loss includes reclassification of losses of $10 million for 2011 related to the recognition of an other-than-temporary impairment of an available-for-sale security.

14.	CONTINGENCIES
Guarantees
We issue guarantees to certain lenders and hotel owners, primarily to obtain long-term management contracts. The guarantees generally have a stated maximum funding amount and a term of four to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels that we or our joint venture partners are building.
We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees which we are the primary obligor at year-end 2012 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$88	$7
Operating profit	124	62
Other	12	1
Total guarantees where we are the primary obligor	$224	$70

We included our liability at year-end 2012 for guarantees for which we are the primary obligor in our Balance Sheet as follows: $7 million in the “Other current liabilities” and $63 million in the “Other long-term liabilities.”
Our guarantees listed in the preceding table include $34 million of debt service guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The preceding table does not include the following guarantees:

•
$119 million of guarantees for Senior Living Services lease obligations of $87 million (expiring in 2018) and lifecare bonds of $32 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $5 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $26 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at year-end 2012. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. On January 9, 2013, Health Care REIT acquired Sunrise. In conjunction with this acquisition, Sunrise funded an additional $2 million cash collateral and certified that the $85 million letter of credit remains in full force and effect.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $40 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $6 million (€4 million) of which remained at year-end 2012. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These MVW payment obligations, for which we currently have a total exposure of $29 million, relate to a project completion guarantee, various letters of credit, and several guarantees. MVW has indemnified us for these obligations. Most of the obligations expire in 2013 and 2014, except for one guarantee in the amount of $18 million (22 million Singapore Dollars) that expires in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at year-end 2012. See Footnote No. 16 "Spin-off," for more information on the spin-off of our timeshare operations and timeshare development business.

•
A recoverable $40 million operating profit guarantee, for which in 2012 we entered into an agreement with an entity with a net worth of approximately $1 billion (the "Entity"). The Entity agreed to immediately reimburse us for any fundings under the operating profit guarantee and is required to maintain certain liquidity and net worth covenants to support this obligation to us. The operating profit guarantee and corresponding Entity guarantee began to expire in 2012, with a final expiration in 2015.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood. Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at year-end 2012 for this guarantee is $11 million in future rent payments if the lease is terminated through 2013 and will be reduced to $6 million if the lease is terminated from 2014 through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at year-end 2012.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, at year-end 2012, we had the following commitments outstanding:

•
Commitments to invest up to $17 million of equity for noncontrolling interests in partnerships that plan to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $12 million of these commitments within two years as follows: $7 million in 2013 and $5 million in 2014. We do not expect to fund the remaining $5 million of these commitments.

•
A commitment to invest up to $23 million of equity for noncontrolling interests in partnerships that plan to purchase or develop limited-service properties in Asia. We expect to fund $20 million of this commitment within two years, as follows: $10 million in 2013 and $10 million in 2014. We do not expect to fund the remaining $3 million of this commitment.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund in 2013.

•	A commitment to invest $20 million in the renovation of a leased hotel. We expect to fund this commitment by 2015.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 50 percent interest in two joint ventures over the next eight years at a price based on the performance of the ventures. We made a $12 million (€9 million) deposit in conjunction with this contingent obligation in 2011 and $8 million (€6 million) in deposits in 2012. The deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
We have a right and under certain circumstances an obligation during the next two years to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $44 million (€33 million).

•
Various commitments for the purchase of information technology hardware, software, and maintenance services in the normal course of business totaling $35 million. We expect to fund these commitments within two years as follows: $32 million in 2013 and $3 million in 2014.

•	Several commitments aggregating $34 million with no expiration date and which we do not expect to fund.
At year-end 2012, we had $68 million of letters of credit outstanding ($67 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2012, totaled $120 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards, various other purported ERISA violations, and various breaches of contract in connection with the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties completed limited discovery concerning the issues of statute of limitations and class certification. We filed a motion for summary judgment on the issue of statute of limitations in December 2012, and a hearing on the issues is anticipated in the spring of 2013. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to whether a class will be certified and if so as to the size of the class, and the possibility of our prevailing on our statute of limitations defense may significantly limit any claims for damages.
In March 2012, the Korea Fair Trade Commission ("KFTC") obtained documents from two of our managed hotels in Seoul, Korea in connection with an investigation which we believe is focused on pricing of hotel services within the Seoul region. Since then, the KFTC has conducted additional fact-gathering at those two hotels and also has collected information from another Marriott managed hotel located in Seoul. We understand that the KFTC also has sought documents from numerous other hotels in Seoul and other parts of Korea that we do not operate, own or franchise. We have not yet received a complaint or other legal process. We are cooperating with this investigation.

15.	BUSINESS SEGMENTS

We are a diversified lodging company with operations in four business segments:

•
North American Full-Service Lodging, which includes the Marriott Hotels & Resorts, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, Gaylord Hotels and Autograph Collection properties located in the United States and Canada;

•
North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites properties, located in the United States and Canada, and, before its sale in the 2012 second quarter, our Marriott ExecuStay corporate housing business;

•
International Lodging, which includes the Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments properties located outside the United States and Canada; and

•	Luxury Lodging, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION properties worldwide (together with residential properties associated with some The Ritz-Carlton hotels).

In addition, before the spin-off, our former Timeshare segment consisted of the timeshare operations and timeshare development business that we transferred to MVW in conjunction with the spin-off. We continue to include our former Timeshare segment's historical financial results for periods before the spin-off in our historical financial results as a component of continuing operations as reflected in the tables that follow. See Footnote No. 16, "Spin-off" for more information on the spin-off.
We evaluate the performance of our segments based primarily on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We allocate gains and losses, equity in earnings or losses from our joint ventures, and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. "Other unallocated corporate" includes license fees we receive from our credit cards and following the spin-off, also includes license fees from MVW.
We aggregate the brands presented within our segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environments and operations within each segment and our organizational and management reporting structure.
Revenues

($ in millions)	2012	2011	2010
North American Full-Service Segment	$5,965	$5,450	$5,159
North American Limited-Service Segment	2,466	2,358	2,150
International Segment	1,330	1,278	1,188
Luxury Segment	1,765	1,673	1,563
Former Timeshare Segment	—	1,438	1,551
Total segment revenues	11,526	12,197	11,611
Other unallocated corporate	288	120	80
	$11,814	$12,317	$11,691
Net Income

($ in millions)	2012	2011	2010
North American Full-Service Segment	$407	$351	$317
North American Limited-Service Segment	472	382	298
International Segment	192	175	165
Luxury Segment	102	74	77
Former Timeshare Segment	—	(217)	126
Total segment financial results	1,173	765	983
Other unallocated corporate	(204)	(302)	(326)
Interest expense and interest income(1)	(120)	(107)	(106)
Income taxes	(278)	(158)	(93)
	$571	$198	$458

(1)
The $164 million of interest expense shown on the Income Statement for year-end 2011 includes $43 million that we allocated to our former Timeshare segment. The $180 million of interest expense shown on the Income Statement for year-end 2010 includes $55 million that we allocated to our former Timeshare segment.

Equity in Losses of Equity Method Investees

($ in millions)	2012	2011	2010
North American Full-Service Segment	$2	$1	$2
North American Limited-Service Segment	2	(2)	(13)
International Segment	(2)	(4)	(7)
Luxury Segment	(13)	(10)	(2)
Former Timeshare Segment	—	—	(8)
Total segment equity in losses	(11)	(15)	(28)
Other unallocated corporate	(2)	2	10
	$(13)	$(13)	$(18)

Depreciation and Amortization

($ in millions)	2012	2011	2010
North American Full-Service Segment	$38	$28	$31
North American Limited-Service Segment	16	22	19
International Segment	23	22	24
Luxury Segment	17	19	19
Former Timeshare Segment	—	28	36
Total segment depreciation and amortization	94	119	129
Other unallocated corporate	51	49	49
	$145	$168	$178

Assets

($ in millions)	At Year-End 2012	At Year-End 2011
North American Full-Service Segment	$1,517	$1,241
North American Limited-Service Segment	492	497
International Segment	1,056	1,026
Luxury Segment	1,174	931
Total segment assets	4,239	3,695
Other unallocated corporate	2,103	2,215
	$6,342	$5,910

Equity Method Investments

($ in millions)	At Year-End 2012	At Year-End 2011
North American Full-Service Segment	$13	$13
North American Limited-Service Segment	44	84
International Segment	100	92
Luxury Segment	29	38
Total segment equity method investments	186	227
Other unallocated corporate	9	7
	$195	$234

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Luxury Segment	Total Goodwill
Year-end 2010 balance:
Goodwill	$335	$126	$298	$170	$929
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$72	$298	$170	$875
Year-end 2011 balance:
Goodwill	$335	$126	$298	$170	$929
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$72	$298	$170	$875
Year-end 2012 balance:
Goodwill	$335	$125	$298	$170	$928
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$71	$298	$170	$874

Capital Expenditures

($ in millions)	2012	2011	2010
North American Full-Service Segment	$9	$8	$7
North American Limited-Service Segment	19	11	13
International Segment	38	52	35
Luxury Segment	306	40	168
Former Timeshare Segment	—	13	24
Total segment capital expenditures	372	124	247
Other unallocated corporate	65	59	60
	$437	$183	$307

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $53 million in 2012, $354 million in 2011 (approximately 82 percent of which were for our former Timeshare segment for the period before the spin-off), and $419 million in 2010 (approximately 85 percent of which were for our former Timeshare segment).

Our Financial Statements include the following related to operations located outside the United States (which are for our International and Luxury lodging segments):

1.	Revenues of $1,912 million in 2012, $1,945 million in 2011, and $1,841 million in 2010;

2.
Segment financial results of $283 million in 2012, $172 million in 2011, and $252 million in 2010. 2012 segment financial results consisted of segment income of $97 million from Asia, $68 million from the Americas (excluding the United States), $62 million from Continental Europe, $30 million from the United Kingdom and Ireland, $21 million from the Middle East and Africa, and $5 million from Australia. 2011 segment financial results included $86 million of timeshare-strategy impairment charges for our former Timeshare segment, consisting of $84 million from the Americas (excluding the United States) and $2 million from Europe; and

3.
Fixed assets of $491 million in 2012 and $402 million in 2011. We include fixed assets located outside the United States at year-end 2012 and year-end 2011 in the “Property and equipment” caption in our Balance Sheets.

16.	SPIN-OFF
On November 21, 2011, we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our then wholly owned subsidiary MVW. Marriott shareholders of record as of the close of business on November 10, 2011 received one share of MVW common stock for every ten shares of Marriott common stock. Neither we nor our shareholders recognize income, gain, or loss for federal income tax purposes as a result of the distribution of MVW common stock, except in the case of our shareholders for cash they received in lieu of fractional shares. As a result of the spin-off, MVW is an independent company whose common shares are listed on the New York Stock Exchange under symbol "VAC," and we no longer beneficially own any shares of MVW.
In connection with the spin-off, we entered into several agreements with MVW, and, in some cases, certain of its subsidiaries, that govern our post-spin-off relationship with MVW, including a Separation and Distribution Agreement, two License Agreements for the use of Marriott and Ritz-Carlton marks and intellectual property, an Employee Benefits and Other Employment Matters Allocation Agreement, a Tax Sharing and Indemnification Agreement, a Marriott Rewards Affiliation Agreement, and a Non-Competition Agreement. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. Under the license agreements we receive license fees consisting of a fixed annual fee of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interest in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks. The license fee also includes a periodic inflation adjustment.

As of the spin-off date, we no longer consolidate MVW's financial results for periods after the spin-off date as part of our financial reporting. However, because of our significant continuing involvement in MVW operations after the spin-off (by virtue of the license and other agreements between us and MVW), we continue to include our former Timeshare segment's historical financial results for periods before the spin-off date in our historical financial results as a component of continuing operations.

Our shareholders' equity decreased by $1,162 million as a result of the spin-off of MVW. We show in the following table the components of the decrease, which was primarily noncash and principally consisted of the net book value of the net assets we contributed to MVW in the spin-off:

($ in millions)	2011
Cash and equivalents	$52
Accounts and notes receivable	247
Inventory	982
Other current assets	293
Property and equipment and other	284
Loans to timeshare owners	987

Other current liabilities	(533)
Current portion of long-term debt	(122)
Long-term debt	(773)
Other long-term liabilities	(255)
SPIN-OFF OF MVW	$1,162

For 2011, we recognized $34 million of transaction-related expenses for the spin-off. During the 2011 fourth quarter before the spin-off we also received net cash proceeds of: (1) approximately $122 million from a $300 million secured warehouse credit facility that MVW put in place to provide short-term financing for receivables originated in connection with the sale of timeshare interests, and (2) $38 million from our sale to third-party investors of preferred stock that a subsidiary of MVW issued to us. This distribution of approximately $160 million in cash before completion of the spin-off had no impact on our earnings.
Before the spin-off, management assessed the Timeshare segment's intended use of excess undeveloped land and built inventory and the then current market conditions for those assets. On September 8, 2011, management approved a plan for our former Timeshare segment to accelerate cash flow through the monetization of certain excess undeveloped land in the U.S., Mexico, and the Bahamas over the next 18 to 24 months and to accelerate sales of excess built luxury fractional and residential inventory over the next three years. As a result, under the guidance for accounting for the impairment or disposal of long-lived assets, because the nominal cash flows from the planned land sales and the estimated fair values of the land and excess built luxury inventory were less than their respective carrying values, we recorded a pre-tax noncash impairment charge of $324 million ($234 million after-tax) in our 2011 Income Statement under the "Timeshare strategy-impairment charges" caption which we allocated to our former Timeshare segment. The pre-tax noncash impairment charge consisted of a $256 million inventory impairment and a $68 million property and equipment impairment.
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
Please see Footnote No. 18, "Timeshare Strategy-Impairment Charges" of the Notes to our Financial Statements in our 2011 Form 10-K for more information on these charges.

17.	VARIABLE INTEREST ENTITIES
Under the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including loans, guarantees, and equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as its primary beneficiary.
Variable interest entities related to our timeshare note securitizations
Before the spin-off, we periodically securitized, without recourse, through special purpose entities, notes receivable originated by our former Timeshare segment in connection with the sale of timeshare interval and fractional products. These securitizations provided funding for us and transferred the economic risks and substantially all the benefits of the loans to third parties. In a securitization, various classes of debt securities that the special purpose entities issued were generally collateralized by a single tranche of transferred assets, which consisted of timeshare notes receivable. We serviced the notes receivable. With each securitization, we retained a portion of the securities, subordinated tranches, interest-only strips, subordinated interests in accrued interest and fees on the securitized receivables or, in some cases, overcollateralization and cash reserve accounts. As a result of our involvement with these entities in 2011 before the spin-off, we recognized $116 million of interest income, partially offset by $39 million of interest expense to investors and $3 million in debt issuance cost amortization. Similarly for 2010, we recognized $147 million of interest income, partially offset by $51 million of interest expense to investors, and $4 million in debt issuance cost amortization.

We show our cash flows to and from the timeshare notes securitization variable interest entities in the following table for 2011 before the spin-off and for 2010:

($ in millions)	2011	2010
Cash inflows:
Proceeds from securitization	$122	$215
Principal receipts	188	231
Interest receipts	112	142
Reserve release	—	3
Total	422	591
Cash outflows:
Principal to investors	(185)	(230)
Repurchases	(64)	(93)
Interest to investors	(39)	(53)
Total	(288)	(376)
Net Cash Flows	$134	$215
Under the terms of our timeshare note securitizations, we had the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limited such repurchases to 10 to 20 percent of the transaction’s initial mortgage balance. We voluntarily repurchased $43 million of defaulted notes during 2011 and $68 million during 2010. We also voluntarily repurchased $21 million of other non-defaulted notes during 2011 and $25 million during 2010.
Other variable interest entities
In conjunction with the transaction with CTF that we described more fully in our Annual Report on Form 10-K for 2007 in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities that are 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At year-end 2012, we managed five hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets, consisting of hotel working capital and furniture, fixtures, and equipment. As part of the 2005 transaction, CTF placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully for three of these properties and partially for the other two properties. The trust account was fully depleted prior to year-end 2011. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have: (1) the power to direct the activities that most significantly impact the entities' economic performance or (2) the obligation to absorb losses of the entities or the right to receive benefits from the entities that could potentially be significant. We are liable for rent payments for three of the five hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $12 million at year-end 2012. In addition, as of year-end 2012 we are liable for rent payments of up to an aggregate cap of $5 million for the two other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

18.	LEASES
We have summarized below our future obligations under operating leases at year-end 2012:

($ in millions)	Minimum Lease Payments
Fiscal Year
2013	$126
2014	126
2015	122
2016	115
2017	92
Thereafter	669
Total minimum lease payments where we are the primary obligor	$1,250

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $272 million of obligations of our consolidated subsidiaries that are non-recourse to us.
The foregoing table does not reflect $17 million in aggregate minimum lease payments, for which we are secondarily liable, relating to the CTF leases further discussed in Footnote No. 17, “Variable Interest Entities,” as follows: $11 million in 2013 and $6 million in 2014.

The following table details the composition of rent expense for operating leases for the last three years:

($ in millions)	2012	2011	2010
Minimum rentals	$188	$240	$252
Additional rentals	62	66	67
	$250	$306	$319

The following table summarizes our future obligations under capital leases at year-end 2012:

($ in millions)	Minimum Lease Payments
Fiscal Year
2013	$3
2014	45
2015	1
2016	1
2017	1
Thereafter	3
Total minimum lease payments	54
Less: amount representing interest	(4)
Present value of net minimum lease payments	$50

The “Long-term debt” caption in the accompanying Balance Sheets includes $50 million for year-end 2012 and $64 million for year-end 2011 that represents the present value of net minimum lease payments for capital leases.

19.	RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. We generally own between 10 and 49 percent of these equity method investments. Undistributed earnings attributable to our equity method investments represented approximately $1 million of our consolidated retained earnings at year-end 2012.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2012	2011	2010
Base management fees	$26	$37	$35
Franchise fees	—	—	—
Incentive management fees	5	—	3
Cost reimbursements	315	383	328
Owned, leased, corporate housing, and other	3	8	4
Total revenue	$349	$428	$370
General, administrative, and other	$—	$(5)	$(1)
Reimbursed costs	(315)	(383)	(328)
Gains and other income	43	4	6
Interest expense-capitalized	1	2	5
Interest income	3	3	3
Equity in losses	(13)	(13)	(18)

Balance Sheet Data

($ in millions)	At Year-End 2012	At Year-End 2011
Current assets-accounts and notes receivable	$18	$12
Contract acquisition costs and other	21	28
Equity and cost method investments	195	234
Notes receivable	—	2
Deferred taxes, net asset	17	16
Other	20	13
Current liabilities:
Other	(2)	(6)
Other long-term liabilities	(2)	(30)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Data

($ in millions)	2012	2011	2010
Sales	$902	$1,215	$914
Net loss	$(4)	$(58)	$(77)

Balance Sheet Summary

($ in millions)	At Year-End 2012	At Year-End 2011
Assets (primarily comprised of hotel real estate managed by us)	$1,486	$3,159
Liabilities	$1,245	$2,532

20.	RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 124 lodging properties at year-end 2012 and 127 lodging properties at year-end 2011 that we operated under long-term agreements. Over the last three years, we recognized revenues of $2,212 million in 2012, $2,207 million in 2011, and $2,036 million in 2010 from those lodging properties, and included those revenues in our North American Full-Service, North American Limited-Service, Luxury, and International segments.

Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. Host was affiliated with ten such properties at year-end 2012 and five such properties at year-end 2011 and year-end 2010. We recognized revenues of $114 million in 2012, $106 million in 2011, and $112 million in 2010 from those lodging properties, and included those revenues in our North American Full-Service, Luxury, and International segments.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	Fiscal Year 2012 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2,552	$2,776	$2,729	$3,757	$11,814
Operating income	$175	$243	$213	$309	$940
Net income	$104	$143	$143	$181	$571
Diluted earnings per share	$0.30	$0.42	$0.44	$0.56	$1.72

($ in millions, except per share data)	Fiscal Year 2011 (1),(2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2,778	$2,972	$2,874	$3,693	$12,317
Operating income (loss)	$191	$232	$(144)	$247	$526
Net income (loss)	$101	$135	$(179)	$141	$198
Diluted earnings (losses) per share	$0.26	$0.37	$(0.52)	$0.41	$0.55

(1)	The quarters consisted of 12 weeks, except for the fourth quarters of 2012 and 2011, which consisted of 16 weeks.

(2)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.

Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the fourth quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Items 10, 11, 12, 13, 14.
As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2013 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2013, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	80
J.W. Marriott, Jr. was elected Executive Chairman effective March 31, 2012, having decided to relinquish his position as Chief Executive Officer. He served as Chief Executive Officer of the Company and its predecessors since 1972.  He continues to serve as Chairman of the Board, a position he has held since 1985. He joined Marriott Corporation (now known as Host Hotels & Resorts, Inc.) in 1956, became President and a Director in 1964.  Mr. Marriott serves on the Board of The J. Willard & Alice S. Marriott Foundation. He is a member of the National Business Council and the Executive Committee of the World Travel & Tourism Council.  Mr. Marriott has served as a Director of the Company and its predecessors since 1964. He is the father of John W. Marriott III, the nonemployee Vice Chairman of the Company's Board of Directors.

Arne M. Sorenson President and Chief Executive Officer	54
Arne M. Sorenson became President and Chief Executive Officer of the Company on March 31, 2012 and was appointed to the Board of Directors in February 2011.  Mr. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development, was named Executive Vice President and Chief Financial Officer in 1998, assumed the additional title of President, Continental European Lodging, in 2003 and was appointed Marriott's President and Chief Operating Officer in 2009.  Before joining Marriott, he was a Partner in the law firm of Latham & Watkins in Washington, D.C.  Mr. Sorenson serves on the Board of Directors of Wal‑Mart Stores, Inc. He also serves on the Board of Regents of Luther College.

Carl T. Berquist Executive Vice President and Chief Financial Officer	61
Carl T. Berquist is our Executive Vice President and Chief Financial Officer, with responsibility for global finance, including financial reporting, project finance, mergers and acquisitions, global treasury, corporate tax, internal audit, and investor relations. From December 2002 until he began serving in his current position in April 2009, he was Executive Vice President of Financial Information and Enterprise Risk Management. Before joining Marriott in December 2002, Mr. Berquist was a partner at Arthur Andersen LLP. During his 28-year career with Arthur Andersen, Mr. Berquist held numerous leadership positions covering the management of the business as well as market facing operational roles, including managing partner of the worldwide real estate and hospitality practice. Mr. Berquist holds a bachelor of science degree in accounting from Penn State University and is a member of Penn State’s Smeal Business School’s Board of Visitors. He is also a member of the Board of Directors of Hertz Global Holdings, Inc.

Anthony G. Capuano Executive Vice President and Chief Development Officer	47
Anthony G. Capuano assumed responsibility for Global Development in early 2009. He began his Marriott career in 1995 as a part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s Full-Service Development efforts in the Western U.S. and Canada. In 2005, he assumed responsibility for Full-Service Development in North America. In 2008, his responsibilities expanded to include the Caribbean and Latin America. Mr. Capuano began his professional career in Laventhol and Horwath’s Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano is a member of the American Hotel & Lodging Association's Industry Real Estate Financial Advisory Council, the Hotel Development Council of the Urban Land Institute and the Dean's Advisory Council at the Cornell University School of Hotel Administration.

Name and Title	Age	Business Experience
Simon F. Cooper President & Managing Director Asia Pacific	67
Simon F. Cooper is President and Managing Director, Asia Pacific. He oversees the operation, development and strategic positioning of the brands and luxury groups in Asia Pacific. Mr. Cooper served as President and Chief Operating Officer of Ritz-Carlton from February 2001 until he began serving in his current position in September 2010, after a distinguished career with Marriott Lodging, including serving three years as President of Marriott Lodging Canada. His first hospitality job was with Canadian Pacific Hotels & Resorts. Among his many professional honors, Mr. Cooper has served on the Woodrow Wilson International Centre for Scholars, Canada Institute Advisory Board and as Chairman of the Board of Governors for Canada's University of Guelph. While he was President and COO of Ritz-Carlton, Mr. Cooper presided over a major expansion of the brand. In 2008 Mr. Cooper was named “Corporate Hotelier of the World” by HOTELS Magazine. In June of 2010, he received an Honorary Degree of Doctor of Laws from the University of Guelph. Born and educated in England, he earned an MBA from the University of Toronto.

Alex Kyriakidis President & Managing Director Middle East & Africa	60
Alex Kyriakidis is President and Managing Director, Middle East and Africa with responsibility for all business activities for the Middle East and Africa Region (MEA), including operations, sales and marketing, finance and hotel development. Before joining Marriott in January 2012, Mr. Kyriakidis served for 10 years as Global Managing Director - Travel, Hospitality and Leisure for Deloitte LLP. In this role, Mr. Kyriakidis led the Global Travel, Hospitality and Leisure Industry team, where he was responsible for a team of 4,500 professionals that generated $700 million in revenues. Mr. Kyriakidis has 38 years of experience providing strategic, financial, M&A, operational, asset management and integration services to the travel, hospitality and leisure sectors. He has served clients in 25 countries, predominantly in the Europe, MEA and Asia Pacific regions. He is a fellow of the Arab Society of Certified Accountants, the British Association of Hotel Accountants and the Institute of Chartered Accountants in England and Wales. Mr. Kyriakidis holds a bachelor of science degree in computer science and mathematics from Leeds University in the United Kingdom.

Robert J. McCarthy Chief Operations Officer	59
Robert J. “Bob” McCarthy is Chief Operations Officer with responsibility for Global Lodging Services and The Ritz-Carlton. In addition, he shares reporting responsibilities for the presidents of Marriott's four continental operating divisions with President and Chief Executive Officer Arne Sorenson. Before he assumed his current position, Mr. McCarthy served as Group President from 2011, with overall responsibility for the financial management and leadership of over 3,000 hotels in the Americas spanning multiple lodging brands and a work force of 120,000 associates, Group President, The Americas and Global Lodging Services from 2009, President, North American Lodging Operations and Global Brand Management from 2007, and Executive Vice President, North American Lodging Operations from 2003. Mr. McCarthy is a member of the Board of Trustees at Villanova University. He serves as a board member of the Autism Learning Center as well as the ServiceSource Foundation, an organization supporting people with disabilities. Mr. McCarthy holds a bachelor's degree in Business Administration from Villanova University in Villanova, PA.

Amy C. McPherson President & Managing Director Europe	51
Amy C. McPherson was appointed President and Managing Director of Europe, a division that encompasses Continental Europe, the United Kingdom, and Ireland, in July 2009. Ms. McPherson joined Marriott in 1986 and most recently served as Executive Vice President of Global Sales and Marketing responsible for the Company’s global and field sales, marketing, Marriott Rewards program, revenue management and eCommerce from January 2005 until she was named to her current position. Other key positions held by Ms. McPherson include Senior Vice President of Business Transformation and Integration, and Vice President of Finance and Business Development. Before joining Marriott, she worked for Air Products & Chemicals in Allentown, PA.

Name and Title	Age	Business Experience
David A. Rodriguez Executive Vice President and Chief Human Resources Officer	54
David A. Rodriguez was appointed Executive Vice President and Chief Human Resources Officer in 2006. Mr. Rodriguez joined Marriott as Senior Vice President-Staffing & Development in 1998 and was appointed Executive Vice President-Human Resources for Marriott Lodging in 2003. Before joining Marriott, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	59
Edward A. Ryan was named Executive Vice President and General Counsel in November 2006. He joined Marriott in 1996 as Assistant General Counsel, was promoted to Senior Vice President and Associate General Counsel in 1999, when he had responsibility for all new management agreements and real estate development worldwide for full-service and limited-service hotels; in 2005 he also assumed responsibility for all corporate transactions and corporate governance. Before joining Marriott, Mr. Ryan was a Partner at the law firm of Hogan & Hartson in Washington, D.C.

Code of Ethics and Business Conduct Guide
We have long maintained and enforced a Code of Ethics that applies to all Marriott associates, including our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. Our Code of Ethics is encompassed in our Business Conduct Guide, which you can find in the Investor Relations section of our website (www.marriott.com/investor) by clicking on “Corporate Governance” and then “Governance Documents.” We will post any future changes or amendments to our Code of Ethics and any waiver of our Code of Ethics that applies to our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, on the Investor Relations section of our website. You may also obtain our Business Conduct Guide, which incorporates our Code of Ethics, by requesting a copy from our Corporate Secretary.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

(1) FINANCIAL STATEMENTS
We include this portion of Item 15 under Item 8 of this Report on Form 10-K.
(2) FINANCIAL STATEMENT SCHEDULES
We include the financial statement schedules required by the applicable accounting regulations of the SEC in the notes to our financial statements and incorporate that information in this Item 15 by reference.
(3) EXHIBITS
Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., 10400 Fernwood Road, Department 52/862, Bethesda, MD 20817.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Separation and Distribution Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation and certain of its subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.3	Form of 4.625% Series F Note due 2012.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2005 (File No. 001-13881).

4.4	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.5	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.6	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

4.7	Form of 3.000% Series K Note No. R-1 due 2019.	Exhibit No. 4.1 to our Form 8-K filed February 27, 2012 (File No. 001-13881).

4.8	Form of 3.000% Series K Note No. R-2 due 2019.	Exhibit No. 4 to our Form 8-K filed March 14, 2012 (File No. 001-13881).

4.9	Form of 3.250% Series L Note due 2022.	Exhibit No. 4.1 to our Form 8-K filed September 10, 2012 (File No. 001-13881).

10.1	U.S. $1.75 billion Second Amended and Restated Credit Agreement dated as of June 23, 2011, with Bank of America, N.A., as Administrative Agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 27, 2011 (File No. 001-13881).

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan, As Amended Effective May 1, 2009.	Exhibit No. 10.1 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.2.1	Amendment to the Marriott International, Inc. Stock and Cash Incentive Plan, dated as of May 7, 2010.	Exhibit No. 10.3 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.5 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.6	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.6 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.8	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, As Amended as of May 1, 2009.	Exhibit No. 10.2 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.10	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.9 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.11	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.10 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.12	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), As Amended as of May 1, 2009.	Exhibit No. 10.3 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.12.1	Form of MI Shares Agreement (EBITDA version) under the Marriott International, Inc. Stock and Cash Incentive Plan, as amended and restated as of May 1, 2009 and amended as of May 7, 2010.	Exhibit No. 10.1 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

*10.13	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.12 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.15	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.13 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.16	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.17	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10.9 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.18	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

10.19
License, Services and Development Agreement entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto.
Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.20	License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

*10.21	Employee Benefits and Other Employment Matters Allocations Agreement entered into on November 17, 2011, between Marriott International, Inc. and Marriott Vacations Worldwide Corporation.	Exhibit No. 10.3 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.22	Tax Sharing and Indemnification Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10.4 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.22.1	Amendment dated August 2, 2012 to the Tax Sharing and Indemnification Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10 to our Form 10-Q filed October 4, 2012 (File No. 001-13881).

10.23
Marriott Rewards Affiliation Agreement entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc. and the other signatories thereto.
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

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the fifty-two weeks ended December 28, 2012, fifty-two weeks ended December 30, 2011, and fifty-two weeks ended December 31, 2010; (ii) the Consolidated Balance Sheets at December 28, 2012, and December 30, 2011; (iii) the Consolidated Statements of Cash Flows for the fifty-two weeks ended December 28, 2012, fifty-two weeks ended December 30, 2011, and fifty-two weeks ended December 31, 2010; (iv) the Consolidated Statements of Comprehensive Income for the fifty-two weeks ended December 28, 2012, fifty-two weeks ended December 30, 2011, and fifty-two weeks ended December 31, 2010; and (v) the Consolidated Statements of Shareholders’ (Deficit) Equity for the fifty-two weeks ended December 28, 2012, fifty-two weeks ended December 30, 2011, and fifty-two weeks ended December 31, 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2013.
MARRIOTT INTERNATIONAL, INC.

By:	/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Carl T. Berquist

DIRECTORS:

/s/ J.W. Marriott, Jr.	/s/ George Muñoz
J.W. Marriott, Jr., Chairman of the Board	George Muñoz, Director

/s/ John W. Marriott III	/s/ Harry J. Pearce
John W. Marriott III, Vice Chairman of the Board	Harry J. Pearce, Director

/s/ Mary K. Bush	/s/ Steven S Reinemund
Mary K. Bush, Director	Steven S Reinemund, Director

/s/ Lawrence W. Kellner	/s/ W. Mitt Romney
Lawrence W. Kellner, Director	W. Mitt Romney, Director

/s/ Debra L. Lee	/s/ Lawrence M. Small
Debra L. Lee, Director	Lawrence M. Small, Director