Form 10-Q
period 2013-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2013-05-02
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,129,596 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 19, 2013.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012
REVENUES
Base management fees	$153	$124
Franchise fees	151	126
Incentive management fees	66	50
Owned, leased, corporate housing, and other revenue	224	217
Cost reimbursements	2,548	2,035
	3,142	2,552
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	188	195
Reimbursed costs	2,548	2,035
General, administrative, and other	180	147
	2,916	2,377
OPERATING INCOME	226	175
Gains and other income	3	2
Interest expense	(31)	(33)
Interest income	3	4
Equity in earnings (losses)	—	(1)
INCOME BEFORE INCOME TAXES	201	147
Provision for income taxes	(65)	(43)
NET INCOME	$136	$104
EARNINGS PER SHARE-Basic
Earnings per share	$0.44	$0.31
EARNINGS PER SHARE-Diluted
Earnings per share	$0.43	$0.30
CASH DIVIDENDS DECLARED PER SHARE	$0.1300	$0.1000
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012
Net income	$136	$104
Other comprehensive income (loss):
Foreign currency translation adjustments	(13)	11
Other derivative instrument adjustments, net of tax	7	(3)
Unrealized gain on available-for-sale securities, net of tax	4	2
Reclassification of losses, net of tax	—	—
Total other comprehensive (loss) income, net of tax	(2)	10
Comprehensive income	$134	$114

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2013	December 28, 2012
ASSETS
Current assets
Cash and equivalents	$221	$88
Accounts and notes receivable	1,080	1,028
Inventory	11	10
Current deferred taxes, net	247	280
Prepaid expenses	56	57
Other	11	12
	1,626	1,475
Property and equipment	1,574	1,539
Intangible assets
Goodwill	874	874
Contract acquisition costs and other	1,119	1,115
	1,993	1,989
Equity and cost method investments	230	216
Notes receivable	170	180
Deferred taxes, net	673	676
Other	257	267
	$6,523	$6,342
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$49	$407
Accounts payable	517	569
Accrued payroll and benefits	698	745
Liability for guest loyalty programs	590	593
Other	504	459
	2,358	2,773
Long-term debt	3,206	2,528
Liability for guest loyalty programs	1,440	1,428
Other long-term liabilities	896	898
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,542	2,585
Retained earnings	3,549	3,509
Treasury stock, at cost	(7,427)	(7,340)
Accumulated other comprehensive loss	(46)	(44)
	(1,377)	(1,285)
	$6,523	$6,342

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012
OPERATING ACTIVITIES
Net income	$136	$104
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	37	29
Income taxes	33	70
Liability for guest loyalty programs	8	14
Asset impairments and write-offs	2	1
Working capital changes and other	(98)	(93)
Net cash provided by operating activities	118	125
INVESTING ACTIVITIES
Capital expenditures	(70)	(197)
Loan advances	(3)	(1)
Loan collections and sales	20	83
Equity and cost method investments	(14)	(2)
Contract acquisition costs	(14)	(10)
Other	(7)	(8)
Net cash used in investing activities	(88)	(135)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	722	(240)
Issuance of long-term debt	—	590
Repayment of long-term debt	(402)	(2)
Issuance of Class A Common Stock	41	30
Dividends paid	(41)	(34)
Purchase of treasury stock	(217)	(136)
Other	—	(10)
Net cash provided by financing activities	103	198
INCREASE IN CASH AND EQUIVALENTS	133	188
CASH AND EQUIVALENTS, beginning of period	88	102
CASH AND EQUIVALENTS, end of period	$221	$290
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “international.” In addition, references throughout to numbered "Footnotes" refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.
These condensed consolidated Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012, (“2012 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2012 Form 10-K.
Preparation of financial statements that conform with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.
Beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and will end on December 31, 2013, and our 2013 quarters will include the three month periods ended March 31, June 30, September 30, and December 31, except that the period ended March 31, 2013 also includes December 29, 2012 through December 31, 2012. Our future fiscal years will begin on January 1 and end on December 31. Historically, our fiscal year was a 52-53 week fiscal year that ended on the Friday nearest to December 31, and our quarterly reporting cycle included twelve week periods for the first, second, and third quarters and a sixteen week period (or in some cases a seventeen week period) for the fourth quarter. We have not restated and do not plan to restate historical results.
As a result of the change in our calendar, our 2013 first quarter, which began on December 29, 2012 and ended on March 31, 2013 (our "2013 first quarter"), had 93 days of activity, 9 more days than our 2012 first quarter, which began on December 31, 2011, ended on March 23, 2012 (our "2012 first quarter"), and had 84 days of activity. While our 2013 full fiscal year will have only 4 more days (368 days in 2013 versus 364 days in 2012), our 2013 second quarter will have 7 additional days, our 2013 third quarter will have 8 additional days, and our 2013 fourth quarter will have 20 fewer days than the corresponding periods in 2012.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2013, and December 28, 2012, the results of our operations for the 93 days ended March 31, 2013, and 84 days ended March 23, 2012, and cash flows for the 93 days ended March 31, 2013, and 84 days ended March 23, 2012. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

2.	New Accounting Standards
Accounting Standards Update No. 2013-02 - “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”)
ASU No. 2013-02, which we adopted in our 2013 first quarter, amends existing guidance by requiring disclosure of the changes in the components of accumulated other comprehensive income for the current period and additional information about items reclassified out of accumulated other comprehensive income. Our adoption of this update required additional disclosures but did not have a material impact on our Financial Statements. Please see Footnote No. 10, "Comprehensive Income and Capital Structure" for those additional disclosures.

3.	Income Taxes
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service ("IRS") has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participated in the IRS Compliance Assurance Program ("CAP"), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return, for the 2010, 2011, and 2012 tax years, and are also participating in the program for 2013. For the 2010 and 2011 tax years all but one issue, which we are appealing, has been resolved, including all matters that could affect the Company's cash tax benefits related to our spin-off in 2011 of our timeshare operations and timeshare development business. The audit for the 2012 tax year is currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
For the 2013 first quarter, we decreased our unrecognized tax benefits by $1 million from $29 million at year-end 2012 chiefly due to new information related to a federal issue and expiring statutes of limitation in several foreign jurisdictions. The unrecognized tax benefits balance of $28 million at the end of the 2013 first quarter included $13 million of tax positions that, if recognized, would impact our effective tax rate.
As a large taxpayer, the IRS and other taxing authorities continually audit us. We anticipate resolving an international issue related to financing activity during the next 12 months for which we have an unrecognized tax benefit of $5 million. Although the resolution of this issue could have a significant impact on our unrecognized tax balance, we do not anticipate that it will have a material impact on our Financial Statements.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "Act") was signed into law. Some of the provisions contained in the Act were retroactive, and we recognized a $3 million benefit related to the Act in the 2013 first quarter.

4.	Share-Based Compensation
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
We recorded share-based compensation expense for award grants of $22 million for the 2013 first quarter and $19 million for the 2012 first quarter. Deferred compensation costs related to unvested awards totaled $200 million at March 31, 2013 and $122 million at December 28, 2012.
RSUs
We granted 2.5 million RSUs during the 2013 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million service and performance RSUs ("S&P RSUs") during the 2013 first quarter to certain named executive officers. In addition to generally being subject to pro-rata annual vesting conditioned on continued service consistent with the standard form of RSU, these S&P RSUs are also subject to the satisfaction of a performance condition, expressed as an EBITDA goal. RSUs, including S&P RSUs, granted in the 2013 first quarter had a weighted average grant-date fair value of $37.
SARs and Stock Options
We granted 0.7 million SARs and 0.1 million stock options to officers and key employees during the 2013 first quarter. These SARs and options generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2013 first quarter was $13 and the weighted average exercise price was $39. The weighted average grant-date fair value of stock options granted in the 2013 first quarter was $13 and the weighted average exercise price was $39.
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
We used the following assumptions to determine the fair value of the SARs and stock options we granted to employees during the 2013 first quarter:

Expected volatility	31%
Dividend yield	1.17%
Risk-free rate	1.8%
Expected term (in years)	8

In making these assumptions, we base expected volatility on the historical movement of Marriott's stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future payout. The weighted average expected terms for SARs and options are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs and options are expected to remain unexercised. We calculate the expected terms for SARs and options for separate groups of retirement eligible and non-retirement eligible employees. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs and options before expiration at a certain multiple of stock price to exercise price.
Other Information
As of the end of the 2013 first quarter, we had reserved 36 million shares under the Stock Plan, including 14 million shares under the Stock Option Program and the SAR Program.

5.	Fair Value of Financial Instruments
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At March 31, 2013		At December 28, 2012
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$170	$171	$180	$172
Marketable securities	57	57	56	56

Total long-term financial assets	$227	$228	$236	$228
Senior Notes	$(1,835)	$(1,999)	$(1,833)	$(2,008)
Commercial paper	(1,238)	(1,238)	(501)	(501)
Other long-term debt	(128)	(138)	(130)	(139)
Other long-term liabilities	(61)	(61)	(69)	(69)

Total long-term financial liabilities	$(3,262)	$(3,436)	$(2,533)	$(2,717)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We are required to carry our marketable securities at fair value. We value these securities using directly observable Level 1 inputs. The carrying value of our marketable securities at the end of our 2013 first quarter was $57 million, which included debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs as well as shares of a publicly traded company.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 9, "Long-term Debt," even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2013 first quarter and year-end 2012, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantee costs. As noted in Footnote No. 11, "Contingencies," we measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2013 first quarter and year-end 2012, we determined that the carrying values of our guarantee costs approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2012 Form 10-K for more information on the input levels we use in determining fair value.

6.	Earnings Per Share
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$136	$104
Weighted average shares outstanding	311.8	333.7
Basic earnings per share	$0.44	$0.31
Computation of Diluted Earnings Per Share
Net income	$136	$104
Weighted average shares outstanding	311.8	333.7
Effect of dilutive securities
Employee stock option and SARs plans	4.3	6.8
Deferred stock incentive plans	0.8	0.9
Restricted stock units	3.1	3.2
Shares for diluted earnings per share	320.0	344.6
Diluted earnings per share	$0.43	$0.30
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
Pursuant to the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the 2013 first quarter, 0.4 million options and SARs; and

(b)	for the 2012 first quarter, 1.0 million options and SARs.

7.	Property and Equipment
The following table shows the composition of our property and equipment balances at the end of the 2013 first quarter and year-end 2012:

	At Period End
($ in millions)	March 31, 2013	December 28, 2012
Land	$587	$590
Buildings and leasehold improvements	696	703
Furniture and equipment	861	854
Construction in progress	428	383
	2,572	2,530
Accumulated depreciation	(998)	(991)
	$1,574	$1,539

The following table shows the composition of these property and equipment balances that we recorded as capital leases:

	At Period End
($ in millions)	March 31, 2013	December 28, 2012
Land	$29	$30
Buildings and leasehold improvements	141	143
Furniture and equipment	38	38
Construction in progress	5	4
	213	215
Accumulated depreciation	(84)	(82)
	$129	$133

8.	Notes Receivable
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2013 first quarter and year-end 2012:

	At Period End
($ in millions)	March 31, 2013	December 28, 2012
Senior, mezzanine, and other loans	$223	$242
Less current portion	(53)	(62)
	$170	$180

The following table shows the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2013 first quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2013	$44
2014	52
2015	66
2016	1
2017	—
Thereafter	60
Balance at March 31, 2013	$223
Weighted average interest rate at March 31, 2013	5.0%
Range of stated interest rates at March 31, 2013	0 to 12.7%

The following table shows the unamortized discounts for our notes receivable at the end of the 2013 first quarter and year-end 2012:

Notes Receivable Unamortized Discounts ($ in millions)	Total
Balance at year-end 2012	$11
Balance at March 31, 2013	$12

At the end of the 2013 first quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $96 million, and we had an $81 million notes receivable reserve representing an allowance for credit losses, leaving $15 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2012, our recorded investment in impaired “Senior, mezzanine, and other loans” was $93 million, and we had a $79 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $94 million for both the 2013 first quarter and 2012 first quarter.
The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the 2013 first quarter:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2012	$79
Transfers and other	2
Balance at March 31, 2013	$81
Past due senior, mezzanine, and other loans totaled $7 million at the end of the 2013 first quarter.

9.	Long-term Debt
We provide detail on our long-term debt balances in the following table as of the end of the 2013 first quarter and year-end 2012:

	At Period End
($ in millions)	March 31, 2013	December 28, 2012
Senior Notes:
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.58%)(1)	$310	$309
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.35%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.51%)(1)	292	292
Series J, matured February 15, 2013	—	400
Series K, interest rate of 3.000%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.17%)(1)	595	594
Series L, interest rate of 3.250%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.32%)(1)	349	349
Commercial paper, average interest rate of 0.3781% at March 31, 2013	1,238	501
$1,750 Credit Facility	—	15
Other	182	186
	3,255	2,935
Less current portion	(49)	(407)
	$3,206	$2,528

(1)	Face amount and effective interest rate are as of March 31, 2013.

All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.

In the 2013 first quarter, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Notes.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $1,750 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, and letters of credit. The Credit Facility expires on June 23, 2016. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate also based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.
We show future principal payments for our debt as of the end of the 2013 first quarter in the following table :

Debt Principal Payments ($ in millions)	Amount
2013	$48
2014	7
2015	317
2016	1,535
2017	300
Thereafter	1,048
Balance at March 31, 2013	$3,255
We paid cash for interest, net of amounts capitalized, of $21 million in the 2013 first quarter and $10 million in the 2012 first quarter.

10.	Comprehensive Income and Capital Structure
The following table details the changes in common shares outstanding and shareholders’ deficit for the 2013 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.9	Balance at year-end 2012	$(1,285)	$5	$2,585	$3,509	$(7,340)	$(44)
—	Net income	136	—	—	136	—	—
—	Other comprehensive loss	(2)	—	—	—	—	(2)
—	Cash dividends ($0.1300 per share)	(41)	—	—	(41)	—	—
3.8	Employee stock plan issuance	27	—	(43)	(55)	125	—
(5.4)	Purchase of treasury stock	(212)	—	—	—	(212)	—
309.3	Balance at March 31, 2013	$(1,377)	$5	$2,542	$3,549	$(7,427)	$(46)

The following table details the accumulated other comprehensive income (loss) activity for the 2013 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance at year-end 2012	$(32)	$(19)	$7	$(44)
Other comprehensive income (loss) before reclassifications (1)	(13)	7	4	(2)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net other comprehensive income (loss)	(13)	7	4	(2)
Balance at March 31, 2013	$(45)	$(12)	$11	$(46)

(1)
We present the portions of other comprehensive income (loss) before reclassifications that relate to other derivative instrument adjustments net of $1 million of deferred taxes and the portions that relate to unrealized gains on available-for-sale securities net of $3 million of deferred taxes.

11.	Contingencies
Guarantees
We issue guarantees to certain lenders and hotel owners, chiefly to obtain long-term management contracts. The guarantees generally have a stated maximum funding amount and a term of four to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at the end of the term. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels that we or our joint venture partners are building.
We measure and record our liability for the fair value of a guarantee on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. We generally base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use internal analyses based primarily on market comparable data and our assumptions about market capitalization rates, credit spreads, growth rates, and inflation. We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at March 31, 2013 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$88	$7
Operating profit	106	51
Other	15	2
Total guarantees where we are the primary obligor	$209	$60

We included our liability at March 31, 2013 for guarantees for which we are the primary obligor in our Balance Sheet as follows: $5 million in the “Other current liabilities” and $55 million in the “Other long-term liabilities.”
Our guarantees listed in the preceding table include $34 million of debt service guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The preceding table does not include the following guarantees:

•
$114 million of guarantees for Senior Living Services lease obligations of $84 million (expiring in 2018) and lifecare bonds of $30 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $5 million of the lifecare bonds; Health Care Property Investors, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $24 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at March 31, 2013. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc., and Sunrise's management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O'Keefe & Co., Coastwood Senior Housing Partners LLC, and Health Care REIT. In conjunction with this acquisition, Sunrise funded an additional $2 million cash collateral and certified that the $85 million letter of credit remains in full force and effect.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $37 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $5 million (€4 million) of which remained at March 31, 2013. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation ("MVW") payment obligations, for which we currently have a total exposure of $27 million, relate to a project completion guarantee, various letters of credit, and several guarantees. MVW has indemnified us for these obligations. Most of the obligations expire in 2013 and 2014, except for one guarantee in the amount of $16 million (20 million Singapore Dollars) that expires in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at March 31, 2013.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood. Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2013 first quarter for this guarantee is $11 million in future rent payments if the lease is terminated through 2013 and will be reduced to $6 million if the lease is terminated from 2014 through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at March 31, 2013.
In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, as of March 31, 2013, we had the following commitments outstanding:

•
A commitment to invest up to $12 million of equity for a noncontrolling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $10 million of this commitment as follows: $3 million in 2013, $6 million in 2014, and $1 million in 2015. We do not expect to fund the remaining $2 million of this commitment.

•
A commitment to invest up to $23 million of equity for noncontrolling interests in partnerships that plan to purchase or develop limited-service properties in Asia. We expect to fund $20 million of this commitment as follows: $7 million in 2013, $10 million in 2014, and $3 million in 2015. We do not expect to fund the remaining $3 million of this commitment.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property that we expect to fund in 2013.

•	A commitment to invest $20 million in the renovation of a leased hotel. We expect to fund this commitment by the end of 2015.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 45 percent interest in two joint ventures over the next eight years at a price based on the performance of the ventures. We made a $12 million (€9 million) deposit in conjunction with this contingent obligation in 2011, $8 million (€6 million) in deposits in 2012, and in the 2013 first quarter we acquired an additional five percent noncontrolling interest of each venture, applying $5 million (€4 million) of those deposits. The remaining deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
We have a right and under certain circumstances an obligation during the next two years to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $42 million (€33 million), which we record as part of our capital lease liability.

•
Various commitments for the purchase of information technology hardware, software, and maintenance services in the normal course of business totaling $82 million. We expect to fund these commitments as follows: $70 million in 2013, $7 million in 2014, and $5 million in 2015.

•	Several commitments aggregating $33 million with no expiration date and which we do not expect to fund.
At March 31, 2013, we had $68 million of letters of credit outstanding ($67 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of March 31, 2013, totaled $125 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards, various other purported ERISA violations, and various breaches of contract in connection with the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties completed limited discovery concerning the issues of statute of limitations and class certification. We filed a motion for summary judgment on the issue of statute of limitations in December 2012, and a hearing on both issues is scheduled for June 7, 2013. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to whether a class will be certified and if so as to the size of the class, and the possibility of our prevailing on our statute of limitations defense may significantly limit any claims for damages.
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

12.	Business Segments
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
We evaluate the performance of our segments based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We allocate gains and losses, equity in earnings or losses from our joint ventures, and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. "Other unallocated corporate" includes license fees we receive from our credit card programs and license fees from MVW.
We aggregate the brands presented within our segments considering their similar economic characteristics, types of customers, distribution channels, the regulatory business environments and operations within each segment and our organizational and management reporting structure.

Revenues

($ in millions)	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012
North American Full-Service Segment	$1,662	$1,301
North American Limited-Service Segment	612	532
International Segment	340	271
Luxury Segment	467	399
Total segment revenues	3,081	2,503
Other unallocated corporate	61	49
	$3,142	$2,552
Net Income

($ in millions)	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012
North American Full-Service Segment	$116	$89
North American Limited-Service Segment	105	84
International Segment	35	35
Luxury Segment	33	21
Total segment financial results	289	229
Other unallocated corporate	(60)	(53)
Interest expense and interest income	(28)	(29)
Income taxes	(65)	(43)
	$136	$104
Assets

	At Period End
($ in millions)	March 31, 2013	December 28, 2012
North American Full-Service Segment	$1,560	$1,517
North American Limited-Service Segment	508	492
International Segment	1,077	1,056
Luxury Segment	1,248	1,174
Total segment assets	4,393	4,239
Other unallocated corporate	2,130	2,103
	$6,523	$6,342

13.	Variable Interest Entities
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
In conjunction with the transaction with CTF that we describe more fully in our Annual Report on Form 10-K for 2007 in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities that are 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At March 31, 2013, we managed five hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets, consisting of hotel working capital and furniture, fixtures, and equipment. As part of the 2005 transaction, CTF placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully for three of these properties and partially for the other two properties. The trust account was fully depleted prior to year-end 2011. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have: (1) the power to direct the activities that most significantly impact the entities' economic performance or (2) the obligation to absorb losses of the entities or the right to receive benefits from the entities that could potentially be significant. We are liable for rent payments for three of the five hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $10 million at the end of the 2013 first quarter. In addition, as of the end of the 2013 first quarter we are liable for rent payments of up to an aggregate cap of $5 million for the two other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

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
BUSINESS AND OVERVIEW
Change in Reporting Cycle
As further detailed in Footnote No. 1 "Basis of Presentation," beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and will end on December 31, 2013, and our 2013 first quarter is the period from December 29, 2012 through March 31, 2013 (93 days), while our 2012 first quarter is the period from December 31, 2011 through March 23, 2012 (84 days). As a result, we had nine more days of activity in the 2013 first quarter than we had in the 2012 first quarter, which we estimate resulted in $37 million of additional combined base management fee, franchise fee, and incentive management fee revenues and $23 million of additional operating income. We discuss the estimated impacts in more detail in the following sections beginning with “Revenues,” to the extent significant.
Lodging Business
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 74 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2013 first quarter, we had 3,822 properties (663,163 rooms) in our system, including 37 home and condominium products (4,067 units) for which we manage the related owners’ associations.
We earn base management fees and in some cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less noncontrollable expenses such as insurance, real estate taxes, capital spending reserves, and the like.
We use or license our trademarks for the sale of residential real estate, either in conjunction with hotel development or on a stand-alone basis, under our The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection, and Marriott brand names. Third-party developers typically build and sell residences with little, if any, of our capital at risk. While the worldwide residential market is very large, the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

Under our business model, we typically manage or franchise hotels, rather than own them. At March 31, 2013, we operated 43 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 54 percent under franchise agreements, unconsolidated joint ventures that we have an interest in held management and provided services to franchised hotels for 1 percent, and we owned or leased only 2 percent.
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
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in the system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, and of our associated mobile smartphone applications and mobile website that connect to Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.
Lodging Performance Measures
We believe Revenue per Available Room ("RevPAR"), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR statistics, including occupancy and average daily rate, throughout this report are in constant dollars, unless otherwise noted, and reflect the three calendar months ended March 31, 2013 or March 31, 2012, as applicable. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
Lodging Results
Conditions for our lodging business continued to improve in the first quarter of 2013, and comparable worldwide systemwide average daily rates for the three months ended March 31, 2013 increased 3.8 percent on a constant dollar basis to $144.50, RevPAR increased 4.6 percent to $97.48, and occupancy increased 0.6 percentage points to 67.5 percent, as compared to the same period a year ago. The improvement in the lodging business reflected generally low supply growth, a favorable economic climate in many markets around the world, improved pricing in most markets, and a year-over-year increase in the number of properties in our system. Demand was particularly strong at luxury properties, followed by full-service properties and limited-service properties. However, uncertainty in the United States, particularly associated with government austerity and its impact on the overall economy, had a dampening effect on short-term corporate group customer demand. Government and government-related demand was constrained due to government spending restrictions, including in Washington D.C. and the surrounding areas. For full year 2012, we estimate that government and government-related business made up 5 percent of room nights across our North American system.

Transient demand was strong in most North American markets, as we continued to eliminate discounts, pushed business into higher rated price categories, and raised room prices. Our markets in Florida, New York, California, and Texas experienced particularly strong RevPAR increases. Resort demand was very strong, including at ski resorts, Florida destinations, and resorts in the Caribbean and Mexico. In Europe, many economies continue to struggle, demand remained weak in markets more dependent on regional travel, and new supply constrained RevPAR growth in a few markets. Gateway cities in Europe, particularly London, also experienced less robust demand in the 2013 first quarter than in recent quarters. Demand was strong in the United Arab Emirates and Qatar, but remained weak in Egypt, although improving, and Jordan. Demand in the Asia Pacific region continued to moderate, and RevPAR in Greater China was flat in the 2013 first quarter, compared to the year-ago quarter, reflecting declines in government related travel due to the country's recent change in leadership, moderating economic growth, and new supply in several markets. Thailand and Indonesia had strong demand and RevPAR in the 2013 first quarter.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally increasing room rates as demand increases. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in the first quarter of 2013, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and actively pursue productivity improvements.
The properties in our system serve both transient and group customers. Business transient and leisure transient demand were very strong in the first quarter of 2013. For group business, two-thirds is typically booked before the year of arrival and one-third is booked in the year of arrival. Also, during an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. In the 2013 first quarter, the year-over-year timing of Easter reduced the number of days available for group business. In addition, in-the-quarter for-the-quarter group demand was weaker than in recent quarters, attendance was below meeting planner expectations for some government or government-related group events that took place, and we also saw a decline in new bookings for group stays later in 2013. This weakness in short-term group demand was largely related to weak corporate business customer demand and to a lesser extent government customers. Association group business for company-operated Marriott Hotels and Resorts brand properties was very strong in the 2013 first quarter. While the short-term group demand shortfalls were somewhat mitigated by strong transient demand and occupancy rates in most areas of the United States are at very high levels, property-level food and beverage revenues declined as compared to the year-ago quarter because transient customers typically spend less on food and beverage and because groups were more conservative with their food and beverage expenditures.
Group booking pace for company-operated Marriott Hotels and Resorts brand properties in North America for the remainder of 2013 is up 4 percent as compared to full-year pace up 6 percent one quarter ago for the 2013 full year, reflecting somewhat more cautious short-term corporate group demand. At the same time, our 2014 group booking pace has improved dramatically, now up 5 percent compared to a 4 percent decline a year ago, reflecting strong long-term group demand and correspondingly less availability.
Lodging System Growth and Pipeline
During the first quarter of 2013, we added 5,257 rooms (gross) to our system. Approximately 57 percent of new rooms are located outside the United States and 22 percent of the room additions are conversions from competitor brands. At the end of the 2013 first quarter, we have over 135,000 rooms in our lodging development pipeline. For the 2013 full year, we expect to add approximately 30,000 to 35,000 rooms (gross) to our system. We expect approximately 10,000 rooms to exit the system during the 2013 full year, largely due to financial and quality issues. The figures in this paragraph do not include residential and timeshare units.

CONSOLIDATED RESULTS
The following discussion presents an analysis of the significant items of the results of our operations for the 2013 first quarter (93 days ended March 31, 2013), compared to the 2012 first quarter (84 days ended March 23, 2012).
Revenues
Revenues increased by $590 million (23 percent) to $3,142 million in the 2013 first quarter from $2,552 million in the 2012 first quarter as a result of: higher cost reimbursements revenue ($513 million), higher base management fees ($29 million), higher franchise fees ($25 million), higher incentive management fees ($16 million (comprised of a $12 million increase for North America and a $4 million increase outside of North America)), and higher owned, leased, and other revenue ($7 million). We estimate that the $590 million increase in revenues included $37 million of combined base management fee, franchise fee, and incentive management fee revenues due to the additional nine days of activity in the 2013 first quarter compared to the 2012 first quarter.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $513 million increase in total cost reimbursements revenue, to $2,548 million in the 2013 first quarter from $2,035 million in the 2012 first quarter, reflected the impact of higher property-level demand and growth across the system. Since the end of the 2012 first quarter, our managed rooms increased by 8,582 rooms and our franchised rooms increased by 10,780 rooms, net of hotels exiting the system.
The $29 million increase in total base management fees, to $153 million in the 2013 first quarter from $124 million in the 2012 first quarter, mainly reflected the additional nine days of activity in the 2013 first quarter (approximately $15 million), stronger RevPAR due to increased demand ($5 million), the impact of unit growth across the system ($5 million), which included the Gaylord brand properties we began managing in the 2012 fourth quarter, and a favorable variance from fee reversals in the 2012 first quarter to reflect contract revisions ($3 million). The $25 million increase in total franchise fees, to $151 million in the 2013 first quarter from $126 million in the 2012 first quarter, primarily reflected the additional nine days of activity in the 2013 first quarter (approximately $16 million), stronger RevPAR due to increased demand ($4 million), and the impact of unit growth across the system ($3 million). The $16 million increase in incentive management fees from $50 million in the first quarter of 2012 to $66 million in the first quarter of 2013 largely reflected higher net property-level revenue, particularly for full-service hotels in North America, which resulted in higher property-level income and margins ($10 million) and fees for the additional nine days of activity in the 2013 first quarter (approximately $6 million).
The $7 million increase in owned, leased, corporate housing, and other revenue, to $224 million in the 2013 first quarter, from $217 million in the 2012 first quarter, predominantly reflected $9 million of higher branding fees, $7 million of higher owned and leased revenue due to strong demand and the additional nine days of activity in the 2013 first quarter, $3 million of higher hotel agreement termination fees, and $3 million of higher other revenue, partially offset by $16 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $25 million in the 2013 first quarter and $16 million in the 2012 first quarter.

Operating Income
Operating income increased by $51 million to $226 million in the 2013 first quarter from $175 million in the 2012 first quarter. The $51 million increase in operating income reflected a $29 million increase in base management fees, a $25 million increase in franchise fees, a $16 million increase in incentive management fees, and $14 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $33 million increase in general, administrative and other expenses. Approximately $23 million of the net increase in operating income was due the additional nine days of activity in the 2013 first quarter. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2012 first quarter in the preceding “Revenues” section.
The $14 million (64 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was largely attributable to $9 million of higher branding fees, $3 million of higher hotel agreement termination fees, and $3 million of higher other revenue, partially offset by $3 million of lower owned and leased revenue, net of direct expenses primarily due to weaker results primarily at two International segment leased properties.
General, administrative, and other expenses increased by $33 million (22 percent) to $180 million in the 2013 first quarter from $147 million in the 2012 first quarter. The increase largely reflected approximately $15 million of expenses related to the additional nine days of activity in the 2013 first quarter, $6 million of higher compensation and other overhead expenses (including $2 million associated with a change in estimate for incentive compensation paid in 2013 related to 2012), $4 million of increased other expenses primarily associated with higher costs in international markets and branding and service initiatives to enhance and grow our brands globally, $3 million of increased expenses due to unfavorable foreign exchange rates, $3 million of increased amortization of deferred contract acquisition costs, primarily related to the Gaylord brand and hotel management company acquisition, and an unfavorable variance from a $2 million guarantee accrual reversal in the 2012 first quarter for a Luxury segment property. The $33 million increase in total general, administrative, and other expenses included $18 million that we did not allocate to any of our segments, and $15 million that we allocated as follows: $6 million to our International segment, $5 million to our Luxury segment, $2 million to our North American Full-Service segment, and $2 million to our North American Limited-Service segment.
Interest Expense
Interest expense decreased by $2 million (6 percent) to $31 million in the 2013 first quarter compared to $33 million in the 2012 first quarter. This decrease in interest expense principally reflected $4 million of increased capitalized interest associated with construction projects largely to develop four EDITION hotels.
Income Tax
Our tax provision increased by $22 million (51 percent) to $65 million in the 2013 first quarter compared to $43 million in the 2012 first quarter. The increase over the year-ago quarter, resulted from higher income before income taxes, principally due to increased demand, a higher effective tax rate (32 percent in 2013 and 29 percent in 2012) due to a 2012 tax provision to tax return true-up benefit that did not recur in 2013.
Net Income
Net income increased by $32 million to $136 million in the 2013 first quarter from $104 million in the 2012 first quarter, and diluted earnings per share increased by $0.13 per share (43 percent) to $0.43 per share from $0.30 per share in the 2012 first quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Consolidated Statements of Income, the $32 million increase in net income compared to the year-ago quarter was due to higher base management fees ($29 million), higher franchise fees ($25 million), higher incentive management fees ($16 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($14 million), lower interest expense ($2 million), higher gains and other income ($1 million), and lower equity in losses ($1 million). These increases were partially offset by higher general, administrative, and other expenses ($33 million), higher income taxes ($22 million), and lower interest income ($1 million).

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
EBITDA has limitations and should not be considered in isolation or as a substitute for performance measures calculated under GAAP. This non-GAAP measure excludes certain cash expenses that we are obligated to make. Other companies in our industry may also calculate EBITDA differently than we do or may not calculate it at all, limiting EBITDA's usefulness as a comparative measure.
We show our 2013 first quarter and 2012 first quarter EBITDA calculations and reconcile those measures with Net Income in the following table:

($ in millions)	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012
Net Income	$136	$104
Interest expense	31	33
Tax provision	65	43
Depreciation and amortization	37	29
Less: Depreciation reimbursed by third-party owners	(5)	(4)
Interest expense from unconsolidated joint ventures	1	4
Depreciation and amortization from unconsolidated joint ventures	3	6
EBITDA	$268	$215

BUSINESS SEGMENTS
We are a diversified lodging company with operations in four business segments: North American Full-Service Lodging, North American Limited-Service Lodging, International Lodging, and Luxury Lodging. See Footnote No. 12, “Business Segments,” to our Financial Statements for further information on our segments including how we aggregate our individual brands into each segment and other information about each segment, including revenues and assets, as well as a reconciliation of segment results to net income.
We added 130 properties (28,942 rooms) and 43 properties (9,737 rooms) exited our system since the end of the 2012 first quarter. These figures do not include residential units. During that time we also added 3 residential properties (229 units) and no residential properties exited the system.
See the "CONSOLIDATED RESULTS" caption earlier in this report for additional information.
Total segment financial results increased by $60 million to $289 million in the 2013 first quarter from $229 million in the 2012 first quarter, and total segment revenues increased by $578 million to $3,081 million in the 2013 first quarter, a 23 percent increase from revenues of $2,503 million in the 2012 first quarter.

The quarter-over-quarter increase in segment revenues of $578 million was a result of a $509 million increase in cost reimbursements revenue, a $29 million increase in base management fees, a $24 million increase in franchise fees, and a $16 million increase in incentive management fees. The quarter-over-quarter increase in segment results of $60 million across our lodging business reflected a $29 million increase in base management fees, a $24 million increase in franchise fees, a $16 million increase in incentive management fees, and a $6 million increase in owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by an increase of $15 million in general, administrative, and other expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2013 first quarter, 33 percent of our managed properties paid incentive management fees to us versus 29 percent in the 2012 first quarter. In addition, in the 2013 first quarter, 52 percent of our incentive fees came from properties outside the United States, versus 61 percent in the 2012 first quarter. In North America, 19 percent of managed properties paid incentive management fees to us in the 2013 first quarter, compared to 14 percent in the 2012 first quarter. Further, in North America, 17 North American Full-Service segment properties, 16 North American Limited-Service segment properties, and 3 Luxury segment properties earned a combined $6 million in incentive management fees in the 2013 first quarter, but did not earn any incentive management fees in the year ago quarter.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.

Summary of Properties by Brand
Including residential properties, we added 32 lodging properties (5,257 rooms) during the 2013 first quarter, while 11 properties (2,322 rooms) exited the system, increasing our total properties to 3,822 (663,163 rooms). These figures include 37 home and condominium products (4,067 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels & Resorts throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At March 31, 2013, we operated, franchised, and licensed the following properties by brand:

	Company-Operated		Franchised		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels & Resorts	135	69,936	181	55,129	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	7	2,914	—	—
Renaissance Hotels	35	16,059	41	11,801	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	—	—	26	6,910	—	—
The Ritz-Carlton	38	11,357	—	—	—	—
The Ritz-Carlton-Residential (1)	30	3,598	—	—	—	—
Courtyard	278	43,712	542	71,383	—	—
Fairfield Inn & Suites	3	1,055	676	60,611	—	—
SpringHill Suites	29	4,545	268	30,299	—	—
Residence Inn	128	18,704	479	54,545	—	—
TownePlace Suites	22	2,440	190	18,678	—	—
Timeshare (2)	—	—	50	10,706	—	—
Total U.S. Locations	728	192,154	2,462	323,325	—	—

Non-U.S. Locations
Marriott Hotels & Resorts	139	40,860	33	9,972	—	—
JW Marriott	34	12,544	4	1,016	—	—
Renaissance Hotels	53	17,682	22	6,718	—	—
Autograph Collection	1	308	9	915	5	348
The Ritz-Carlton	43	13,120	—	—	—	—
The Ritz-Carlton-Residential (1)	7	469	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
AC Hotels by Marriott	—	—	—	—	79	8,819
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	26	4,140	—	—	—	—
Courtyard	58	12,447	56	9,797	—	—
Fairfield Inn & Suites	—	—	13	1,568	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	17	2,480	—	—
TownePlace Suites	—	—	2	278	—	—
Timeshare (2)	—	—	15	2,296	—	—
Total Non-U.S. Locations	374	103,093	174	35,424	84	9,167

Total	1,102	295,247	2,636	358,749	84	9,167

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended March 22, 2013.

(3)	Properties operated by or franchised in connection with unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

Total Lodging and Timeshare Products by Segment
At March 31, 2013, we operated, franchised, and licensed the following properties by segment:

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels & Resorts	316	14	330	125,065	5,244	130,309
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	22	1	23	12,649	221	12,870
Renaissance Hotels	76	2	78	27,860	790	28,650
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	26	—	26	6,910	—	6,910
	457	17	474	183,846	6,255	190,101
North American Limited-Service Lodging Segment (1)
Courtyard	820	21	841	115,095	3,734	118,829
Fairfield Inn & Suites	679	11	690	61,666	1,234	62,900
SpringHill Suites	297	2	299	34,844	299	35,143
Residence Inn	607	19	626	73,249	2,808	76,057
TownePlace Suites	212	2	214	21,118	278	21,396
	2,615	55	2,670	305,972	8,353	314,325
International Lodging Segment (1)
Marriott Hotels & Resorts	—	158	158	—	45,588	45,588
JW Marriott	—	37	37	—	13,339	13,339
Renaissance Hotels	—	73	73	—	23,610	23,610
Autograph Collection	—	10	10	—	1,223	1,223
Courtyard	—	93	93	—	18,510	18,510
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	26	26	—	4,140	4,140
	—	403	403	—	107,165	107,165
Luxury Lodging Segment
The Ritz-Carlton	38	43	81	11,357	13,120	24,477
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential (2)	30	7	37	3,598	469	4,067
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	68	58	126	14,955	14,448	29,403
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	348	348
AC Hotels by Marriott	—	79	79	—	8,819	8,819
	—	84	84	—	9,167	9,167

Timeshare (3)	50	15	65	10,706	2,296	13,002

Total	3,190	632	3,822	515,479	147,684	663,163

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended March 22, 2013.

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and our Luxury segment. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.
Reporting periods and currency. The RevPAR statistics, including occupancy and average daily rate, we use throughout this report reflect the three calendar months ended March 31, 2013 or March 31, 2012, as applicable. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Three Months Ended March 31, 2013	Change vs. Three Months Ended March 31, 2012		Three Months Ended March 31, 2013	Change vs. Three Months Ended March 31, 2012
Marriott Hotels & Resorts
Occupancy	70.8%	0.5%	pts.	68.5%	0.8%	pts.
Average Daily Rate	$177.68	4.7%		$164.21	3.7%
RevPAR	$125.81	5.5%		$112.43	4.9%
Renaissance Hotels
Occupancy	72.7%	0.3%	pts.	69.5%	0.8%	pts.
Average Daily Rate	$180.16	6.2%		$159.09	4.6%
RevPAR	$130.91	6.7%		$110.49	5.8%
Autograph Collection
Occupancy	*	*		74.1%	—%	pts.
Average Daily Rate	*	*		$205.05	5.6%
RevPAR	*	*		$151.98	5.6%
Composite North American Full-Service
Occupancy	71.1%	0.5%	pts.	68.8%	0.8%	pts.
Average Daily Rate	$178.03	4.9%		$164.83	3.9%
RevPAR	$126.53	5.7%		$113.40	5.1%
The Ritz-Carlton North America
Occupancy	71.7%	1.3%	pts.	71.7%	1.3%	pts.
Average Daily Rate	$341.79	6.9%		$341.79	6.9%
RevPAR	$245.10	8.9%		$245.10	8.9%
Composite North American Full-Service and Luxury
Occupancy	71.1%	0.6%	pts.	69.0%	0.8%	pts.
Average Daily Rate	$194.87	5.4%		$175.53	4.3%
RevPAR	$138.63	6.2%		$121.06	5.5%
Residence Inn
Occupancy	72.3%	1.2%	pts.	73.3%	0.1%	pts.
Average Daily Rate	$126.59	4.0%		$122.53	4.1%
RevPAR	$91.58	5.7%		$89.77	4.3%
Courtyard
Occupancy	63.3%	(0.9)%	pts.	65.5%	(0.1)%	pts.
Average Daily Rate	$121.41	4.9%		$121.42	4.0%
RevPAR	$76.82	3.5%		$79.47	3.9%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	62.3%	0.3%	pts.
Average Daily Rate	nm	nm		$95.22	3.8%
RevPAR	nm	nm		$59.29	4.3%
TownePlace Suites
Occupancy	62.9%	(3.4)%	pts.	67.1%	(1.3)%	pts.
Average Daily Rate	$89.63	8.1%		$91.89	3.3%
RevPAR	$56.38	2.5%		$61.62	1.4%
SpringHill Suites
Occupancy	67.8%	4.0%	pts.	67.9%	0.9%	pts.
Average Daily Rate	$111.37	3.7%		$106.04	3.7%
RevPAR	$75.55	10.1%		$71.97	5.0%
Composite North American Limited- Service
Occupancy	66.3%	—%	pts.	67.1%	0.1%	pts.
Average Daily Rate	$121.02	4.7%		$113.07	4.0%
RevPAR	$80.18	4.8%		$75.84	4.1%
Composite North American - All
Occupancy	69.1%	0.4%	pts.	67.8%	0.3%	pts.
Average Daily Rate	$165.36	5.3%		$136.34	4.2%
RevPAR	$114.27	5.8%		$92.39	4.8%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended March 31, 2013	Change vs. Three Months Ended March 31, 2012		Three Months Ended March 31, 2013	Change vs. Three Months Ended March 31, 2012
Caribbean and Latin America
Occupancy	78.0%	(0.1)%	pts.	73.6%	1.3%	pts.
Average Daily Rate	$230.21	5.8%		$200.97	4.2%
RevPAR	$179.53	5.7%		$147.97	6.1%
Europe
Occupancy	62.8%	0.1%	pts.	61.2%	0.6%	pts.
Average Daily Rate	$162.45	(2.9)%		$158.55	(2.7)%
RevPAR	$102.00	(2.7)%		$97.04	(1.8)%
Middle East and Africa
Occupancy	59.1%	4.1%	pts.	59.7%	4.1%	pts.
Average Daily Rate	$154.00	3.1%		$150.06	3.5%
RevPAR	$91.05	10.7%		$89.53	11.2%
Asia Pacific
Occupancy	70.1%	1.5%	pts.	70.3%	1.7%	pts.
Average Daily Rate	$147.61	1.0%		$149.88	0.9%
RevPAR	$103.51	3.1%		$105.43	3.3%
Regional Composite (1)
Occupancy	66.9%	1.0%	pts.	66.0%	1.4%	pts.
Average Daily Rate	$164.95	0.4%		$162.16	0.3%
RevPAR	$110.39	2.0%		$107.05	2.5%
International Luxury (2)
Occupancy	65.4%	4.0%	pts.	65.4%	4.0%	pts.
Average Daily Rate	$390.45	4.0%		$390.45	4.0%
RevPAR	$255.45	10.7%		$255.45	10.7%
Total International (3)
Occupancy	66.7%	1.4%	pts.	66.0%	1.7%	pts.
Average Daily Rate	$193.67	1.9%		$185.99	1.5%
RevPAR	$129.23	4.1%		$122.66	4.1%

(1)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels & Resorts, Renaissance Hotels, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Autograph Collection and Fairfield Inn & Suites brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside the United States and Canada, as well as Bulgari Hotels & Resorts and EDITION properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended March 31, 2013	Change vs. Three Months Ended March 31, 2012		Three Months Ended March 31, 2013	Change vs. Three Months Ended March 31, 2012
Composite Luxury (1)
Occupancy	68.6%	2.6%	pts.	68.6%	2.6%	pts.
Average Daily Rate	$364.98	5.6%		$364.98	5.6%
RevPAR	$250.27	9.8%		$250.27	9.8%
Total Worldwide (2)
Occupancy	68.4%	0.7%	pts.	67.5%	0.6%	pts.
Average Daily Rate	$174.03	4.1%		$144.50	3.8%
RevPAR	$118.96	5.2%		$97.48	4.6%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION brands.

(2)
Company-operated statistics include properties worldwide for Marriott Hotels & Resorts, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

North American Full-Service Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Gaylord Hotels, and Autograph Collection.

($ in millions)	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012	Change 2013/2012
Segment revenues	$1,662	$1,301	28%
Segment results	$116	$89	30%
Since the 2012 first quarter, across our North American Full-Service Lodging segment we added 17 properties (11,137 rooms) and 10 properties (4,191 rooms) left the system.
For the three months ended March 31, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 5.1 percent to $113.40, occupancy for these properties increased by 0.8 percentage points to 68.8 percent, and average daily rates increased by 3.9 percent to $164.83.
The $27 million increase in segment results, compared to the 2012 first quarter, was driven by $21 million of higher base management and franchise fees and $9 million of higher incentive management fees, partially offset by $2 million of lower owned, leased, and other revenue net of direct expenses and $2 million of higher general, administrative, and other expenses. Higher base management and franchise fees stemmed from both higher RevPAR due to increased demand and unit growth, including the Gaylord brand properties we began managing in the 2012 fourth quarter, and also reflected fees for the additional nine days of activity in the 2013 first quarter. The $9 million increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins, and also reflected fees for the additional nine days of activity in the 2013 first quarter.
Cost reimbursements revenue and expenses for our North American Full-Service Lodging segment properties totaled $1,484 million in the 2013 first quarter, compared to $1,158 million in the 2012 first quarter.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and included Marriott ExecuStay until we sold that business in the 2012 second quarter.

($ in millions)	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012	Change 2013/2012
Segment revenues	$612	$532	15%
Segment results	$105	$84	25%
Since the 2012 first quarter, across our North American Limited-Service Lodging segment we added 72 properties (8,335 rooms) and 19 properties (2,577 rooms) left the system. The majority of the properties that left the system were Courtyard properties.
For the three months ended March 31, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 4.1 percent to $75.84, occupancy for these properties increased by 0.1 percentage points to 67.1 percent, and average daily rates increased by 4.0 percent to $113.07.
The $21 million increase in segment results, compared to the 2012 first quarter, primarily reflected $21 million of higher base management and franchise fees and $2 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by $2 million of lower gains and other income. Higher base management and franchise fees were driven by higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and the additional nine days of activity in the 2013 first quarter.

Cost reimbursements revenue and expenses for our North American Limited-Service Lodging segment properties totaled $465 million in the 2013 first quarter, compared to $394 million in the 2012 first quarter.

International Lodging includes Marriott Hotels & Resorts, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012	Change 2013/2012
Segment revenues	$340	$271	25%
Segment results	$35	$35	—%
Since the 2012 first quarter, across our International Lodging segment we added 35 properties (8,158 rooms) and 14 properties (2,969 rooms) left the system.
For the three months ended March 31, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide international properties increased by 2.5 percent to $107.05, occupancy for these properties increased by 1.4 percentage points to 66.0 percent, and average daily rates increased by 0.3 percent to $162.16. Comparable company-operated RevPAR improved significantly in Thailand and Indonesia, and the United Arab Emirates, while Europe experienced continued softness. Demand remained particularly weak in Egypt, although improving, Jordan, and markets in Europe more dependent on regional travel. Gateway cities in Europe, particularly London, also experienced less robust demand in the 2013 first quarter than in recent quarters. Demand in our Asia Pacific region continued to moderate, and RevPAR in Greater China was flat in the 2013 first quarter, compared to the year-ago quarter, reflecting declines in government related travel due to the country's recent change in leadership, moderating economic growth, and new supply in several markets.
Segment results remained unchanged in the 2013 first quarter, compared to the 2012 first quarter, predominantly reflecting $4 million of higher base management and franchise fees and $2 million higher incentive management fees, offset by $6 million of higher general, administrative, and other expenses. The increase in base management and franchise fees largely reflected the additional nine days of activity in the 2013 first quarter, new unit growth, and higher RevPAR. The $6 million increase in general, administrative, and other expenses primarily reflected increased expenses for functions moved from corporate headquarters to the continent offices and initiatives to enhance and grow our brands globally, as well as the additional nine days of activity in the 2013 first quarter.
Cost reimbursements revenue and expenses for our International Lodging segment properties totaled $200 million in the 2013 first quarter, compared to $137 million in the 2012 first quarter.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	93 Days Ended March 31, 2013	84 Days Ended March 23, 2012	Change 2013/2012
Segment revenues	$467	$399	17%
Segment results	$33	$21	57%
Since the 2012 first quarter, across our Luxury Lodging segment we added 5 properties (1,216 rooms) and no properties left the system. Since the 2012 first quarter, we also added 3 residential products (229 units) and no residential products left the system.
For the three months ended March 31, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide luxury properties increased by 9.8 percent to $250.27, occupancy increased by 2.6 percentage points to 68.6 percent, and average daily rates increased by 5.6 percent to $364.98.

The $12 million increase in segment results, compared to the 2012 first quarter, reflected $7 million of higher base management fees, $6 million of higher owned, leased, and other revenue net of direct expenses, and a $4 million increase in incentive management fees, partially offset by a $5 million increase in general, administrative, and other expenses. Higher base management fees stemmed from a favorable variance from $3 million of fee reversals in the 2012 first quarter for two properties with contract revisions, increased RevPAR due to increased demand, and unit growth, as well as the additional nine days of activity in the 2013 first quarter. Higher owned, leased, and other revenue net of direct expenses largely reflected higher branding fees. The increase in incentive management fees was primarily driven by higher property-level revenue which resulted in higher property-level income and margins, and also reflected fees for the extra nine days of activity in the 2013 first quarter. The increase in general, administrative, and other expenses reflected an unfavorable variance from a $2 million guarantee accrual reversal in the 2012 first quarter, expenses for the additional nine days of activity in the 2013 first quarter, as well as other miscellaneous cost increases.
Cost reimbursements revenue and expenses for our Luxury Lodging segment properties totaled $376 million in the 2013 first quarter, compared to $327 million in the 2012 first quarter.

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
During the 2013 first quarter, we granted 2.5 million RSUs, 0.2 million service and performance RSUs, 0.7 million Employee SARs, and 0.1 million stock options. See Footnote No. 4, “Share-Based Compensation,” to our Financial Statements for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2, “New Accounting Standards,” to our Financial Statements for information related to our adoption of new accounting standards in the 2013 first quarter.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
Our Credit Facility provides for $1,750 million of aggregate effective borrowings. The facility supports general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. The term of the facility expires on June 23, 2016.
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
We believe the Credit Facility and our access to capital markets, together with cash we expect to generate from operations, remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.
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
At March 31, 2013, our available borrowing capacity amounted to $732 million and reflected borrowing capacity of $511 million under our Credit Facility and our cash balance of $221 million. We calculated that borrowing capacity by taking $1,750 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,238 million of outstanding commercial paper and $1 million of outstanding letters of credit under our Credit Facility.
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
Cash and cash equivalents totaled $221 million at March 31, 2013, an increase of $133 million from year-end 2012, reflecting cash inflows associated with the following: increased borrowings related to the issuance of commercial paper ($722 million), operating cash inflows ($118 million), common stock issuances ($41 million), and loan collections and sales, net of loan advances ($17 million). The following cash outflows partially offset these cash inflows: long-term debt repayments ($402 million) primarily related to the maturity of Series J Senior Notes, purchase of treasury stock ($217 million), capital expenditures ($70 million), dividend payments ($41 million), contract acquisition costs ($14 million), equity and cost method investments ($14 million), and net other investing cash outflows ($7 million).
Our ratio of current assets to current liabilities was roughly 0.7 to 1.0 at the end of the 2013 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $70 million in the 2013 first quarter and $197 million in the 2012 first quarter that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the 2013 first quarter decreased by $127 million compared to the prior year quarter, primarily due to the 2012 first quarter acquisition of land and a building we plan to develop into a hotel. We expect investment spending for the 2013 full year will total approximately $600 million to $800 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2013 first quarter.
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
From time to time we make loans to owners of hotels that we operate or franchise. Loan collections and sales, net of loan advances, amounted to $17 million in the 2013 first quarter and $82 million in the 2012 first quarter. In the 2013 first quarter, our notes receivable balance for senior, mezzanine, and other loans decreased by $19 million, primarily reflecting collections on two MVW notes receivable issued to us in conjunction with the 2011 Timeshare spin-off.
Spin-off Cash Tax Benefits
As noted in Footnote No. 3, “Income Taxes,” all tax matters that could affect the Company's cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in the 2013 first quarter, and we expect that the spin-off will result in our realization through 2014 of approximately $480 million of cash tax benefits relating to the value of the timeshare business. We realized $228 million of those benefits through year-end 2012 and expect to realize approximately $143 million of further cash tax benefits in the second half of 2013. We did not realize any cash tax benefits in the 2013 first quarter.
Contractual Obligations
As of the end of the 2013 first quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Form 10-K, other than those resulting from changes in the amount of outstanding debt, including the maturity of Series J Notes discussed below.
At the end of the 2013 first quarter, debt increased by $320 million to $3,255 million, compared to $2,935 million at year-end 2012, and reflected a $737 million increase in commercial paper borrowings, partially offset by the $400 million (book value) retirement, at maturity, of our Series J Senior Notes, $15 million in decreased borrowings under our Credit Facility, and decreases of $2 million in other debt (which includes capital leases). At the end of the 2013 first quarter, future debt payments plus interest (not including capital leases) totaled $3,691 million and are due as follows: $81 million in 2013; $98 million in 2014; $410 million in 2015; $1,600 million in 2016; $346 million in 2017; and $1,156 million thereafter.
During our 2013 first quarter, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Senior Notes. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2013 first quarter, our long-term debt had an average interest rate of 3.1 percent and an average maturity of approximately 4.8 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2013 first quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Form 10-K, other than those resulting from: (1) changes in the amount of guarantees where we are the primary obligor; and (2) changes in the amount of guarantees where we are secondarily liable.
At the end of the 2013 first quarter, guarantees where we are the primary obligor decreased by $15 million to $209 million, compared to $224 million at year-end 2012, and reflected an $18 million increase in operating profit guarantees, partially offset by a $3 million decrease in other guarantees. At the end of the 2013 first quarter, future guarantee commitment expirations are as follows: $4 million in 2013; $35 million in 2014; $20 million in 2015; $25 million in 2016; $38 million in 2017; and $87 million thereafter.
As of the end of the 2013 first quarter, guarantees where we are secondarily liable decreased by $49 million to $190 million, compared to $239 million at year-end 2012, and primarily reflected a $40 million decrease for an operating profit guarantee, which terminated upon restructuring of the underlying debt. At the end of the 2013 first quarter, future guarantee commitment expirations are as follows: $26 million in 2013; $38 million in 2014; $31 million in 2015; $22 million in 2016; $20 million in 2017; and $53 million thereafter. See the "Guarantees" caption in Footnote No. 11, "Contingencies" for additional information on our guarantees.
Share Repurchases
We purchased 5.4 million shares of our common stock during the 2013 first quarter, at an average price of $39.65 per share. See Part II, Item 2 of this Form 10-Q for more information on our share repurchases. As of March 31, 2013, 28.9 million  shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
On February 15, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per share, which we paid on March 29, 2013 to shareholders of record on March 1, 2013.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2012 Form 10-K. Since the date of our 2012 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 28, 2012.

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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the first quarter of 2013, we began the phased implementation of an enterprise-wide financial systems project to upgrade our general ledger and reporting tools. In conjunction with that effort, we converted to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. We are performing the implementation in the ordinary course of business to increase efficiency and align our processes on a global basis, and we expect to continue the implementation over the next several quarters.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
Please see the information under "Legal Proceedings" in Footnote No. 11, "Contingencies" to our Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in Europe and other parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and our business may suffer as automatic U.S. federal spending cuts that began in March 2013 reduce the amount of travel by U.S. government employees and contractors and result in potential limitations on other aspects of travel. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate or franchise hotels and resorts in 74 countries, and our operations outside the United States represented approximately 15 percent of our revenues in the 2013 first quarter. We expect that the international share of our total revenues will continue to increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
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
Development and Financing Risks
While we are predominantly a manager and franchisor of hotel properties, our hotel owners depend on capital to buy, develop, and improve hotels, and our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both the Company and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners depends in large measure on capital markets and liquidity factors, over which we can exert little control. The difficulty of obtaining financing on attractive terms can, at times, be constrained by the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity.
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

Other Risks
Changes in laws and regulations could reduce our profits or increase our costs. Our businesses are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for financial reporting, taxes, health care, and the environment. Changes to these laws, regulations, and policies, including those associated with healthcare reform or financial reform, could reduce our profits. Further, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations, and policies, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations, or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
The 2011 spin-off of our former Timeshare business could result in significant tax liability to us and our shareholders. As discussed in more detail in Footnote No. 16, "Spin-off" to our Financial Statements in our 2012 Form 10-K, in 2011 we completed the spin-off of our timeshare operations and timeshare development business. Although we received a private letter ruling from the Internal Revenue Service ("IRS") and an opinion from our tax counsel confirming that the distribution of MVW common stock will not result in the recognition, for U.S. federal income tax purposes, of income, gain or loss to us or our shareholders (except to the extent of cash received in lieu of fractional shares of MVW common stock), the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Moreover, certain future events that may or may not be within our control, including certain extraordinary purchases of our stock or MVW's stock, could cause the distribution not to qualify as tax-free. Accordingly, the IRS could determine that the distribution of the MVW common stock was a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock was determined to be taxable for U.S. federal income tax purposes, we and our shareholders who received shares of MVW common stock in the spin-off could incur significant tax liabilities. Under the tax sharing and indemnification agreement that we entered into with MVW, we are entitled to indemnification from MVW for certain taxes and related losses resulting from the failure of the distribution of MVW common stock to qualify as tax-free as a result of (1) any breach by MVW or its subsidiaries of the covenants on the preservation of the tax-free status of the distribution, (2) certain acquisitions of equity securities or assets of MVW or its subsidiaries, and (3) any breach by MVW or its subsidiaries of certain representations in the documents submitted to the IRS and the separation documents relating to the spin-off. If, however, the distribution failed to qualify as a tax-free transaction for reasons other than those specified in the indemnification provisions of the tax sharing and indemnification agreement, liability for any resulting taxes for the distribution would be apportioned between us and MVW based on our relative fair market values.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
December 29, 2012 - January 31, 2013	—	$—	—	9.3
February 1, 2013 - February 28, 2013	0.9	$39.04	0.9	33.4
March 1, 2013 - March 31, 2013	4.5	$39.77	4.5	28.9

(1)
On February 15, 2013, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. Prior to that authorization, we had announced on February 10, 2012, that our Board of Directors had increased, by 35 million shares, the authorization to repurchase our common stock. As of March 31, 2013, 28.9 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

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
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the 93 days ended March 31, 2013, and 84 days ended March 23, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income for the 93 days ended March 31, 2013, and 84 days ended March 23, 2012; (iii) the Condensed Consolidated Balance Sheets at March 31, 2013, and December 28, 2012; and (iv) the Condensed Consolidated Statements of Cash Flows for the 93 days ended March 31, 2013, and 84 days ended March 23, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
2nd day of May, 2013

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer