Form 10-Q
period 2013-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2013-08-01
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 303,181,480 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 19, 2013.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
REVENUES
Base management fees	$166	$141	$319	$265
Franchise fees	177	145	328	271
Incentive management fees	64	56	130	106
Owned, leased, corporate housing, and other revenue	246	264	470	481
Cost reimbursements	2,610	2,170	5,158	4,205
	3,263	2,776	6,405	5,328
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	195	203	383	398
Reimbursed costs	2,610	2,170	5,158	4,205
General, administrative, and other	179	160	359	307
	2,984	2,533	5,900	4,910
OPERATING INCOME	279	243	505	418
Gains and other income	10	5	13	7
Interest expense	(29)	(34)	(60)	(67)
Interest income	5	3	8	7
Equity in losses	(2)	(8)	(2)	(9)
INCOME BEFORE INCOME TAXES	263	209	464	356
Provision for income taxes	(84)	(66)	(149)	(109)
NET INCOME	$179	$143	$315	$247
EARNINGS PER SHARE-Basic
Earnings per share	$0.58	$0.44	$1.02	$0.75
EARNINGS PER SHARE-Diluted
Earnings per share	$0.57	$0.42	$0.99	$0.72
CASH DIVIDENDS DECLARED PER SHARE	$0.1700	$0.1300	$0.3000	$0.2300
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
Net income	$179	$143	$315	$247
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(17)	(13)	(6)
Other derivative instrument adjustments, net of tax	(1)	4	6	1
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(3)	4	(1)
Reclassification of (gains) losses, net of tax	(7)	1	(7)	1
Total other comprehensive loss, net of tax	(8)	(15)	(10)	(5)
Comprehensive income	$171	$128	$305	$242

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2013	December 28, 2012
ASSETS
Current assets
Cash and equivalents	$108	$88
Accounts and notes receivable	1,006	1,028
Current deferred taxes, net	206	280
Prepaid expenses	60	57
Other	24	22
	1,404	1,475
Property and equipment	1,634	1,539
Intangible assets
Goodwill	874	874
Contract acquisition costs and other	1,117	1,115
	1,991	1,989
Equity and cost method investments	228	216
Notes receivable	152	180
Deferred taxes, net	665	676
Other	303	267
	$6,377	$6,342
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$50	$407
Accounts payable	554	569
Accrued payroll and benefits	770	745
Liability for guest loyalty programs	586	593
Other	507	459
	2,467	2,773
Long-term debt	3,037	2,528
Liability for guest loyalty programs	1,459	1,428
Other long-term liabilities	907	898
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,578	2,585
Retained earnings	3,662	3,509
Treasury stock, at cost	(7,684)	(7,340)
Accumulated other comprehensive loss	(54)	(44)
	(1,493)	(1,285)
	$6,377	$6,342

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
OPERATING ACTIVITIES
Net income	$315	$247
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	74	67
Income taxes	85	113
Liability for guest loyalty programs	20	21
Asset impairments and write-offs	11	4
Working capital changes and other	105	(35)
Net cash provided by operating activities	610	417
INVESTING ACTIVITIES
Capital expenditures	(148)	(257)
Dispositions	—	4
Loan advances	(4)	(2)
Loan collections and sales	43	106
Equity and cost method investments	(16)	(12)
Contract acquisition costs	(26)	(19)
Other	(68)	(39)
Net cash used in investing activities	(219)	(219)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	553	147
Issuance of long-term debt	—	590
Repayment of long-term debt	(403)	(352)
Issuance of Class A Common Stock	70	48
Dividends paid	(93)	(67)
Purchase of treasury stock	(498)	(550)
Other	—	(11)
Net cash used in financing activities	(371)	(195)
INCREASE IN CASH AND EQUIVALENTS	20	3
CASH AND EQUIVALENTS, beginning of period	88	102
CASH AND EQUIVALENTS, end of period	$108	$105
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
Beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and will end on December 31, 2013, and our 2013 quarters include the three month periods ended March 31, June 30, September 30, and December 31, except that the period ended March 31, 2013 also included December 29, 2012 through December 31, 2012. Our future fiscal years will begin on January 1 and end on December 31. Historically, our fiscal year was a 52-53 week fiscal year that ended on the Friday nearest to December 31, and our quarterly reporting cycle included twelve week periods for the first, second, and third quarters and a sixteen week period (or in some cases a seventeen week period) for the fourth quarter. We have not restated and do not plan to restate historical results.
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2013 second quarter	April 1, 2013 - June 30, 2013	91
2012 second quarter	March 24, 2012 - June 15, 2012	84
2013 first half	December 29, 2012 - June 30, 2013	184
2012 first half	December 31, 2011 - June 15, 2012	168
2013 fiscal year	December 29, 2012 - December 31, 2013	368
2012 fiscal year	December 31, 2011 - December 28, 2012	364

As a result of the change in our calendar, our 2013 second quarter had 7 more days of activity than our 2012 second quarter, and our 2013 first half had 16 more days of activity than our 2012 first half. While our 2013 full fiscal year will have only 4 more days, our 2013 third quarter will have 8 additional days, and our 2013 fourth quarter will have 20 fewer days than the corresponding periods in 2012.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2013, and December 28, 2012, the results of our operations for the 91 days and 184 days ended June 30, 2013, and 84 days and 168 days ended June 15, 2012, and cash flows for the 184 days ended June 30, 2013, and 168 days ended June 15, 2012. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

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
Future Adoption of Accounting Standards
Accounting Standards Update No. 2013-11 - “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”)
ASU No. 2013-11 provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability. ASU No. 2013-11 will be effective for interim or annual periods beginning after December 15, 2013, which for us will be our 2014 first quarter. We do not believe the adoption of this update will have a material impact on our financial statements.

3.	Income Taxes
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service ("IRS") has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participated in the IRS Compliance Assurance Program ("CAP"), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return, for the 2010 through 2013 tax years. For the 2010 and 2011 tax years all but one issue, which we are appealing, have been resolved, including all matters that could affect the Company's cash tax benefits related to our spin-off in 2011 of our timeshare operations and timeshare development business. The audits for the 2012 and 2013 tax years are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
For the 2013 second quarter, we increased our unrecognized tax benefits by $1 million from $28 million at the end of the 2013 first quarter chiefly due to new information related to a federal issue. For the 2013 first half, our unrecognized tax benefits remained unchanged from $29 million at year-end 2012. The unrecognized tax benefits balance of $29 million at the end of the 2013 second quarter included $13 million of tax positions that, if recognized, would impact our effective tax rate.
As a large taxpayer, the IRS and other taxing authorities continually audit us. We anticipate resolving an international issue which arose in 2011 related to financing activity during the next 12 months for which we have an unrecognized tax benefit of $5 million.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "Act") was signed into law. Some of the provisions contained in the Act were retroactive, and we recognized a $3 million benefit in the 2013 first half related to the Act.

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
We recorded share-based compensation expense for award grants of $25 million for the 2013 second quarter, $19 million for the 2012 second quarter, $47 million for the 2013 first half, and $38 million for the 2012 first half. Deferred compensation costs related to unvested awards totaled $168 million at June 30, 2013 and $122 million at December 28, 2012.
RSUs
We granted 2.5 million RSUs during the 2013 first half to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million service and performance RSUs ("S&P RSUs") during the 2013 first half to certain named executive officers. In addition to generally being subject to pro-rata annual vesting conditioned on continued service consistent with the standard form of RSU, these S&P RSUs are also subject to the satisfaction of a performance condition, expressed as an EBITDA goal. RSUs, including S&P RSUs, granted in the 2013 first half had a weighted average grant-date fair value of $37.
SARs and Stock Options
We granted 0.7 million SARs and 0.1 million stock options to officers, key employees, and directors during the 2013 first half. These SARs and options generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2013 first half was $13 and the weighted average exercise price was $39. The weighted average grant-date fair value of stock options granted in the 2013 first half was $13 and the weighted average exercise price was $39.
On the grant date, we use a binomial lattice-based valuation model to estimate the fair value of each SAR and option granted. This valuation model uses a range of possible stock price outcomes over the term of the SAR and option, discounted back to a present value using a risk-free rate. Because of the limitations with closed-form valuation models, such as the Black-Scholes model, we have determined that this more flexible binomial model provides a better estimate of the fair value of our options and SARs because it takes into account employee and non-employee director exercise behavior based on changes in the price of our stock and also allows us to use other dynamic assumptions.
We used the following assumptions to determine the fair value of the SARs and stock options we granted during the 2013 first half:

Expected volatility	30 - 31%
Dividend yield	1.17%
Risk-free rate	1.8 - 1.9%
Expected term (in years)	8 - 10
In making these assumptions, we base expected volatility on the historical movement of Marriott's stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future payout. The weighted average expected terms for SARs and options are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs and options are expected to remain unexercised. We calculate the expected terms for SARs and options for separate groups of retirement eligible and non-retirement eligible employees. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs and options before expiration at a certain multiple of stock price to exercise price. In recent years, non-employee directors have generally exercised grants in their last year of exercisability.
Other Information
As of the end of the 2013 second quarter, we had reserved 35 million shares under the Stock Plan, including 13 million shares under the Stock Option Program and the SAR Program.
5.Fair Value of Financial Instruments
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At June 30, 2013		At December 28, 2012
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$152	$152	$180	$172
Marketable securities and other debt securities	101	100	56	56

Total long-term financial assets	$253	$252	$236	$228
Senior Notes	$(1,835)	$(1,954)	$(1,833)	$(2,008)
Commercial paper	(1,071)	(1,071)	(501)	(501)
Other long-term debt	(126)	(132)	(130)	(139)
Other long-term liabilities	(60)	(60)	(69)	(69)

Total long-term financial liabilities	$(3,092)	$(3,217)	$(2,533)	$(2,717)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We are required to carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at the end of our 2013 second quarter was $35 million. In the 2013 second quarter, we acquired a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security (with an amortized cost of $66 million at the end of the 2013 second quarter, including accrued interest income) and we included it in the "Marketable securities and other debt securities" caption in the preceding table. We estimated the $65 million fair value of this debt security by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. The debt security matures in 2015 subject to annual extensions through 2018. We do not intend to sell the debt security and it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, which may be maturity.
In the 2013 second quarter, we received $22 million in net cash proceeds for the sale of a portion of our shares of a publicly traded company (with an amortized cost of $14 million at the date of sale) and recognized an $8 million gain in the "Gains and other income" caption of our Income Statements. This gain included recognition of unrealized gains that we recorded in other comprehensive income as of the end of the 2013 first quarter. See

Footnote No. 10, "Comprehensive Income and Capital Structure" for additional information on the reclassification of these unrealized gains from accumulated other comprehensive income.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 9, "Long-term Debt," even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2013 second quarter and year-end 2012, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. As noted in Footnote No. 11, "Contingencies," we measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2013 second quarter and year-end 2012, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2012 Form 10-K for more information on the input levels we use in determining fair value.

6.	Earnings Per Share
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$179	$143	$315	$247
Weighted average shares outstanding	306.7	327.9	309.3	330.8
Basic earnings per share	$0.58	$0.44	$1.02	$0.75
Computation of Diluted Earnings Per Share
Net income	$179	$143	$315	$247
Weighted average shares outstanding	306.7	327.9	309.3	330.8
Effect of dilutive securities
Employee stock option and SARs plans	4.0	6.6	4.2	6.7
Deferred stock incentive plans	0.8	0.8	0.8	0.9
Restricted stock units	2.5	2.7	3.0	3.1
Shares for diluted earnings per share	314.0	338.0	317.3	341.5
Diluted earnings per share	$0.57	$0.42	$0.99	$0.72
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
Pursuant to the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the 2013 second quarter, 0.4 million options and SARs;

(b)	for the 2012 second quarter, 1.0 million options and SARs;

(c)	for the 2013 first half, 0.4 million options and SARs; and

(d)	for the 2012 first half, 1.0 million options and SARs.

7.	Property and Equipment
The following table shows the composition of our property and equipment balances at the end of the 2013 second quarter and year-end 2012:

	At Period End
($ in millions)	June 30, 2013	December 28, 2012
Land	$600	$590
Buildings and leasehold improvements	701	703
Furniture and equipment	868	854
Construction in progress	480	383
	2,649	2,530
Accumulated depreciation	(1,015)	(991)
	$1,634	$1,539

The following table shows the composition of these property and equipment balances that we recorded as capital leases:

	At Period End
($ in millions)	June 30, 2013	December 28, 2012
Land	$30	$30
Buildings and leasehold improvements	142	143
Furniture and equipment	39	38
Construction in progress	7	4
	218	215
Accumulated depreciation	(86)	(82)
	$132	$133

8.	Notes Receivable
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2013 second quarter and year-end 2012:

	At Period End
($ in millions)	June 30, 2013	December 28, 2012
Senior, mezzanine, and other loans	$201	$242
Less current portion	(49)	(62)
	$152	$180

The following table shows the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2013 second quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2013	$31
2014	47
2015	73
2016	2
2017	1
Thereafter	47
Balance at June 30, 2013	$201
Weighted average interest rate at June 30, 2013	4.9%
Range of stated interest rates at June 30, 2013	0 to 10.2%

The following table shows the unamortized discounts for our notes receivable at the end of the 2013 second quarter and year-end 2012:

Notes Receivable Unamortized Discounts ($ in millions)	Total
Balance at year-end 2012	$11
Balance at June 30, 2013	$12

At the end of the 2013 second quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $106 million, and we had a $91 million notes receivable reserve representing an allowance for credit losses, leaving $15 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2012, our recorded investment in impaired “Senior, mezzanine, and other loans” was $93 million, and we had a $79 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $101 million for the 2013 second quarter, $99 million for the 2013 first half, $97 million for the 2012 second quarter and $99 million for the 2012 first half.
The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the 2013 first half:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2012	$79
Reversals	(1)
Write-offs	1
Transfers and other	12
Balance at June 30, 2013	$91
Past due senior, mezzanine, and other loans totaled $6 million at the end of the 2013 second quarter.

9.	Long-term Debt
We provide detail on our long-term debt balances in the following table as of the end of the 2013 second quarter and year-end 2012:

	At Period End
($ in millions)	June 30, 2013	December 28, 2012
Senior Notes:
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.69%)(1)	$310	$309
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.37%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.53%)(1)	292	292
Series J, matured February 15, 2013	—	400
Series K, interest rate of 3.000%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.47%)(1)	595	594
Series L, interest rate of 3.250%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.35%)(1)	349	349
Commercial paper, average interest rate of 0.39% at June 30, 2013	1,071	501
$1,750 Credit Facility	—	15
Other	181	186
	3,087	2,935
Less current portion	(50)	(407)
	$3,037	$2,528

(1)	Face amount and effective interest rate are as of June 30, 2013.

All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
In the 2013 first quarter, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Notes.
On July 18, 2013, after the end of the second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility's expiration from June 23, 2016 to July 18, 2018 and increase the facility size from $1,750 million to $2,000 million of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged, and the facility continues to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at June 30, 2013.

We show future principal payments for our debt as of the end of the 2013 second quarter in the following table:

Debt Principal Payments ($ in millions)	Amount
2013	$47
2014	7
2015	318
2016	1,368
2017	301
Thereafter	1,046
Balance at June 30, 2013	$3,087
We paid cash for interest, net of amounts capitalized, of $46 million in the 2013 first half and $44 million in the 2012 first half.

10.	Comprehensive Income and Capital Structure
The following table details the changes in common shares outstanding and shareholders’ deficit for the 2013 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.9	Balance at year-end 2012	$(1,285)	$5	$2,585	$3,509	$(7,340)	$(44)
—	Net income	315	—	—	315	—	—
—	Other comprehensive loss	(10)	—	—	—	—	(10)
—	Cash dividends ($0.3000 per share)	(93)	—	—	(93)	—	—
4.6	Employee stock plan issuance	80	—	(7)	(69)	156	—
(12.4)	Purchase of treasury stock	(500)	—	—	—	(500)	—
303.1	Balance at June 30, 2013	$(1,493)	$5	$2,578	$3,662	$(7,684)	$(54)

The following table details the accumulated other comprehensive income (loss) activity for the 2013 first half:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance at year-end 2012	$(32)	$(19)	$7	$(44)
Other comprehensive income (loss) before reclassifications (1)	(13)	6	4	(3)
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(6)	(7)
Net other comprehensive income (loss)	(13)	5	(2)	(10)
Balance at June 30, 2013	$(45)	$(14)	$5	$(54)

(1)
We present the portions of other comprehensive income (loss) before reclassifications for the 2013 first half that relate to other derivative instrument adjustments net of $1 million of deferred taxes and the portions that relate to unrealized gains on available-for-sale securities net of $2 million of deferred taxes.

The following table details the effect on net income of significant amounts reclassified out of accumulated other comprehensive loss for the 2013 second quarter and 2013 first half:

($ in millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Components	91 Days Ended June 30, 2013	184 Days Ended June 30, 2013	Income Statement Line Item Affected
Other derivative instrument adjustments
Other, net	$1	$1	Net income

Unrealized gains on available-for-sale securities
Sale of an available-for-sale security	$10	$10	Gains and other income
	10	10	Income before income taxes
	(4)	(4)	Provision for income taxes
	$6	$6	Net income

11.	Contingencies
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
We measure and record our liability for the fair value of a guarantee on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. We generally base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use internal analyses based primarily on market comparable data and our assumptions about market capitalization rates, credit spreads, growth rates, and inflation. We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at June 30, 2013 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$87	$6
Operating profit	109	50
Other	15	2
Total guarantees where we are the primary obligor	$211	$58
We included our liability at June 30, 2013 for guarantees for which we are the primary obligor in our Balance Sheet as follows: $4 million in the “Other current liabilities” and $54 million in the “Other long-term liabilities.”

Our guarantees listed in the preceding table include $25 million of debt service guarantees and $5 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The preceding table does not include the following guarantees:

•
$110 million of guarantees for Senior Living Services lease obligations of $81 million (expiring in 2018) and lifecare bonds of $29 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $4 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $24 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at June 30, 2013. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc., and Sunrise's management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O'Keefe & Co., Coastwood Senior Housing Partners LLC, and Health Care REIT. In conjunction with this acquisition, Sunrise funded an additional $2 million cash collateral and certified that the $85 million letter of credit remains in full force and effect.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $37 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $5 million (€4 million) of which remained at June 30, 2013. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation ("MVW") payment obligations, for which we currently have a total exposure of $24 million, relate to a project completion guarantee, various letters of credit, and several guarantees. MVW has indemnified us for these obligations. At the end of the 2013 second quarter, we expect these obligations will expire as follows: $3 million in 2013, $1 million in 2014, $6 million in 2020, and $14 million (18 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at June 30, 2013.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood. Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2013 second quarter for this guarantee is $11 million in future rent payments if the lease is terminated through 2013 and will be reduced to $6 million if the lease is terminated from 2014 through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at June 30, 2013.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, as of June 30, 2013, we had the following commitments outstanding:

•
A commitment to invest up to $10 million of equity for a noncontrolling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $9 million of this commitment as follows: $8 million in 2014, and $1 million in 2015. We do not expect to fund the remaining $1 million of this commitment.

•
A commitment to invest up to $23 million of equity for noncontrolling interests in partnerships that plan to purchase or develop limited-service properties in Asia. We expect to fund $23 million of this commitment as follows: $5 million in 2013, $13 million in 2014, and $5 million in 2015.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment as follows: $8 million in 2014 and $3 million in 2015.

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

•
We have a right and under certain circumstances an obligation during the next year to acquire the landlord’s interest in the real estate property and attached assets of a hotel that we lease for approximately $43 million (€33 million), which we record as part of our capital lease liability.

•
Various commitments for the purchase of information technology hardware, software, and maintenance services in the normal course of business totaling $63 million. We expect to fund these commitments as follows: $51 million in 2013, $7 million in 2014, and $5 million in 2015.

•	Several commitments aggregating $33 million with no expiration date and which we do not expect to fund.

•
A commitment to invest up to $10 million for additional mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels under certain circumstances. We do not expect to fund this commitment, which expires in 2015 subject to annual extensions through 2018.

At June 30, 2013, we had $68 million of letters of credit outstanding ($67 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of June 30, 2013, totaled $126 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties completed limited discovery concerning the issues of statute of limitations and class certification. We opposed Plaintiffs' motion for class certification in October 2012, and we filed a motion for summary judgment on the issue of statute of limitations in December 2012. A hearing on both issues was held on June 7, 2013, after which we submitted a post-hearing supplemental brief and plaintiffs responded. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to whether a class will be certified and if so as to the size of the class, and the possibility of our prevailing on our statute of limitations defense may significantly limit any claims for damages.
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
We are a diversified lodging company with operations in four business segments:

•
North American Full-Service Lodging, which includes the Marriott Hotels, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, Gaylord Hotels and Autograph Collection properties located in the United States and Canada;

•
North American Limited-Service Lodging, which includes the Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites properties located in the United States and Canada, and, before its sale in the 2012 second quarter, our Marriott ExecuStay corporate housing business;

•
International Lodging, which includes the Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments properties located outside the United States and Canada; and

•	Luxury Lodging, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION properties worldwide (together with residential properties associated with some of The Ritz-Carlton hotels).
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

Revenues

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
North American Full-Service Segment	$1,678	$1,373	$3,340	$2,674
North American Limited-Service Segment	663	591	1,275	1,123
International Segment	406	306	746	577
Luxury Segment	447	428	914	827
Total segment revenues	3,194	2,698	6,275	5,201
Other unallocated corporate	69	78	130	127
	$3,263	$2,776	$6,405	$5,328
Net Income (Loss)

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
North American Full-Service Segment	$129	$110	$245	$199
North American Limited-Service Segment	136	106	241	190
International Segment	37	46	72	81
Luxury Segment	23	25	56	46
Total segment financial results	325	287	614	516
Other unallocated corporate	(38)	(47)	(98)	(100)
Interest expense and interest income	(24)	(31)	(52)	(60)
Income taxes	(84)	(66)	(149)	(109)
	$179	$143	$315	$247

Equity in Losses of Equity Method Investees

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
North American Full-Service Segment	$2	$1	$2	$1
North American Limited-Service Segment	1	1	2	1
International Segment	(1)	2	(1)	2
Luxury Segment	(2)	(10)	(3)	(11)
Total segment equity in losses	—	(6)	—	(7)
Other unallocated corporate	(2)	(2)	(2)	(2)
	$(2)	$(8)	$(2)	$(9)

Assets

	At Period End
($ in millions)	June 30, 2013	December 28, 2012
North American Full-Service Segment	$1,525	$1,517
North American Limited-Service Segment	495	492
International Segment	1,105	1,056
Luxury Segment	1,262	1,174
Total segment assets	4,387	4,239
Other unallocated corporate	1,990	2,103
	$6,377	$6,342

13.	Variable Interest Entities
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
In the 2013 second quarter, we purchased a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels, which we also manage. Please see Footnote No. 5, "Fair Value of Financial Instruments" for further information on the purchase and Footnote No. 11, "Contingencies" for information on the commitment we entered into as part of this transaction. Based on qualitative and quantitative analyses, we concluded that the entity in which we invested is a variable interest entity because it is capitalized primarily with debt. We did not consolidate the entity because we do not have the power to direct the activities that most significantly impact the entity's economic performance. Inclusive of our contingent future funding commitment, our maximum exposure to loss at the end of the 2013 second quarter is $76 million.
In conjunction with the transaction with CTF that we describe more fully in our Annual Report on Form 10-K for 2007 in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities that are 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At June 30, 2013, we managed four hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets, consisting of hotel working capital and furniture, fixtures, and equipment. As part of the 2005 transaction, CTF placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully for two of these properties and partially for the other two properties.

The trust account was fully depleted prior to year-end 2011. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have the power to direct the activities that most significantly impact the entities' economic performance. We are liable for rent payments for two of the four hotels if there are cash flow shortfalls. Future minimum lease payments through the end of the lease term for these hotels totaled approximately $8 million at the end of the 2013 second quarter. In addition, as of the end of the 2013 second quarter we are liable for rent payments of up to an aggregate cap of $5 million for the two other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

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
BUSINESS AND OVERVIEW
Change in Reporting Cycle
As further detailed in Footnote No. 1, "Basis of Presentation," beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and will end on December 31, 2013. The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each.

Reporting Period	Date Range	Number of Days
2013 second quarter	April 1, 2013 - June 30, 2013	91
2012 second quarter	March 24, 2012 - June 15, 2012	84
2013 first half	December 29, 2012 - June 30, 2013	184
2012 first half	December 31, 2011 - June 15, 2012	168

As a result of these differences in our reporting periods, we had seven more days of activity in our 2013 second quarter than we had in our 2012 second quarter, which we estimate resulted in $25 million of additional combined base management fee, franchise fee, and incentive management fee revenues and $20 million of additional operating income. Likewise, we had 16 more days of activity in our 2013 first half than we had in our 2012 first half, which we estimate resulted in $62 million of additional combined base management fee, franchise fee, and incentive management fee revenues and $45 million of additional operating income. We discuss other aspects of the estimated impacts from the reporting period changes in more detail in the following sections beginning with “Revenues.”
Lodging Business
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 72 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2013 second quarter, we had 3,847 properties (666,132 rooms) in our system, including 37 home and condominium products (4,067 units) for which we manage the related owners’ associations.

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
Under our business model, we typically manage or franchise hotels, rather than own them. At June 30, 2013, we operated 43 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 54 percent under franchise agreements, unconsolidated joint ventures that we have an interest in held management and provided services to franchised hotels for 1 percent, and we owned or leased only 2 percent.
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
Lodging Performance Measures
We believe Revenue per Available Room ("RevPAR"), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR statistics, including occupancy and average daily rate, throughout this report reflect the three and six calendar months ended June 30, 2013 or June 30, 2012, as applicable. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.

Lodging Results
Conditions for our lodging business continued to improve in the 2013 first half, reflecting generally low supply growth, a favorable economic climate in many markets around the world, improved pricing in most markets, and a year-over-year increase in the number of properties in our system. Demand was particularly strong at luxury properties, followed by full-service properties, and limited-service properties. However, continuing uncertainty in the United States, particularly associated with government austerity and its impact on the overall economy, had a dampening effect on short-term group customer demand, particularly in the northeast United States. Government and government-related demand was constrained due to government spending restrictions, including in Washington D.C. and the surrounding areas. For full year 2012, we estimate that government and government-related business made up 5 percent of room nights across our North American system.
Comparable worldwide systemwide average daily rates for the three months ended June 30, 2013 increased 3.2 percent on a constant dollar basis to $144.33, RevPAR increased 4.7 percent to $109.17, and occupancy increased 1.1 percentage points to 75.6 percent, compared to the same period a year ago. Comparable worldwide systemwide average daily rates for the six months ended June 30, 2013 increased 3.5 percent on a constant dollar basis to $144.14, RevPAR increased 4.7 percent to $103.16, and occupancy increased 0.8 percentage points to 71.6 percent, compared to the same period a year ago.
Demand in the United States was strongest in the West and more moderate in the East. Transient demand was particularly strong in the western United States where we continued to eliminate discounts, manage business into higher rated price categories, and raise room rates. In the northeast United States, weak group demand in the region, new supply in the city of New York, and weak government and government-related business in Washington D.C. constrained RevPAR improvement. In Europe, many economies continue to struggle, demand remained weak in markets more dependent on regional travel, and new supply constrained RevPAR growth in a few markets. Demand was strong in the United Arab Emirates, more modest in Qatar, and remained weak in Egypt and Jordan. Demand in the Asia Pacific region continued to moderate, and RevPAR in Greater China increased modestly in the 2013 first half, compared to the year-ago period, reflecting declines in government-related travel due to the country's change in leadership, moderating economic growth, and new supply in several markets. Thailand and Indonesia had strong demand and RevPAR in the 2013 first half.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally increasing room rates as demand increases. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2013 first half, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and actively pursue productivity improvements.
The properties in our system serve both transient and group customers. Business transient and leisure transient demand were strong in the 2013 first half. For group business, two-thirds is typically booked before the year of arrival and one-third is booked in the year of arrival. Also, during an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. During the recent economic recession, large group meeting planners scheduled smaller and fewer meetings to take place in 2013 than was previously typical. As the U.S. economy recovered, we shifted our mix of business, replacing this lower level of large advance-purchase groups with smaller, last-minute group bookings and transient business. However, last-minute group demand weakened during the first two quarters of 2013 and attendance was below meeting planner expectations for some government or government-related group events that took place. This lower short-term group demand was largely related to weak corporate business and soft government demand at many properties, as well as very high occupancy rates at some hotels that could not accommodate additional group business. In addition, some properties with high occupancy rates chose to shift the mix of their business to transient business paying higher room rates.
While the short-term group demand shortfalls were mitigated by strong transient demand leading to strong occupancy rates, property-level food and beverage revenues increased year over year more slowly than room revenue, as transient guests typically spend less on food and beverage than group customers. In addition, group spending on food and beverage was more cautious in the 2013 first half due to the somewhat uncertain economic climate and government spending restrictions.
As of the end of the 2013 second quarter, the group revenue pace for company-operated Marriott Hotels brand properties in North America for the remainder of 2013 is up 4 percent, which is unchanged from the end of the 2013 first quarter. At the same time, our group booking pace for company-operated Marriott Hotels brand properties in North America is up 2 percent for 2014, compared to a 1 percent decline in group booking pace for 2014 a year ago, reflecting improved long-term group demand.
Lodging System Growth and Pipeline
During the 2013 first half, we added 11,460 rooms (gross) to our system. Approximately 38 percent of new rooms are located outside the United States and 24 percent of the room additions are conversions from competitor brands. At the end of the 2013 second quarter, we have over 140,000 rooms in our lodging development pipeline. For the 2013 full year, we expect to add approximately 30,000 rooms (gross) to our system. We expect approximately 10,000 rooms to exit the system during the 2013 full year, largely due to financial and quality issues. The figures in this paragraph do not include residential and timeshare units.

CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2013 second quarter compared to the 2012 second quarter, and the 2013 first half compared to the 2012 first half.
Revenues
Second Quarter. Revenues increased by $487 million (18 percent) to $3,263 million in the 2013 second quarter from $2,776 million in the 2012 second quarter as a result of higher cost reimbursements revenue ($440 million), higher franchise fees ($32 million), higher base management fees ($25 million), and higher incentive management fees ($8 million) for North America, partially offset by lower owned, leased, and other revenue ($18 million). We estimate that the $487 million increase in revenues included $25 million of combined base management fee, franchise fee, and incentive management fee revenues due to the additional seven days of activity in the 2013 second quarter compared to the 2012 second quarter.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $440 million increase in total cost reimbursements revenue, to $2,610 million in the 2013 second quarter from $2,170 million in the 2012 second quarter, reflected the impact of higher property-level demand and growth across the system. Since the end of the 2012 second quarter, our managed rooms increased by 7,904 rooms and our franchised rooms increased by 13,264 rooms, net of hotels exiting the system.
The $25 million increase in total base management fees, to $166 million in the 2013 second quarter from $141 million in the 2012 second quarter, mainly reflected the additional seven days of activity (approximately $10 million), stronger RevPAR due to increased demand ($5 million), the impact of unit growth across the system ($5 million), primarily driven by the Gaylord brand properties we began managing in the fourth quarter of 2012, and our recognition of previously deferred fees for a portfolio of hotels ($2 million). The $32 million increase in total franchise fees, to $177 million in the 2013 second quarter from $145 million in the 2012 second quarter, primarily reflected the additional seven days of activity (approximately $14 million), stronger RevPAR due to increased demand ($6 million), increased relicensing fees primarily for certain North American Limited-Service properties ($5 million), and the impact of unit growth across the system ($3 million). The $8 million increase in incentive management fees from $56 million in the 2012 second quarter to $64 million in the 2013 second quarter largely reflected higher net property-level revenue, particularly for full-service hotels in North America, which resulted in higher property-level income and margins.
The $18 million decrease in owned, leased, corporate housing, and other revenue, to $246 million in the 2013 second quarter, from $264 million in the 2012 second quarter, predominantly reflected $19 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter, and $1 million of lower owned and leased revenue, partially offset by $2 million of higher branding fees. Lower owned and leased revenue reflected a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan, partially offset by the additional seven days of activity. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $29 million in the 2013 second quarter and $27 million in the 2012 second quarter.
First Half. Revenues increased by $1,077 million (20 percent) to $6,405 million in the 2013 first half from $5,328 million in the 2012 first half as a result of higher cost reimbursements revenue ($953 million), higher franchise fees ($57 million), higher base management fees ($54 million), and higher incentive management fees ($24 million) comprised of a $21 million increase for North America and a $3 million increase outside of North America, partially offset by lower owned, leased, and other revenue ($11 million). We estimate that the $1,077 million increase in revenues included $62 million of combined base management fee, franchise fee, and incentive management fee revenues due to the additional 16 days of activity in the 2013 first half compared to the 2012 first half.
The $953 million increase in total cost reimbursements revenue, to $5,158 million in the 2013 first half from $4,205 million in the 2012 first half, reflected the impact of higher property-level demand and growth across the system.
The $54 million increase in total base management fees, to $319 million in the 2013 first half from $265 million in the 2012 first half, mainly reflected the additional 16 days of activity (approximately $25 million), stronger RevPAR due to increased demand ($10 million), the impact of unit growth across the system ($9 million), primarily driven by Gaylord brand properties we began managing in the fourth quarter of 2012, a favorable variance from fee reversals in the 2012 first half to reflect contract revisions ($3 million), our recognition of previously deferred fees for a hotel portfolio ($2 million), and favorable foreign exchange rates ($2 million). The $57 million increase in total franchise fees, to $328 million in the 2013 first half from $271 million in the 2012 first half, primarily reflected the additional 16 days of activity (approximately $30 million), stronger RevPAR due to increased demand ($10 million), increased relicensing fees primarily for certain North American Limited-Service properties ($6 million), the impact of unit growth across the system ($6 million), and an increase in MVW license fees ($3 million). The $24 million increase in incentive management fees from $106 million in the 2012 first half to $130 million in the 2013 first half largely reflected higher net property-level revenue, particularly for full-service hotels in North America, which resulted in higher property-level income and margins ($17 million) and fees for the additional 16 days of activity (approximately $7 million).
The $11 million decrease in owned, leased, corporate housing, and other revenue, to $470 million in the 2013 first half, from $481 million in the 2012 first half, reflected $35 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter, partially offset by $12 million of higher branding fees, $7 million of higher owned and leased revenue, $3 million of higher other revenue, and $2 million of higher hotel agreement termination fees. Higher owned and leased revenue reflected strong demand and the additional 16 days of activity, partially offset by a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $55 million in the 2013 first half and $43 million in the 2012 first half.

Operating Income
Second Quarter. Operating income increased by $36 million to $279 million in the 2013 second quarter from $243 million in the 2012 second quarter. The $36 million increase in operating income reflected a $32 million increase in franchise fees, a $25 million increase in base management fees, an $8 million increase in incentive management fees, partially offset by a $19 million increase in general, administrative and other expenses and $10 million of lower owned, leased, corporate housing, and other revenue net of direct expenses. Approximately $20 million of the net increase in operating income was due to the additional seven days of activity in the 2013 second quarter. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2012 second quarter in the preceding “Revenues” section.
The $10 million (16 percent) decrease in owned, leased, corporate housing, and other revenue net of direct expenses was largely attributable to $10 million of lower owned and leased revenue, net of direct expenses and $2 million of lower corporate housing revenue, net of direct expenses, partially offset by $2 million of higher branding fees (which included a $3 million increase in branding fees from the additional seven days of activity). Lower owned and leased revenue, net of direct expenses primarily reflected $5 million in net weaker results predominantly at several International segment leased properties, $4 million in costs related to three International segment leases we terminated, and a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan, partially offset by approximately a $3 million increase from the additional seven days of activity.
General, administrative, and other expenses increased by $19 million (12 percent) to $179 million in the 2013 second quarter from $160 million in the 2012 second quarter. The increase largely reflected approximately $11 million of expenses related to the additional seven days of activity, and the following 2013 second quarter items: $7 million of impairment and accelerated amortization of deferred contract acquisition costs primarily for properties that left our system; a $5 million performance cure payment for an International segment property; $3 million of higher compensation and other overhead expenses; and $3 million of increased other expenses primarily associated with higher costs in international markets and branding and service initiatives to enhance and grow our brands globally. These increases were partially offset by favorable variances from the following 2012 second quarter items: accelerated amortization of $7 million of deferred contract acquisition costs for a North American Full-Service segment property that exited our system; and $3 million of guarantee accruals. The $19 million increase in total general, administrative, and other expenses included $3 million that we did not allocate to any of our segments, and $16 million that we allocated as follows: $8 million to our International segment, $6 million to our Luxury segment, $1 million to our North American Full-Service segment, and $1 million to our North American Limited-Service segment.
First Half. Operating income increased by $87 million to $505 million in the 2013 first half from $418 million in the 2012 first half. The $87 million increase in operating income reflected a $57 million increase in franchise fees, a $54 million increase in base management fees, a $24 million increase in incentive management fees, and $4 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $52 million increase in general, administrative and other expenses. Approximately $45 million of the net increase in operating income was due to the additional 16 days of activity in the 2013 first half. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2012 first half in the preceding “Revenues” section.
The $4 million (5 percent) increase in owned, leased, corporate housing, and other revenue, net of direct expenses was largely attributable to $12 million of higher branding fees (which included a $3 million increase in branding fees from the additional 16 days of activity), $2 million of higher hotel agreement termination fees, and $3 million of higher other revenue, partially offset by $12 million of lower owned and leased revenue, net of direct expenses. Lower owned and leased revenue, net of direct expenses was primarily due to $6 million in net weaker results predominantly at several International segment leased properties, $6 million in costs related to three International segment leases we terminated, and a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan, partially offset by a $5 million increase from the additional 16 days of activity.
General, administrative, and other expenses increased by $52 million (17 percent) to $359 million in the 2013 first half from $307 million in the 2012 first half. The increase largely reflected approximately $25 million of expenses related to the additional 16 days of activity, as well as the following 2013 first half items: $9 million of higher compensation and other overhead expenses (including $2 million associated with a change in estimate for incentive compensation paid in the 2013 first quarter related to 2012); $9 million of increased other expenses primarily associated with higher costs in international markets and branding and service initiatives to enhance and grow our brands globally; $7 million of impairment and accelerated amortization of deferred contract acquisition costs primarily for properties that left our system; a $5 million performance cure payment for an International segment property; $3 million of increased expenses due to unfavorable foreign exchange rates; and $3 million of amortization of deferred contract acquisition costs related to the Gaylord brand and hotel management company acquisition. These increases were partially offset by a favorable variance from the accelerated amortization of $8 million of deferred contract acquisition costs in the 2012 first half for a North American Full-Service segment property that exited our system. The $52 million increase in total general, administrative, and other expenses included $21 million that we did not allocate to any of our segments, and $31 million that we allocated as follows: $14 million to our International segment, $11 million to our Luxury segment, $3 million to our North American Full-Service segment, and $3 million to our North American Limited-Service segment.
Gains and Other Income
We show our gains and other income for the 2013 and 2012 second quarters and first halves in the following table:

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
Gains on sales of real estate and other	$1	$3	$3	$5
Gain on sale of joint venture and other investments	8	—	9	—
Income from cost method joint ventures	1	2	1	2
	$10	$5	$13	$7
Second Quarter. In the 2013 second quarter, we recognized a gain of $8 million, reflected in the "Gain on sale of joint venture and other investments" caption above, on the sale of a portion of our shares of a publicly traded company. See Footnote No. 5, "Fair Value of Financial Instruments" for additional information on the sale.
First Half. In the 2013 first half, we recognized a gain of $8 million on the sale of a portion of our shares of a publicly traded company as noted in the preceding "Second Quarter" discussion.
Interest Expense
Second Quarter. Interest expense decreased by $5 million (15 percent) to $29 million in the 2013 second quarter compared to $34 million in the 2012 second quarter. This decrease in interest expense principally reflected a net $6 million decrease due to retirements, before the 2013 second quarter, of Senior Notes originally issued at higher interest rates, net of issuances of Senior Notes at lower interest rates, as well as $2 million of increased capitalized interest associated with construction projects largely to develop three EDITION hotels. These decreases in interest expense were partially offset by interest expense related to the additional seven days of activity in the 2013 second quarter.
First Half. Interest expense decreased by $7 million (10 percent) to $60 million in the 2013 first half compared to $67 million in the 2012 first half. This decrease in interest expense principally reflected $6 million of increased capitalized interest associated with construction projects largely to develop three EDITION hotels and a net $6 million decrease due to retirements, before the 2013 second quarter, of Senior Notes originally issued at higher interest rates, net of issuances of Senior Notes at lower interest rates. These decreases in interest expense were partially offset by interest expense related to the additional 16 days of activity in the 2013 first half.
Interest Income and Income Tax
Second Quarter. Interest income increased by $2 million (67 percent) to $5 million in the 2013 second quarter compared to $3 million in the 2012 second quarter. This increase in interest income primarily reflected $2 million earned on the $65 million mandatorily redeemable preferred equity ownership interest acquired in the 2013 second quarter. See Footnote No. 5, "Fair Value of Financial Instruments" for more information on the acquisition.

Our tax provision increased by $18 million (27 percent) to $84 million in the 2013 second quarter compared to $66 million in the 2012 second quarter. The increase over the year-ago quarter resulted from higher income before income taxes, principally due to increased demand and the additional seven days of activity.
First Half. Interest income increased by $1 million (14 percent) to $8 million in the 2013 first half compared to $7 million in the 2012 first half. This increase in interest income primarily reflected $2 million earned on the mandatorily redeemable preferred equity ownership interest discussed in the preceding "Second Quarter" discussion.
Our tax provision increased by $40 million (37 percent) to $149 million in the 2013 first half compared to $109 million in the 2012 first half. The increase over the year-ago half resulted from higher income before income taxes, principally due to increased demand and the additional 16 days of activity, and a higher effective tax rate in the 2013 first half (32 percent in 2013 and 31 percent in 2012) due to lower tax provision to tax return true-up benefits in 2013.
Equity in Losses
Second Quarter. Equity in losses of $2 million in the 2013 second quarter decreased by $6 million from equity in losses of $8 million in the 2012 second quarter. The decrease primarily reflected a favorable variance from the following 2012 second quarter items: (1) $8 million of losses for a Luxury segment joint venture, primarily related to impairment of certain underlying residential properties; and (2) a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture. The decrease also reflected $2 million of increased earnings in 2013 for a corporate joint venture (not allocated to one of our segments). These favorable variances were partially offset by a $4 million impairment charge in the 2013 second quarter associated with a corporate joint venture (not allocated to one of our segments) that we determined was fully impaired because we do not expect to recover the investment and $2 million of decreased earnings at an International segment joint venture.
First Half. Equity in losses of $2 million in the 2013 first half decreased by $7 million from equity in losses of $9 million in the 2012 first half. The decrease primarily reflected a favorable variance from the following 2012 first half items: (1) $8 million of losses for a Luxury segment joint venture, primarily related to impairment of certain underlying residential properties; and (2) a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture. The decrease also reflected $2 million of increased earnings in 2013 for a corporate joint venture (not allocated to one of our segments). These favorable variances were partially offset by a $4 million impairment charge in the 2013 second quarter associated with a corporate joint venture (not allocated to one of our segments) that we determined was fully impaired because we do not expect to recover the investment and $3 million of decreased earnings at an International segment joint venture.
Net Income
Second Quarter. Net income increased by $36 million to $179 million in the 2013 second quarter from $143 million in the 2012 second quarter, and diluted earnings per share increased by $0.15 per share (36 percent) to $0.57 per share from $0.42 per share in the 2012 second quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Consolidated Statements of Income, the $36 million increase in net income compared to the year-ago quarter was due to higher franchise fees ($32 million), higher base management fees ($25 million), higher incentive management fees ($8 million), lower equity in losses ($6 million), lower interest expense ($5 million), higher gains and other income ($5 million), and higher interest income ($2 million). These increases were partially offset by higher general, administrative, and other expenses ($19 million), higher income taxes ($18 million), and lower owned, leased, corporate housing, and other revenue net of direct expenses ($10 million).
First Half. Net income increased by $68 million to $315 million in the 2013 first half from $247 million in the 2012 first half, and diluted earnings per share increased by $0.27 per share (38 percent) to $0.99 per share from $0.72 per share in the 2012 first half. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Consolidated Statements of Income, the $68 million increase in net income compared to the year-ago period was due to higher franchise fees ($57 million), higher base management fees ($54 million), higher incentive management fees ($24 million), lower interest expense ($7 million), lower equity in losses ($7 million), higher gains and other income ($6 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($4 million), and higher interest income ($1 million). These increases were partially offset by higher general, administrative, and other expenses ($52 million) and higher income taxes ($40 million).
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
We show our 2013 and 2012 second quarter and first half EBITDA calculations and reconcile those measures with Net Income in the following table:

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012
Net Income	$179	$143	$315	$247
Interest expense	29	34	60	67
Tax provision	84	66	149	109
Depreciation and amortization	37	38	74	67
Less: Depreciation reimbursed by third-party owners	(4)	(4)	(9)	(8)
Interest expense from unconsolidated joint ventures	1	4	2	8
Depreciation and amortization from unconsolidated joint ventures	3	8	6	14
EBITDA	$329	$289	$597	$504

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
We added 145 properties (30,176 rooms) and 48 properties (10,048 rooms) exited our system since the end of the 2012 second quarter. These figures do not include residential units. During that time we also added 2 residential properties (140 units) and no residential properties exited the system.
See the "CONSOLIDATED RESULTS" caption earlier in this report for additional information.

Second Quarter. Total segment financial results increased by $38 million to $325 million in the 2013 second quarter from $287 million in the 2012 second quarter, and total segment revenues increased by $496 million to $3,194 million in the 2013 second quarter, an 18 percent increase from revenues of $2,698 million in the 2012 second quarter.
The quarter-over-quarter increase in segment revenues of $496 million was a result of a $456 million increase in cost reimbursements revenue, a $31 million increase in franchise fees, a $25 million increase in base management fees, and an $8 million increase in incentive management fees, partially offset by a $24 million decrease in owned, leased, corporate housing, and other revenue. The quarter-over-quarter increase in segment results of $38 million across our lodging business reflected a $31 million increase in franchise fees, a $25 million increase in base management fees, an $8 million increase in incentive management fees, and $6 million of decreased joint venture equity losses, partially offset by a $16 million increase in general, administrative, and other expenses, a $15 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses, and $1 million of lower gains and other income. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2013 second quarter, 34 percent of our managed properties paid incentive management fees to us versus 30 percent in the 2012 second quarter. In addition, in the 2013 second quarter, 52 percent of our incentive fees came from properties outside the United States, versus 60 percent in the 2012 second quarter. In North America, 19 percent of managed properties paid incentive management fees to us in the 2013 second quarter, compared to 13 percent in the 2012 second quarter. Further, in North America, 20 North American Full-Service segment properties, 20 North American Limited-Service segment properties, and 1 Luxury segment property earned a combined $4 million in incentive management fees in the 2013 second quarter, but did not earn any incentive management fees in the year-ago quarter.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
First Half. Total segment financial results increased by $98 million to $614 million in the 2013 first half from $516 million in the 2012 first half, and total segment revenues increased by $1,074 million to $6,275 million in the 2013 first half, a 21 percent increase from revenues of $5,201 million in the 2012 first half.
The year-over-year increase in segment revenues of $1,074 million was a result of a $965 million increase in cost reimbursements revenue, a $55 million increase in franchise fees, a $54 million increase in base management fees, and a $24 million increase in incentive management fees, partially offset by a $24 million decrease in owned, leased, corporate housing, and other revenue. The year-over-year increase in segment results of $98 million across our lodging business reflected a $55 million increase in franchise fees, a $54 million increase in base management fees, a $24 million increase in incentive management fees, and $7 million in decreased joint venture equity losses, partially offset by a $31 million increase in general, administrative, and other expenses, a $9 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses, and $2 million of lower gains and other income. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2013 first half, 38 percent of our managed properties paid incentive management fees to us versus 32 percent in the 2012 first half. In addition, in the 2013 first half, 52 percent of our incentive fees came from properties outside the United States, versus 61 percent in the 2012 first half. In North America, 23 percent of managed properties paid incentive management fees to us in the 2013 first half, compared to 16 percent in the 2012 first half. Further, in North America, 21 North American Full-Service segment properties, 26 North American Limited-Service segment properties, and 2 Luxury segment properties earned a combined $5 million in incentive management fees in the 2013 first half, but did not earn any incentive management fees in the 2012 first half.

Summary of Properties by Brand
Including residential properties, we added 43 lodging properties (6,203 rooms) during the 2013 second quarter, while 18 properties (3,225 rooms) exited the system, increasing our total properties to 3,847 (666,132 rooms). These figures include 37 home and condominium products (4,067 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At June 30, 2013, we operated, franchised, and licensed the following properties by brand:

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels	135	69,957	181	55,105	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	7	2,914	—	—
Renaissance Hotels	34	15,666	41	11,805	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	—	—	26	6,917	—	—
The Ritz-Carlton	38	11,356	—	—	—	—
The Ritz-Carlton-Residential (1)	30	3,598	—	—	—	—
Courtyard	275	43,200	549	72,533	—	—
Fairfield Inn & Suites	3	1,055	686	61,800	—	—
SpringHill Suites	29	4,582	272	30,747	—	—
Residence Inn	123	17,854	489	55,997	—	—
TownePlace Suites	22	2,440	196	19,190	—	—
Timeshare (2)	—	—	48	10,560	—	—
Total U.S. Locations	719	190,456	2,497	327,917	—	—

Non-U.S. Locations
Marriott Hotels	136	40,242	34	10,120	—	—
JW Marriott	34	12,544	4	1,016	—	—
Renaissance Hotels	55	18,365	22	6,725	—	—
Autograph Collection	1	308	12	1,385	5	348
The Ritz-Carlton	42	12,655	—	—	—	—
The Ritz-Carlton-Residential (1)	7	469	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	78	—	—	—	—
AC Hotels by Marriott	—	—	—	—	75	8,491
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	27	4,295	—	—	—	—
Courtyard	57	12,322	56	9,797	—	—
Fairfield Inn & Suites	—	—	14	1,716	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	17	2,480	—	—
TownePlace Suites	—	—	2	278	—	—
Timeshare (2)	—	—	15	2,296	—	—
Total Non-U.S. Locations	372	102,723	179	36,197	80	8,839

Total	1,091	293,179	2,676	364,114	80	8,839

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended June 14, 2013.

(3)	Properties operated by or franchised in connection with unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

Total Lodging and Timeshare Products by Segment
At June 30, 2013, we operated, franchised, and licensed the following properties by segment:

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels	316	14	330	125,062	5,244	130,306
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	22	1	23	12,649	221	12,870
Renaissance Hotels	75	2	77	27,471	790	28,261
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	26	—	26	6,917	—	6,917
	456	17	473	183,461	6,255	189,716
North American Limited-Service Lodging Segment (1)
Courtyard	824	21	845	115,733	3,734	119,467
Fairfield Inn & Suites	689	12	701	62,855	1,382	64,237
SpringHill Suites	301	2	303	35,329	299	35,628
Residence Inn	612	19	631	73,851	2,808	76,659
TownePlace Suites	218	2	220	21,630	278	21,908
	2,644	56	2,700	309,398	8,501	317,899
International Lodging Segment (1)
Marriott Hotels	—	156	156	—	45,118	45,118
JW Marriott	—	37	37	—	13,339	13,339
Renaissance Hotels	—	75	75	—	24,300	24,300
Autograph Collection	—	13	13	—	1,693	1,693
Courtyard	—	92	92	—	18,385	18,385
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	27	27	—	4,295	4,295
	—	406	406	—	107,885	107,885
Luxury Lodging Segment
The Ritz-Carlton	38	42	80	11,356	12,655	24,011
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	1	1	—	78	78
The Ritz-Carlton-Residential (2)	30	7	37	3,598	469	4,067
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	68	57	125	14,954	13,983	28,937
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	348	348
AC Hotels by Marriott	—	75	75	—	8,491	8,491
	—	80	80	—	8,839	8,839

Timeshare (3)	48	15	63	10,560	2,296	12,856

Total	3,216	631	3,847	518,373	147,759	666,132

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended June 14, 2013.

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and our Luxury segment. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Three Months Ended June 30, 2013	Change vs. Three Months Ended June 30, 2012		Three Months Ended June 30, 2013	Change vs. Three Months Ended June 30, 2012
Marriott Hotels
Occupancy	77.7%	0.7%	pts.	75.5%	1.2%	pts.
Average Daily Rate	$182.17	4.5%		$166.23	4.0%
RevPAR	$141.47	5.5%		$125.54	5.7%
Renaissance Hotels
Occupancy	78.7%	0.2%	pts.	76.3%	1.1%	pts.
Average Daily Rate	$182.38	3.8%		$160.34	3.7%
RevPAR	$143.51	4.1%		$122.27	5.1%
Autograph Collection
Occupancy	*	*		79.6%	2.6%	pts.
Average Daily Rate	*	*		$207.67	4.3%
RevPAR	*	*		$165.26	7.8%
Composite North American Full-Service
Occupancy	77.8%	0.6%	pts.	75.8%	1.2%	pts.
Average Daily Rate	$182.20	4.4%		$166.74	4.0%
RevPAR	$141.76	5.3%		$126.33	5.7%
The Ritz-Carlton North America
Occupancy	74.8%	1.6%	pts.	74.8%	1.6%	pts.
Average Daily Rate	$322.60	5.1%		$322.60	5.1%
RevPAR	$241.32	7.4%		$241.32	7.4%
Composite North American Full-Service and Luxury
Occupancy	77.5%	0.7%	pts.	75.7%	1.2%	pts.
Average Daily Rate	$195.67	4.6%		$175.39	4.1%
RevPAR	$151.65	5.6%		$132.79	5.9%
Residence Inn
Occupancy	80.5%	0.9%	pts.	81.5%	0.8%	pts.
Average Daily Rate	$129.03	2.0%		$126.23	3.5%
RevPAR	$103.82	3.1%		$102.85	4.5%
Courtyard
Occupancy	73.8%	1.1%	pts.	75.2%	1.1%	pts.
Average Daily Rate	$123.26	4.1%		$124.56	3.8%
RevPAR	$90.95	5.7%		$93.69	5.3%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	72.9%	0.5%	pts.
Average Daily Rate	nm	nm		$99.31	3.6%
RevPAR	nm	nm		$72.40	4.3%
TownePlace Suites
Occupancy	70.8%	(4.6)%	pts.	76.0%	(0.6)%	pts.
Average Daily Rate	$86.83	6.2%		$91.63	2.1%
RevPAR	$61.46	(0.2)%		$69.61	1.4%
SpringHill Suites
Occupancy	77.4%	0.3%	pts.	76.9%	1.0%	pts.
Average Daily Rate	$108.69	2.3%		$109.49	3.6%
RevPAR	$84.09	2.7%		$84.21	5.0%
Composite North American Limited-Service
Occupancy	75.8%	0.8%	pts.	76.5%	0.8%	pts.
Average Daily Rate	$122.37	3.6%		$116.19	3.6%
RevPAR	$92.81	4.7%		$88.88	4.7%
Composite North American - All
Occupancy	76.8%	0.7%	pts.	76.2%	0.9%	pts.
Average Daily Rate	$165.40	4.3%		$137.60	3.9%
RevPAR	$127.04	5.3%		$104.86	5.2%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended June 30, 2013	Change vs. Three Months Ended June 30, 2012		Three Months Ended June 30, 2013	Change vs. Three Months Ended June 30, 2012
Caribbean and Latin America
Occupancy	73.5%	1.5%	pts.	73.3%	2.3%	pts.
Average Daily Rate	$200.47	2.0%		$178.00	1.1%
RevPAR	$147.42	4.0%		$130.40	4.4%
Europe
Occupancy	78.3%	1.6%	pts.	76.4%	1.4%	pts.
Average Daily Rate	$177.73	(0.9)%		$172.23	(0.7)%
RevPAR	$139.15	1.1%		$131.57	1.2%
Middle East and Africa
Occupancy	62.4%	4.7%	pts.	62.5%	4.5%	pts.
Average Daily Rate	$140.27	(2.6)%		$137.80	(1.8)%
RevPAR	$87.54	5.4%		$86.18	5.7%
Asia Pacific
Occupancy	72.3%	0.6%	pts.	72.8%	0.9%	pts.
Average Daily Rate	$142.62	1.3%		$144.77	1.3%
RevPAR	$103.13	2.2%		$105.35	2.5%
Regional Composite (1)
Occupancy	73.7%	1.6%	pts.	73.4%	1.7%	pts.
Average Daily Rate	$163.84	—%		$161.43	0.1%
RevPAR	$120.76	2.2%		$118.52	2.4%
International Luxury (2)
Occupancy	67.9%	2.4%	pts.	67.9%	2.4%	pts.
Average Daily Rate	$346.63	0.8%		$346.63	0.8%
RevPAR	$235.21	4.4%		$235.21	4.4%
Total International (3)
Occupancy	73.0%	1.7%	pts.	72.9%	1.8%	pts.
Average Daily Rate	$185.07	0.3%		$178.80	0.3%
RevPAR	$135.06	2.7%		$130.27	2.8%

(1)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels, Renaissance Hotels, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Autograph Collection and Fairfield Inn & Suites brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside the United States and Canada, as well as Bulgari Hotels & Resorts and EDITION properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended June 30, 2013	Change vs. Three Months Ended June 30, 2012		Three Months Ended June 30, 2013	Change vs. Three Months Ended June 30, 2012
Composite Luxury (1)
Occupancy	71.3%	2.0%	pts.	71.3%	2.0%	pts.
Average Daily Rate	$334.06	3.0%		$334.06	3.0%
RevPAR	$238.26	5.9%		$238.26	5.9%
Total Worldwide (2)
Occupancy	75.6%	1.0%	pts.	75.6%	1.1%	pts.
Average Daily Rate	$171.43	3.0%		$144.33	3.2%
RevPAR	$129.59	4.4%		$109.17	4.7%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION brands.

(2)
Company-operated statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Six Months Ended June 30, 2013	Change vs. Six Months Ended June 30, 2012		Six Months Ended June 30, 2013	Change vs. Six Months Ended June 30, 2012
Marriott Hotels
Occupancy	74.3%	0.7%	pts.	72.1%	1.1%	pts.
Average Daily Rate	$180.10	4.6%		$165.33	3.9%
RevPAR	$133.86	5.5%		$119.14	5.4%
Renaissance Hotels
Occupancy	75.7%	0.3%	pts.	72.8%	0.9%	pts.
Average Daily Rate	$181.02	4.9%		$159.41	4.1%
RevPAR	$136.95	5.3%		$116.09	5.4%
Autograph Collection
Occupancy	*	*		76.9%	1.3%	pts.
Average Daily Rate	*	*		$206.41	4.9%
RevPAR	*	*		$158.63	6.7%
Composite North American Full-Service
Occupancy	74.5%	0.6%	pts.	72.3%	1.0%	pts.
Average Daily Rate	$180.23	4.7%		$165.84	3.9%
RevPAR	$134.29	5.5%		$119.95	5.5%
The Ritz-Carlton North America
Occupancy	73.0%	1.4%	pts.	73.0%	1.4%	pts.
Average Daily Rate	$325.38	5.8%		$325.38	5.8%
RevPAR	$237.65	7.9%		$237.65	7.9%
Composite North American Full-Service and Luxury
Occupancy	74.4%	0.7%	pts.	72.4%	1.1%	pts.
Average Daily Rate	$194.40	4.9%		$174.89	4.2%
RevPAR	$144.56	5.9%		$126.57	5.7%
Residence Inn
Occupancy	76.4%	1.0%	pts.	77.4%	0.5%	pts.
Average Daily Rate	$127.83	3.0%		$124.46	3.8%
RevPAR	$97.65	4.3%		$96.32	4.4%
Courtyard
Occupancy	68.5%	0.1%	pts.	70.3%	0.5%	pts.
Average Daily Rate	$122.41	4.5%		$122.96	3.9%
RevPAR	$83.86	4.6%		$86.48	4.7%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	67.6%	0.4%	pts.
Average Daily Rate	nm	nm		$97.44	3.7%
RevPAR	nm	nm		$65.88	4.3%
TownePlace Suites
Occupancy	66.9%	(4.0)%	pts.	71.6%	(0.9)%	pts.
Average Daily Rate	$88.14	7.1%		$91.80	2.7%
RevPAR	$58.93	1.1%		$65.72	1.4%
SpringHill Suites
Occupancy	72.8%	2.1%	pts.	72.4%	0.9%	pts.
Average Daily Rate	$110.19	3.0%		$107.91	3.7%
RevPAR	$80.26	6.1%		$78.17	5.0%
Composite North American Limited-Service
Occupancy	71.0%	0.4%	pts.	71.8%	0.4%	pts.
Average Daily Rate	$121.72	4.1%		$114.66	3.8%
RevPAR	$86.46	4.7%		$82.33	4.4%
Composite North American - All
Occupancy	73.0%	0.6%	pts.	72.0%	0.7%	pts.
Average Daily Rate	$164.81	4.7%		$136.69	4.1%
RevPAR	$120.26	5.5%		$98.43	5.0%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Six Months Ended June 30, 2013	Change vs. Six Months Ended June 30, 2012		Six Months Ended June 30, 2013	Change vs. Six Months Ended June 30, 2012
Caribbean and Latin America
Occupancy	75.7%	0.7%	pts.	73.4%	1.8%	pts.
Average Daily Rate	$215.69	3.9%		$189.42	2.6%
RevPAR	$163.38	4.9%		$139.12	5.3%
Europe
Occupancy	70.6%	0.9%	pts.	68.8%	1.0%	pts.
Average Daily Rate	$170.97	(1.7)%		$166.10	(1.5)%
RevPAR	$120.68	(0.5)%		$114.30	—%
Middle East and Africa
Occupancy	60.8%	4.4%	pts.	61.1%	4.3%	pts.
Average Daily Rate	$146.91	0.2%		$143.75	0.8%
RevPAR	$89.29	8.0%		$87.85	8.4%
Asia Pacific
Occupancy	71.2%	1.1%	pts.	71.6%	1.3%	pts.
Average Daily Rate	$145.06	1.1%		$147.27	1.1%
RevPAR	$103.32	2.7%		$105.39	2.9%
Regional Composite (1)
Occupancy	70.3%	1.3%	pts.	69.7%	1.5%	pts.
Average Daily Rate	$164.37	0.2%		$161.73	0.2%
RevPAR	$115.61	2.1%		$112.76	2.5%
International Luxury (2)
Occupancy	66.9%	3.3%	pts.	66.9%	3.3%	pts.
Average Daily Rate	$370.45	2.5%		$370.45	2.5%
RevPAR	$247.86	7.8%		$247.86	7.8%
Total International (3)
Occupancy	69.9%	1.6%	pts.	69.4%	1.7%	pts.
Average Daily Rate	$189.01	1.1%		$182.00	0.9%
RevPAR	$132.13	3.4%		$126.38	3.5%

(1)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels, Renaissance Hotels, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Autograph Collection and Fairfield Inn & Suites brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside the United States and Canada, as well as Bulgari Hotels & Resorts and EDITION properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Six Months Ended June 30, 2013	Change vs. Six Months Ended June 30, 2012		Six Months Ended June 30, 2013	Change vs. Six Months Ended June 30, 2012
Composite Luxury (1)
Occupancy	70.0%	2.4%	pts.	70.0%	2.4%	pts.
Average Daily Rate	$346.98	4.2%		$346.98	4.2%
RevPAR	$242.76	7.9%		$242.76	7.9%
Total Worldwide (2)
Occupancy	72.0%	0.9%	pts.	71.6%	0.8%	pts.
Average Daily Rate	$172.27	3.5%		$144.14	3.5%
RevPAR	$124.03	4.8%		$103.16	4.7%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION brands.

(2)
Company-operated statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

North American Full-Service Lodging includes Marriott Hotels, JW Marriott, Renaissance Hotels, Gaylord Hotels, and Autograph Collection.

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	Change 2013/2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012	Change 2013/2012
Segment revenues	$1,678	$1,373	22%	$3,340	$2,674	25%
Segment results	$129	$110	17%	$245	$199	23%
Since the 2012 second quarter, across our North American Full-Service Lodging segment we added 18 properties (11,214 rooms) and 13 properties (4,811 rooms) left the system.
Second Quarter. For the three months ended June 30, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 5.7 percent to $126.33, occupancy for these properties increased by 1.2 percentage points to 75.8 percent, and average daily rates increased by 4.0 percent to $166.74.
The $19 million increase in segment results, compared to the 2012 second quarter, was driven by $18 million of higher base management and franchise fees and $7 million of higher incentive management fees, partially offset by $5 million of lower owned, leased, and other revenue net of direct expenses and $1 million of higher general, administrative, and other expenses. Higher base management and franchise fees stemmed from both higher RevPAR due to increased demand and unit growth, including the Gaylord brand properties we began managing in the 2012 fourth quarter, and also reflected fees for the additional seven days of activity. The $7 million increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins and also reflected fees for the additional seven days of activity. The $5 million decrease in owned, leased, and other revenue net of direct expenses was primarily driven by our recognition in the 2012 second quarter of a $14 million termination fee for one property, partially offset by our recognition in the 2013 second quarter of $4 million of termination fees for two other properties, and $2 million of stronger results at one leased property. The $1 million increase in general, administrative, and other expenses reflected the following 2013 second quarter items: the $2 million impairment of deferred contract acquisition costs for a property that left our system and $6 million in other net miscellaneous cost increases (which included expenses for the additional seven days of activity). These increases were partially offset by a favorable variance from the accelerated amortization in the 2012 second quarter of $7 million of deferred contract acquisition costs for a property that exited our system and for which we earned a $14 million termination fee.
Cost reimbursements revenue and expenses for our North American Full-Service Lodging segment properties totaled $1,489 million in the 2013 second quarter, compared to $1,206 million in the 2012 second quarter.
First Half. For the six months ended June 30, 2013, compared to the same six months of 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 5.5 percent to $119.95, occupancy for these properties increased by 1.0 percentage points to 72.3 percent, and average daily rates increased by 3.9 percent to $165.84.
The $46 million increase in segment results, compared to the 2012 first half, was driven by $39 million of higher base management and franchise fees and $16 million of higher incentive management fees, partially offset by $7 million of lower owned, leased, and other revenue net of direct expenses and $3 million of higher general, administrative, and other expenses. Higher base management and franchise fees stemmed from both higher RevPAR due to increased demand and unit growth, including the Gaylord brand properties we began managing in the 2012 fourth quarter, and also reflected fees for the additional 16 days of activity. The $16 million increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins and also reflected fees for the additional 16 days of activity. The $7 million decrease in owned, leased, and other revenue net of direct expenses was primarily driven by our recognition in the 2012 second quarter of a $14 million termination fee for one property, partially offset by $7 million in termination fees received in the 2013 first half for four properties, and $2 million of stronger results at one leased property. The $3 million increase in general, administrative, and other expenses reflected the following 2013 first half items: $3 million of amortization of deferred contract acquisition costs associated with the Gaylord brand and hotel management company acquisition, the $2 million impairment of deferred contract acquisition costs related to a property that left the system, $6 million in other net miscellaneous cost increases (which included expenses for the additional 16 days of activity). These increases were partially offset by a favorable variance from the accelerated amortization in 2012 first half of $8 million of deferred contract acquisition costs for a property that exited our system and for which we earned a $14 million termination fee.
Cost reimbursements revenue and expenses for our North American Full-Service Lodging segment properties totaled $2,973 million in the 2013 first half, compared to $2,364 million in the 2012 first half.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and included Marriott ExecuStay until we sold that business in the 2012 second quarter.

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	Change 2013/2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012	Change 2013/2012
Segment revenues	$663	$591	12%	$1,275	$1,123	14%
Segment results	$136	$106	28%	$241	$190	27%
Since the 2012 second quarter, across our North American Limited-Service Lodging segment we added 93 properties (10,880 rooms) and 19 properties (2,423 rooms) left the system. The majority of the properties that left the system were Courtyard properties. In the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business. The revenues, results of operations, assets, and liabilities of our ExecuStay business were not material to the Company's financial position, results of operations or cash flows for any of the periods presented.
Second Quarter. For the three months ended June 30, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 4.7 percent to $88.88, occupancy for these properties increased by 0.8 percentage points to 76.5 percent, and average daily rates increased by 3.6 percent to $116.19.
The $30 million increase in segment results, compared to the 2012 second quarter, primarily reflected $29 million of higher base management and franchise fees, $2 million of higher incentive management fees, and unchanged owned, leased, and other revenue net of direct expenses. Higher base management and franchise fees were driven by higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and higher relicensing fees, as well as the additional seven days of activity. The increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins and also reflected fees for the additional seven days of activity. Unchanged owned, leased, and other revenue net of direct expenses was primarily driven by our recognition of $4 million in termination fees in the 2013 second quarter for two properties, partially offset by $2 million of lower corporate housing revenue net of corporate housing expenses because of our sale of the ExecuStay business in the 2012 second quarter.
Cost reimbursements revenue and expenses for our North American Limited-Service Lodging segment properties totaled $486 million in the 2013 second quarter, compared to $431 million in the 2012 second quarter.
First Half. For the six months ended June 30, 2013, compared to the same six months of 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 4.4 percent to $82.33, occupancy for these properties increased by 0.4 percentage points to 71.8 percent, and average daily rates increased by 3.8 percent to $114.66.
The $51 million increase in segment results, compared to the 2012 first half, reflected $50 million of higher base management and franchise fees, $3 million of higher incentive management fees, $2 million of higher owned, leased, and other revenue net of direct expenses, and $1 million of increased joint venture equity earnings, partially offset by $3 million of higher general, administrative, and other expenses and $2 million of lower gains and other income. Higher base management and franchise fees were driven by higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and higher relicensing fees, as well as the additional 16 days of activity. The increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins, and also reflected fees for the additional 16 days of activity. Higher owned, leased, and other revenue net of direct expenses was primarily driven by $4 million in termination fees received in the 2013 first half. Higher general, administrative, and other expenses reflected net miscellaneous cost increases (which included expenses for the additional 16 days of activity).
Cost reimbursements revenue and expenses for our North American Limited-Service Lodging segment properties totaled $951 million in the 2013 first half, compared to $825 million in the 2012 first half.

International Lodging includes Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	Change 2013/2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012	Change 2013/2012
Segment revenues	$406	$306	33%	$746	$577	29%
Segment results	$37	$46	(20)%	$72	$81	(11)%
Since the 2012 second quarter, across our International Lodging segment we added 30 properties (6,952 rooms) and 13 properties (2,241 rooms) left the system.
Second Quarter. For the three months ended June 30, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide international properties increased by 2.4 percent to $118.52, occupancy for these properties increased by 1.7 percentage points to 73.4 percent, and average daily rates increased by 0.1 percent to $161.43. Comparable company-operated RevPAR improved significantly in Thailand, Indonesia, and the United Arab Emirates, while Europe experienced a very modest RevPAR increase with stronger demand in the Western Europe and northern United Kingdom markets and weaker demand in the Central Europe, Eastern Europe, and southern United Kingdom markets. Demand remained particularly weak in Egypt and Jordan. Demand in the Asia Pacific region continued to moderate, and RevPAR in Greater China was up modestly in the 2013 second quarter, compared to the year-ago quarter, reflecting moderating economic growth, declines in government related travel due to the country's change in leadership, and new supply in several markets.
The $9 million decrease in segment results, compared to the 2012 second quarter, predominantly reflected $8 million of higher general, administrative, and other expenses, $4 million of lower owned, leased, and other revenue net of direct expenses, and $3 million of decreased joint venture equity earnings, partially offset by $6 million of higher base management and franchise fees. The increase in base management and franchise fees largely reflected the additional seven days of activity, higher RevPAR due to increased demand, and new unit growth. The $8 million increase in general, administrative, and other expenses reflected a $5 million performance cure payment for one property and $6 million of increased other expenses including costs for functions moved from corporate headquarters to the continent offices and initiatives to enhance and grow our brands globally (which included expenses for the additional seven days of activity), partially offset by a favorable variance from $3 million of guarantee accruals in the 2012 second quarter. The $4 million decrease in owned, leased, and other revenue net of direct expenses largely reflected $6 million of net weaker results at several leased properties (which included the additional seven days of activity) and $4 million in costs related to three International segment leases we terminated, partially offset by $6 million of higher termination fees principally associated with one property. Lower joint venture equity earnings were primarily driven by decreased earnings at one joint venture.
Cost reimbursements revenue and expenses for our International Lodging segment properties totaled $247 million in the 2013 second quarter, compared to $151 million in the 2012 second quarter.
First Half. For the six months ended June 30, 2013, compared to the same six months of 2012, RevPAR for comparable systemwide international properties increased by 2.5 percent to $112.76, occupancy for these properties increased by 1.5 percentage points to 69.7 percent, and average daily rates increased by 0.2 percent to $161.73.

Comparable company-operated RevPAR improved significantly in Thailand, Indonesia, and the United Arab Emirates, while Europe experienced a modest RevPAR decrease reflecting weaker demand in the Central Europe, Eastern Europe, and the southern United Kingdom markets and stronger demand in the Western Europe and northern United Kingdom markets. Demand remained particularly weak in Egypt and Jordan. Demand in our Asia Pacific region continued to moderate, and RevPAR in Greater China increased modestly in the 2013 first half, compared to the year-ago period, reflecting moderating economic growth, declines in government related travel due to the country's change in leadership, and new supply in several markets.
The $9 million decrease in segment results, compared to the 2012 first half, predominantly reflected $14 million of higher general, administrative, and other expenses, $4 million of lower owned, leased, and other revenue net of direct expenses, and $3 million of decreased joint venture equity earnings, partially offset by $10 million of higher base management and franchise fees and $2 million of higher incentive management fees. The increase in base management and franchise fees largely reflected the additional 16 days of activity, higher RevPAR due to increased demand, and new unit growth. The $14 million increase in general, administrative, and other expenses primarily reflected a $5 million performance cure payment for one property, $5 million of increased expenses for functions moved from corporate headquarters to the continent offices and initiatives to enhance and grow our brands globally, and $7 million of other net miscellaneous cost increases (which included expenses for the additional 16 days of activity), partially offset by a favorable variance from $3 million of guarantee accruals in the 2012 first half. The $4 million decrease in owned, leased, and other revenue net of direct expenses largely reflected $5 million of net weaker results at several leased properties (which included the additional 16 days of activity) and $6 million in costs related to three International segment leases we terminated, partially offset by $6 million of higher termination fees principally associated with one property. Lower joint venture equity earnings were primarily driven by decreased earnings at one joint venture.
Cost reimbursements revenue and expenses for our International Lodging segment properties totaled $447 million in the 2013 first half, compared to $288 million in the 2012 first half.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	91 Days Ended June 30, 2013	84 Days Ended June 15, 2012	Change 2013/2012	184 Days Ended June 30, 2013	168 Days Ended June 15, 2012	Change 2013/2012
Segment revenues	$447	$428	4%	$914	$827	11%
Segment results	$23	$25	(8)%	$56	$46	22%
Since the 2012 second quarter, across our Luxury Lodging segment we added three properties (1,034 rooms) and one property (427 rooms) left the system. Since the 2012 second quarter, we also added two residential products (140 units) and no residential products left the system.
Second Quarter. For the three months ended June 30, 2013, compared to the same three months of 2012, RevPAR for comparable systemwide luxury properties increased by 5.9 percent to $238.26, occupancy increased by 2.0 percentage points to 71.3 percent, and average daily rates increased by 3.0 percent to $334.06.
The $2 million decrease in segment results, compared to the 2012 second quarter, largely reflected $6 million of lower owned, leased, and other revenue net of direct expenses and a $6 million increase in general, administrative, and other expenses, partially offset by $8 million of decreased joint venture equity losses and $3 million of higher base management fees. Lower owned, leased, and other revenue net of direct expenses largely reflected $4 million of lower branding fees and an unfavorable variance due to a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan. The $6 million increase in general, administrative, and other expenses reflected the $3 million impairment of deferred contract acquisition costs for a property that left our system and $3 million of other net miscellaneous cost increases (which included the additional seven days of activity). The $8 million decrease in joint venture equity losses reflected a favorable variance from the impairment of certain underlying residential properties at one joint venture in the 2012 second quarter. Higher base management fees stemmed from the additional seven days of activity, as well as increased RevPAR due to increased demand, and unit growth.

Cost reimbursements revenue and expenses for our Luxury Lodging segment properties totaled $363 million in the 2013 second quarter, compared to $341 million in the 2012 second quarter.
First Half. For the six months ended June 30, 2013, compared to the same six months of 2012, RevPAR for comparable systemwide luxury properties increased by 7.9 percent to $242.76, occupancy increased by 2.4 percentage points to 70.0 percent, and average daily rates increased by 4.2 percent to $346.98.
The $10 million increase in segment results, compared to the 2012 first half, reflected $10 million of higher base management fees, $8 million of decreased joint venture equity losses, and a $3 million increase in incentive management fees, partially offset by an $11 million increase in general, administrative, and other expenses. Higher base management fees stemmed from the additional 16 days of activity, a favorable variance from $3 million of fee reversals in the 2012 first half for two properties with contract revisions, increased RevPAR due to increased demand, and new unit growth. The $8 million decrease in joint venture equity losses reflected a favorable variance from the impairment of certain underlying residential properties at one joint venture in the 2012 first half. The $3 million increase in incentive management fees was primarily driven by higher property-level revenue which resulted in higher property-level income and margins, and also reflected fees for the extra 16 days of activity. The $11 million increase in general, administrative, and other expenses reflected the $3 million impairment of deferred contract acquisition costs for a property that left our system, an unfavorable variance from a $2 million guarantee accrual reversal in the 2012 first half, as well as $6 million of other net miscellaneous cost increases (which included expenses for the additional 16 days of activity).
Cost reimbursements revenue and expenses for our Luxury Lodging segment properties totaled $739 million in the 2013 second quarter, compared to $668 million in the 2012 second quarter.

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
During the 2013 first half, we granted 2.5 million RSUs, 0.2 million service and performance RSUs, 0.7 million SARs, and 0.1 million stock options. See Footnote No. 4, “Share-Based Compensation,” to our Financial Statements for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2, “New Accounting Standards,” to our Financial Statements for information related to our adoption of new accounting standards in the 2013 first half and for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
After the end of the second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility's expiration to July 18, 2018 and increase the facility size to $2,000 million of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged. For more information on our Credit Facility, see Footnote No. 9, "Long-term Debt," and also see the Current Report on Form 8-K that we filed with the SEC on July 19, 2013.
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
At June 30, 2013, our available borrowing capacity amounted to $786 million and reflected borrowing capacity of $678 million under our Credit Facility, prior to its being amended and restated as described above, and our cash balance of $108 million. We calculated that borrowing capacity by taking $1,750 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,071 million of outstanding commercial paper and $1 million of outstanding letters of credit under our Credit Facility.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect to continue meeting part of our financing and liquidity needs primarily through commercial paper borrowings, issuances of Senior Notes, and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the capital markets take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis and may have to rely more on borrowings under the Credit Facility, which we believe will be adequate to fund our liquidity needs, including repayment of debt obligations, but which may or may not carry a higher cost than commercial paper. Since we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.
Cash and cash equivalents totaled $108 million at June 30, 2013, an increase of $20 million from year-end 2012, reflecting cash inflows associated with the following: operating cash inflows ($610 million), increased borrowings related to the issuance of commercial paper ($553 million), common stock issuances ($70 million), and loan collections and sales, net of loan advances ($39 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($498 million), long-term debt repayments ($403 million) primarily related to the maturity of Series J Senior Notes, capital expenditures ($148 million), dividend payments ($93 million), net other investing cash outflows ($68 million), contract acquisition costs ($26 million), and equity and cost method investments ($16 million). Net other investing cash outflows included the purchase of a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security. See Footnote No. 5, "Fair Value of Financial Instruments" for more information.
Our ratio of current assets to current liabilities was roughly 0.6 to 1.0 at the end of the 2013 second quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $148 million in the 2013 first half and $257 million in the 2012 first half that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the 2013 first half decreased by $109 million compared to the year-ago period, primarily due to the 2012 first quarter acquisition of land and a building we plan to develop into a hotel. We expect investment spending for the 2013 full year will total approximately $600 million to $800 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2013 first half.
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
From time to time we make loans to owners of hotels that we operate or franchise. Loan collections and sales, net of loan advances, amounted to $39 million in the 2013 first half and $104 million in the 2012 first half. In the 2013 first half, our notes receivable balance for senior, mezzanine, and other loans decreased by $41 million, primarily reflecting collections on two MVW notes receivable issued to us in conjunction with the 2011 Timeshare spin-off.
Spin-off Cash Tax Benefits
As noted in Footnote No. 3, “Income Taxes,” all tax matters that could affect the Company's cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in the 2013 first quarter, and we expect that the spin-off will result in our realization through 2014 of approximately $480 million of cash tax benefits relating to the value of the timeshare business. We realized $228 million of those benefits through year-end 2012 and expect to realize approximately $95 million of further cash tax benefits in the second half of 2013. We did not realize any cash tax benefits in the 2013 first half.
Contractual Obligations
As of the end of the 2013 second quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Form 10-K, other than those resulting from changes in the amount of outstanding debt, including the issuances of commercial paper and the maturity of Series J Notes discussed below.
At the end of the 2013 second quarter, debt increased by $152 million to $3,087 million, compared to $2,935 million at year-end 2012, and reflected a $570 million increase in commercial paper borrowings, partially offset by the $400 million (book value) retirement, at maturity, of our Series J Senior Notes, $15 million in decreased borrowings under our Credit Facility, and decreases of $3 million in other debt (which includes capital leases). At the end of the 2013 second quarter, future debt payments plus interest (not including capital leases) totaled $3,493 million and are due as follows: $51 million in 2013; $99 million in 2014; $409 million in 2015; $1,432 million in 2016; $346 million in 2017; and $1,156 million thereafter.
During our 2013 first quarter, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Senior Notes. Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2013 second quarter, our long-term debt had an average interest rate of 3.2 percent and an average maturity of approximately 4.6 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2013 second quarter.
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
At the end of the 2013 second quarter, guarantees where we are the primary obligor decreased by $13 million to $211 million, compared to $224 million at year-end 2012, and reflected a $15 million decrease in operating profit guarantees, partially offset by a $2 million net increase in other guarantees. At the end of the 2013 second quarter, future guarantee commitment expirations are as follows: $3 million in 2013; $36 million in 2014; $19 million in 2015; $17 million in 2016; $46 million in 2017; and $90 million thereafter.
As of the end of the 2013 second quarter, guarantees where we are secondarily liable decreased by $57 million to $182 million, compared to $239 million at year-end 2012, and primarily reflected a $40 million decrease for an operating profit guarantee, which terminated upon restructuring of the underlying debt. At the end of the 2013 second quarter, future guarantee commitment expirations are as follows: $20 million in 2013; $39 million in 2014; $32 million in 2015; $20 million in 2016; $20 million in 2017; and $51 million thereafter. See the "Guarantees" caption in Footnote No. 11, "Contingencies" for additional information on our guarantees.
Share Repurchases
We purchased 12.4 million shares of our common stock during the 2013 first half, at an average price of $40.28 per share. See Part II, Item 2 of this Form 10-Q for more information on our share repurchases. As of June 30, 2013, 21.9 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
On February 15, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per share, which we paid on March 29, 2013 to shareholders of record on March 1, 2013. On May 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share, which we paid on June 28, 2013 to shareholders of record on May 24, 2013.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2013 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the first quarter of 2013, we began the phased implementation of an enterprise-wide financial systems project to upgrade our general ledger and reporting tools. In conjunction with that effort, we converted to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. We are performing the implementation in the ordinary course of business to increase efficiency and align our processes on a global basis, and we expect to continue the implementation over the next several quarters.

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
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, or a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which the Company fails or elects not to cure. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions regarding our management agreements and may do so in the future. In the event of any such termination, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate or franchise hotels and resorts in 72 countries, and our operations outside the United States represented approximately 17 percent of our revenues in the 2013 second quarter. We expect that the international share of our total revenues will continue to increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
Our new programs and new branded products may not be successful. We cannot assure you that our recently launched EDITION, Autograph Collection, and AC Hotels by Marriott brands, our recent acquisition of the Gaylord brand, our recently announced Moxy Hotels brand, or any new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
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
Technology, Information Protection, and Privacy Risks
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management, and property management systems, our Marriott Rewards and The Ritz-

Carlton Rewards programs, and technologies we make available to our guests. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis, and if we cannot do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.
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

Other Risks
Changes in laws and regulations could reduce our profits or increase our costs. Our businesses are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for financial reporting, taxes, health care, and the environment. Changes to these laws, regulations, and policies, including those associated with healthcare, tax or financial reforms, could reduce our profits. Further, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations, and policies, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations, or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
The 2011 spin-off of our former Timeshare business could result in significant tax liability to us and our shareholders. As discussed in more detail in Footnote No. 16, "Spin-off" to our Financial Statements in our 2012 Form 10-K, in 2011 we completed the spin-off of our timeshare operations and timeshare development business. Although we received a private letter ruling from the Internal Revenue Service ("IRS") and an opinion from our tax counsel confirming that the distribution of MVW common stock will not result in recognition, for U.S. federal income tax purposes, of income, gain or loss to us or our shareholders (except to the extent of cash received in lieu of fractional shares of MVW common stock), the private letter ruling and opinion that we received are subject to the continuing validity of any assumptions and representations reflected therein. In addition, an opinion from our tax counsel is not binding on the IRS or a court. Moreover, certain future events that may or may not be within our control, including certain extraordinary purchases of our stock or MVW's stock, could cause the distribution not to qualify as tax-free. Accordingly, the IRS could determine that the distribution of the MVW common stock was a taxable transaction and a court could agree with the IRS. If the distribution of the MVW common stock was determined to be taxable for U.S. federal income tax purposes, we and our shareholders who received shares of MVW common stock in the spin-off could incur significant tax liabilities. Under the tax sharing and indemnification agreement that we entered into with MVW, we are entitled to indemnification from MVW for certain taxes and related losses resulting from the failure of the distribution of MVW common stock to qualify as tax-free as a result of (1) any breach by MVW or its subsidiaries of the covenants on the preservation of the tax-free status of the distribution, (2) certain acquisitions of equity securities or assets of MVW or its subsidiaries, and (3) any breach by MVW or its subsidiaries of certain representations in the documents submitted to the IRS and the separation documents relating to the spin-off. If, however, the distribution failed to qualify as a tax-free transaction for reasons other than those specified in the indemnification provisions of the tax sharing and indemnification agreement, liability for any resulting taxes for the distribution would be apportioned between us and MVW based on our relative fair market values.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2013 - April 30, 2013	2.7	$41.21	2.7	26.2
May 1, 2013 - May 31, 2013	0.3	$42.55	0.3	25.9
June 1, 2013 - June 30, 2013	4.0	$40.30	4.0	21.9

(1)
On February 15, 2013, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. Prior to that authorization, we had announced on February 10, 2012, that our Board of Directors had increased, by 35 million shares, the authorization to repurchase our common stock. As of June 30, 2013, 21.9 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

10	U.S. $2,000,000,000 Third Amended and Restated Credit Agreement dated as of July 18, 2013 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 19, 2013 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the 91 days ended June 30, 2013, and 84 days ended June 15, 2012, as well as the 184 days ended June 30, 2013, and 168 days ended June 15, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income for the 91 days ended June 30, 2013, and 84 days ended June 15, 2012, as well as the 184 days ended June 30, 2013, and 168 days ended June 15, 2012; (iii) the Condensed Consolidated Balance Sheets at June 30, 2013, and December 28, 2012; and (iv) the Condensed Consolidated Statements of Cash Flows for the 184 days ended June 30, 2013, and 168 days ended June 15, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
1st day of August, 2013

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer