Form 10-Q
period 2013-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2013-10-31
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 299,538,446 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 18, 2013.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

		Page No.

Part I.	Financial Information (Unaudited):

Item 1.	Financial Statements

	Condensed Consolidated Statements of Income - 92 Days and 276 Days Ended September 30, 2013 and 84 Days and 252 Days Ended September 7, 2012	2

	Condensed Consolidated Statements of Comprehensive Income - 92 Days and 276 Days Ended September 30, 2013 and 84 Days and 252 Days Ended September 7, 2012	3

	Condensed Consolidated Balance Sheets - as of September 30, 2013, and December 28, 2012	4

	Condensed Consolidated Statements of Cash Flows - 276 Days Ended September 30, 2013 and 252 Days Ended September 7, 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Forward-Looking Statements	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

Part II.	Other Information:

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

	Signatures	60

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
REVENUES
Base management fees	$150	$134	$469	$399
Franchise fees	175	149	503	420
Incentive management fees	53	36	183	142
Owned, leased, corporate housing, and other revenue	220	200	690	681
Cost reimbursements	2,562	2,210	7,720	6,415
	3,160	2,729	9,565	8,057
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	186	174	569	572
Reimbursed costs	2,562	2,210	7,720	6,415
General, administrative, and other	167	132	526	439
	2,915	2,516	8,815	7,426
OPERATING INCOME	245	213	750	631
Gains and other income	1	36	14	43
Interest expense	(28)	(29)	(88)	(96)
Interest income	5	3	13	10
Equity in losses	—	(1)	(2)	(10)
INCOME BEFORE INCOME TAXES	223	222	687	578
Provision for income taxes	(63)	(79)	(212)	(188)
NET INCOME	$160	$143	$475	$390
EARNINGS PER SHARE-Basic
Earnings per share	$0.53	$0.45	$1.55	$1.19
EARNINGS PER SHARE-Diluted
Earnings per share	$0.52	$0.44	$1.51	$1.16
CASH DIVIDENDS DECLARED PER SHARE	$0.1700	$0.1300	$0.4700	$0.3600
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
Net income	$160	$143	$475	$390
Other comprehensive income (loss):
Foreign currency translation adjustments	11	5	(2)	(1)
Other derivative instrument adjustments, net of tax	(6)	—	—	1
Unrealized gain (loss) on available-for-sale securities, net of tax	—	—	4	(1)
Reclassification of (gains) losses, net of tax	—	(1)	(7)	—
Total other comprehensive loss, net of tax	5	4	(5)	(1)
Comprehensive income	$165	$147	$470	$389

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2013	December 28, 2012
ASSETS
Current assets
Cash and equivalents	$144	$88
Accounts and notes receivable	972	1,028
Current deferred taxes, net	217	280
Prepaid expenses	57	57
Other	24	22
Assets held for sale	232	—
	1,646	1,475
Property and equipment	1,489	1,539
Intangible assets
Goodwill	874	874
Contract acquisition costs and other	1,115	1,115
	1,989	1,989
Equity and cost method investments	228	216
Notes receivable	137	180
Deferred taxes, net	671	676
Other	320	267
	$6,480	$6,342
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$52	$407
Accounts payable	496	569
Accrued payroll and benefits	733	745
Liability for guest loyalty programs	583	593
Other	558	459
	2,422	2,773
Long-term debt	3,104	2,528
Liability for guest loyalty programs	1,450	1,428
Other long-term liabilities	913	898
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,670	2,585
Retained earnings	3,763	3,509
Treasury stock, at cost	(7,798)	(7,340)
Accumulated other comprehensive loss	(49)	(44)
	(1,409)	(1,285)
	$6,480	$6,342

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
OPERATING ACTIVITIES
Net income	$475	$390
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	113	100
Income taxes	67	154
Liability for guest loyalty programs	5	(9)
Asset impairments and write-offs	19	13
Working capital changes and other	126	160
Net cash provided by operating activities	805	808
INVESTING ACTIVITIES
Capital expenditures	(226)	(316)
Dispositions	—	65
Loan advances	(5)	(2)
Loan collections and sales	62	126
Equity and cost method investments	(16)	(12)
Contract acquisition costs	(36)	(52)
Other	(88)	(22)
Net cash used in investing activities	(309)	(213)
FINANCING ACTIVITIES
Commercial paper/credit facility, net	268	110
Issuance of long-term debt	345	590
Repayment of long-term debt	(405)	(368)
Issuance of Class A Common Stock	141	81
Dividends paid	(144)	(110)
Purchase of treasury stock	(644)	(884)
Other	(1)	(11)
Net cash used in financing activities	(440)	(592)
INCREASE IN CASH AND EQUIVALENTS	56	3
CASH AND EQUIVALENTS, beginning of period	88	102
CASH AND EQUIVALENTS, end of period	$144	$105
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
These condensed consolidated Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). Although we believe our disclosures are adequate to make the information presented not misleading, you should read the financial statements in this report in conjunction with the consolidated financial statements and notes to those financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2012 (“2012 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2012 Form 10-K.
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
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each:

Reporting Period	Date Range	Number of Days
2013 third quarter	July 1, 2013 - September 30, 2013	92
2012 third quarter	June 16, 2012 - September 7, 2012	84
2013 first three quarters	December 29, 2012 - September 30, 2013	276
2012 first three quarters	December 31, 2011 - September 7, 2012	252
2013 fiscal year	December 29, 2012 - December 31, 2013	368
2012 fiscal year	December 31, 2011 - December 28, 2012	364

As a result of the change in our calendar, our 2013 third quarter had 8 more days of activity than our 2012 third quarter, and our 2013 first three quarters had 24 more days of activity than our 2012 first three quarters. Compared to the corresponding periods in 2012, our 2013 full fiscal year will have 4 more days and our 2013 fourth quarter will have 20 fewer days.
In our opinion, our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2013, and December 28, 2012, the results of our operations for the 92 days and 276 days ended September 30, 2013, and 84 days and 252 days ended September 7, 2012, and cash flows for the 276 days ended September 30, 2013, and 252 days ended September 7, 2012. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

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
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service ("IRS") has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participated in the IRS Compliance Assurance Program ("CAP"), which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return, for the 2010 through 2013 tax years. For the 2010 and 2011 tax years, all but one issue, which we are appealing, have been resolved, including all matters that could affect the Company's cash tax benefits related to our spin-off in 2011 of our timeshare operations and timeshare development business. The audit for the 2012 tax year is substantially complete, and we expect that, with the exception of one issue which we will appeal, all issues will be resolved. The audit for the 2013 tax year is currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
At the end of the 2013 third quarter, our unrecognized tax benefits balance was $29 million, unchanged from the end of the 2013 second quarter and year-end 2012. The unrecognized tax benefits balance included $13 million of tax positions that, if recognized, would impact our effective tax rate.
As a large taxpayer, the IRS and other taxing authorities continually audit us. We anticipate resolving an international issue which arose in 2011 related to financing activity during the next 12 months for which we have an unrecognized tax benefit of $5 million.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "Act") was signed into law. Some of the provisions contained in the Act were retroactive, and we recognized a $3 million benefit in the 2013 first three quarters related to the Act.

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
We recorded share-based compensation expense for award grants of $22 million for the 2013 third quarter, $19 million for the 2012 third quarter, $69 million for the 2013 first three quarters, and $57 million for the 2012 first three quarters. Deferred compensation costs related to unvested awards totaled $137 million at September 30, 2013 and $122 million at December 28, 2012.
RSUs
We granted 2.5 million RSUs during the 2013 first three quarters to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million service and performance RSUs ("S&P RSUs") during the 2013 first three quarters to certain named executive officers. In addition to generally being subject to pro-rata annual vesting conditioned on continued service consistent with the standard form of RSU, these S&P RSUs are also subject to the satisfaction of a performance condition, expressed as an EBITDA goal. RSUs, including S&P RSUs, granted in the 2013 first three quarters had a weighted average grant-date fair value of $37.
SARs and Stock Options
We granted 0.7 million SARs and 0.1 million stock options to officers, key employees, and directors during the 2013 first three quarters. These SARs and options generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2013 first three quarters was $13 and the weighted average exercise price was $39. The weighted average grant-date fair value of stock options granted in the 2013 first three quarters was $13 and the weighted average exercise price was $39.
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
We used the following assumptions to determine the fair value of the SARs and stock options we granted during the 2013 first three quarters:

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
Other Information
As of the end of the 2013 third quarter, we had reserved 34 million shares under the Stock Plan, including 13 million shares under the Stock Option Program and the SAR Program.
5.Fair Value of Financial Instruments
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At September 30, 2013		At December 28, 2012
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$19	$24	$21	$23
Senior, mezzanine, and other loans	137	138	180	172
Marketable securities and other debt securities	106	106	56	56

Total long-term financial assets	$262	$268	$257	$251
Senior Notes	$(2,184)	$(2,290)	$(1,833)	$(2,008)
Commercial paper	(790)	(790)	(501)	(501)
Other long-term debt	(125)	(131)	(130)	(139)
Other long-term liabilities	(54)	(54)	(69)	(69)

Total long-term financial liabilities	$(3,153)	$(3,265)	$(2,533)	$(2,717)
We estimate the fair value of our cost method investments by applying a cap rate to stabilized earnings (a market approach using Level 3 inputs). During the 2012 third quarter, we determined that a cost method investment was other-than-temporarily impaired and, accordingly, we recorded the investment at its fair value as of the end of the 2012 third quarter ($12 million) and reflected a $7 million loss in the "Gains and other income" caption of our Income Statement. We estimated the fair value of the investment using cash flow projections discounted at risk premiums commensurate with market conditions. We used Level 3 inputs for these discounted cash flow analyses and our assumptions included revenue forecasts, cash flow projections, and timing of the sale of each hotel in the underlying investment.
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We are required to carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at the end of our 2013 third quarter was $38 million. In the 2013 second quarter, we acquired a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security (with an amortized cost of $68 million at the end of the 2013 third quarter, including accrued interest income), and we included it in the "Marketable securities and other debt securities" caption in the preceding table. We estimated the $68 million fair value of this debt security by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. The debt security matures in 2015 subject to annual extensions through 2018. We do not intend to sell the debt security and it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, which may be maturity.
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
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 9, "Long-term Debt," even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2013 third quarter and year-end 2012, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. As noted in Footnote No. 11, "Contingencies," we measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2013 third quarter and year-end 2012, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2012 Form 10-K for more information on the input levels we use in determining fair value.

6.	Earnings Per Share
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$160	$143	$475	$390
Weighted average shares outstanding	301.9	319.4	306.8	327.0
Basic earnings per share	$0.53	$0.45	$1.55	$1.19
Computation of Diluted Earnings Per Share
Net income	$160	$143	$475	$390
Weighted average shares outstanding	301.9	319.4	306.8	327.0
Effect of dilutive securities
Employee stock option and SARs plans	3.8	6.0	4.1	6.5
Deferred stock incentive plans	0.8	0.8	0.8	0.9
Restricted stock units	3.0	3.1	3.1	3.1
Shares for diluted earnings per share	309.5	329.3	314.8	337.5
Diluted earnings per share	$0.52	$0.44	$1.51	$1.16
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

Pursuant to the applicable accounting guidance for calculating earnings per share, we have not included the following stock options and SARs in our calculation of diluted earnings per share because the exercise prices were greater than the average market prices for the applicable periods:

(a)	for the 2013 third quarter, 0.4 million options and SARs;

(b)	for the 2012 third quarter, 1.0 million options and SARs;

(c)	for the 2013 first three quarters, 0.4 million options and SARs; and

(d)	for the 2012 first three quarters, 1.0 million options and SARs.

7.	Property and Equipment
The following table shows the composition of our property and equipment balances at the end of the 2013 third quarter and year-end 2012:

	At Period End
($ in millions)	September 30, 2013	December 28, 2012
Land	$550	$590
Buildings and leasehold improvements	731	703
Furniture and equipment	853	854
Construction in progress	327	383
	2,461	2,530
Accumulated depreciation	(972)	(991)
	$1,489	$1,539

The following table shows the composition of these property and equipment balances that we recorded as capital leases:

	At Period End
($ in millions)	September 30, 2013	December 28, 2012
Land	$31	$30
Buildings and leasehold improvements	150	143
Furniture and equipment	42	38
Construction in progress	2	4
	225	215
Accumulated depreciation	(89)	(82)
	$136	$133

8.	Notes Receivable
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2013 third quarter and year-end 2012:

	At Period End
($ in millions)	September 30, 2013	December 28, 2012
Senior, mezzanine, and other loans	$189	$242
Less current portion	(52)	(62)
	$137	$180

The following table shows the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2013 third quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2013	$23
2014	38
2015	75
2016	4
2017	2
Thereafter	47
Balance at September 30, 2013	$189
Weighted average interest rate at September 30, 2013	4.7%
Range of stated interest rates at September 30, 2013	0 to 8.0%

The following table shows the unamortized discounts for our notes receivable at the end of the 2013 third quarter and year-end 2012:

Notes Receivable Unamortized Discounts ($ in millions)	Total
Balance at year-end 2012	$11
Balance at September 30, 2013	$12

At the end of the 2013 third quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $102 million, and we had a $92 million notes receivable reserve representing an allowance for credit losses, leaving $10 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2012, our recorded investment in impaired “Senior, mezzanine, and other loans” was $93 million, and we had a $79 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $104 million for the 2013 third quarter, $98 million for the 2013 first three quarters, $101 million for the 2012 third quarter, and $99 million for the 2012 first three quarters.
The following table summarizes the activity related to our “Senior, mezzanine, and other loans” notes receivable reserve for the 2013 first three quarters:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2012	$79
Transfers and other	13
Balance at September 30, 2013	$92
We do not have any past due senior, mezzanine, and other loans as of the end of the 2013 third quarter.

9.	Long-term Debt
We provide detail on our long-term debt balances in the following table as of the end of the 2013 third quarter and year-end 2012:

	At Period End
($ in millions)	September 30, 2013	December 28, 2012
Senior Notes:
Series G, interest rate of 5.810%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.68%)(1)	$311	$309
Series H, interest rate of 6.200%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.37%)(1)	289	289
Series I, interest rate of 6.375%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.52%)(1)	292	292
Series J, matured February 15, 2013	—	400
Series K, interest rate of 3.000%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.45%)(1)	595	594
Series L, interest rate of 3.250%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.35%)(1)	349	349
Series M, interest rate of 3.375%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.60%)(1)	348	—
Commercial paper, average interest rate of 0.33% at September 30, 2013	790	501
$2,000 Credit Facility	—	15
Other	182	186
	3,156	2,935
Less current portion	(52)	(407)
	$3,104	$2,528

(1)	Face amount and effective interest rate are as of September 30, 2013.

All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
In the 2013 first quarter, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Notes.
In the 2013 third quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility's expiration from June 23, 2016 to July 18, 2018 and increase the facility size from $1,750 million to $2,000 million of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged, and the facility continues to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at September 30, 2013.
In the 2013 third quarter, we issued $350 million aggregate principal amount of 3.375 percent Series M Notes due 2020 (the "Series M Notes"). We received net proceeds of approximately $345 million from the offering, after deducting the underwriting discount and estimated expenses. We will pay interest on the Series M Notes on April 15 and October 15 of each year, commencing on April 15, 2014. The Notes will mature on October 15, 2020, and we may redeem them, in whole or in part, at our option, under the terms provided in the form of Note. We issued the Series M

Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee.
We show future principal payments for our debt as of the end of the 2013 third quarter in the following table:

Debt Principal Payments ($ in millions)	Amount
2013	$2
2014	52
2015	318
2016	297
2017	301
Thereafter	2,186
Balance at September 30, 2013	$3,156
We paid cash for interest, net of amounts capitalized, of $58 million in the 2013 first three quarters and $62 million in the 2012 first three quarters.

10.	Comprehensive Income and Capital Structure

The following table details the accumulated other comprehensive income (loss) activity for the 2013 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance at year-end 2012	$(32)	$(19)	$7	$(44)
Other comprehensive (loss) income before reclassifications (1)	(2)	—	4	2
Amounts reclassified from accumulated other comprehensive loss	—	(1)	(6)	(7)
Net other comprehensive loss	(2)	(1)	(2)	(5)
Balance at September 30, 2013	$(34)	$(20)	$5	$(49)

(1)
We present the portions of other comprehensive income (loss) before reclassifications for the 2013 first three quarters that relate to unrealized gains on available-for-sale securities net of $3 million of deferred taxes.

The following table details the effect on net income of significant amounts reclassified out of accumulated other comprehensive loss for the 2013 first three quarters:

($ in millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Components	276 Days Ended September 30, 2013	Income Statement Line Item Affected

Other derivative instrument adjustments
Other, net	$1	Net income

Unrealized gains on available-for-sale securities
Sale of an available-for-sale security	$10	Gains and other income
	10	Income before income taxes
	(4)	Provision for income taxes
	$6	Net income
The following table details the changes in common shares outstanding and shareholders’ deficit for the 2013 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.9	Balance at year-end 2012	$(1,285)	$5	$2,585	$3,509	$(7,340)	$(44)
—	Net income	475	—	—	475	—	—
—	Other comprehensive loss	(5)	—	—	—	—	(5)
—	Cash dividends ($0.4700 per share)	(144)	—	—	(144)	—	—
5.1	Employee stock plan issuance	179	—	85	(77)	171	—
(15.6)	Purchase of treasury stock	(629)	—	—	—	(629)	—
300.4	Balance at September 30, 2013	$(1,409)	$5	$2,670	$3,763	$(7,798)	$(49)

11.	Contingencies
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
We measure and record our liability for the fair value of a guarantee on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. We generally base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use internal analyses based primarily on market comparable data and our assumptions about market capitalization rates, credit spreads, growth rates, and inflation. We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at September 30, 2013 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$76	$6
Operating profit	105	44
Other	16	1
Total guarantees where we are the primary obligor	$197	$51
We included our liability at September 30, 2013 for guarantees for which we are the primary obligor in our Balance Sheet as follows: $3 million in “Other current liabilities” and $48 million in “Other long-term liabilities.”
Our guarantees listed in the preceding table include $13 million of debt service guarantees, $5 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The preceding table does not include the following guarantees:

•
$106 million of guarantees for Senior Living Services lease obligations of $78 million (expiring in 2018) and lifecare bonds of $28 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $4 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $23 million of the lifecare bonds, and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at September 30, 2013. In 2011 Sunrise provided us $3 million cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc., and Sunrise's management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O'Keefe & Co., Coastwood Senior Housing Partners LLC, and Health Care REIT. In conjunction with this acquisition, Sunrise funded an additional $2 million cash collateral and certified that the $85 million letter of credit remains in full force and effect.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $36 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $5 million (€4 million) of which remained at September 30, 2013. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation ("MVW") payment obligations, for which we currently have a total exposure of $22 million, relate to a project completion guarantee, various letters of credit, and several guarantees. MVW has indemnified us for these obligations. At the end of the 2013 third quarter, we expect these obligations will expire as follows: $1 million in 2013, $5 million in 2014, $3 million in 2017, and $13 million (17 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at September 30, 2013.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood. Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2013 third quarter for this guarantee is $11 million in future rent payments if the lease is terminated through 2013 and will be reduced to $6 million if the lease is terminated from 2014 through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at September 30, 2013.

•
A guarantee for two adjoining leases, originally entered into in 2000 and 2006, for which we became secondarily liable in the 2013 third quarter as a result of our assignment of the leases to Accenture LLP.  Accenture is the primary obligor and has indemnified us for the obligations under these leases and the guarantee. Our total exposure at the end of the 2013 third quarter is $7 million related to future rent payments through the end of the leases in 2017.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, as of September 30, 2013, we had the following commitments outstanding:

•
A commitment to invest up to $10 million of equity for a noncontrolling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $9 million of this commitment as follows: $7 million in 2014, and $2 million in 2015. We do not expect to fund the remaining $1 million of this commitment.

•
A commitment to invest up to $23 million of equity for noncontrolling interests in partnerships that plan to purchase or develop limited-service properties in Asia. We expect to fund $23 million of this commitment as follows: $2 million in 2013, $13 million in 2014, and $8 million in 2015.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment as follows: $8 million in 2014 and $3 million in 2015.

•	A commitment to invest $20 million in the renovation of a leased hotel. We expect to fund this commitment by the end of 2015.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 45 percent interest in two joint ventures over the next 8 years at a price based on the performance of the ventures. We made a $12 million (€9 million) deposit in conjunction with this contingent obligation in 2011 and $8 million (€6 million) in deposits in 2012. In the 2013 first quarter we acquired an additional five percent noncontrolling interest in each venture, applying $5 million (€4 million) of those deposits. The remaining deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
We have a right and under certain circumstances an obligation during the next year to acquire, for approximately $45 million (€33 million), the landlord’s interest in the real estate property and attached assets of a hotel that we lease. We have recorded the lease as a capital lease.

•
Various commitments for the purchase of information technology hardware, software, as well as accounting, finance, and maintenance services in the normal course of business totaling $116 million. We expect to fund these commitments as follows: $33 million in 2013, $53 million in 2014, $17 million in 2015, and $13 million in 2016. The majority of these commitments will be recovered through cost reimbursement charges to properties in our system.

•	Several commitments aggregating $34 million with no expiration date and which we do not expect to fund.

•
A commitment to invest up to $10 million under certain circumstances for additional mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels. We may fund this commitment, which expires in 2015 subject to annual extensions through 2018; however, we have not yet determined the amount or timing of any potential funding.

•
$5 million loan commitment that we extended to an owner of a lodging property in the 2013 third quarter which will expire in the 2013 fourth quarter. We funded $1 million in the 2013 third quarter, expect to fund $3 million in the 2013 fourth quarter, and do not expect to fund the remaining $1 million.

At September 30, 2013, we had $68 million of letters of credit outstanding ($67 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of September 30, 2013, totaled $121 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties completed limited discovery concerning the issues of statute of limitations and class certification. We opposed Plaintiffs' motion for class certification in October 2012, and we filed a motion for summary judgment on the issue of statute of limitations in December 2012. A hearing on both issues was held on June 7, 2013, after which we submitted a post-hearing supplemental brief and plaintiffs responded. On August 9, 2013, the court denied our motion for summary judgment on the issue of statute of limitations and deferred its ruling on class certification. We moved to amend the court's judgment on our motion for summary judgment in order to certify an interlocutory appeal, which was denied. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to whether a class will be certified and if so as to the size of the class, and the possibility of our prevailing on our statute of limitations defense on appeal may significantly limit any claims for damages.
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

Revenues

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
North American Full-Service Segment	$1,595	$1,332	$4,935	$4,006
North American Limited-Service Segment	695	612	1,970	1,735
International Segment	385	321	1,131	898
Luxury Segment	416	394	1,330	1,221
Total segment revenues	3,091	2,659	9,366	7,860
Other unallocated corporate	69	70	199	197
	$3,160	$2,729	$9,565	$8,057

Net Income (Loss)

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
North American Full-Service Segment	$96	$76	$341	$275
North American Limited-Service Segment	131	157	372	347
International Segment	39	36	111	117
Luxury Segment	22	20	78	66
Total segment financial results	288	289	902	805
Other unallocated corporate	(42)	(41)	(140)	(141)
Interest expense and interest income	(23)	(26)	(75)	(86)
Income taxes	(63)	(79)	(212)	(188)
	$160	$143	$475	$390
Equity in Losses of Equity Method Investees

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
North American Full-Service Segment	$1	$—	$3	$1
North American Limited-Service Segment	—	—	2	1
International Segment	(1)	—	(2)	2
Luxury Segment	—	—	(3)	(11)
Total segment equity in losses	—	—	—	(7)
Other unallocated corporate	—	(1)	(2)	(3)
	$—	$(1)	$(2)	$(10)

Assets

	At Period End
($ in millions)	September 30, 2013	December 28, 2012
North American Full-Service Segment	$1,546	$1,517
North American Limited-Service Segment	480	492
International Segment	1,140	1,056
Luxury Segment	1,321	1,174
Total segment assets	4,487	4,239
Other unallocated corporate	1,993	2,103
	$6,480	$6,342

13.	Acquisitions and Dispositions

2013 Completed Acquisitions
In the 2013 third quarter, we paid a cash deposit of $5 million toward the acquisition of a managed property we plan to renovate. After the 2013 third quarter, we acquired that property for an additional $110 million in cash.

2013 Planned Dispositions
On July 30, 2013, we entered into a non-binding letter of intent ("LOI") to sell the London, Miami and New York EDITION-branded hotels for approximately $800 million. If the transaction goes forward, we expect the sale of the London EDITION to occur in the 2013 fourth quarter and the sale of the Miami EDITION and New York

EDITION to occur after construction is complete, with the company retaining long-term management agreements for each hotel. The London EDITION opened on September 12, 2013, and we subsequently reclassified the related $232 million in Luxury segment assets ($225 million in property and equipment and $7 million in current assets) to the "Assets held for sale" caption and $9 million in Luxury segment liabilities to liabilities held for sale within the "Other current liabilities" caption of the Balance Sheet as of the end of the 2013 third quarter. We did not recognize a gain or loss in the 2013 third quarter as a result of this reclassification. We did not reclassify the Miami EDITION or the New York EDITION assets and liabilities as held for sale because the hotels are under construction and not available for immediate sale in their present condition.

14.	Variable Interest Entities
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
In the 2013 second quarter, we purchased a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels, which we also manage. Please see Footnote No. 5, "Fair Value of Financial Instruments" for further information on the purchase and Footnote No. 11, "Contingencies" for information on the commitment we entered into as part of this transaction. Based on qualitative and quantitative analyses, we concluded that the entity in which we invested is a variable interest entity because it is capitalized primarily with debt. We did not consolidate the entity because we do not have the power to direct the activities that most significantly impact the entity's economic performance. Inclusive of our contingent future funding commitment, our maximum exposure to loss at the end of the 2013 third quarter is $78 million.
In conjunction with the transaction with CTF that we describe more fully in our Annual Report on Form 10-K for 2007 in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities that are 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At September 30, 2013, we managed four hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets, consisting of hotel working capital and furniture, fixtures, and equipment. As part of the 2005 transaction, CTF placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully for two of these properties and partially for the other two properties. The trust account was fully depleted prior to year-end 2011. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have the power to direct the activities that most significantly impact the entities' economic performance. We are liable for rent payments (totaling $6 million) for two of the four hotels if there are cash flow shortfalls, and these two hotels have lease terms of less than one year. In addition, as of the end of the 2013 third quarter we are liable for rent payments of up to an aggregate cap of $6 million for the two other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

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

Reporting Period	Date Range	Number of Days
2013 third quarter	July 1, 2013 - September 30, 2013	92
2012 third quarter	June 16, 2012 - September 7, 2012	84
2013 first three quarters	December 29, 2012 - September 30, 2013	276
2012 first three quarters	December 31, 2011 - September 7, 2012	252
As a result of these differences in our reporting periods, we had eight more days of activity in our 2013 third quarter than we had in our 2012 third quarter, which we estimate resulted in $37 million of additional combined base management fee, franchise fee, and incentive management fee revenues and $26 million of additional operating income. Likewise, we had 24 more days of activity in our 2013 first three quarters than we had in our 2012 first three quarters, which we estimate resulted in $99 million of additional combined base management fee, franchise fee, and incentive management fee revenues and $71 million of additional operating income. We discuss other aspects of the estimated impacts from the reporting period changes in more detail in the following sections beginning with “Revenues.”
Lodging Business
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 72 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2013 third quarter, we had 3,883 properties (670,507 rooms) in our system, including 37 home and condominium products (4,067 units) for which we manage the related owners’ associations.
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
Under our business model, we typically manage or franchise hotels, rather than own them. At September 30, 2013, we operated 42 percent of the hotel rooms in our worldwide system under management agreements, our franchisees operated 55 percent under franchise agreements, unconsolidated joint ventures that we have an interest in held management and provided services to franchised hotels for 1 percent, and we owned or leased only 2 percent.
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
Lodging Performance Measures
We believe Revenue per Available Room ("RevPAR"), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR statistics, including occupancy and average daily rate, throughout this report reflect the three and nine calendar months ended September 30, 2013 or September 30, 2012, as applicable. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.

Lodging Results
Conditions for our lodging business continued to improve in the 2013 first three quarters, reflecting generally low supply growth in the United States ("U.S."), a favorable economic climate in many markets around the world, improved pricing in most markets, and a year-over-year increase in the number of properties in our system. Demand was particularly strong at luxury properties, followed by full-service properties, and limited-service properties.
Comparable worldwide systemwide average daily rates for the three months ended September 30, 2013 increased 3.4 percent on a constant dollar basis to $140.53, RevPAR increased 4.8 percent to $104.77, and occupancy increased 1.0 percentage points to 74.6 percent, compared to the same period a year ago. Comparable worldwide systemwide average daily rates for the nine months ended September 30, 2013 increased 3.4 percent on a constant dollar basis to $142.76, RevPAR increased 4.8 percent to $103.62, and occupancy increased 0.9 percentage points to 72.6 percent, compared to the same period a year ago.
Continuing uncertainty in the U.S., particularly associated with government austerity and its impact on the overall economy, had a dampening effect on short-term group customer demand through the 2013 second quarter. Short-term group customer demand improved in the 2013 third quarter, benefiting from better attendance at group functions. Group bookings in the 2013 third quarter for future short-term group business also improved. Government and government-related demand was constrained due to government spending restrictions, particularly in Washington D.C. and the surrounding areas. For full year 2012, we estimate that government and government-related business made up 5 percent of room nights across our North American system. Transient demand was particularly strong in the western U.S. where we continued to eliminate discounts, shift business into higher rated price categories, and raise room rates. Leisure destinations in the U.S. had strong demand. In the northeast U.S., weak group demand in the region, particularly in the first half of 2013, new supply in the city of New York, and weak government and government-related business in Washington D.C. constrained RevPAR improvement.
Western Europe experienced modest RevPAR growth in the 2013 third quarter, while Eastern Europe, and Russia in particular, as well as Northern United Kingdom had strong demand. London RevPAR declined, reflecting a tough comparison to last year’s Olympic Games. Demand remained weak in European markets more dependent on regional travel and new supply and weak economies constrained RevPAR growth in a few markets. In the Middle East, demand was strong in the United Arab Emirates, more modest in Qatar, and weakened further in Egypt and Jordan. Demand in the Asia Pacific region continued to moderate, as our hotels in China experienced weaker government-related travel due to the country's change in leadership, moderating economic growth, and new supply in several markets. Thailand, Indonesia, and Japan had higher demand and strong RevPAR growth in the 2013 first three quarters.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2013 first three quarters, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and actively pursue productivity improvements.
The properties in our system serve both transient and group customers. Business transient and leisure transient demand were strong in the 2013 first three quarters. For group business, two-thirds is typically booked before the year of arrival and one-third is booked in the year of arrival. Also, during an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. During the recent economic recession, organizers of large group meetings scheduled smaller and fewer meetings to take place in 2013 than was previously typical. As the U.S. economy recovered, we replaced this lower level of large advance-purchase groups with smaller, last-minute group bookings and transient business. Last-minute group demand weakened during the first half of 2013, largely driven by weak corporate business and soft government demand at many properties, but improved in the 2013 third quarter relative to the 2013 first half. Government group demand remains weak, including fewer meetings and lower attendance.

While the short-term group demand shortfalls in the 2013 first half were largely mitigated by strong transient demand leading to strong occupancy rates, property-level food and beverage revenues increased year over year more slowly than room revenue, as transient guests typically spend less on food and beverage than group customers. In addition, spending on food and beverage was cautious in the 2013 first three quarters due to the somewhat uncertain economic climate and government spending restrictions in the U.S.
As of the end of the 2013 third quarter, the group revenue pace for company-operated Marriott Hotels brand properties in North America for the remainder of 2013 is up nearly 7 percent. Our group revenue booking pace for company-operated Marriott Hotels brand properties in North America is up over 4 percent for 2014, compared to a 2 percent increase in group revenue booking pace for 2014 at the end of the 2013 second quarter and a 1 percent increase in group revenue booking pace for 2014 a year ago, reflecting improved group demand, greater pricing power, and increased bookings in the 2013 third quarter for corporate business such as training meetings and new product launches.
Lodging System Growth and Pipeline
During the 2013 first three quarters, we added 17,900 rooms (gross) to our system. Approximately 36 percent of new rooms are located outside the United States and 29 percent of the room additions are conversions from competitor brands. At the end of the 2013 third quarter, we have over 144,000 rooms in our lodging development pipeline, which we define as hotels under signed contracts, including hotels pending conversion to one of our brands, compared to nearly 141,000 rooms at the end of the 2013 second quarter, using a comparable methodology. Beginning in the 2013 third quarter, we changed our methodology of measuring our lodging development pipeline conforming to the new STR (Smith Travel Research) guidelines designed to improve comparability across other lodging companies and more accurately measure industry supply growth. In addition to our lodging development pipeline, at the end of the 2013 third quarter, we also have more than 31,000 rooms approved for development but not yet under signed contracts compared to over 15,000 such rooms at the end of the 2013 second quarter. For the 2013 full year, we expect to add nearly 30,000 rooms (gross) to our system. We expect approximately 10,000 rooms to exit the system during the 2013 full year, largely due to financial and quality issues. The figures in this paragraph do not include residential and timeshare units.

CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2013 third quarter compared to the 2012 third quarter, and the 2013 first three quarters compared to the 2012 first three quarters.
Revenues
Third Quarter. Revenues increased by $431 million (16 percent) to $3,160 million in the 2013 third quarter from $2,729 million in the 2012 third quarter as a result of higher cost reimbursements revenue ($352 million), higher franchise fees ($26 million), higher owned, leased, and other revenue ($20 million), higher incentive management fees ($17 million), comprised of an $11 million increase for North America and a $6 million increase outside of North America, and higher base management fees ($16 million). We estimate that the $431 million increase in revenues included $37 million of combined base management fee, franchise fee, and incentive management fee revenues due to the additional eight days of activity in the 2013 third quarter compared to the 2012 third quarter.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $352 million increase in total cost reimbursements revenue, to $2,562 million in the 2013 third quarter from $2,210 million in the 2012 third quarter, reflected the impact of higher property-level demand and growth across the system. Since the end of the 2012 third quarter, our managed rooms increased by 8,060 rooms and our franchised rooms increased by 15,367 rooms, net of hotels exiting the system.
The $16 million increase in total base management fees, to $150 million in the 2013 third quarter from $134 million in the 2012 third quarter, mainly reflected the additional eight days of activity (approximately $13 million), the impact of unit growth across the system ($5 million), primarily driven by the Gaylord brand properties we began managing in the fourth quarter of 2012, stronger RevPAR due to increased demand ($4 million), and our recognition of previously deferred fees for a portfolio of hotels ($2 million), partially offset by the recognition in the 2012 third quarter of $7 million of previously deferred fees in conjunction with the sale of our equity interest in a North American-Limited Service joint venture. The $26 million increase in total franchise fees, to $175 million in the 2013 third quarter from $149 million in the 2012 third quarter, primarily reflected the additional eight days of activity (approximately $12 million), stronger RevPAR due to increased demand ($7 million), and the impact of unit growth across the system ($5 million). The $17 million increase in incentive management fees from $36 million in the 2012 third quarter to $53 million in the 2013 third quarter largely reflected the additional eight days of activity (approximately $12 million) and higher net property-level revenue, particularly for full-service hotels in North America, which resulted in higher property-level income and margins ($5 million).
The $20 million increase in owned, leased, corporate housing, and other revenue, to $220 million in the 2013 third quarter, from $200 million in the 2012 third quarter, predominantly reflected $10 million of higher owned and leased revenue, $5 million of higher termination fees, and $3 million of higher branding fees. Higher owned and leased revenue reflected strong demand in the U.S. and the additional eight days of activity. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $29 million in the 2013 third quarter and $26 million in the 2012 third quarter.
First Three Quarters. Revenues increased by $1,508 million (19 percent) to $9,565 million in the 2013 first three quarters from $8,057 million in the 2012 first three quarters as a result of higher cost reimbursements revenue ($1,305 million), higher franchise fees ($83 million), higher base management fees ($70 million), higher incentive management fees ($41 million) comprised of a $31 million increase for North America and a $10 million increase outside of North America, and higher owned, leased, and other revenue ($9 million). We estimate that the $1,508 million increase in revenues included $99 million of combined base management fee, franchise fee, and incentive management fee revenues due to the additional 24 days of activity in the 2013 first three quarters compared to the 2012 first three quarters.
The $1,305 million increase in total cost reimbursements revenue, to $7,720 million in the 2013 first three quarters from $6,415 million in the 2012 first three quarters, reflected the impact of higher property-level demand and growth across the system.
The $70 million increase in total base management fees, to $469 million in the 2013 first three quarters from $399 million in the 2012 first three quarters, mainly reflected the additional 24 days of activity (approximately $38 million), the impact of unit growth across the system ($16 million), primarily driven by Gaylord brand properties we began managing in the fourth quarter of 2012, stronger RevPAR due to increased demand ($14 million), our recognition of previously deferred fees for a hotel portfolio ($4 million), and a favorable variance from fee reversals in the 2012 first three quarters to reflect contract revisions ($2 million), partially offset by the recognition in the 2012 third quarter of $7 million of previously deferred fees in conjunction with the sale of our equity interest in a North American-Limited Service joint venture. The $83 million increase in total franchise fees, to $503 million in the 2013 first three quarters from $420 million in the 2012 first three quarters, primarily reflected the additional 24 days of activity (approximately $42 million), stronger RevPAR due to increased demand ($17 million), the impact of unit growth across the system ($11 million), increased relicensing fees primarily for certain North American Limited-Service properties ($7 million), and an increase in MVW license fees ($3 million). The $41 million increase in incentive management fees from $142 million in the 2012 first three quarters to $183 million in the 2013 first three quarters largely reflected higher net property-level revenue, particularly for full-service hotels in North America, which resulted in higher property-level income and margins ($22 million) and fees for the additional 24 days of activity (approximately $19 million).

The $9 million increase in owned, leased, corporate housing, and other revenue, to $690 million in the 2013 first three quarters, from $681 million in the 2012 first three quarters, reflected $17 million of higher owned and leased revenue, $15 million of higher branding fees, $7 million of higher hotel agreement termination fees, and $4 million of higher other revenue, partially offset by $35 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter. Higher owned and leased revenue reflected strong demand and the additional 24 days of activity, partially offset by a $2 million business interruption payment received in the 2012 second quarter from a utility company. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $84 million in the 2013 first three quarters and $69 million in the 2012 first three quarters.

Operating Income
Third Quarter. Operating income increased by $32 million to $245 million in the 2013 third quarter from $213 million in the 2012 third quarter. The $32 million increase in operating income reflected a $26 million increase in franchise fees, a $17 million increase in incentive management fees, a $16 million increase in base management fees, and $8 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by a $35 million increase in general, administrative and other expenses. Approximately $26 million of the net increase in operating income was due to the additional eight days of activity in the 2013 third quarter. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2012 third quarter in the preceding “Revenues” section.
The $8 million (31 percent) increase in owned, leased, corporate housing, and other revenue net of direct expenses was largely attributable to $5 million of higher termination fees, as well as $3 million of higher branding fees from the additional eight days of activity, partially offset by $2 million of lower owned and leased revenue, net of direct expenses (which included $1 million of lower owned and leased revenue, net of direct expenses from the additional eight days of activity). Lower owned and leased revenue, net of direct expenses primarily reflected $2 million in pre-opening expenses for two EDITION hotels and $3 million in lower results at one leased property in London due to tough comparisons from the Olympics in the prior year, partially offset by net stronger results at several other leased properties.
General, administrative, and other expenses increased by $35 million (27 percent) to $167 million in the 2013 third quarter from $132 million in the 2012 third quarter. The increase largely reflected approximately $12 million of expenses related to the additional eight days of activity, and the following 2013 third quarter items: $12 million of increased other expenses primarily associated with higher costs in international markets and branding and service initiatives to enhance and grow our brands globally; a $3 million impairment charge for deferred contract acquisition costs primarily for properties that had cash flow shortfalls or left our system; and $2 million of higher compensation and other overhead expenses. The increase also reflected a net increase of $3 million in legal expenses, with lower 2013 third quarter legal expenses more than offset by the impact of a favorable litigation settlement in the year ago quarter. The $35 million increase in total general, administrative, and other expenses included $14 million that we did not allocate to any of our segments, and $21 million that we allocated as follows: $7 million to our Luxury segment, $6 million to our North American Full-Service segment, $4 million to our International segment, and $4 million to our North American Limited-Service segment.
First Three Quarters. Operating income increased by $119 million to $750 million in the 2013 first three quarters from $631 million in the 2012 first three quarters. The $119 million increase in operating income reflected an $83 million increase in franchise fees, a $70 million increase in base management fees, a $41 million increase in incentive management fees, and $12 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by an $87 million increase in general, administrative and other expenses. Approximately $71 million of the net increase in operating income was due to the additional 24 days of activity in the 2013 first three quarters. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2012 first three quarters in the preceding “Revenues” section.
The $12 million (11 percent) increase in owned, leased, corporate housing, and other revenue, net of direct expenses was largely attributable to $15 million of higher branding fees (which included a $6 million increase in branding fees from the additional 24 days of activity), $7 million of higher hotel agreement termination fees, and $4 million of higher other revenue, partially offset by $14 million of lower owned and leased revenue, net of direct expenses. Lower owned and leased revenue, net of direct expenses was primarily due to $6 million in costs related to three International segment leases we terminated, $6 million in lower results at one leased property in London, $3 million in pre-opening expenses for two EDITION hotels, and a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan, partially offset by a $4 million increase from the additional 24 days of activity.
General, administrative, and other expenses increased by $87 million (20 percent) to $526 million in the 2013 first three quarters from $439 million in the 2012 first three quarters. The increase largely reflected approximately $37 million of expenses related to the additional 24 days of activity, as well as the following 2013 first three quarters items: $21 million of increased other expenses primarily associated with higher costs in international markets and branding and service initiatives to enhance and grow our brands globally; $11 million of higher compensation and other overhead expenses; $10 million of impairment and accelerated amortization expense for deferred contract acquisition costs primarily for properties that left our system or had cash flow shortfalls; a $5 million performance cure payment for an International segment property; $4 million of amortization expense for deferred contract acquisition costs related to the fourth quarter 2012 Gaylord brand and hotel management company acquisition; and $3 million of increased expenses due to unfavorable foreign exchange rates. The increase also reflected favorable litigation settlements in 2012, partially offset by lower 2013 legal expenses, netting to an unfavorable $5 million in legal expenses. These increases were partially offset by a favorable variance from the accelerated amortization of $8 million of deferred contract acquisition costs in the 2012 first three quarters for a North American Full-Service segment property that exited our system. The $87 million increase in total general, administrative, and other expenses included $35 million that we did not allocate to any of our segments, and $52 million that we allocated as follows: $18 million to our International segment, $18 million to our Luxury segment, $9 million to our North American Full-Service segment, and $7 million to our North American Limited-Service segment.
Gains and Other Income
We show our gains and other income for the 2013 and 2012 third quarters and first three quarters in the following table:

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
Gains on sales of real estate and other	$1	$22	$4	$26
Gain on sale of joint venture and other investments	—	21	9	21
Income from cost method joint ventures	—	—	1	3
Impairment of cost method joint venture investment and equity securities	—	(7)	—	(7)
	$1	$36	$14	$43
Third Quarter. Gains and other income decreased by $35 million (97 percent) to $1 million in the third quarter compared to $36 million in the 2012 third quarter. This decrease in gains and other income primarily reflected an unfavorable variance to the following 2012 third quarter items: (1) a $21 million gain on the sale of a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale), reflected in the "Gain on sale of joint venture and other investments" caption above; and (2) recognition of the $20 million remaining gain we deferred in 2005 due to contingencies in the original transaction documents associated with the sale of land to one of the joint ventures, reflected in the "Gains on sales of real estate and other" caption above. This decrease in gains and other income was partially offset by a favorable variance from an other-than-temporary $7 million impairment of a cost method joint venture investment we recorded in the 2012 third quarter.
First Three Quarters. Gains and other income decreased by $29 million (67 percent) to $14 million in the 2013 first three quarters compared to $43 million in the 2012 first three quarters. This decrease in gains and other income principally reflected a favorable variance from a total 2012 third quarter gain of $41 million on the sale of the equity interest in a North American Limited-Service joint venture which we discuss in the preceding "Third

Quarter" discussion. This decrease in gains and other income was partially offset by a gain of $8 million we recognized in the 2013 first three quarters on the sale of a portion of our shares of a publicly traded company and a favorable variance from an other-than-temporary $7 million impairment we recorded in the 2012 third quarter which we discuss in the preceding "Third Quarter" discussion.
Interest Expense
Third Quarter. Interest expense decreased by $1 million (3 percent) to $28 million in the 2013 third quarter compared to $29 million in the 2012 third quarter. This decrease in interest expense principally reflected a net $2 million decrease due to net Senior Note retirements and new Senior Note issuances at lower interest rates. These decreases in interest expense were partially offset by interest expense related to the additional eight days of activity in the 2013 third quarter.
First Three Quarters. Interest expense decreased by $8 million (8 percent) to $88 million in the 2013 first three quarters compared to $96 million in the 2012 first three quarters. This decrease in interest expense principally reflected a net $8 million decrease due to net Senior Note retirements and new Senior Note issuances at lower interest rates, and $7 million of increased capitalized interest associated with construction projects largely to develop three EDITION hotels. These decreases in interest expense were partially offset by interest expense related to the additional 24 days of activity in the 2013 first three quarters.
Interest Income and Income Tax
Third Quarter. Interest income increased by $2 million (67 percent) to $5 million in the 2013 third quarter compared to $3 million in the 2012 third quarter. This increase in interest income primarily reflected $2 million earned on the $65 million mandatorily redeemable preferred equity ownership interest acquired in the 2013 second quarter. See Footnote No. 5, "Fair Value of Financial Instruments" for more information on the acquisition.
Our tax provision decreased by $16 million (20 percent) to $63 million in the 2013 third quarter compared to $79 million in the 2012 third quarter. The decrease was primarily due to higher income before income taxes in jurisdictions outside of the U.S. with lower tax rates and true-ups of foreign tax provisions in the 2013 third quarter.
First Three Quarters. Interest income increased by $3 million (30 percent) to $13 million in the 2013 first three quarters compared to $10 million in the 2012 first three quarters. This increase in interest income primarily reflected $3 million earned on the mandatorily redeemable preferred equity ownership interest discussed in the preceding "Third Quarter" discussion.
Our tax provision increased by $24 million (13 percent) to $212 million in the 2013 first three quarters compared to $188 million in the 2012 first three quarters. The increase resulted from higher income before income taxes, principally due to increased demand and the additional 24 days of activity, partially offset by a lower effective tax rate in the 2013 first three quarters (30.8 percent in 2013 and 32.5 percent in 2012) primarily due to higher income before income taxes in jurisdictions outside of the U.S. with lower tax rates.
Equity in Losses
Third Quarter. Equity in losses of zero in the 2013 third quarter decreased by $1 million from equity in losses of $1 million in the 2012 third quarter. The decrease primarily reflected the sale in the 2012 third quarter of an equity interest in a North American Limited-Service Lodging segment joint venture with losses.
First Three Quarters. Equity in losses of $2 million in the 2013 first three quarters decreased by $8 million from equity in losses of $10 million in the 2012 first three quarters. The decrease primarily reflected a favorable variance from the following 2012 first three quarters items: (1) $8 million in losses at a Luxury segment joint venture for the impairment of certain underlying residential properties; and (2) a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture. These favorable variances were partially offset by a $4 million impairment charge in the 2013 second quarter associated with a corporate joint venture (not allocated to one of our segments) that we determined was fully impaired because we do not expect to recover the investment.

Net Income
Third Quarter. Net income increased by $17 million to $160 million in the 2013 third quarter from $143 million in the 2012 third quarter, and diluted earnings per share increased by $0.08 per share (18 percent) to $0.52 per share from $0.44 per share in the 2012 third quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Consolidated Statements of Income, the $17 million increase in net income compared to the year-ago quarter was due to higher franchise fees ($26 million), higher incentive management fees ($17 million), higher base management fees ($16 million), lower income taxes ($16 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($8 million), higher interest income ($2 million), lower equity in losses ($1 million), and lower interest expense ($1 million). These increases were partially offset by higher general, administrative, and other expenses ($35 million) and lower gains and other income ($35 million).
First Three Quarters. Net income increased by $85 million to $475 million in the 2013 first three quarters from $390 million in the 2012 first three quarters, and diluted earnings per share increased by $0.35 per share (30 percent) to $1.51 per share from $1.16 per share in the 2012 first three quarters. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Consolidated Statements of Income, the $85 million increase in net income compared to the year-ago period was due to higher franchise fees ($83 million), higher base management fees ($70 million), higher incentive management fees ($41 million), higher owned, leased, corporate housing, and other revenue net of direct expenses ($12 million), lower interest expense ($8 million), lower equity in losses ($8 million), and higher interest income ($3 million). These increases were partially offset by higher general, administrative, and other expenses ($87 million), lower gains and other income ($29 million), and higher income taxes ($24 million).
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
We also believe that Adjusted EBITDA, another non-GAAP financial measure, is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects an adjustment for the $41 million pre-tax gain on the 2012 third quarter sale of an equity interest in a North American Limited-Service joint venture discussed earlier in the "Gains and Other Income" caption. We believe that Adjusted EBITDA that excludes this item is a meaningful measure of our operating performance because it permits period-over-period comparisons of our ongoing core operations before this item and facilitates our comparison of results from our ongoing operations before this item with results from other lodging companies.
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

We show our EBITDA and Adjusted EBITDA calculations for the 2013 and 2012 third quarters and the 2013 and 2012 first three quarters and reconcile those measures with Net Income in the following table:

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012
Net Income	$160	$143	$475	$390
Interest expense	28	29	88	96
Tax provision	63	79	212	188
Depreciation and amortization	39	33	113	100
Less: Depreciation reimbursed by third-party owners	(5)	(3)	(14)	(11)
Interest expense from unconsolidated joint ventures	1	1	3	9
Depreciation and amortization from unconsolidated joint ventures	3	2	9	16
EBITDA	$289	$284	$886	$788
Less: Gain on Courtyard joint venture sale, pretax	—	(41)	—	(41)
Adjusted EBITDA	$289	$243	$886	$747

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
We added 154 properties (31,882 rooms) and 43 properties (9,165 rooms) exited our system since the end of the 2012 third quarter. These figures do not include residential units. During that time we also added two residential properties (140 units) and no residential properties exited the system.
See the "CONSOLIDATED RESULTS" caption earlier in this report for additional information.
Third Quarter. Total segment financial results decreased by $1 million to $288 million in the 2013 third quarter from $289 million in the 2012 third quarter, and total segment revenues increased by $432 million to $3,091 million in the 2013 third quarter, a 16 percent increase from revenues of $2,659 million in the 2012 third quarter.
The quarter-over-quarter increase in segment revenues of $432 million was a result of a $360 million increase in cost reimbursements revenue, a $26 million increase in franchise fees, a $17 million increase in incentive management fees, a $16 million increase in base management fees, and a $13 million increase in owned, leased, corporate housing, and other revenue. The quarter-over-quarter decrease in segment results of $1 million across our lodging business reflected $41 million of lower gains and other income and a $21 million increase in general, administrative, and other expenses, mostly offset by a $26 million increase in franchise fees, a $17 million increase in incentive management fees, a $16 million increase in base management fees, and a $2 million increase in owned, leased, corporate housing, and other revenue net of direct expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2013 third quarter, 32 percent of our managed properties paid incentive management fees to us versus 28 percent in the 2012 third quarter. In addition, in the 2013 third quarter, 66 percent of our incentive fees came from properties outside the United States, versus 79 percent in the 2012 third quarter. In North America, 16 percent of managed properties paid incentive management fees to us in the 2013 third quarter, compared to 12 percent in the 2012 third quarter. Further, in North America, 23 North American Full-Service segment properties and 17 North American Limited-Service segment properties earned a combined $10 million in incentive management fees in the 2013 third quarter, but did not earn any incentive management fees in the year-ago quarter.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.

First Three Quarters. Total segment financial results increased by $97 million to $902 million in the 2013 first three quarters from $805 million in the 2012 first three quarters, and total segment revenues increased by $1,506 million to $9,366 million in the 2013 first three quarters, a 19 percent increase from revenues of $7,860 million in the 2012 first three quarters.
The year-over-year increase in segment revenues of $1,506 million was a result of a $1,325 million increase in cost reimbursements revenue, an $81 million increase in franchise fees, a $70 million increase in base management fees, and a $41 million increase in incentive management fees, partially offset by an $11 million decrease in owned, leased, corporate housing, and other revenue. The year-over-year increase in segment results of $97 million across our lodging business reflected an $81 million increase in franchise fees, a $70 million increase in base management fees, a $41 million increase in incentive management fees, and $7 million in decreased joint venture equity losses, partially offset by a $52 million increase in general, administrative, and other expenses, $43 million of lower gains and other income, and a $7 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2013 first three quarters, 38 percent of our managed properties paid incentive management fees to us versus 32 percent in the 2012 first three quarters. In addition, in the 2013 first three quarters, 56 percent of our incentive fees came from properties outside the United States, versus 65 percent in the 2012 first three quarters. In North America, 22 percent of managed properties paid incentive management fees to us in the 2013 first three quarters, compared to 15 percent in the 2012 first three quarters. Further, in North America, 32 North American Full-Service segment properties, 24 North American Limited-Service segment properties, and 2 Luxury segment properties earned a combined $15 million in incentive management fees in the 2013 first three quarters, but did not earn any incentive management fees in the 2012 first three quarters.

Summary of Properties by Brand
Including residential properties, we added 44 lodging properties (6,580 rooms) during the 2013 third quarter, while 8 properties (2,220 rooms) exited the system, increasing our total properties to 3,883 (670,507 rooms). These figures include 37 home and condominium products (4,067 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At September 30, 2013, we operated, franchised, and licensed the following properties by brand:

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels	133	68,982	182	55,380	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	7	2,914	—	—
Renaissance Hotels	33	15,035	41	11,805	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	—	—	30	8,059	—	—
The Ritz-Carlton	37	11,048	—	—	—	—
The Ritz-Carlton-Residential (1)	30	3,598	—	—	—	—
Courtyard	275	43,200	555	73,349	—	—
Fairfield Inn & Suites	4	1,197	690	62,088	—	—
SpringHill Suites	29	4,582	274	30,971	—	—
Residence Inn	123	17,884	499	57,215	—	—
TownePlace Suites	22	2,440	196	19,190	—	—
Timeshare (2)	—	—	48	10,560	—	—
Total U.S. Locations	716	188,714	2,524	331,880	—	—

Non-U.S. Locations
Marriott Hotels	137	40,456	35	10,340	—	—
JW Marriott	35	12,841	4	1,016	—	—
Renaissance Hotels	56	18,478	22	6,725	—	—
Autograph Collection	1	308	14	1,729	5	348
The Ritz-Carlton	42	12,660	—	—	—	—
The Ritz-Carlton-Residential (1)	7	469	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	2	251	—	—	—	—
AC Hotels by Marriott	—	—	—	—	75	8,491
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	27	4,295	—	—	—	—
Courtyard	60	12,829	56	9,898	—	—
Fairfield Inn & Suites	—	—	16	1,896	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	17	2,480	—	—
TownePlace Suites	—	—	2	278	—	—
Timeshare (2)	—	—	15	2,296	—	—
Total Non-U.S. Locations	379	104,032	184	37,042	80	8,839

Total	1,095	292,746	2,708	368,922	80	8,839

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended September 6, 2013.

(3)	Properties operated by or franchised in connection with unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

Total Lodging and Timeshare Products by Segment
At September 30, 2013, we operated, franchised, and licensed the following properties by segment:

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Lodging Segment (1)
Marriott Hotels	315	15	330	124,362	5,355	129,717
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	22	1	23	12,649	221	12,870
Renaissance Hotels	74	2	76	26,840	790	27,630
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	30	—	30	8,059	—	8,059
	458	18	476	183,272	6,366	189,638
North American Limited-Service Lodging Segment (1)
Courtyard	830	21	851	116,549	3,835	120,384
Fairfield Inn & Suites	694	14	708	63,285	1,562	64,847
SpringHill Suites	303	2	305	35,553	299	35,852
Residence Inn	622	19	641	75,099	2,808	77,907
TownePlace Suites	218	2	220	21,630	278	21,908
	2,667	58	2,725	312,116	8,782	320,898
International Lodging Segment (1)
Marriott Hotels	—	157	157	—	45,441	45,441
JW Marriott	—	38	38	—	13,636	13,636
Renaissance Hotels	—	76	76	—	24,413	24,413
Autograph Collection	—	15	15	—	2,037	2,037
Courtyard	—	95	95	—	18,892	18,892
Fairfield Inn & Suites	—	2	2	—	334	334
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	27	27	—	4,295	4,295
	—	414	414	—	109,469	109,469
Luxury Lodging Segment
The Ritz-Carlton	37	42	79	11,048	12,660	23,708
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	2	2	—	251	251
The Ritz-Carlton-Residential (2)	30	7	37	3,598	469	4,067
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	67	58	125	14,646	14,161	28,807
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	348	348
AC Hotels by Marriott	—	75	75	—	8,491	8,491
	—	80	80	—	8,839	8,839

Timeshare (3)	48	15	63	10,560	2,296	12,856

Total	3,240	643	3,883	520,594	149,913	670,507

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended September 6, 2013.

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, for our International segment by region, and our Luxury segment. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Three Months Ended September 30, 2013	Change vs. Three Months Ended September 30, 2012		Three Months Ended September 30, 2013	Change vs. Three Months Ended September 30, 2012
Marriott Hotels
Occupancy	75.1%	0.6%	pts.	73.2%	0.7%	pts.
Average Daily Rate	$172.54	4.7%		$159.50	4.4%
RevPAR	$129.53	5.5%		$116.74	5.4%
Renaissance Hotels
Occupancy	74.3%	0.6%	pts.	73.0%	0.7%	pts.
Average Daily Rate	$161.64	2.3%		$148.25	3.2%
RevPAR	$120.06	3.2%		$108.27	4.2%
Autograph Collection
Occupancy	*	*		77.8%	2.3%	pts.
Average Daily Rate	*	*		$192.53	2.2%
RevPAR	*	*		$149.77	5.4%
Composite North American Full-Service
Occupancy	75.0%	0.6%	pts.	73.3%	0.8%	pts.
Average Daily Rate	$171.10	4.4%		$158.98	4.2%
RevPAR	$128.26	5.2%		$116.56	5.3%
The Ritz-Carlton North America
Occupancy	70.5%	0.9%	pts.	70.5%	0.9%	pts.
Average Daily Rate	$308.96	7.4%		$308.96	7.4%
RevPAR	$217.77	8.8%		$217.77	8.8%
Composite North American Full-Service and Luxury
Occupancy	74.5%	0.6%	pts.	73.2%	0.8%	pts.
Average Daily Rate	$184.20	4.9%		$167.17	4.5%
RevPAR	$137.26	5.7%		$122.30	5.6%
Residence Inn
Occupancy	80.0%	—%	pts.	81.9%	0.5%	pts.
Average Daily Rate	$127.88	2.5%		$127.51	3.6%
RevPAR	$102.29	2.5%		$104.45	4.2%
Courtyard
Occupancy	72.0%	1.5%	pts.	74.1%	1.3%	pts.
Average Daily Rate	$121.93	4.0%		$124.51	3.7%
RevPAR	$87.74	6.2%		$92.25	5.5%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	73.0%	1.1%	pts.
Average Daily Rate	nm	nm		$101.02	3.4%
RevPAR	nm	nm		$73.72	5.0%
TownePlace Suites
Occupancy	76.6%	(0.3)%	pts.	76.9%	0.2%	pts.
Average Daily Rate	$90.17	6.3%		$92.53	1.9%
RevPAR	$69.10	5.9%		$71.13	2.1%
SpringHill Suites
Occupancy	74.5%	0.2%	pts.	75.9%	1.7%	pts.
Average Daily Rate	$102.04	1.0%		$109.10	3.1%
RevPAR	$76.00	1.3%		$82.77	5.5%
Composite North American Limited-Service
Occupancy	74.6%	1.0%	pts.	76.1%	1.0%	pts.
Average Daily Rate	$120.78	3.5%		$116.80	3.5%
RevPAR	$90.04	4.9%		$88.91	4.9%
Composite North American - All
Occupancy	74.5%	0.8%	pts.	75.0%	0.9%	pts.
Average Daily Rate	$157.60	4.4%		$134.60	3.9%
RevPAR	$117.46	5.5%		$101.01	5.2%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended September 30, 2013	Change vs. Three Months Ended September 30, 2012		Three Months Ended September 30, 2013	Change vs. Three Months Ended September 30, 2012
Caribbean and Latin America
Occupancy	71.6%	0.5%	pts.	71.3%	1.6%	pts.
Average Daily Rate	$192.09	8.1%		$167.64	5.1%
RevPAR	$137.62	8.9%		$119.51	7.5%
Europe
Occupancy	80.4%	3.1%	pts.	79.1%	3.1%	pts.
Average Daily Rate	$169.52	(3.4)%		$164.08	(1.7)%
RevPAR	$136.27	0.5%		$129.76	2.2%
Middle East and Africa
Occupancy	46.3%	(10.8)%	pts.	47.4%	(9.7)%	pts.
Average Daily Rate	$142.57	7.7%		$138.65	6.9%
RevPAR	$66.03	(12.7)%		$65.72	(11.3)%
Asia Pacific
Occupancy	73.5%	2.9%	pts.	74.2%	2.9%	pts.
Average Daily Rate	$133.20	(1.3)%		$142.79	(0.2)%
RevPAR	$97.97	2.8%		$105.90	3.8%
Regional Composite (1)
Occupancy	73.0%	1.2%	pts.	73.3%	1.6%	pts.
Average Daily Rate	$156.38	(0.3)%		$155.98	0.5%
RevPAR	$114.14	1.3%		$114.32	2.7%
International Luxury (2)
Occupancy	61.1%	0.1%	pts.	61.1%	0.1%	pts.
Average Daily Rate	$339.55	7.1%		$339.55	7.1%
RevPAR	$207.36	7.3%		$207.36	7.3%
Total International (3)
Occupancy	71.6%	1.1%	pts.	72.1%	1.5%	pts.
Average Daily Rate	$174.97	0.9%		$170.90	1.3%
RevPAR	$125.23	2.5%		$123.24	3.4%

(1)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels, Renaissance Hotels, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Autograph Collection and Fairfield Inn & Suites brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside the United States and Canada, as well as Bulgari Hotels & Resorts and EDITION properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended September 30, 2013	Change vs. Three Months Ended September 30, 2012		Three Months Ended September 30, 2013	Change vs. Three Months Ended September 30, 2012
Composite Luxury (1)
Occupancy	65.9%	0.5%	pts.	65.9%	0.5%	pts.
Average Daily Rate	$322.77	7.2%		$322.77	7.2%
RevPAR	$212.70	8.1%		$212.70	8.1%
Total Worldwide (2)
Occupancy	73.6%	0.9%	pts.	74.6%	1.0%	pts.
Average Daily Rate	$162.97	3.2%		$140.53	3.4%
RevPAR	$119.93	4.4%		$104.77	4.8%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION brands.

(2)
Company-operated statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Nine Months Ended September 30, 2013	Change vs. Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013	Change vs. Nine Months Ended September 30, 2012
Marriott Hotels
Occupancy	74.6%	0.7%	pts.	72.5%	1.0%	pts.
Average Daily Rate	$177.73	4.6%		$163.51	4.0%
RevPAR	$132.60	5.6%		$118.52	5.4%
Renaissance Hotels
Occupancy	75.0%	0.4%	pts.	72.7%	0.9%	pts.
Average Daily Rate	$170.37	3.5%		$153.11	3.5%
RevPAR	$127.73	4.2%		$111.37	4.8%
Autograph Collection
Occupancy	*	*		77.2%	1.6%	pts.
Average Daily Rate	*	*		$201.70	4.0%
RevPAR	*	*		$155.65	6.3%
Composite North American Full-Service
Occupancy	74.7%	0.6%	pts.	72.7%	1.0%	pts.
Average Daily Rate	$176.75	4.5%		$163.29	4.0%
RevPAR	$131.95	5.4%		$118.67	5.4%
The Ritz-Carlton North America
Occupancy	72.2%	1.3%	pts.	72.2%	1.3%	pts.
Average Daily Rate	$319.98	6.3%		$319.98	6.3%
RevPAR	$230.95	8.2%		$230.95	8.2%
Composite North American Full-Service and Luxury
Occupancy	74.4%	0.7%	pts.	72.6%	1.0%	pts.
Average Daily Rate	$190.71	4.8%		$172.11	4.2%
RevPAR	$141.89	5.8%		$125.03	5.7%
Residence Inn
Occupancy	77.7%	0.8%	pts.	78.9%	0.5%	pts.
Average Daily Rate	$128.06	2.8%		$125.57	3.8%
RevPAR	$99.51	3.8%		$99.13	4.4%
Courtyard
Occupancy	69.7%	0.6%	pts.	71.6%	0.8%	pts.
Average Daily Rate	$122.25	4.3%		$123.50	3.9%
RevPAR	$85.17	5.2%		$88.43	5.0%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	69.4%	0.6%	pts.
Average Daily Rate	nm	nm		$98.70	3.6%
RevPAR	nm	nm		$68.52	4.6%
TownePlace Suites
Occupancy	70.1%	(2.7)%	pts.	73.4%	(0.5)%	pts.
Average Daily Rate	$88.89	6.8%		$92.06	2.4%
RevPAR	$62.36	2.8%		$67.54	1.7%
SpringHill Suites
Occupancy	73.4%	1.5%	pts.	73.6%	1.2%	pts.
Average Daily Rate	$107.40	2.4%		$108.32	3.5%
RevPAR	$78.83	4.5%		$79.72	5.2%
Composite North American Limited-Service
Occupancy	72.2%	0.6%	pts.	73.3%	0.6%	pts.
Average Daily Rate	$121.43	3.9%		$115.41	3.7%
RevPAR	$87.70	4.8%		$84.55	4.6%
Composite North American - All
Occupancy	73.5%	0.7%	pts.	73.0%	0.8%	pts.
Average Daily Rate	$162.16	4.5%		$135.85	4.0%
RevPAR	$119.17	5.5%		$99.22	5.1%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Nine Months Ended September 30, 2013	Change vs. Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013	Change vs. Nine Months Ended September 30, 2012
Caribbean and Latin America
Occupancy	74.4%	0.6%	pts.	72.7%	1.8%	pts.
Average Daily Rate	$208.03	5.1%		$182.24	3.4%
RevPAR	$154.70	6.0%		$132.52	5.9%
Europe
Occupancy	73.9%	1.7%	pts.	72.3%	1.7%	pts.
Average Daily Rate	$170.44	(2.4)%		$165.35	(1.6)%
RevPAR	$125.93	(0.1)%		$119.51	0.8%
Middle East and Africa
Occupancy	55.9%	(0.7)%	pts.	56.5%	(0.4)%	pts.
Average Daily Rate	$145.70	2.8%		$142.31	2.9%
RevPAR	$81.45	1.4%		$80.39	2.2%
Asia Pacific
Occupancy	72.0%	1.7%	pts.	72.4%	1.8%	pts.
Average Daily Rate	$140.98	0.3%		$145.72	0.6%
RevPAR	$101.51	2.7%		$105.56	3.2%
Regional Composite (1)
Occupancy	71.2%	1.3%	pts.	70.9%	1.6%	pts.
Average Daily Rate	$161.61	—%		$159.73	0.3%
RevPAR	$115.11	1.9%		$113.29	2.5%
International Luxury (2)
Occupancy	65.1%	2.2%	pts.	65.1%	2.2%	pts.
Average Daily Rate	$365.24	4.2%		$365.24	4.2%
RevPAR	$237.90	7.8%		$237.90	7.8%
Total International (3)
Occupancy	70.5%	1.4%	pts.	70.4%	1.6%	pts.
Average Daily Rate	$183.99	1.1%		$177.97	1.1%
RevPAR	$129.72	3.1%		$125.24	3.5%

(1)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels, Renaissance Hotels, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Autograph Collection and Fairfield Inn & Suites brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside the United States and Canada, as well as Bulgari Hotels & Resorts and EDITION properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Nine Months Ended September 30, 2013	Change vs. Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2013	Change vs. Nine Months Ended September 30, 2012
Composite Luxury (1)
Occupancy	68.7%	1.7%	pts.	68.7%	1.7%	pts.
Average Daily Rate	$340.88	5.3%		$340.88	5.3%
RevPAR	$234.34	8.0%		$234.34	8.0%
Total Worldwide (2)
Occupancy	72.5%	0.9%	pts.	72.6%	0.9%	pts.
Average Daily Rate	$168.90	3.4%		$142.76	3.4%
RevPAR	$122.52	4.7%		$103.62	4.8%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION brands.

(2)
Company-operated statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

North American Full-Service Lodging includes Marriott Hotels, JW Marriott, Renaissance Hotels, Gaylord Hotels, and Autograph Collection.

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	Change 2013/2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012	Change 2013/2012
Segment revenues	$1,595	$1,332	20%	$4,935	$4,006	23%
Segment results	$96	$76	26%	$341	$275	24%
Since the 2012 third quarter, across our North American Full-Service Lodging segment we added 20 properties (12,018 rooms) and 12 properties (4,616 rooms) left the system.
Third Quarter. For the three months ended September 30, 2013, compared to the three months ended September 30, 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 5.3 percent to $116.56, occupancy for these properties increased by 0.8 percentage points to 73.3 percent, and average daily rates increased by 4.2 percent to $158.98.
The $20 million increase in segment results, compared to the 2012 third quarter, was driven by $17 million of higher base management and franchise fees, and $9 million of higher incentive management fees, partially offset by $6 million of higher general, administrative, and other expenses. Higher base management and franchise fees stemmed from both higher RevPAR due to increased demand and unit growth, including the Gaylord brand properties we began managing in the 2012 fourth quarter, and also reflected fees for the additional eight days of activity. The $9 million increase in incentive management fees primarily reflected fees for the additional eight days of activity, as well as higher property-level revenue which resulted in higher property-level income and margins. The $6 million increase in general, administrative, and other expenses largely reflected the following 2013 third quarter items: $3 million of increased amortization of deferred contract acquisition costs, primarily associated with the Gaylord brand and hotel management company acquisition and $3 million in other net miscellaneous cost increases (which included expenses for the additional eight days of activity).
Cost reimbursements revenue and expenses for our North American Full-Service Lodging segment properties totaled $1,438 million in the 2013 third quarter, compared to $1,206 million in the 2012 third quarter.
First Three Quarters. For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 5.4 percent to $118.67, occupancy for these properties increased by 1.0 percentage points to 72.7 percent, and average daily rates increased by 4.0 percent to $163.29.
The $66 million increase in segment results, compared to the 2012 first three quarters, was driven by $56 million of higher base management and franchise fees and $25 million of higher incentive management fees, partially offset by $9 million of higher general, administrative, and other expenses and $6 million of lower owned, leased, and other revenue net of direct expenses. Higher base management and franchise fees stemmed from both higher RevPAR due to increased demand and unit growth, including the Gaylord brand properties we began managing in the 2012 fourth quarter, and also reflected fees for the additional 24 days of activity. The $25 million increase in incentive management fees primarily reflected fees for the additional 24 days of activity, as well as higher property-level revenue which resulted in higher property-level income. The $9 million increase in general, administrative, and other expenses reflected the following 2013 first three quarters items: $4 million of amortization of deferred contract acquisition costs associated with the Gaylord brand and hotel management company acquisition, the $3 million impairment of deferred contract acquisition costs related to three properties that left the system, and $10 million in other net miscellaneous cost increases (which included expenses for the additional 24 days of activity). These increases were partially offset by a favorable variance from the accelerated amortization through the 2012 second quarter of $8 million of deferred contract acquisition costs for a property that exited our system and for which we earned a $14 million termination fee. The $6 million decrease in owned, leased, and other revenue net of direct expenses was primarily driven by our recognition in the 2012 second quarter of a $14 million termination fee for one property, partially offset by $7 million in termination fees received in the 2013 first three quarters for four properties and $3 million of stronger results at one leased property.

Cost reimbursements revenue and expenses for our North American Full-Service Lodging segment properties totaled $4,411 million in the 2013 first three quarters, compared to $3,570 million in the 2012 first three quarters.

North American Limited-Service Lodging includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and included Marriott ExecuStay until we sold that business in the 2012 second quarter.

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	Change 2013/2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012	Change 2013/2012
Segment revenues	$695	$612	14%	$1,970	$1,735	14%
Segment results	$131	$157	(17)%	$372	$347	7%
Since the 2012 third quarter, across our North American Limited-Service Lodging segment we added 96 properties (11,294 rooms) and 16 properties (1,880 rooms) left the system. The majority of the properties that left the system were Courtyard and Fairfield Inn & Suites properties. In the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business. The revenues, results of operations, assets, and liabilities of our ExecuStay business were not material to the Company's financial position, results of operations or cash flows for any of the periods presented.
Third Quarter. For the three months ended September 30, 2013, compared to the three months ended September 30, 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 4.9 percent to $88.91, occupancy for these properties increased by 1.0 percentage points to 76.1 percent, and average daily rates increased by 3.5 percent to $116.80.
The $26 million decrease in segment results, compared to the 2012 third quarter, primarily reflected $40 million of lower gains and other income and $4 million of higher general, administrative, and other expenses, partially offset by $16 million of higher base management and franchise fees and $2 million of higher incentive management fees. Lower gains and other income reflected an unfavorable variance from a $41 million gain on the sale of our equity interest in a joint venture in the 2012 third quarter. See the "Gains and Other Income" caption earlier in this report for additional information on the sale of this equity interest. Higher general, administrative, and other expenses reflected net miscellaneous cost increases (which included expenses for the additional eight days of activity). Higher base management and franchise fees were driven by higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and higher relicensing fees, as well as the additional eight days of activity, partially offset by an unfavorable variance from the 2012 third quarter recognition of $7 million of deferred base management fees in conjunction with the sale of our equity interest in a joint venture. The increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins and also reflected fees for the additional eight days of activity.
Cost reimbursements revenue and expenses for our North American Limited-Service Lodging segment properties totaled $521 million in the 2013 third quarter, compared to $459 million in the 2012 third quarter.
First Three Quarters. For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 4.6 percent to $84.55, occupancy for these properties increased by 0.6 percentage points to 73.3 percent, and average daily rates increased by 3.7 percent to $115.41.
The $25 million increase in segment results, compared to the 2012 first three quarters, primarily reflected $66 million of higher base management and franchise fees, $5 million of higher incentive management fees, and $2 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $42 million of lower gains and other income and $7 million of higher general, administrative, and other expenses. Higher base management and franchise fees were driven by higher RevPAR due to increased demand, some of which is attributable to the favorable effect of property renovations, and higher relicensing fees, as well as the additional 24 days of activity, partially offset by an unfavorable variance from the 2012 third quarter recognition of $7 million of deferred base management fees in conjunction with the sale of our equity interest in a joint venture. The increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins, and also reflected fees for the additional 24 days of activity. Lower gains and other income primarily reflected an unfavorable variance from a $41 million gain on the sale of our equity interest in a joint venture in the 2012 third quarter, as indicated in the preceding "Third Quarter" discussion. Higher general, administrative, and other expenses reflected net miscellaneous cost increases (which included expenses for the additional 24 days of activity).
Cost reimbursements revenue and expenses for our North American Limited-Service Lodging segment properties totaled $1,472 million in the 2013 first three quarters, compared to $1,284 million in the 2012 first three quarters.

International Lodging includes Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	Change 2013/2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012	Change 2013/2012
Segment revenues	$385	$321	20%	$1,131	$898	26%
Segment results	$39	$36	8%	$111	$117	(5)%
Since the 2012 third quarter, across our International Lodging segment we added 33 properties (7,317 rooms) and 6 properties (1,389 rooms) left the system.
Third Quarter. For the three months ended September 30, 2013, compared to the three months ended September 30, 2012, RevPAR for comparable systemwide international properties increased by 2.7 percent to $114.32, occupancy for these properties increased by 1.6 percentage points to 73.3 percent, and average daily rates increased by 0.5 percent to $155.98. See "Business and Overview" for a discussion of results in the various International Lodging segment regions.
The $3 million increase in segment results, compared to the 2012 third quarter, predominantly reflected $7 million of higher base management and franchise fees and $3 million of higher incentive management fees, partially offset by $4 million of higher general, administrative, and other expenses and $3 million of lower owned, leased, and other revenue net of direct expenses. The increase in base management and franchise fees largely reflected the additional eight days of activity, new unit growth, and higher RevPAR due to increased demand. The $3 million increase in incentive management fees was primarily driven by fees for the extra eight days of activity, as well as new unit growth. The $4 million increase in general, administrative, and other expenses reflected $5 million of increased expenses for functions moved from corporate headquarters to the continent offices and initiatives to enhance and grow our brands globally and $2 million of net other miscellaneous cost increases (which included expenses for the additional eight days of activity), partially offset by a favorable variance from a $3 million guarantee accrual for one property in the 2012 third quarter. The $3 million decrease in owned, leased, and other revenue net of direct expenses largely reflected $3 million in weaker results at one leased property in London due to tough comparisons from the Olympics in the prior year (which included the additional eight days of activity).
Cost reimbursements revenue and expenses for our International Lodging segment properties totaled $241 million in the 2013 third quarter, compared to $186 million in the 2012 third quarter.
First Three Quarters. For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, RevPAR for comparable systemwide international properties increased by 2.5 percent to $113.29, occupancy for these properties increased by 1.6 percentage points to 70.9 percent, and average daily rates increased by 0.3 percent to $159.73. See "Business and Overview" for a discussion of results in the various International Lodging segment regions.

The $6 million decrease in segment results, compared to the 2012 first three quarters, predominantly reflected $18 million of higher general, administrative, and other expenses, $7 million of lower owned, leased, and other revenue net of direct expenses, and $4 million of decreased joint venture equity earnings, partially offset by $17 million of higher base management and franchise fees and $5 million of higher incentive management fees. The $18 million increase in general, administrative, and other expenses primarily reflected $12 million of increased expenses for functions moved from corporate headquarters to the continent offices and initiatives to enhance and grow our brands globally, a $5 million performance cure payment for one property, and $6 million of other net miscellaneous cost increases (which included expenses for the additional 24 days of activity), partially offset by a favorable variance from $5 million of guarantee accruals in the 2012 first three quarters. The $7 million decrease in owned, leased, and other revenue net of direct expenses largely reflected $6 million in weaker results at one leased property in London (which included the additional 24 days of activity) and $6 million in costs related to three International segment leases we terminated, partially offset by $6 million of higher termination fees principally associated with one property. Lower joint venture equity earnings were primarily driven by decreased earnings at one joint venture. The increase in base management and franchise fees largely reflected the additional 24 days of activity, new unit growth and higher RevPAR due to increased demand. The $5 million increase in incentive management fees was primarily driven by the extra 24 days of activity and new unit growth, partially offset by lower property-level revenue at certain properties which resulted in lower property-level income and margins.
Cost reimbursements revenue and expenses for our International Lodging segment properties totaled $688 million in the 2013 first three quarters, compared to $474 million in the 2012 first three quarters.

Luxury Lodging includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)	92 Days Ended September 30, 2013	84 Days Ended September 7, 2012	Change 2013/2012	276 Days Ended September 30, 2013	252 Days Ended September 7, 2012	Change 2013/2012
Segment revenues	$416	$394	6%	$1,330	$1,221	9%
Segment results	$22	$20	10%	$78	$66	18%
Since the 2012 third quarter, across our Luxury Lodging segment we added three properties (1,005 rooms) and two properties (737 rooms) left the system. Since the 2012 third quarter, we also added two residential products (140 units) and no residential products left the system.
Third Quarter. For the three months ended September 30, 2013, compared to the three months ended September 30, 2012, RevPAR for comparable systemwide luxury properties increased by 8.1 percent to $212.70, occupancy increased by 0.5 percentage points to 65.9 percent, and average daily rates increased by 7.2 percent to $322.77.
The $2 million increase in segment results, compared to the 2012 third quarter, largely reflected $4 million of higher owned, leased, and other revenue net of direct expenses, a $3 million increase in incentive management fees, and $2 million of higher base management fees, partially offset by a $7 million increase in general, administrative, and other expenses. Higher base management fees primarily stemmed from the additional eight days of activity. The $3 million increase in incentive management fees was primarily driven by higher property-level revenue which resulted in higher property-level income and margins, and also reflected fees for the extra eight days of activity. Higher owned, leased, and other revenue net of direct expenses largely reflected $7 million of termination fees for two properties, partially offset by $2 million of lower branding fees and $2 million of pre-opening expenses for two EDITION hotels. The $7 million increase in general, administrative, and other expenses reflected an unfavorable variance from a $3 million guarantee accrual reversal in the 2012 third quarter, a $2 million impairment of deferred contract acquisition costs for a property with cash flow shortfalls, and $2 million of other net miscellaneous cost increases (which included the additional eight days of activity).
Cost reimbursements revenue and expenses for our Luxury Lodging segment properties totaled $337 million in the 2013 third quarter, compared to $326 million in the 2012 third quarter.

First Three Quarters. For the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, RevPAR for comparable systemwide luxury properties increased by 8.0 percent to $234.34, occupancy increased by 1.7 percentage points to 68.7 percent, and average daily rates increased by 5.3 percent to $340.88.
The $12 million increase in segment results, compared to the 2012 first three quarters, reflected $12 million of higher base management fees, $8 million of decreased joint venture equity losses, a $6 million increase in incentive management fees, and $4 million of higher owned, leased, and other revenue net of direct expenses, partially offset by an $18 million increase in general, administrative, and other expenses. Higher base management fees stemmed from the additional 24 days of activity, a favorable variance from $3 million of fee reversals in the 2012 first three quarters for two properties with contract revisions, increased RevPAR due to increased demand, and new unit growth. The $8 million decrease in joint venture equity losses reflected a favorable variance from $8 million in losses in the 2012 first three quarters at a Luxury segment joint venture for the impairment of certain underlying residential properties. The $6 million increase in incentive management fees was primarily driven by higher property-level revenue which resulted in higher property-level income and margins, and also reflected fees for the extra 24 days of activity. The $4 million increase in owned, leased, and other revenue net of direct expenses primarily reflected $7 million of termination fees for two properties, partially offset by $3 million of pre-opening expenses for two EDITION hotels. The $18 million increase in general, administrative, and other expenses reflected an unfavorable variance from $5 million in guarantee accrual reversals in the 2012 first three quarters and the following 2013 items: (1) $3 million impairment of deferred contract acquisition costs for a property that left our system; (2) a $2 million impairment of deferred contract acquisition costs for a property with cash flow shortfalls; and (3) $8 million of other net miscellaneous cost increases (which included expenses for the additional 24 days of activity).
Cost reimbursements revenue and expenses for our Luxury Lodging segment properties totaled $1,076 million in the 2013 third quarter, compared to $994 million in the 2012 third quarter.

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
During the 2013 first three quarters, we granted 2.5 million RSUs, 0.2 million service and performance RSUs, 0.7 million SARs, and 0.1 million stock options. See Footnote No. 4, “Share-Based Compensation,” to our Financial Statements for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2, “New Accounting Standards,” to our Financial Statements for information related to our adoption of new accounting standards in the 2013 first three quarters and for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
During the third quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility's expiration to July 18, 2018 and increase the facility size to $2,000 million of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged. For more information on our Credit Facility, see Footnote No. 9, "Long-term Debt," and also see the Current Report on Form 8-K that we filed with the SEC on July 19, 2013.
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
At September 30, 2013, our available borrowing capacity amounted to $1,353 million and reflected borrowing capacity of $1,209 million under our Credit Facility and our cash balance of $144 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $790 million of outstanding commercial paper and $1 million of outstanding letters of credit under our Credit Facility.
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
Cash and cash equivalents totaled $144 million at September 30, 2013, an increase of $56 million from year-end 2012, reflecting cash inflows associated with the following: operating cash inflows ($805 million), net proceeds of approximately $345 million from the issuance of Series M Notes (see the "Contractual Obligations" caption later in this section for more information), increased borrowings related to the issuance of commercial paper ($268 million), common stock issuances ($141 million), and loan collections and sales, net of loan advances ($57 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($644 million), long-term debt repayments ($405 million) primarily related to the maturity of Series J Senior Notes, capital expenditures ($226 million), dividend payments ($144 million), net other investing cash outflows ($88 million), contract acquisition costs ($36 million), equity and cost method investments ($16 million), and other financing activities ($1 million). Net other investing cash outflows included the purchase of a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security. See Footnote No. 5, "Fair Value of Financial Instruments" for more information.
Our ratio of current assets to current liabilities was roughly 0.7 to 1.0 at the end of the 2013 third quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $226 million in the 2013 first three quarters and $316 million in the 2012 first three quarters that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the 2013 first three quarters decreased by $90 million compared to the year-ago period, primarily due to the 2012 first quarter acquisition of land and a building we plan to develop into a hotel. We expect investment spending for the 2013 full year will total approximately $600 million to $700 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures (including property acquisitions such as the acquisition of a managed property described below), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2013 first three quarters.
In the 2013 third quarter, we paid a cash deposit of $5 million toward the acquisition of a managed property we plan to renovate. After the 2013 third quarter, we acquired that property for an additional $110 million in cash.
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
From time to time we make loans to owners of hotels that we operate or franchise. Loan collections and sales, net of loan advances, amounted to $57 million in the 2013 first three quarters and $124 million in the 2012 first three quarters. In the 2013 first three quarters, our notes receivable balance for senior, mezzanine, and other loans decreased by $53 million, primarily reflecting collections on two MVW notes receivable issued to us in 2011 in conjunction with the Timeshare spin-off.
Spin-off Cash Tax Benefits
As noted in Footnote No. 3, “Income Taxes,” all tax matters that could affect the Company's cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in the 2013 first quarter, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits relating to the value of the timeshare business. We realized $228 million of those benefits through year-end 2012, $95 million of those benefits in the 2013 first three quarters, and expect to realize approximately $35 million of further cash tax benefits in the 2013 fourth quarter.

Contractual Obligations
As of the end of the 2013 third quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2012 Form 10-K, other than those resulting from changes in the amount of outstanding debt, including the Series M note issuance, issuances of commercial paper, and the maturity of Series J Notes discussed below.
At the end of the 2013 third quarter, debt increased by $221 million to $3,156 million, compared to $2,935 million at year-end 2012, and reflected our 2013 third quarter issuance of $348 million (book value) of Series M Senior Notes (described more fully below) and a $289 million increase in commercial paper borrowings, partially offset by the $400 million (book value) retirement, at maturity, of our Series J Senior Notes, $15 million in decreased borrowings under our Credit Facility, and decreases of $1 million in other debt (which includes capital leases). At the end of the 2013 third quarter, future debt payments plus interest (not including capital leases) totaled $3,626 million and are due as follows: $31 million in 2013; $113 million in 2014; $422 million in 2015; $373 million in 2016; $358 million in 2017; and $2,329 million thereafter.
During our 2013 first quarter, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Senior Notes. During our 2013 third quarter, we issued $350 million aggregate principal amount of 3.375 percent Series M Notes due 2020. We received net proceeds of approximately $345 million from the offering, after deducting the underwriting discount and estimated expenses. We expect to use these proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper borrowings as they become due.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2013 third quarter, our long-term debt had an average interest rate of 3.5 percent and an average maturity of approximately 5.4 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2013 third quarter.
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
At the end of the 2013 third quarter, guarantees where we are the primary obligor decreased by $27 million to $197 million, compared to $224 million at year-end 2012, and reflected a $19 million decrease in operating profit guarantees, a $12 million decrease in debt service guarantees, partially offset by a $4 million increase in other guarantees. At the end of the 2013 third quarter, future guarantee commitment expirations are as follows: $8 million in 2013; $37 million in 2014; $19 million in 2015; $1 million in 2016; $46 million in 2017; and $86 million thereafter.
As of the end of the 2013 third quarter, guarantees where we are secondarily liable decreased by $57 million to $182 million, compared to $239 million at year-end 2012, and primarily reflected a $40 million decrease for an operating profit guarantee, which terminated upon restructuring of the underlying debt. At the end of the 2013 third quarter, future guarantee commitment expirations are as follows: $9 million in 2013; $40 million in 2014; $30 million in 2015; $33 million in 2016; $23 million in 2017; and $47 million thereafter. See the "Guarantees" caption in Footnote No. 11, "Contingencies" for additional information on our guarantees.
Share Repurchases
We purchased 15.6 million shares of our common stock during the 2013 first three quarters, at an average price of $40.31 per share. See Part II, Item 2 of this Form 10-Q for more information on our share repurchases. As of September 30, 2013, 18.7 million shares remained available for repurchase under authorizations from our Board of Directors.

Dividends
On February 15, 2013, our Board of Directors declared a quarterly cash dividend of $0.13 per share, which we paid on March 29, 2013 to shareholders of record on March 1, 2013. On May 10, 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share, which we paid on June 28, 2013 to shareholders of record on May 24, 2013. On August 8, 2013, our Board of Directors declared a quarterly cash dividend of $0.17 per share, which we paid on September 27, 2013 to shareholders of record on August 22, 2013.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2013 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the first quarter of 2013, we began the phased implementation of an enterprise-wide financial systems project to upgrade our general ledger and reporting tools. In conjunction with that effort, we converted to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. We are performing the implementation in the ordinary course of business to increase efficiency and align our processes on a global basis, and we expect to continue the implementation over the next several quarters.

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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in Europe and other parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, and related issues, including the recent U.S. federal government shutdown, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and our business may suffer as automatic U.S. federal spending cuts that began in March 2013 and the recent U.S. federal government shutdown in October 2013 reduce the amount of travel by U.S. government employees and contractors and result in potential limitations on other aspects of travel. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate or franchise hotels and resorts in 72 countries, and our operations outside the United States represented approximately 17 percent of our revenues in the 2013 third quarter. We expect that the international share of our total revenues will continue to increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
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
Some hotel openings in our existing development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects.  At the end of the 2013 third quarter we reported over 850 hotels in our development pipeline, which we define as hotels under signed contracts, including hotels pending conversion to one of our brands. Separately, we also report the number of hotels approved for development but not under signed contracts. The eventual opening of the hotels in our development pipeline and, in particular, the hotels approved for development that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Accordingly, we cannot assure you that our development pipeline, and in particular hotels approved for development, will result in new hotels that enter our system, or that those hotels will open when we anticipate.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 - July 31, 2013	0.5	$40.53	0.5	21.4
August 1, 2013 - August 31, 2013	2.0	$40.36	2.0	19.4
September 1, 2013 - September 30, 2013	0.7	$40.62	0.7	18.7

(1)
On February 15, 2013, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. As of September 30, 2013, 18.7 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 5. Other Information
On October 18, 2013, we voluntarily ceased the listing of our Class A Common Stock, par value $0.01 per share, on the New York Stock Exchange, and on the next business day, October 21, 2013, our common stock commenced trading on The NASDAQ Global Select Market (“NASDAQ”). The Company’s stock symbol remains “MAR.”

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of 3.375% Series M Notes Due 2020	Exhibit No. 4.1 to our Form 8-K filed September 27, 2013 (File No. 001-13881).

10	U.S. $2,000,000,000 Third Amended and Restated Credit Agreement dated as of July 18, 2013 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 19, 2013 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the 92 days ended September 30, 2013, and 84 days ended September 7, 2012, as well as the 276 days ended September 30, 2013, and 252 days ended September 7, 2012; (ii) the Condensed Consolidated Statements of Comprehensive Income for the 92 days ended September 30, 2013, and 84 days ended September 7, 2012, as well as the 276 days ended September 30, 2013, and 252 days ended September 7, 2012; (iii) the Condensed Consolidated Balance Sheets at September 30, 2013, and December 28, 2012; and (iv) the Condensed Consolidated Statements of Cash Flows for the 276 days ended September 30, 2013, and 252 days ended September 7, 2012.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
31st day of October, 2013

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer