Form 10-K
period 2013-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2014-02-20
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (294,823,291 shares outstanding as of February 7, 2014)	Nasdaq Global Select Market Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2013, was $9,242,186,286

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2014 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

MARRIOTT INTERNATIONAL, INC.

FORM 10-K TABLE OF CONTENTS

FISCAL YEAR ENDED DECEMBER 31, 2013

Throughout this report, we refer to Marriott International, Inc., together with its subsidiaries, as “we,” “us,” or “the Company.” Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown in the table below:

Fiscal Year	Fiscal Year-End Date	Fiscal Year	Fiscal Year-End Date
2013	December 31, 2013	2008	January 2, 2009
2012	December 28, 2012	2007	December 28, 2007
2011	December 30, 2011	2006	December 29, 2006
2010	December 31, 2010	2005	December 30, 2005
2009	January 1, 2010	2004	December 31, 2004

Beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 and ended on December 31, 2013. Historically, our fiscal year was a 52-53 week fiscal year that ended on the Friday nearest to December 31. As a result, our 2013 fiscal year had 4 more days than the 2012 and 2011 fiscal years. We have not restated and do not plan to restate historical results. Beginning in 2014, our fiscal years will be the same as the corresponding calendar year (each beginning on January 1 and ending on December 31).

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
We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” We operate, franchise, or license 3,916 properties worldwide, with 675,623 rooms as of year-end 2013 inclusive of 40 home and condominium products (4,228 units) for which we manage the related owners’ associations. We believe that our portfolio of brands is the broadest of any lodging company in the world. Our brands are listed in the following table:

• Marriott Hotels®	• TownePlace Suites by Marriott® (“TownePlace Suites®”)
• JW Marriott®	• Marriott Executive Apartments®
• Renaissance® Hotels	• The Ritz-Carlton®
• Gaylord Hotels®	• Bulgari Hotels & Resorts
• Autograph Collection® Hotels	• EDITION®
• Moxy Hotels SM *	• AC Hotels by Marriott SM
• Courtyard by Marriott® (“Courtyard®”)	• Marriott Vacation Club®
• Fairfield Inn & Suites by Marriott® (“Fairfield Inn & Suites®”)	• The Ritz-Carlton Destination Club®
• SpringHill Suites by Marriott® (“SpringHill Suites®”)	• The Ritz-Carlton Residences®
• Residence Inn by Marriott® (“Residence Inn®”)	• Grand Residences by Marriott SM

* At year-end 2013, no Moxy properties were yet open.

Our operations are grouped into four business segments: North American Full-Service, North American Limited-Service, International, and Luxury. Financial information by segment and geographic area for 2013, 2012, and 2011 appears in Footnote No. 14, “Business Segments.”
Company-Operated Properties
At year-end 2013, we operated 1,057 properties (283,029 rooms) under long-term management agreements with property owners, 35 properties (8,542 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and 9 properties (1,960 rooms) as owned. The figures noted for properties operated under long-term management agreements include 40 home and condominium products (4,228 units) for which we manage the related owners’ associations.

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
Franchised, Licensed, and Unconsolidated Joint Venture Properties
We have franchising, licensing, and joint venture programs that permit other hotel owners and operators and Marriott Vacations Worldwide Corporation ("MVW") to use many of our lodging brand names and systems. Under our franchising program, we generally receive an initial application fee and continuing royalty fees, which typically range from four percent to six percent of room revenues for all brands, plus two percent to three percent of food and beverage revenues for certain full-service hotels. We are a partner in unconsolidated joint ventures that manage hotels. Some of these unconsolidated joint ventures also provide services to franchised hotels. We recognize our share of these joint ventures' net income or loss. Franchisees and joint ventures contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We receive license fees under licensing agreements with MVW consisting of a fixed annual fee of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks.

At year-end 2013, we had 2,673 franchised properties (360,451 rooms), 80 unconsolidated joint venture properties (8,839 rooms), and 62 licensed timeshare, fractional, and related properties (12,802 units).
Residential
We use or license our trademarks for the sale of residential real estate, typically in conjunction with hotel development and receive branding fees for sales of such branded residential real estate by others. Residences are typically constructed and sold by third-party owners with limited amounts, if any, of our capital at risk. We have used or licensed our The Ritz-Carlton, EDITION, Autograph Collection Hotels, JW Marriott, and Marriott Hotels brand names and trademarks for residential real estate sales. While the worldwide residential market is very large, we believe the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.
Seasonality
In general, business at company-operated and franchised properties fluctuates only moderately with the seasons and is relatively stable. Business at some resort properties may be seasonal depending on location.

Relationship with Major Customer
We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 19, “Relationship with Major Customer,” for more information.
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

Summary of Properties by Brand
At year-end 2013, we operated, franchised, or licensed the following properties by brand:

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels	130	67,762	182	55,534	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	7	2,914	—	—
Renaissance Hotels	33	15,035	41	11,805	—	—
Renaissance ClubSport®	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	—	—	32	8,410	—	—
The Ritz-Carlton	37	11,040	—	—	—	—
The Ritz-Carlton-Residential(1)	30	3,598	—	—	—	—
Courtyard	274	43,200	562	74,493	—	—
Fairfield Inn & Suites	4	1,197	687	61,724	—	—
SpringHill Suites	29	4,582	277	31,306	—	—
Residence Inn	122	17,653	507	58,403	—	—
TownePlace Suites	22	2,440	200	19,599	—	—
Timeshare (2)	—	—	47	10,506	—	—
Total U.S. Locations	711	187,255	2,544	335,043	—	—

Non-U.S. Locations
Marriott Hotels	137	40,456	37	10,757	—	—
JW Marriott	37	13,812	4	1,016	—	—
Renaissance Hotels	55	17,991	22	6,720	—	—
Autograph Collection	2	395	17	2,310	5	348
The Ritz-Carlton	47	13,950	—	—	—	—
The Ritz-Carlton-Residential (1)	9	575	1	55	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	2	251	—	—	—	—
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	27	4,295	—	—	—	—
AC Hotels by Marriott	—	—	—	—	75	8,491
Courtyard	61	12,958	56	9,898	—	—
Fairfield Inn & Suites	1	148	16	1,896	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	18	2,600	—	—
TownePlace Suites	—	—	2	278	—	—
Timeshare (2)	—	—	15	2,296	—	—
Total Non-U.S. Locations	390	106,276	191	38,210	80	8,839

Total	1,101	293,531	2,735	373,253	80	8,839

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a fiscal year basis for the MVW year ended January 3, 2014.

(3)	Properties operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

Summary of Properties by Country
At year-end 2013, we operated, franchised or licensed properties in the following 72 countries and territories:

Country	Properties	Rooms
Americas
Aruba	5	1,955
Bahamas	1	17
Barbados	1	118
Brazil	5	1,243
British Virgin Islands	1	58
Canada	80	15,749
Cayman Islands	5	772
Chile	2	485
Colombia	3	673
Costa Rica	7	1,222
Curaçao	2	484
Dominican Republic	2	445
Ecuador	2	401
El Salvador	1	133
Honduras	1	153
Mexico	23	5,561
Panama	5	1,001
Peru	2	453
Puerto Rico	9	2,226
Saint Kitts and Nevis	2	541
Suriname	1	140
Trinidad and Tobago	1	119
United States	3,255	522,298
U.S. Virgin Islands	5	1,095
Venezuela	3	688
Total Americas	3,424	558,030
United Kingdom and Ireland
Ireland	2	454
United Kingdom (England, Scotland, and Wales)	64	12,191
Total United Kingdom and Ireland	66	12,645

Middle East and Africa
Algeria	1	204
Bahrain	3	537
Egypt	8	3,763
Jordan	3	644
Kuwait	2	577
Oman	2	495
Pakistan	2	508
Qatar	6	1,509
Saudi Arabia	7	1,800
United Arab Emirates	10	3,058
Total Middle East and Africa	44	13,095
Asia
China	67	25,140
Guam	1	436
India	23	5,752
Indonesia	10	2,261
Japan	12	3,684
Malaysia	7	3,070
Philippines	2	657
Singapore	3	1,059
South Korea	5	1,751
Thailand	18	3,815
Vietnam	2	786
Total Asia	150	48,411
Australia	5	1,527
Continental Europe
Azerbaijan	1	243
Armenia	2	326
Austria	8	1,922
Belgium	5	881
Czech Republic	6	1,088
Denmark	1	402
France	21	4,266
Georgia	2	245
Germany	28	6,481
Greece	1	314
Hungary	4	891
Israel	3	539
Italy	23	3,677
Kazakhstan	5	634
Netherlands	3	946
Poland	2	759
Portugal	5	1,150
Romania	1	401
Russia	13	3,013
Spain	75	9,590
Sweden	2	406
Switzerland	6	1,181
Turkey	10	2,560
Total Continental Europe	227	41,915

Total	3,916	675,623

Descriptions of Our Brands

North American Full-Service Segment, North American Limited-Service Segment,
International Segment Products

Marriott Hotels is our global flagship premium brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott Hotels properties seek to be "brilliant hosts" to global, mobile guests who blend work and play, demand seamless connectivity and seek style with substance. Properties are located in downtown, urban, and suburban areas, near airports, and at resort locations.

Typically, properties contain 300 to 700 well-appointed guest rooms, convention and banquet facilities, destination-driven restaurants and lounges, room service, concierge lounges, fitness centers, swimming pools, wireless Internet access in public spaces, and parking facilities. Sixteen properties have over 1,000 rooms. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and spa facilities. New and renovated properties typically showcase the Marriott Greatroom lobby experience, which features dynamic public spaces that flex to meet a wide variety of the social, mobile, and collaborative behaviors of today's traveler. Properties feature luxurious guest rooms, contemporary residential designs with rich woods and architectural detail, flat-screen high-definition televisions, in-room high-speed Internet access, and bathrooms embodying spa-like luxury. The Marriott Hotels brand is also leading the industry with the deployment of Mobile Guest Services that allows customers to check in and check out of a hotel on their mobile device. At year-end 2013, there were 486 Marriott Hotels properties (174,509 rooms), excluding JW Marriott and Marriott Conference Centers.

At year-end 2013, there were 10 Marriott Conference Centers (2,915 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott Hotels property, conference centers include expanded meeting room space, banquet and dining facilities, and recreational facilities.

JW Marriott is a global luxury brand made up of a collection of beautiful properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment with discreet personal service. JW Marriott's elegant yet approachable positioning provides a differentiated offering in the luxury hotel market, bridging the gap between full service hotel brands and the super luxury brands at the top of the tier. At year-end 2013, there were 63 properties (27,477 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott offers anticipatory service and exceptional amenities, many with world-class golf and spa facilities. In addition to the features found in a typical Marriott Hotels property, the facilities and amenities at JW Marriott properties normally include larger guest rooms, higher-end décor and furnishings, upgraded in-room amenities, upgraded executive lounges, business centers and fitness centers, and 24-hour room service.

Marriott Hotels, Marriott Conference Centers, and JW Marriott Geographic Distribution at Year-End 2013	Properties
United States (43 states and the District of Columbia)	344	(138,860 rooms)
Non-U.S. (58 countries and territories)
Americas	50
Continental Europe	41
United Kingdom and Ireland	51
Asia	50
Middle East and Africa	19
Australia	4
Total Non-U.S.	215	(66,041 rooms)

Renaissance Hotels is a global, full-service brand that targets lifestyle-oriented business travelers who are "discoverers at heart" and who value business travel as a way to explore the world. Each Renaissance hotel offers its own personality, local flavor, and distinctive style and provides guests the opportunity to discover something new at every turn. Two innovations include the Navigator program, which helps guests discover authentic establishments in the locale, and RLife® LIVE, which helps guests discover emerging talent in music, films, arts, and more in the comfort of the hotel lobby bars and lounges. For group customers, Renaissance offers R.E.N. Meetings, which includes Renaissance sensory meeting space and table settings, Entertainment with RLife LIVE, and Navigator local experts, all built on our company's trusted meetings expertise and heritage.

Renaissance Hotels' diverse portfolio includes historic icons, modern boutiques, exotic resorts, and convention hotels. Most properties contain 250 to 500 rooms, featuring modern chic design, lively bars and lounges, and creative meeting and banquet facilities. At year-end 2013, there were 153 Renaissance Hotels properties (51,900 rooms), including two Renaissance ClubSport properties (349 rooms).

Renaissance Hotels Geographic Distribution at Year-End 2013	Properties
United States (28 states and the District of Columbia)	76	(27,189 rooms)
Non-U.S. (33 countries and territories)
Americas	9
Continental Europe	31
United Kingdom and Ireland	4
Asia	29
Middle East and Africa	4
Total Non-U.S.	77	(24,711 rooms)

Autograph Collection Hotels. The Autograph Collection is a growing portfolio of luxury independent hotels located in desired destinations around the world. Each hotel in the Collection is selected for its distinction as an iconic landmark, its cultural significance, remarkable design or for its best-in-class resort amenities. Autograph Collection provides our company the opportunity to attract new guests who prefer original and varying hotel experiences that other brands do not offer. The Collection provides owners of high-quality hotels with a compelling consumer offering through our leading reservations and marketing platforms and Marriott Rewards®, our award winning loyalty program. Every hotel in the Collection has its own character and unique sense of place. At year-end 2013, there were 56 Autograph Collection properties (11,463 rooms) operating in 15 countries and territories.

Autograph Collection Hotels Geographic Distribution at Year-End 2013	Properties
United States (15 states)	32	(8,410 rooms)
Non-U.S. (14 countries and territories)
Americas	3
Continental Europe	15
United Kingdom and Ireland	4
Asia	2
Total Non-U.S.	24	(3,053 rooms)
Gaylord Hotels. With its world-class group and convention-oriented hotels, Gaylord Hotels is a leader in the group and meetings business and complements our existing network of large convention hotels. Gaylord Hotels properties are located in Prince George's County, Maryland near Washington, D.C. (Gaylord National®), in Nashville, Tennessee (Gaylord Opryland® and The Inn at Opryland), in Kissimmee, Florida near Orlando (Gaylord Palms®) and in Lake Grapevine, Texas, near Dallas (Gaylord Texan®). Gaylord Hotels properties are designed to celebrate the heritage of their destinations. Properties typically have between approximately 1,400 rooms and 2,900 rooms, extensive meeting and convention space ranging from 400,000 to 600,000 square feet, from 4 to 15 restaurants, eateries and bars, and retail outlets serving groups and leisure travelers. Fueled by the brand’s hallmark "Everything in one place" concept, each Gaylord Hotels resort blends magnificent settings, luxurious rooms, and world-class dining and entertainment offerings. Gaylord Hotels properties invite their guests to experience live music, dining, dancing, sporting activities, shopping, golf, movies, and more, all in one place. We also manage Gaylord Springs Golf Links, Wildhorse Saloon, and General Jackson Showboat located at or near the Gaylord Opryland in Nashville. At year-end 2013, there were five Gaylord Hotels properties (8,098 rooms, including the 303 room Inn at Opryland) operating in the United States.

AC Hotels by Marriott. We are a partner with AC Hoteles, S.A. of Spain in joint ventures that created the “AC Hotels by Marriott” co-brand. AC Hotels by Marriott is designed to attract the upper-moderate design-conscious guest looking for a cosmopolitan hotel in a great city location. The brand features stylish, sleek designs with limited food and beverage offerings. Room counts vary by continent and can range from 50 to175 rooms. AC by Marriott hotels are typically located in destination, downtown, and lifestyle centers. Each hotel has its own unique style and character, but all feature the signature “AC Bed” with four large pillows and built-in reading light. AC Hotels by Marriott also features the “AC Lounge” offering cocktails, appetizers and sharable plates where guests can relax and unwind, and "AC Fitness" centers with state-of-the-art exercise equipment. Small meeting rooms can be found in most hotels for private board meetings or intimate social gatherings. Based on location, other hotel amenities include a mini-bar, 24-hour room service, laundry service, exclusive bathroom amenities, writing desk, and Wi-Fi. At year-end 2013, there were 75 AC Hotels by Marriott properties (8,491 rooms) in Spain, Italy, France, and Portugal. In 2013, we announced that we plan to import the AC Hotels brand into the U.S. and the rest of the Americas.

Moxy Hotels. In 2013, we announced a collaboration with Inter IKEA to develop our newest brand, Moxy Hotels, a design-led, lifestyle budget hotel developed around the needs of Generation X and Y travelers. Moxy offers a new way of traveling in which smaller is concentration, not reduction, and in which affordability is not a sacrifice of style, nor a loss of comfort. The brand offers a vibrant, communal and stylish public space and a fun, energetic and edgy personality. The brand will debut in Italy, with the first Moxy expected to open in Milan in mid-2014.

Courtyard is our hotel product designed for the upper-moderate price tier. Focused primarily on transient business travel, Courtyard hotels are designed to offer a refreshing environment to help guests stay connected, productive, and balanced, while accommodating their need for choice and control when traveling. The hotels typically contain 90 to 150 rooms in suburban locales and 140 to 340 rooms in downtown domestic and international locales. Well-landscaped grounds typically include outdoor social areas. Hotels feature functionally designed guest rooms and meeting rooms, free in-room high-speed Internet access, free wireless high-speed Internet access (Wi-Fi) in the lobby (in North America), a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). At year-end 2013, over 80 percent of our North American Courtyard hotels completed the Courtyard Refreshing Business lobby design, a state-of-the-art lobby design we began implementing in 2008. The Bistro is the centerpiece of the lobby and is a "paid for" food and beverage concept that offers guests fresh and healthy meals for both breakfast and dinner along with Starbucks® Coffee, specialty espresso drinks, and a full evening bar service. The multifunctional lobby space enables guests to work, relax, eat, drink, and socialize at their own pace, taking advantage of enhanced technology and The Bistro’s offerings. At year-end 2013, there were 953 Courtyard properties (140,549 rooms) operating in 38 countries and territories.

Courtyard Geographic Distribution at Year-End 2013	Properties
United States (49 states and the District of Columbia)	836	(117,693 rooms)
Non-U.S. (37 countries and territories)
Americas	43
Continental Europe	42
United Kingdom and Ireland	2
Asia	24
Middle East and Africa	5
Australia	1
Total Non-U.S.	117	(22,856 rooms)

Fairfield Inn & Suites (which includes Fairfield Inn, Fairfield Inn & Suites and Fairfield by MarriottSM) is an established leader in the moderate-price tier segment and is targeted primarily at value-conscious business travelers. Fairfield Inn & Suites’ new prototype provides owners and investors with options and flexibility to meet specific market needs. Whether the hotel is located in an urban, secondary, or tertiary market, this innovative design allows owners to adapt the model based on location and site requirements. A typical Fairfield Inn & Suites or Fairfield Inn property has 60 to 140 rooms in suburban locations and up to 200 rooms in urban destinations. Fairfield Inn & Suites offers a wide range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site business services (copying, faxing, and printing), a business center/lobby computer with Internet access and print capability, free hot breakfast, The Market (a self-serve food store open 24 hours a day, at most locations), exercise facilities (at most locations), and a swimming pool. Additionally, suite rooms (approximately 25 percent of the rooms at a typical Fairfield Inn & Suites) provide guests with separate areas for sleeping, working, and relaxing as well as in-room amenities including a microwave and refrigerator. At year-end 2013, there were 511

Fairfield Inn & Suites properties and 197 Fairfield Inn properties (64,965 rooms combined total) operating in the United States, Canada, Mexico and India.

Fairfield Inn & Suites and Fairfield Inn Geographic Distribution at Year-End 2013	Properties
United States (48 states and the District of Columbia)	691	(62,921 rooms)
Non-U.S. Americas (3 countries and territories)
Americas	16
Asia	1
Total Non-U.S.	17	(2,044 rooms)

Residence Inn is North America’s leading upscale extended-stay hotel brand designed for frequent and extended stay business and leisure travelers staying five or more nights. Residence Inn provides upscale design and style with spacious suites that feature separate living, sleeping, and working areas, as well as kitchens with full-size appliances. Building on the brand’s innovative spirit, Residence Inn is evolving to better support our guests with our new guest room designs, featuring a new desk design that offers room to spread out and work in comfort, a signature sofa that offers a place to work and relax, and an updated bath area with thoughtful storage. Additionally, we have created a fresh, stylish, residential design for the lobby space to encourage guests to enjoy time with friends and family outside their suites. Guests can maintain their own pace and routines through free in-room high-speed Internet access and free Wi-Fi access in the lobby, on-site exercise options, and comfortable places to work and relax. Additional amenities include free hot breakfast and evening social events, free grocery shopping services, 24-hour friendly and knowledgeable staffing, and laundry facilities. At year-end 2013, there were 653 Residence Inn properties (79,405 rooms) operating in 6 countries and territories.

Residence Inn Geographic Distribution at Year-End 2013	Properties
United States (48 states and the District of Columbia)	629	(76,056 rooms)
Non-U.S. (5 countries and territories)
Americas	21
Continental Europe	1
United Kingdom and Ireland	1
Middle East and Africa	1
Total Non-U.S.	24	(3,349 rooms)

SpringHill Suites is our all-suite brand in the upper-moderate-price tier primarily targeting business and leisure travelers who are looking for extra space and style with a great value. Fusing form and function with modern décor and creature comforts like great bedding, good food, and fitness options, SpringHill Suites delivers a stimulating and enriching experience for its target guests, who are "independent social explorers" looking for extra space and style with a great value. SpringHill Suites properties typically have 90 to 165 suites that have approximately 25 percent more space than a traditional hotel guest room with separate areas for sleeping, working, and relaxing. The brand offers a broad range of amenities, including free in-room high-speed Internet access and free Wi-Fi access in the lobby, The Market (a self-serve food store open 24 hours a day), complimentary hot breakfast buffet, lobby computer and on-site business services (copying, faxing, and printing), exercise facilities, and a swimming pool. At year-end 2013, there were 306 properties (35,888 rooms) operating in the United States (45 states) and two properties (299 rooms) in Canada.

TownePlace Suites is a moderately priced extended-stay hotel brand designed to appeal to business and leisure travelers who stay for five nights or more. Created for the value smart traveler who has a preference for a comfortable, uncomplicated and convenient hotel experience, each suite provides functional spaces for living and working, including a full kitchen and a home office. TownePlace Suites associates provide insightful local knowledge, and each hotel specializes in delivering service that helps guests settle in, maintain their day-to-day routine, and connect to the local area. Additional amenities include daily housekeeping services, breakfast, exercise facilities, a pool, 24-hour staffing, laundry facilities, free high-speed Internet and Wi-Fi access in the lobby and guest suites. At year-end 2013, there were 222 properties (22,039 rooms) operating in the United States (44 states) and two properties (278 rooms) operating in Canada.

Marriott Executive Apartments provides luxury serviced apartments with five-star amenities and services for business executives and those on leisure who require accommodations outside their home country, usually for 30 or more days. These full-service apartments are designed with upscale finishes and a wide variety of amenities including food and beverage options, a 24-hour front desk, daily and weekly housekeeping services, laundry facilities within the apartment, and recreational facilities. With all the space of a luxury apartment and the services of our skilled staff, Marriott Executive Apartments offer a truly unique solution for long-term guests seeking an opportunity to live, connect, and explore their new city. At year-end 2013, 25 Marriott Executive Apartments and two other Serviced Apartments properties (4,295 rooms total) were located in 16 countries and territories. All Marriott Executive Apartments are located outside the United States.

Luxury Segment Products

The Ritz-Carlton is one of the world's leading global luxury lifestyle brands, with hotels and resorts renowned for their extraordinary locations, inspired design, and legendary service. The brand, designed to appeal to the guest who enjoys genuine care and comfort, seeks to provide unique, memorable, and personal experiences that transcend luxury hospitality and create indelible marks in guests' lives. The Ritz-Carlton properties typically include elegant spa and wellness facilities, restaurants led by celebrity chefs, championship golf courses (at resort properties), 24-hour room service, twice-daily housekeeping, fitness and business centers, meeting and banquet facilities, concierge services, and The Ritz-Carlton Club® Level. The Ritz-Carlton is a highly reputable, award-winning organization and the only service company to have twice earned the prestigious Malcolm Baldrige National Quality Award. At year-end 2013, there were 88 The Ritz-Carlton hotel properties (25,569 rooms) and 40 home and condominium projects (4,228 units) for which we manage the related owners' associations operating in 29 countries and territories.

The Ritz-Carlton Geographic Distribution at Year-End 2013 (1)	Properties
United States (17 states and the District of Columbia)	67	(14,638 rooms)
Non-U.S. (29 countries and territories)
Americas	15
Continental Europe	12
United Kingdom and Ireland	—
Asia	24
Middle East and Africa	10
Total Non-U.S.	61	(15,159 rooms)

(1)	Includes 40 home and condominium projects (4,228 units) for which we manage the related owners’ associations.

Bulgari Hotels & Resorts. Bulgari Hotels & Resorts is the product of a joint venture between us and Italian jeweler and luxury goods designer Bulgari SpA. The Bulgari Hotels & Resorts brand offers distinctive luxury hotel properties located in gateway cities and exclusive resorts around the world. These innovative hotels combine Bulgari style with incredible service in an informal yet impeccable setting, providing a flawless experience sought by the most discriminating guests. At year-end 2013, there were three Bulgari properties: the Bulgari Milan Hotel (58 rooms), in Milan, Italy, the Bulgari Bali Resort (59 private villas, two restaurants, and comprehensive spa facilities), and the Bulgari Hotel in London, England (85 rooms) overlooking Hyde Park and Knightsbridge. We also operate two restaurants in Tokyo, Japan, which are co-located with two Bulgari retail stores. The hotels are designed by renowned Italian designer Antonio Citterio and the furnishings and detailing embody the idea of contemporary luxury. We operate all of the Bulgari Hotels & Resorts brand properties and restaurants other than the hotel in London, which is franchised. Other projects are currently in various stages of development in Europe, Asia, the Middle East, and North America.

EDITION. In collaboration with hotel innovator Ian Schrager, EDITION combines the personal, intimate, individualized, and unique hotel experience that Ian Schrager is known for, with the global reach, operational expertise and scale of Marriott. The brand’s approach and attitude toward modern lifestyle provides a unifying aesthetic, blending groundbreaking innovation, great design, outstanding dining and entertainment with personal, friendly and modern service. The heightened experience, authenticity and originality that Ian Schrager brings to the brand coupled with the global reach of Marriott results in a truly distinct product that sets itself apart from anything else currently in the marketplace. EDITION showcases the finest dining and entertainment offerings for guests and locals in the know. At year-end 2013, the brand operated The Istanbul EDITION, an award-winning 78-room property in Istanbul, Turkey, and recently opened the 173-room London EDITION to great acclaim. Planned openings are also scheduled in international gateway cities including Miami Beach (2014), New York-Madison Square Park (2015), Gurgaon, India (2015), Sanya, China (2015), Bangkok, Thailand (2016), Abu Dhabi (2016), Shanghai, China (2016), Wuhan, China (2017), West Hollywood (2017), and New York-Times Square (2017), along with other projects under development in key locations around the world. The EDITION hotels in Miami Beach and New York-Madison Square Park are currently under construction and development with our own funds. Early in the 2014 first quarter, we sold The London

EDITION to a third party and simultaneously entered into definitive agreements to sell The Miami Beach and The New York EDITION hotels to the same third party when construction is complete. We will retain long-term management agreements for each of these three EDITION hotels. See Footnote No. 7, "Acquisitions and Dispositions" for additional information on this transaction.

Licensed Timeshare Brands

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our then wholly owned subsidiary MVW. Before the spin-off date, we developed, operated, marketed, and sold timeshare interval, fractional ownership, and residential properties as part of our former Timeshare segment under four brand names - Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott. In conjunction with the spin-off, we entered into licensing agreements with MVW for MVW’s use of the Marriott timeshare and Ritz-Carlton fractional brands. See Footnote No. 15, "Spin-off," for more information on the spin-off.

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

Many resorts are located adjacent to hotels we operate, such as Marriott Hotels and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation.

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
The Ritz-Carlton Destination Club is MVW's vacation ownership offering in the luxury tier of the industry. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with The Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature two-, three- and four-bedroom units that generally include marble foyers, walk-in closets, custom kitchen cabinetry, and luxury resort amenities such as large feature pools and full-service restaurants and bars. We deliver on-site services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, through our Ritz-Carlton subsidiary.
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

At year-end 2013, MVW operated 62 properties, primarily in the United States, but also in other countries and territories.
Other Activities
Credit Card Programs. At year-end 2013, we had six credit card programs in the United States, Canada, and the United Kingdom, which include both Marriott Rewards and The Ritz-Carlton Rewards credit cards. We earn licensing fees based on card usage, and the cards are designed to encourage loyalty to our brands.

Sales and Marketing, Loyalty Programs, and Reservation Systems. We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our website, or any other Marriott reservation channel. Marriott’s Look No Further Guarantee ensures best rate integrity, strengthening consumer confidence in our brand. Our strong Marriott Rewards and The Ritz-Carlton Rewards guest recognition programs and our information-rich and easy-to-use Marriott.com website are also key to our success.

With nearly 44 million visitors each month, Marriott.com remains one of the largest online retail sites in the world, and continues to experience unprecedented growth. According to Internet Retailer (September 2013), Marriott is now the largest hotel company in gross mobile bookings including bookings via smartphone and tablets. In 2013, we successfully launched Mobile Check-In at Marriott Hotels in North America and select international properties. Marriott Rewards members can now remotely check in at almost 350 Marriott Hotels using their mobile devices. Ongoing design improvements to Marriott.com will add elegance and simplicity, making it easier for our guests to discover our properties on every device available.

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

At year-end 2013, we operated 13 systemwide hotel reservation centers, six in the United States and Canada and seven in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and lease the others. Our reservation system manages and controls inventory availability and pricing set by our hotels and allows us to utilize online and offline agents where cost effective. With over 3,900 properties in our system, economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.

The global sales and revenue management organization is a key competitive advantage for us due to an unrelenting focus on optimizing our investment in people, processes, and systems. We continue to develop and implement sales and revenue management plans and strategies that are tailored to specific markets around the world to meet the needs of our hotel owners. Our above-property sales deployment strategy aligns our sales efforts around the customer, reducing duplication of sales efforts by individual hotels and allowing us to cover a larger number of accounts. We also utilize innovative sophisticated revenue management systems, many of which are proprietary, that provide a competitive advantage in pricing decisions, increase efficiency in analysis and decision making, and produce increased property-level revenue for the hotels in our system. Most of the hotels in our system utilize web-based programs to effectively manage the rate set up and modification processes which provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services. For our company-managed hotels in North America, at year-end 2013, approximately one-third of our sales staff worked on-property, approximately one-third worked in outside sales (spending the majority of their time meeting in customer offices), and approximately one-third responded to customer requests in state-of-the-art sales offices.

Our customer loyalty programs, Marriott Rewards and The Ritz-Carlton Rewards, have over 45 million members and 14 participating brands. MVW and other program partners also participate in our rewards programs. The rewards programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 36 participating airline programs. We believe that our rewards programs generate substantial repeat business that might otherwise go to competing hotels. In 2013, rewards program members purchased over 50 percent of our room nights. We continue to enhance our rewards program offerings and strategically market to this large and growing customer base. Our loyal rewards member base provides a low cost and high impact vehicle for our revenue generation efforts. See the "Our Rewards Programs" caption in Footnote No. 1, "Summary of Significant Accounting Policies" for more information.

As we further discuss in Part I, Item 1A “Risk Factors” later in this report, we utilize sophisticated technology and systems in our reservation, revenue management, and property management systems, in our Marriott Rewards and The Ritz-

Carlton Rewards programs, and in other aspects of our business. We also make certain technologies available to our guests. Keeping pace with developments in technology is important for our operations and our competitive position. Furthermore, the integrity and protection of customer, employee, and company data is critical to us as we use such data for business decisions and to maintain operational efficiency.

Environmental Responsibility and "Green" Hotels. Our sustainability strategy supports business growth and reaches beyond our hotels to preserve and protect our planet's natural resources. Marriott's environmental goals are to: (1) further reduce energy and water consumption by 20% by 2020; (2) empower our hotel development partners to build green hotels; (3) green our multi-billion dollar supply chain; (4) educate and inspire associates and guests to conserve and preserve; and (5) address environmental challenges through innovative conservation initiatives including rainforest protection and water conservation.

We recognize our responsibility to reduce consumption of water, waste and energy in our hotels and corporate offices and are focused on integrating greater environmental sustainability throughout our business. We were the first major hotel chain to calculate our carbon footprint and launch a plan to improve energy efficiency, conserve water and support projects that reduce deforestation. We use Energy and Environmental Action (EEAP) plans, our best-practice auditing tool, to help our properties achieve energy and water reduction goals. Working in partnership with the U.S. Green Building Council (USGBC) for Leadership in Energy and Environmental Design (LEED®) and the Green Building Certification Institute (GBCI), Marriott is empowering our hotel development partners to build green hotels. In 2011, we developed the first LEED Volume Program (LVP) to provide a streamlined path to certification for the hospitality industry through a green hotel prototype. The LEED Volume Program that Marriott offers can save our owners 25 percent in energy and water consumption for the life of their buildings and should recover their initial investment in two to six years. Marriott has more than 110 LEED-certified buildings, with more in the development pipeline.

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

Marriott Golf. At year-end 2013, Marriott Golf managed 35 golf course facilities as part of our management of hotels and for other golf course owners. In addition, we provide similar services to six facilities operated by others.
Competition. We encounter strong competition both as a lodging operator and as a franchisor. There are approximately 872 lodging management companies in the United States, including approximately nine that operate more than 100 properties. These operators are primarily private management firms, but also include several large national chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if certain financial or performance criteria are not met.

During the last recession we experienced a significant reduction in demand for hotel rooms, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved from 2010 through 2013, additional cost reductions could become necessary to preserve operating margins if demand trends reverse. If any such efforts become necessary, we would expect to implement them in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, in order to help maintain or increase our market share.

Affiliation with a national or regional brand is prevalent in the U.S. lodging industry, and we believe that our brand recognition gives us a competitive advantage in attracting and retaining guests, owners and franchisees. In 2013, approximately 69 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.

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

Based on lodging industry data, we have approximately a 10 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a two percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher occupancies and Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, and our emphasis on guest service and guest and associate satisfaction are contributing factors across all of our brands.

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

Employee Relations
At year-end 2013, we had approximately 123,000 employees, approximately 10,100 of whom were represented by labor unions. We believe relations with our employees are positive.

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

Internet Address and Company SEC Filings
Our Internet address is Marriott.com. On the investor relations portion of our website, Marriott.com/investor, we provide a link to our electronic filings with the U.S. Securities and Exchange Commission (the "SEC"), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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
Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the "SEC"). We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise.
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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in Europe and other parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, and related issues, including the recent U.S. federal government shutdown, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and this aspect of our business will likely continue to suffer due to recent U.S. federal spending cuts and any further limitations that may result from congressional action or inaction. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate or franchise hotels and resorts in 72 countries, and our operations outside the United States represented approximately 17 percent of our revenues in 2013. We expect that the international share of our total revenues will continue to increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired or recently announced brands, such as EDITION, Autograph Collection, AC Hotels by Marriott, Gaylord Hotels, Moxy Hotels, or any other new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
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
Our development activities expose us to project cost, completion, and resale risks. We develop new hotel and residential properties, and previously developed timeshare interval and fractional ownership properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the 2009 and 2011 impairment charges for our former Timeshare business, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.

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
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, directly or through noncontrolling interests and/or licensing agreements, in the development and sale of residential properties associated with our brands, including residences and condominiums under our The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection, and Marriott brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging businesses, which may reduce our profits or compromise our brand equity, including the following: (1) the continued weakness in residential real estate and demand generally may continue to reduce our profits and could make it more difficult to convince future hotel development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.
Some hotel openings in our existing development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. At year-end 2013 we reported approximately 1,165 hotels in our development pipeline, which includes hotels under construction and under signed contracts, as well as over 170 hotels approved for development but not yet under signed contracts. The eventual opening of the hotels in our development pipeline and, in particular, the hotels approved for development that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Accordingly, we cannot assure you that our development pipeline, and in particular hotels approved for development, will result in new hotels that enter our system, or that those hotels will open when we anticipate.
Planned transactions that we announce may be delayed, not occur at all, or involve unanticipated costs. From time to time we announce transactions that we expect will close at a future date, such as the recently announced acquisition of Protea Hotel Group’s brands and management business and disposition of our EDITION hotels in Miami Beach and New York upon completion of construction. If the conditions to consummating these transactions are neither satisfied nor waived by the time we expect, the closings could be delayed or not occur at all. In addition, the EDITION contracts are for a fixed purchase price based upon the estimated total development costs for the hotels and we will not recover any development costs in excess of the agreed purchase price, so we will bear those development costs to the extent that they are higher than we anticipated when we agreed to the transaction.
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
Failure to maintain the integrity of internal or customer data could result in faulty business decisions, operational inefficiencies, damage to our reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The information, security, and privacy requirements imposed by governmental regulation and the requirements of the payment card industry are also increasingly demanding, in both the United States and other jurisdictions where we operate. Our systems or our franchisees' systems may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our and our service providers' information systems and records. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our franchisees or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
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
Other Risks
Changes in laws and regulations could reduce our profits or increase our costs. Our businesses are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for financial reporting, taxes, healthcare, and the environment. Changes to these laws, regulations, and policies, including those associated with health care, tax or financial reforms, could reduce our profits. Further, we anticipate that many of the jurisdictions in which we do business will continue to review tax and other revenue raising laws, regulations, and policies, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices and reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could have a significant impact on us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations, or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
If we cannot attract and retain talented associates, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. Any shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profits of our third-party owners.
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
See the information under "Legal Proceedings" in Footnote No. 13, "Contingencies" which we incorporate here by reference.
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

		Stock Price		Dividends Declared per Share
		High	Low
2012	First Quarter	$38.63	$29.73	$0.1000
	Second Quarter	40.45	35.68	0.1300
	Third Quarter	40.00	34.69	0.1300
	Fourth Quarter	41.84	33.93	0.1300

		Stock Price		Dividends Declared per Share
		High	Low
2013	First Quarter	$42.27	$36.24	$0.1300
	Second Quarter	44.45	38.17	0.1700
	Third Quarter	43.99	39.58	0.1700
	Fourth Quarter	49.84	41.26	0.1700

At February 7, 2014, 294,823,291 shares of our common stock were outstanding and were held by 36,811 shareholders of record. Since October 21, 2013, our common stock has traded on the NASDAQ Global Select Market ("NASDAQ") and the Chicago Stock Exchange; prior to October 21, 2013, it traded on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $49.35 on December 31, 2013, and $36.48 on December 28, 2012. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2013 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013- October 31, 2013	1.0	41.82	1.0	17.7
November 1, 2013-November 30, 2013	1.2	46.44	1.2	16.5
December 1, 2013-December 31, 2013	2.2	46.63	2.2	14.3

(1)
On February 15, 2013, we announced that our Board of Directors had increased, by 25 million shares, the authorization to repurchase our common stock. As of year-end 2013, 14.3 million shares remained available for repurchase under authorizations previously approved by our Board of Directors. On February 14, 2014, we announced that our Board of Directors further increased, by 25 million shares, the authorization to repurchase our common stock. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.     Selected Financial Data.
The following table presents a summary of selected historical financial data for the Company derived from our Financial Statements as of and for our last 10 fiscal years. Since this information is only a summary and does not provide all of the information contained in our financial statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements in this report for each respective year for more detailed information including, among other items, restructuring costs and other charges we incurred in 2008 and 2009, timeshare strategy-impairment charges we incurred in 2009 and 2011, and our 2011 spin-off of our former timeshare operations and timeshare development business. For periods before the 2011 spin-off, we continue to include our former Timeshare segment in Marriott's historical financial results as a component of continuing operations because of Marriott's significant continuing involvement in MVW future operations.

	Fiscal Year (1)
($ in millions, except per share data)	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
Income Statement Data:
Revenues (2)	$12,784	$11,814	$12,317	$11,691	$10,908	$12,879	$12,990	$11,995	$11,129	$9,778
Operating income (loss) (2)	$988	$940	$526	$695	$(152)	$765	$1,183	$1,089	$671	$579
Income (loss) from continuing operations attributable to Marriott	$626	$571	$198	$458	$(346)	$359	$697	$712	$543	$487
Cumulative effect of change in accounting principle (3)	—	—	—	—	—	—	—	(109)	—	—
Discontinued operations (4)	—	—	—	—	—	3	(1)	5	126	109
Net income (loss) attributable to Marriott	$626	$571	$198	$458	$(346)	$362	$696	$608	$669	$596
Per Share Data (5):
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.97	$1.73	$1.64	$1.16	$1.01
Diluted losses per share from cumulative effect of accounting change	—	—	—	—	—	—	—	(0.25)	—	—
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	—	—	—	—	0.01	—	0.01	0.27	0.22
Diluted earnings (losses) per share attributable to Marriott shareholders	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.98	$1.73	$1.40	$1.43	$1.23
Cash dividends declared per share	$0.6400	$0.4900	$0.3875	$0.2075	$0.0866	$0.3339	$0.2844	$0.2374	$0.1979	$0.1632
Balance Sheet Data (at year-end):
Total assets	$6,794	$6,342	$5,910	$8,983	$7,933	$8,903	$8,942	$8,588	$8,530	$8,668
Long-term debt	3,147	2,528	1,816	2,691	2,234	2,975	2,790	1,818	1,681	836
Shareholders’ (deficit) equity	(1,415)	(1,285)	(781)	1,585	1,142	1,380	1,429	2,618	3,252	4,081
Other Data:
Base management fees	$621	$581	$602	$562	$530	$635	$620	$553	$497	$435
Franchise fees	666	607	506	441	400	451	439	390	329	296
Incentive management fees	256	232	195	182	154	311	369	281	201	142
Total fees	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873
Fee Revenue-Source:
North America (6)	$1,186	$1,074	$970	$878	$806	$1,038	$1,115	$955	$809	$682
Total Outside North America (7)	357	346	333	307	278	359	313	269	218	191
Total fees	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027	$873

(1)	Beginning with our 2013 fiscal year, we changed to a calendar year-end reporting cycle. All fiscal years prior to 2013 included 52 weeks, except for 2008 which included 53 weeks.

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

(4)
In 2002, we announced our intent to sell, and subsequently did sell, our Senior Living Services business and exited our Distribution Services business. In 2007, we exited our synthetic fuel business. These businesses are reflected as discontinued operations.

(5)
For periods before the stock dividends we issued in the third and fourth quarters of 2009, we have adjusted all per share data retroactively to reflect those stock dividends. Additionally, for periods before 2006, we have adjusted all per share data retroactively to reflect the June 9, 2006, stock split that we effected in the form of a stock dividend.

(6)
Represents fee revenue from the continental United States (which does not include Hawaii) and Canada, except for 2011 through 2013, which represent fee revenue from the United States (including Hawaii) and Canada.

(7)	Represents fee revenue outside the continental United States and Canada, except for 2011 through 2013, which represent fee revenue outside the United States and Canada.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 72 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. At year-end 2013, of the total population of hotel rooms in our system worldwide, we operated 42 percent under management agreements; our franchisees operated 55 percent under franchise agreements; and we owned or leased only two percent. The remainder represented our interest in unconsolidated joint ventures that manage hotels and provide services to franchised properties. We group our operations into four business segments: North American Full-Service, North American Limited-Service, International, and Luxury.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less noncontrollable expenses such as insurance, real estate taxes, capital spending reserves, and the like.
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
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in the system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, and of our associated mobile smartphone applications and mobile website that connect to Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel. In 2013, we successfully launched Mobile Check-In at 350 Marriott Hotels both in North America and select international locations.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.

Performance Measures
We believe Revenue per Available Room ("RevPAR"), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. We also believe occupancy and average daily rate (“ADR”), which both correlate with RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels.
References to year-end 2013 RevPAR statistics, including occupancy and average daily rate, throughout this report reflect the twelve months ended December 31, 2013, as compared to the twelve months ended December 31, 2012. References to RevPAR statistics, including occupancy and average daily rate, have not been modified to a calendar basis for year-end 2012 compared to year-end 2011. Accordingly, these statistics reflect the 52-week period ended December 28, 2012 compared to the 52-week period ended December 30, 2011, with the exception of The Ritz-Carlton and Autograph Collection brand properties and properties located outside of the United States where statistics are for the twelve months ended for each year presented, consistent with historic presentation. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as those that were open and operating under one of our brands for at least one full calendar year as of the end of the current period and have not, in either the current or previous periods presented, (i) undergone significant room or public space renovations or expansions, (ii) been converted between company operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentage of our properties for the years ended 2013, 2012, and 2011, respectively: (1) 89%, 93%, and 94% of North American properties; (2) 75%, 78%, and 79% of International properties; and (3) 87%, 91%, and 92% of total properties.
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
Results
Conditions for our business continued to improve in 2013, reflecting generally low supply growth in the United States ("U.S."), global improving economic climate in many markets around the world, improved pricing in most markets, and a year-over-year increase in the number of properties in our system. Demand was particularly strong at luxury properties, followed by full-service properties, and limited-service properties.

Comparable worldwide systemwide average daily rates for the twelve months ended December 31, 2013 increased 3.4 percent on a constant dollar basis to $143.33, RevPAR increased 4.6 percent to $102.46, and occupancy increased 0.9 percentage points to 71.5 percent, compared to the same period a year ago.
Continuing economic uncertainty in the U.S. and U.S. government sequestration had a dampening effect on short-term group customer demand through the 2013 first half. Short-term group customer demand improved in the 2013 second half, benefiting from better attendance at group functions. Group bookings in the 2013 second half for future short-term group business also improved. Government and government-related demand was constrained due to government spending restrictions and the U.S. federal government shutdown in October, particularly in Washington, D.C. and the surrounding areas. Transient demand was particularly strong in the western U.S., which allowed us to continue eliminating discounts, shifting business into higher rated price categories, and raising room rates. In the northeast U.S., weak group demand in the region in the first half of 2013, new supply in the city of New York, and weak government and government-related business in Washington, D.C., further impacted by the government shutdown, constrained RevPAR improvement. Leisure destinations in the U.S. had strong demand.
The properties in our system serve both transient and group customers. Business transient and leisure transient demand in the U.S. was strong in 2013. For group business, two-thirds is typically booked before the year of arrival and one-third is booked in the year of arrival. Also, during an economic recovery, group pricing tends to lag transient pricing due to the significant lead times for group bookings. During the recent U.S. economic recession, organizers of large group meetings scheduled smaller and fewer meetings to take place in 2013 than was previously typical. As the U.S. economy recovered, we replaced this lower level of large advance-purchase groups with smaller, last-minute group bookings and transient business. Last-minute group demand weakened during the first half of 2013, largely driven by weak corporate business and soft government demand at many properties, but corporate demand improved in the 2013 second half. U.S. government group demand weakened further as the year progressed, significantly impacted by the government shutdown in the 2013 fourth quarter.
Short-term group demand shortfalls in the 2013 first half were largely mitigated by strong transient demand leading to strong occupancy rates. At the same time, as transient guests typically spend less on food and beverage than group customers, property-level food and beverage revenues increased year-over-year more slowly than room revenue. In addition, spending on food and beverage in 2013 was constrained by the somewhat uncertain economic climate and government spending restrictions in the U.S.
As of year-end 2013, our group revenue booking pace for company-operated Marriott Hotels brand properties in North America is up over 4 percent for stays in 2014, compared to year-end 2012 booking pace for stays in 2013, reflecting improved group demand and greater pricing power.
Outside of North America, Eastern Europe, Russia, and Northern United Kingdom had strong demand in 2013 while Western Europe experienced moderate RevPAR growth. London RevPAR declined in the first three quarters of 2013, reflecting tough comparisons to last year's summer Olympic Games, but improved in the 2013 fourth quarter. Demand in France weakened as the year progressed. Demand remained weak in European markets more dependent on regional travel and new supply and weak economies constrained RevPAR growth in a few markets. In the Middle East, demand was strong in the United Arab Emirates, but weakened further in Egypt (particularly in the second half of 2013), Jordan, and Qatar. Demand in the Asia Pacific region continued to moderate, as our hotels in China experienced weaker government-related travel, moderating economic growth, and new supply in several markets. Thailand and Indonesia had higher demand and strong RevPAR growth in 2013.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in 2013, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and actively pursue productivity improvements.

CONSOLIDATED RESULTS
The following discussion presents an analysis of results of our operations for 2013, 2012, and 2011 (which included the results of the former Timeshare segment before the spin-off).
In late 2011, we completed the spin-off of our timeshare operations and timeshare development business. Accordingly, we no longer have a Timeshare segment and instead earn license fees that we do not allocate to any of our segments and include in "other unallocated corporate." See Footnote No. 15, "Spin-off" for additional information.
Revenues
2013 Compared to 2012
Revenues increased by $970 million (8 percent) to $12,784 million in 2013 from $11,814 million in 2012 as a result of: higher cost reimbursements revenue ($886 million), higher franchise fees ($59 million), higher base management fees ($40 million), and higher incentive management fees ($24 million, comprised of a $27 million increase for North America and a $3 million decrease outside of North America), partially offset by lower owned, leased, and other revenue ($39 million). We estimate that the $970 million increase in revenues included $8 million of combined base management fee, franchise fee, and incentive management fee revenues due to the additional four days of activity in 2013 compared to 2012.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating or net income. The $886 million increase in total cost reimbursements revenue, to $10,291 million in 2013 from $9,405 million in 2012, reflected the impact of higher property-level demand and growth across the system.

The $40 million increase in total base management fees, to $621 million in 2013 from $581 million in 2012, mainly reflected stronger RevPAR due to increased demand ($18 million), the impact of unit growth across the system ($18 million), primarily driven by Gaylord brand properties we began managing in the fourth quarter of 2012, and the additional four days of activity (approximately $3 million). The $59 million increase in total franchise fees, to $666 million in 2013 from $607 million in 2012, primarily reflected stronger RevPAR due to increased demand ($22 million), the impact of unit growth across the system ($23 million), increased relicensing fees primarily for certain North American Limited-Service properties ($8 million), and the additional four days of activity (approximately $5 million). The $24 million increase in incentive management fees from $232 million in 2012 to $256 million in 2013 largely reflected higher property-level income at managed hotels ($33 million), particularly full-service hotels in North America, partially offset by unfavorable foreign exchange rates ($3 million) and unfavorable variances from the following 2012 items: recognition of incentive management fees due to contract revisions for certain International segment properties ($3 million) and recognition of previously deferred fees in conjunction with an International segment property's change in ownership ($3 million).
The $39 million decrease in owned, leased, corporate housing, and other revenue, to $950 million in 2013 from $989 million in 2012, primarily reflected $35 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter and $28 million of lower owned and leased revenue, partially offset by $12 million of higher branding fees, $8 million of higher hotel agreement termination fees, and $2 million of higher other revenue. Lower owned and leased revenue primarily reflected fewer International segment leased properties due to three leases that we terminated in 2013 and weaker demand at one leased property in London, as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $118 million in 2013 and $106 million in 2012.
2012 Compared to 2011
Revenues decreased by $503 million (4 percent) to $11,814 million in 2012 from $12,317 million in 2011. As detailed later in this report in the table under the caption "Former Timeshare Segment - 2012 Compared to 2011," the spin-off contributed to a net $1,282 million decrease in revenues. This decrease was partially offset by a $779 million increase in revenues in our lodging business.

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
The $94 million decrease in owned, leased, corporate housing, and other revenue, to $989 million in 2012 from $1,083 million in 2011, primarily reflected $70 million of lower corporate housing revenue due to the sale of the ExecuStay® corporate housing business in the 2012 second quarter, $29 million of lower owned and leased revenue, and $3 million of lower termination fees, partially offset by $7 million of higher branding fees and $3 million of higher other revenue. The $29 million decrease in owned and leased revenue primarily reflected: (1) $34 million of lower revenue at several owned and leased properties in our International segment, primarily driven by three hotels that left the system ($18 million), weaker demand at three other hotels ($6 million), two hotels that are no longer leased but remain within our system as managed or franchised properties ($5 million), and unfavorable foreign exchange rates ($5 million); and (2) $23 million of lower revenue at a North American Full-Service segment property that converted from leased to managed at year-end 2011; partially offset by (3) $14 million of higher revenue at one leased property in London due to strong demand, in part associated with the 2012 third quarter Olympic Games; and (4) $10 million of higher revenue at one leased property in Japan. The property in Japan benefited from favorable comparisons with 2011 as a result of very weak demand due to the earthquake and tsunami as well as a $2 million business interruption payment received in 2012 from a utility company. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $106 million in 2012 and $99 million in 2011.
Operating Income
2013 Compared to 2012
Operating income increased by $48 million to $988 million in 2013 from $940 million in 2012. The $48 million increase in operating income reflected a $59 million increase in franchise fees, a $40 million increase in base management fees, a $24 million increase in incentive management fees, and $6 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, partially offset by an $81 million increase in general, administrative and other expenses. Approximately $7 million of the net increase in operating income was due to the additional four days of activity in 2013. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to 2012 in the preceding “Revenues” section.
The $6 million (4 percent) increase in owned, leased, corporate housing, and other revenue, net of direct expenses was largely attributable to $12 million of higher branding fees, $8 million of higher hotel agreement termination fees, and $2 million of higher other revenue, partially offset by $17 million of lower owned and leased revenue, net of direct expenses. Lower owned and leased revenue, net of direct expenses was primarily due to $7 million in costs related to three International segment leases we terminated, $5 million in lower results at one leased property in London, $7 million in pre-opening expenses for the London and Miami EDITION hotels, and a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan, partially offset by $4 million in net favorable results at several leased properties.
General, administrative, and other expenses increased by $81 million (13 percent) to $726 million in 2013 from $645 million in 2012. The $81 million increase largely reflected the following 2013 items: (1) $32 million increased other expenses primarily associated with higher costs in international markets, higher costs for hotel development, and higher costs for branding and service initiatives to enhance and grow our brands globally; (2) $26 million of higher compensation and other overhead expenses including increases in hotel development staffing and bonus compensation; (3) $18 million of impairment and accelerated amortization expense for deferred contract acquisition costs primarily for properties that left our system or which had cash flow shortfalls; (4) a $5 million performance cure payment for an International segment property; (5) $4 million of higher amortization expense year over year for deferred contract acquisition costs related to the 2012 Gaylord brand and hotel management company acquisition; and (6) a $4 million increase in legal expenses, primarily due to favorable litigation settlements in 2012. These increases were partially offset by a favorable variance from the accelerated amortization of $8 million of deferred contract acquisition costs in 2012 for a property that exited our system. The $81 million increase in total general, administrative, and other expenses included $27 million that we did not allocate to any of our segments, and $54 million that we allocated as follows: $18 million to our International segment, $19 million to our Luxury segment, $15 million to our North American Full-Service segment, and $2 million to our North American Limited-Service segment.
2012 Compared to 2011
Operating income increased by $414 million to $940 million in 2012 from $526 million in 2011. The $414 million increase in operating income reflected a net $265 million favorable variance due to the spin-off (which included $324 million of Timeshare strategy-impairment charges in 2011. See Footnote No. 15, "Spin-off" for additional information on these charges.), as detailed in the table under the caption "Former Timeshare Segment - 2012 Compared to 2011," and a $149 million increase across our lodging business. This $149 million increase across our lodging business reflected a $44 million increase in franchise fees, a $37 million increase in incentive management fees, a $35 million increase in base management fees, $25 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, and an $8 million decrease in general, administrative and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees across our lodging business compared to 2011 in the preceding “Revenues” section.

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

Gains (Losses) and Other Income
We show our gains (losses) and other income for 2013, 2012, and 2011 in the following table:

($ in millions)	2013	2012	2011
Gains on sales of real estate and other	$2	$27	$11
Gain on sale of joint venture and other investments	9	21	—
Income from cost method joint ventures	—	2	—
Impairment of cost method joint venture investments and equity securities	—	(8)	(18)
	$11	$42	$(7)
2013 Compared to 2012

Gains and other income decreased by $31 million (74 percent) to $11 million in 2013 compared to $42 million in 2012. This decrease in gains and other income principally reflected an unfavorable variance from the $41 million gain we recognized in 2012 on the sale of the equity interest in a North American Limited-Service joint venture which we discuss in the following "2012 Compared to 2011" discussion, and a $2 million impairment loss we recognized in 2013 as a result of measuring certain assets at fair value less the costs we incurred to sell those assets. See Footnote No. 7, "Acquisition and Dispositions" for more information on the reclassification of these assets to held for sale. The decrease in gains and other income was partially offset by a gain of $8 million we recognized in 2013 on the sale of a portion of our shares of a publicly traded company and a favorable variance from an other-than-temporary $7 million impairment we recorded in 2012 which we discuss in the following "2012 Compared to 2011" discussion.

2012 Compared to 2011
In 2012, we recognized a total gain of $41 million on the sale of an equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale) which consisted of: (1) a $21 million gain on the sale of this interest reflected in the "Gain on sale of joint venture and other investments" caption in the preceding table; and (2) recognition of the $20 million remaining gain we deferred in 2005 due to contingencies in the original transaction documents for the sale of land to one of the joint ventures, reflected in the "Gains on sales of real estate and other" caption in the preceding table. See Footnote No. 7, "Acquisitions and Dispositions" for more information on the sale of this equity interest.
The "Impairment of cost method joint venture investments and equity securities" line in the preceding table reflects the other-than-temporary impairment in 2012 of two cost method joint venture investments and the other-than-temporary impairment in 2011 of marketable equity securities. For more information on the $7 million impairment of one of the cost method joint venture investments in 2012, see Footnote No. 4, “Fair Value of Financial Instruments.” For more information on the impairment of marketable equity securities in 2011, see Footnote No. 4, “Fair Value of Financial Instruments” of the 2012 Form 10-K.
Interest Expense
2013 Compared to 2012
Interest expense decreased by $17 million (12 percent) to $120 million in 2013 compared to $137 million in 2012. This decrease in interest expense principally reflected a net $13 million decrease due to net Senior Note retirements and new Senior Note issuances at lower interest rates; and $3 million of increased capitalized interest primarily related to developing two EDITION hotels, partially offset by completion of The London EDITION in the 2013 fourth quarter.
2012 Compared to 2011
Interest expense decreased by $27 million (16 percent) to $137 million in 2012 compared to $164 million in 2011. This decrease reflected a $29 million decrease due to the spin-off, partially offset by a $2 million increase for our lodging business. The $29 million decrease in interest expense due to the spin-off consisted of interest expense in 2011 that was allocated to the former Timeshare segment ($43 million), partially offset by interest expense in 2012 for ongoing obligations for costs that were a component of "Timeshare-direct" expenses before the spin-off ($8 million) and the unfavorable variance to 2011 for capitalized interest expense for construction projects for our former Timeshare segment ($6 million). For the $8 million of interest expense in 2012 for ongoing spin-off obligations, we also recorded $8 million of "Interest income" in 2012 for the associated notes receivable. The $2 million increase in interest expense for our lodging business was primarily for the Series K Notes and the Series L Notes we issued in 2012 ($23 million) as well as increased interest expense for our Marriott Rewards program and our commercial paper program, reflecting higher average balances and interest rates ($2 million), partially offset by increased capitalized interest expense principally for lodging construction projects ($15 million) and the absence of interest expense for the Series F Senior Notes following our repayment of those notes in 2012 ($9 million). See the "LIQUIDITY AND CAPITAL RESOURCES" caption later in this report for more information on our credit facility.
Interest Income and Income Tax
2013 Compared to 2012
Interest income increased by $6 million (35 percent) to $23 million in 2013 compared to $17 million in 2012, primarily reflecting $5 million earned on the $65 million mandatorily redeemable preferred equity ownership interest we acquired in the 2013 second quarter. See Footnote No. 4, "Fair Value of Financial Instruments" for more information on the acquisition.
Our tax provision decreased by $7 million (3 percent) to $271 million in 2013 from $278 million in 2012. The decrease resulted from a lower effective tax rate (30.2 percent in 2013 compared to 32.7 percent in 2012), favorable tax provision to tax return adjustments in 2013, favorable variance from a reserve recorded for an international tax issue in 2012, a favorable state tax adjustment in 2013, and higher income before income taxes in jurisdictions outside of the U.S. with lower tax rates, partially offset by higher income tax expense in the U.S.
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

Our tax provision increased by $120 million (76 percent) to $278 million in 2012 from $158 million in 2011. The increase was primarily due to the absence of timeshare pre-tax losses in 2012 due to the spin-off and the effect of higher pre-tax income from our lodging business, as well as a lower percentage of lodging pre-tax income in 2012 from jurisdictions outside the U.S. with lower tax rates. These increases in the provision were partially offset by a favorable variance from $34 million of income tax expense that we recorded in 2011 to write off certain deferred tax assets transferred to MVW in conjunction with the spin-off.
Equity in Losses
2013 Compared to 2012
Equity in losses of $5 million in 2013 improved by $8 million from equity in losses of $13 million in 2012. The change primarily reflected a favorable variance from the following 2012 items: (1) $8 million in losses at a Luxury segment joint venture for the impairment of certain underlying residential properties; and (2) a $2 million loan loss provision for certain notes receivable due from another Luxury segment joint venture. These favorable variances were partially offset by a $4 million impairment charge in the 2013 second quarter associated with a corporate joint venture (not allocated to one of our segments) that we determined was fully impaired because we did not expect to recover the investment.
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
Net Income
2013 Compared to 2012
Net income increased by $55 million to $626 million in 2013 from $571 million in 2012, and diluted earnings per share increased by $0.28 per share (16 percent) to $2.00 per share from $1.72 per share in 2012. As discussed in more detail in the preceding sections beginning with “Revenues,” or as shown in the Consolidated Statements of Income, the $55 million increase in net income was due to higher franchise fees ($59 million), higher base management fees ($40 million), higher incentive management fees ($24 million), lower interest expense ($17 million), lower equity in losses ($8 million), lower income taxes ($7 million), higher owned, leased, corporate housing, and other revenue, net of direct expenses ($6 million), and higher interest income ($6 million). These increases were partially offset by higher general, administrative, and other expenses ($81 million) and lower gains and other income ($31 million).
2012 Compared to 2011
Net income increased by $373 million to $571 million in 2012 from $198 million in 2011, and diluted earnings per share increased by $1.17 per share (213 percent) to $1.72 per share from $0.55 per share in 2011. As discussed in more detail in the preceding sections beginning with “Revenues,” or as shown in the Consolidated Statements of Income, the $373 million increase in net income was due to the impact of the spin-off ($296 million), as well as the following increases across our lodging business: higher gains and other income ($52 million), higher franchise fees ($44 million), higher incentive management fees ($37 million), higher base management fees ($35 million), higher owned, leased, corporate housing, and other revenue, net of direct expenses ($25 million), lower general, administrative, and other expenses ($8 million), and lower equity in losses ($4 million). These increases were partially offset by higher income taxes ($120 million) as well as the following decreases across our lodging business: lower interest income ($6 million) and higher interest expense ($2 million).
Former Timeshare Segment - 2012 Compared to 2011
The following tables facilitate the comparison of 2012 to 2011 by detailing the components of our former Timeshare segment revenues and results for 2011, as well as certain items that we did not allocate to our Timeshare segment for 2011 while also showing the components of revenue, interest income and interest expense we received from MVW for 2012.

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

Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We, therefore, exclude depreciation and amortization expense. Effective with this report, we have also modified our EBITDA calculation to exclude depreciation and amortization expense that we classify in the "Owned, leased, and corporate housing-direct expenses" and "General, administrative, and other expenses" captions of our Income Statements; as well as the depreciation expense that third party owners reimburse to us that we classify in the "Reimbursed costs" caption of our Income Statements.

We also believe that Adjusted EBITDA, another non-GAAP financial measure, is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects: (1) an adjustment to exclude the $41 million pre-tax gain on the 2012 sale of an equity interest in a North American Limited-Service joint venture discussed earlier in the "Gains and Other Income" caption; and (2) beginning with this report, an adjustment to exclude share-based compensation expense for all years presented. Because companies use share-based payment awards differently, both in the type and quantity of awards granted, we excluded share-based compensation expense to address considerable variability among companies in recording compensation expense. We believe Adjusted EBITDA that excludes these items is a meaningful measure of our operating performance because it permits period-over-period comparisons of our ongoing core operations before these items and facilitates our comparison of results before these items with results from other lodging companies.

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
We show our 2013 and 2012 EBITDA and Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following tables:

($ in millions)	2013
Net Income	$626
Interest expense	120
Tax provision	271
Depreciation and amortization	127
Depreciation classified in Reimbursed costs	48
Interest expense from unconsolidated joint ventures	4
Depreciation and amortization from unconsolidated joint ventures	13
EBITDA	$1,209
Share-based compensation (including share-based compensation reimbursed by third-party owners)	116
Adjusted EBITDA	$1,325

($ in millions)	2012
Net Income	$571
Interest expense	137
Tax provision	278
Depreciation and amortization	102
Depreciation classified in Reimbursed costs	45
Interest expense from unconsolidated joint ventures	11
Depreciation and amortization from unconsolidated joint ventures	20
EBITDA	$1,164
Share-based compensation (including share-based compensation reimbursed by third-party owners)	94
Less: Gain on Courtyard JV sale, pre-tax	(41)
Adjusted EBITDA	$1,217

BUSINESS SEGMENTS
We are a diversified lodging company with operations in four business segments: North American Full-Service, North American Limited-Service, International, and Luxury. See Footnote No. 14, “Business Segments,” for further information.
In addition to our four current segments, on November 21, 2011 we spun off our former timeshare operations and timeshare development business, which had until that time been our Timeshare segment, as a new independent company, MVW. See Footnote No. 14, “Business Segments,” for historical financial results of our former Timeshare segment and Footnote No. 15, "Spin-off" for more information.

At year-end 2013, we operated, franchised, and licensed the following properties by segment:

	Total Lodging and Timeshare Products
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Segment (1)
Marriott Hotels	312	15	327	123,296	5,355	128,651
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	22	1	23	12,649	221	12,870
Renaissance Hotels	74	2	76	26,840	790	27,630
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	32	—	32	8,410	—	8,410
	457	18	475	182,557	6,366	188,923
North American Limited-Service Segment (1)
Courtyard	836	21	857	117,693	3,835	121,528
Fairfield Inn & Suites	691	14	705	62,921	1,562	64,483
SpringHill Suites	306	2	308	35,888	299	36,187
Residence Inn	629	20	649	76,056	2,928	78,984
TownePlace Suites	222	2	224	22,039	278	22,317
	2,684	59	2,743	314,597	8,902	323,499
International Segment (1)
Marriott Hotels	—	159	159	—	45,858	45,858
JW Marriott	—	40	40	—	14,607	14,607
Renaissance Hotels	—	75	75	—	23,921	23,921
Autograph Collection	—	19	19	—	2,705	2,705
Courtyard	—	96	96	—	19,021	19,021
Fairfield Inn & Suites	—	3	3	—	482	482
Residence Inn	—	4	4	—	421	421
Marriott Executive Apartments	—	27	27	—	4,295	4,295
	—	423	423	—	111,310	111,310
Luxury Segment
The Ritz-Carlton	37	47	84	11,040	13,950	24,990
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	2	2	—	251	251
The Ritz-Carlton-Residential(2)	30	10	40	3,598	630	4,228
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	67	66	133	14,638	15,612	30,250
Unconsolidated Joint Ventures
Autograph Collection	—	5	5	—	348	348
AC Hotels by Marriott	—	75	75	—	8,491	8,491
	—	80	80	—	8,839	8,839

Timeshare (3)	47	15	62	10,506	2,296	12,802

Total	3,255	661	3,916	522,298	153,325	675,623

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW's property and room counts are reported on a fiscal year basis for the MVW year ended January 3, 2014.

The following discussion reflects all four of our Lodging segments and, for 2012 compared to 2011, our former Timeshare segment.
2013 Compared to 2012
We added 161 properties (25,420 rooms) and 51 properties (10,299 rooms) exited our system in 2013. These figures do not include residential units. During 2013, we also added five residential properties (301 units) and no residential properties or units exited the system.
Total segment financial results increased by $24 million to $1,197 million in 2013 from $1,173 million in 2012, and total segment revenues increased by $992 million to $12,518 million in 2013, a 9 percent increase from revenues of $11,526 million in 2012.
The year-over-year increase in segment revenues of $992 million was a result of a $923 million increase in cost reimbursements revenue, a $59 million increase in franchise fees, a $40 million increase in base management fees, and a $24 million increase in incentive management fees, partially offset by a $54 million decrease in owned, leased, corporate housing, and other revenue. The year-over-year increase of $24 million in segment results reflected a $59 million increase in franchise fees, a $40 million increase in base management fees, a $24 million increase in incentive management fees, and $8 million of lower joint venture equity losses, partially offset by a $54 million increase in general, administrative, and other expenses, $44 million of lower gains and other income, and a $9 million decrease in owned, leased, corporate housing, and other revenue net of direct expenses. For more information on the variances, see the preceding sections beginning with “Revenues.”
In 2013, 39 percent of our managed properties paid incentive management fees to us versus 33 percent in 2012. In addition, in 2013, 58 percent of our incentive fees came from properties outside the United States versus 65 percent in 2012. In North America, 22 percent of managed properties paid incentive management fees to us in 2013, compared to 15 percent in 2012. Further, in North America, 20 North American Limited-Service segment properties, 19 North American Full-Service segment properties, and two Luxury segment properties earned a combined $8 million in incentive management fees in 2013, but did not earn any incentive management fees in 2012.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to 2012, worldwide comparable company-operated house profit margins in 2013 increased by 90 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 6.2 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and lower energy costs. These same factors contributed to North American company-operated house profit margins increasing by 130 basis points compared to 2012. HP-PAR at those same properties increased by 8.3 percent. International company-operated house profit margins increased by 40 basis points, and HP-PAR at those properties increased by 3.4 percent reflecting increased demand and higher RevPAR in most locations and improved productivity. Note that 2013 had four additional days of activity.
2012 Compared to 2011
We added 122 properties (27,059 rooms) and 42 properties (8,883 rooms) exited our system in 2012. These figures do not include residential or ExecuStay units. During 2012, we added three residential properties (89 units), and no residential properties or units exited the system.
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
The year-over-year net increase in segment revenues across our lodging business of $772 million resulted from a $757 million increase in cost reimbursements revenue which does not impact operating income or net income, a $44 million increase in franchise fees, a $35 million increase in base management fees, and a $37 million increase in incentive management fees, partially offset by a $101 million decrease in owned, leased, corporate housing, and other revenue. The $196 million year-over-year increase in segment results across our lodging business reflected a $44 million increase in franchise fees, $39 million of higher gains and other income, a $37 million increase in incentive management fees, a $35 million increase in base management fees, a $19 million decrease in general, administrative, and other expenses, an $18 million increase in owned, leased, corporate housing, and other revenue net of direct expenses, and $4 million of lower joint venture equity losses. For more detailed information on the variances, see the preceding sections beginning with “Revenues.”
In 2012, 33 percent of our managed properties paid incentive management fees to us versus 29 percent in 2011. In addition, in 2012, 65 percent of our incentive fees came from properties outside the United States versus 67 percent in 2011. In North America, 15 percent of managed properties paid incentive management fees to us in 2012, compared to 13 percent in 2011. Further, in North America, 14 North American Full-Service segment properties, seven North American Limited-Service segment properties, and two Luxury segment properties earned a combined $13 million in incentive management fees in 2012, but did not earn any incentive management fees in 2011.
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

Development

We added 161 properties, totaling 25,420 rooms, across our brands in 2013 and 51 properties (10,299 rooms) left the system, not including residential products. We also added five residential properties (301 units) and no residential properties left the system. Highlights of the year included:

•
Converting 36 properties (6,266 rooms), or 24 percent of our gross room additions for the year, to our brands, including eight properties joining our Autograph Collection brand in the United States. Twenty-three of the properties converted were located in the United States;

•	Adding approximately 41 percent of all the new rooms outside the United States; and

•	Adding 108 properties (12,927 rooms) to our North American Limited-Service brands.

We currently have over 195,000 hotel rooms in our development pipeline, which includes hotel rooms under construction and under signed contracts, as well as nearly 30,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our hotel rooms (gross) to increase approximately six percent in 2014.

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

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Twelve Months Ended December 31, 2013	Change vs. Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2013	Change vs. Twelve Months Ended December 31, 2012
Marriott Hotels
Occupancy	73.6%	0.8%	pts.	71.3%	1.0%	pts.
Average Daily Rate	$179.44	4.3%		$164.37	4.0%
RevPAR	$132.03	5.4%		$117.20	5.4%
Renaissance Hotels
Occupancy	73.4%	0.4%	pts.	71.3%	0.7%	pts.
Average Daily Rate	$170.98	3.1%		$153.33	3.2%
RevPAR	$125.55	3.6%		$109.30	4.2%
Autograph Collection Hotels
Occupancy	*	*	pts.	76.6%	1.7%	pts.
Average Daily Rate	*	*		$207.34	6.4%
RevPAR	*	*		$158.87	8.8%
Composite North American Full-Service
Occupancy	73.6%	0.7%	pts.	71.5%	0.9%	pts.
Average Daily Rate	$178.29	4.1%		$164.24	4.0%
RevPAR	$131.15	5.2%		$117.39	5.4%
The Ritz-Carlton North America
Occupancy	71.3%	1.4%	pts.	71.3%	1.4%	pts.
Average Daily Rate	$323.83	6.6%		$323.83	6.6%
RevPAR	$230.82	8.7%		$230.82	8.7%
Composite North American Full-Service and Luxury
Occupancy	73.3%	0.8%	pts.	71.5%	1.0%	pts.
Average Daily Rate	$192.70	4.6%		$173.37	4.3%
RevPAR	$141.30	5.7%		$123.89	5.7%
Residence Inn
Occupancy	76.2%	0.7%	pts.	77.4%	0.4%	pts.
Average Daily Rate	$127.35	2.3%		$125.04	3.5%
RevPAR	$97.09	3.2%		$96.79	3.9%
Courtyard
Occupancy	68.6%	0.9%	pts.	70.2%	0.9%	pts.
Average Daily Rate	$122.07	3.8%		$123.07	3.6%
RevPAR	$83.75	5.3%		$86.35	4.9%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	67.9%	0.6%	pts.
Average Daily Rate	nm	nm		$98.58	3.3%
RevPAR	nm	nm		$66.95	4.3%
TownePlace Suites
Occupancy	68.7%	(1.9)%	pts.	71.5%	(0.5)%	pts.
Average Daily Rate	$88.37	6.4%		$91.64	2.4%
RevPAR	$60.74	3.6%		$65.50	1.8%
SpringHill Suites
Occupancy	71.9%	1.2%	pts.	72.2%	1.3%	pts.
Average Daily Rate	$106.75	2.4%		$107.42	3.3%
RevPAR	$76.73	4.1%		$77.57	5.2%
Composite North American Limited-Service
Occupancy	71.0%	0.8%	pts.	71.8%	0.7%	pts.
Average Daily Rate	$120.98	3.5%		$115.00	3.4%
RevPAR	$85.85	4.7%		$82.52	4.4%
Composite North American - All
Occupancy	72.3%	0.8%	pts.	71.6%	0.8%	pts.
Average Daily Rate	$163.24	4.2%		$136.05	3.8%
RevPAR	$118.08	5.4%		$97.48	5.0%
* There are no company-operated properties.
nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Twelve Months Ended December 31, 2013	Change vs. Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2013	Change vs. Twelve Months Ended December 31, 2012
Caribbean and Latin America
Occupancy	73.5%	0.5%	pts.	72.0%	1.5%	pts.
Average Daily Rate	$209.79	6.2%		$181.95	4.0%
RevPAR	$154.28	7.0%		$130.98	6.2%
Europe
Occupancy	73.5%	1.7%	pts.	72.5%	1.7%	pts.
Average Daily Rate	$172.01	(1.5)%		$167.33	(1.0)%
RevPAR	$126.47	0.8%		$121.34	1.5%
Middle East and Africa
Occupancy	55.7%	(2.5)%	pts.	56.3%	(2.1)%	pts.
Average Daily Rate	$147.63	2.0%		$144.18	2.2%
RevPAR	$82.22	(2.4)%		$81.20	(1.5)%
Asia Pacific
Occupancy	73.0%	1.5%	pts.	73.4%	1.6%	pts.
Average Daily Rate	$142.76	0.9%		$146.49	1.1%
RevPAR	$104.27	3.0%		$107.59	3.4%
Regional Composite (1)
Occupancy	71.4%	1.0%	pts.	71.2%	1.3%	pts.
Average Daily Rate	$163.13	0.7%		$160.84	0.8%
RevPAR	$116.40	2.2%		$114.56	2.7%
International Luxury (2)
Occupancy	65.6%	1.7%	pts.	65.6%	1.7%	pts.
Average Daily Rate	$367.86	3.9%		$367.86	3.9%
RevPAR	$241.31	6.8%		$241.31	6.8%
Total International (3)
Occupancy	70.7%	1.1%	pts.	70.7%	1.3%	pts.
Average Daily Rate	$185.74	1.5%		$179.28	1.4%
RevPAR	$131.27	3.2%		$126.72	3.4%

(1)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels, Renaissance Hotels, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Autograph Collection and Fairfield Inn & Suites brands.

(2)	International Luxury includes The Ritz-Carlton properties located outside the United States and Canada, as well as Bulgari Hotels & Resorts and EDITION properties.

(3)	Total International includes Regional Composite statistics and International Luxury statistics.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Twelve Months Ended December 31, 2013	Change vs. Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2013	Change vs. Twelve Months Ended December 31, 2012
Composite Luxury (1)
Occupancy	68.5%	1.6%	pts.	68.5%	1.6%	pts.
Average Daily Rate	$344.38	5.3%		$344.38	5.3%
RevPAR	$235.94	7.7%		$235.94	7.7%
Total Worldwide (2)
Occupancy	71.8%	0.9%	pts.	71.5%	0.9%	pts.
Average Daily Rate	$170.35	3.3%		$143.33	3.4%
RevPAR	$122.32	4.6%		$102.46	4.6%

(1)	Composite Luxury includes worldwide properties for The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION brands.

(2)
Company-operated statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2012	Change vs. 2011		2012	Change vs. 2011
Marriott Hotels
Occupancy	72.7%	1.8%	pts.	70.1%	1.8%	pts.
Average Daily Rate	$171.48	3.5%		$157.17	3.6%
RevPAR	$124.72	6.1%		$110.19	6.4%
Renaissance Hotels
Occupancy	73.6%	2.1%	pts.	71.2%	1.4%	pts.
Average Daily Rate	$167.67	4.5%		$150.53	4.7%
RevPAR	$123.38	7.5%		$107.18	6.8%
Autograph Collection Hotels
Occupancy	*	*	pts.	76.1%	3.6%	pts.
Average Daily Rate	*	*		$176.61	1.6%
RevPAR	*	*		$134.36	6.6%
Composite North American Full-Service
Occupancy	72.9%	1.8%	pts.	70.3%	1.8%	pts.
Average Daily Rate	$170.92	3.6%		$156.30	3.8%
RevPAR	$124.52	6.3%		$109.93	6.4%
The Ritz-Carlton North America
Occupancy	69.9%	0.8%	pts.	69.9%	0.8%	pts.
Average Daily Rate	$319.57	4.9%		$319.57	4.9%
RevPAR	$223.51	6.1%		$223.51	6.1%
Composite North American Full-Service and Luxury
Occupancy	72.6%	1.7%	pts.	70.3%	1.7%	pts.
Average Daily Rate	$185.57	3.8%		$166.02	3.8%
RevPAR	$134.64	6.3%		$116.72	6.4%
Residence Inn
Occupancy	75.4%	0.3%	pts.	77.2%	0.6%	pts.
Average Daily Rate	$123.55	4.3%		$120.66	4.2%
RevPAR	$93.14	4.7%		$93.10	5.0%
Courtyard
Occupancy	67.7%	0.5%	pts.	69.2%	1.2%	pts.
Average Daily Rate	$117.11	4.9%		$118.68	4.6%
RevPAR	$79.32	5.6%		$82.15	6.5%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	67.3%	1.7%	pts.
Average Daily Rate	nm	nm		$94.49	4.8%
RevPAR	nm	nm		$63.56	7.5%
TownePlace Suites
Occupancy	70.8%	(0.4)%	pts.	72.3%	0.6%	pts.
Average Daily Rate	$83.04	5.6%		$89.07	5.0%
RevPAR	$58.76	5.1%		$64.39	5.9%
SpringHill Suites
Occupancy	70.5%	2.8%	pts.	71.0%	2.6%	pts.
Average Daily Rate	$103.04	2.7%		$103.81	3.8%
RevPAR	$72.63	7.0%		$73.74	7.8%
Composite North American Limited-Service
Occupancy	70.2%	0.6%	pts.	71.2%	1.3%	pts.
Average Daily Rate	$116.43	4.6%		$111.12	4.4%
RevPAR	$81.76	5.5%		$79.07	6.3%
Composite North American - All
Occupancy	71.6%	1.2%	pts.	70.8%	1.4%	pts.
Average Daily Rate	$157.05	4.2%		$130.97	4.2%
RevPAR	$112.40	6.0%		$92.79	6.4%
nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Twelve Months Ended December 31, 2012	Change vs. Twelve Months Ended December 31, 2011		Twelve Months Ended December 31, 2012	Change vs. Twelve Months Ended December 31, 2011
Caribbean and Latin America
Occupancy	72.3%	1.2%	pts.	70.2%	1.3%	pts.
Average Daily Rate	$190.75	5.1%		$171.32	3.4%
RevPAR	$137.93	6.9%		$120.27	5.3%
Europe
Occupancy	72.7%	0.2%	pts.	71.9%	0.2%	pts.
Average Daily Rate	$170.72	2.8%		$166.02	2.6%
RevPAR	$124.20	3.0%		$119.40	2.8%
Middle East and Africa
Occupancy	61.8%	5.3%	pts.	61.8%	5.6%	pts.
Average Daily Rate	$133.14	(1.0)%		$130.10	(0.6)%
RevPAR	$82.25	8.3%		$80.37	9.2%
Asia Pacific
Occupancy	73.0%	3.7%	pts.	72.9%	3.6%	pts.
Average Daily Rate	$133.01	3.0%		$141.17	2.2%
RevPAR	$97.04	8.4%		$102.90	7.6%
Regional Composite (1)
Occupancy	71.9%	2.0%	pts.	71.2%	1.9%	pts.
Average Daily Rate	$156.74	2.7%		$156.47	2.2%
RevPAR	$112.66	5.6%		$111.45	5.0%
International Luxury (2)
Occupancy	63.4%	1.3%	pts.	63.4%	1.3%	pts.
Average Daily Rate	$341.32	3.6%		$341.32	3.6%
RevPAR	$216.34	5.9%		$216.34	5.9%
Total International (3)
Occupancy	70.9%	1.9%	pts.	70.5%	1.8%	pts.
Average Daily Rate	$175.14	2.8%		$171.36	2.4%
RevPAR	$124.22	5.6%		$120.85	5.1%

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

(2)
Company-operated statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

.

North American Full-Service includes Marriott Hotels, JW Marriott, Renaissance Hotels, Gaylord Hotels, and Autograph Collection Hotels.

($ in millions)				Annual Change
	2013	2012	2011	2013/2012	2012/2011
Segment revenues	$6,601	$5,965	$5,450	11%	9%
Segment results	$451	$407	$351	11%	16%
2013 Compared to 2012
In 2013, across our North American Full-Service segment we added 12 properties (2,922 rooms) and 14 properties (5,163 rooms) left the system.
For the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 5.4 percent to $117.39, occupancy for these properties increased by 0.9 percentage points to 71.5 percent, and average daily rates increased by 4.0 percent to $164.24.
The $44 million increase in segment results, compared to 2012, was driven by $34 million of higher base management and franchise fees and $22 million of higher incentive management fees, partially offset by $15 million of higher general, administrative, and other expenses. Owned, leased, and other revenue net of direct expenses was unchanged compared to 2012.
Higher base management and franchise fees stemmed from both higher RevPAR due to increased demand and unit growth, including the Gaylord brand properties we began managing in 2012, and also reflected fees for the additional four days of activity. The increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins.
General, administrative, and other expenses reflected the following 2013 items: the $8 million impairment of deferred contract acquisition costs primarily related to two properties that left the system and one property that converted to a franchised property, $4 million of higher amortization of deferred contract acquisition costs associated with the Gaylord brand and hotel management company acquisition, and $9 million in other net miscellaneous cost increases. These increases were partially offset by a favorable variance from the 2012 accelerated amortization of $8 million of deferred contract acquisition costs for a property that exited our system and for which we earned a $14 million termination fee.
Owned, leased, and other revenue net of direct expenses was unchanged, primarily driven by our recognition in 2012 of a $14 million termination fee for one property, and our recognition in 2013 of $7 million in termination fees for five properties and $4 million of stronger results at two leased properties.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $5,896 million in 2013, compared to $5,325 million in 2012.
2012 Compared to 2011
In 2012, across our North American Full-Service segment we added 18 properties (11,444 rooms), including five properties from the Gaylord acquisition (8,098 rooms). Eight properties (3,569 rooms) left the system.
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
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $5,325 million in 2012, compared to $4,862 million in 2011.
North American Limited-Service includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, TownePlace Suites, and included Marriott ExecuStay until we sold that business in the 2012 second quarter.

($ in millions)				Annual Change
	2013	2012	2011	Change 2013/2012	Change 2012/2011
Segment revenues	$2,601	$2,466	$2,358	5%	5%
Segment results	$478	$472	$382	1%	24%
2013 Compared to 2012
In 2013, across our North American Limited-Service segment we added 108 properties (12,927 rooms) and 22 properties (2,427 rooms) left the system. The majority of the properties that left the system were Courtyard and Fairfield Inn & Suites properties. In the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business. The revenues, results of operations, assets, and liabilities of our ExecuStay business were not material to the Company's financial position, results of operations or cash flows for any of the periods presented.
For the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, RevPAR for comparable systemwide North American Limited-Service properties increased by 4.4 percent to $82.52, occupancy for these properties increased by 0.7 percentage points to 71.8 percent, and average daily rates increased by 3.4 percent to $115.00.
The $6 million increase in segment results, compared to 2012, primarily reflected $45 million of higher base management and franchise fees and $4 million of higher incentive management fees, partially offset by $43 million of lower gains and other income.
Higher base management and franchise fees were primarily driven by higher RevPAR due to increased demand, some of which was attributable to the favorable effect of property renovations, and higher relicensing fees, as well as the additional four days of activity, partially offset by an unfavorable variance from the 2012 recognition of $7 million of deferred base management fees in conjunction with the sale of our equity interest in a joint venture. The increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins. Lower gains and other income primarily reflected an unfavorable variance from a $41 million gain on the sale of our equity interest in a joint venture in 2012. See the "Gains (Losses) and Other Income" caption earlier in this report for more information on the sale of this equity interest.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,957 million in 2013, compared to $1,842 million in 2012.
2012 Compared to 2011

In 2012, across our North American Limited-Service segment we added 70 properties (8,470 rooms) and 16 properties (2,033 rooms) left the system. The majority of the properties that left the system were older Fairfield Inn properties. In the 2012 second quarter, we completed the sale of our ExecuStay corporate housing business, as discussed in the preceding "2013 Compared to 2012" caption. In 2012, we also completed the sale of an equity interest in a North American Limited-Service segment joint venture (formerly two joint ventures which were merged before the sale), which did not result in any rooms leaving the system.

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
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,842 million in 2012, compared to $1,687 million in 2011.
International includes Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments located outside the United States and Canada.

($ in millions)				Annual Change
	2013	2012	2011	Change 2013/2012	Change 2012/2011
Segment revenues	$1,522	$1,330	$1,278	14%	4%
Segment results	$160	$192	$175	(17)%	10%
2013 Compared to 2012
In 2013, across our International segment we added 33 properties (7,191 rooms) and 10 properties (1,772 rooms) left the system.
For the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, RevPAR for comparable systemwide international properties increased by 2.7 percent to $114.56, occupancy for these properties increased by 1.3 percentage points to 71.2 percent, and average daily rates increased by 0.8 percent to $160.84. See "Business and Overview" for a discussion of results in the various International segment regions.
The $32 million decrease in segment results in 2013, compared to 2012, predominantly reflected $18 million of higher general, administrative, and other expenses, $11 million of lower owned, leased, and other revenue net of direct expenses, $7 million of lower incentive management fees, and $4 million of decreased joint venture equity earnings, partially offset by $11 million of higher base management and franchise fees.
The increase in general, administrative, and other expenses primarily reflected $14 million of increased expenses for initiatives to enhance and grow our brands globally, $7 million of higher accounts receivable reserves primarily related to two properties, and a $5 million performance cure payment for one property, partially offset by a favorable variance from a $5 million guarantee accrual for one property in 2012.
The decrease in owned, leased, and other revenue net of direct expenses largely reflected $7 million in costs related to three International segment leases we terminated, $5 million in weaker results at one leased property in London, and $5 million in weaker results at a leased property due to an asset write-off and the impact of renovations, partially offset by $5 million of higher termination fees principally associated with one property.
Lower joint venture equity earnings were primarily driven by a renovation at a hotel in one joint venture and lower earnings at two other joint ventures.
The increase in base management and franchise fees largely reflected new unit growth and higher RevPAR due to increased demand. The decrease in incentive management fees was primarily driven by a $3 million unfavorable impact from a contract revision for a property, a $3 million unfavorable variance from the 2012 recognition of previously deferred fees in conjunction with a property's change in ownership, and a $3 million unfavorable foreign exchange rate impact. These were partially offset by $2 million in net new unit growth.
Cost reimbursements revenue and expenses for our International segment properties totaled $905 million in 2013, compared to $682 million in 2012.
2012 Compared to 2011

In 2012, across our International segment we added 29 properties (6,418 rooms) and 18 properties (3,281 rooms) left the system, largely due to quality issues.
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
Cost reimbursements revenue and expenses for our International segment properties totaled $682 million in 2012, compared to $621 million in 2011.
Luxury includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION worldwide.

($ in millions)				Annual Change
	2013	2012	2011	Change 2013/2012	Change 2012/2011
Segment revenues	$1,794	$1,765	$1,673	2%	5%
Segment results	$108	$102	$74	6%	38%
2013 Compared to 2012
In 2013, across our Luxury segment we added eight properties (2,380 rooms) and two properties (737 rooms) left the system. In 2013, we also added five residential products (301 units) and no residential products left the system.

For the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, RevPAR for comparable systemwide luxury properties increased by 7.7 percent to $235.94, occupancy increased by 1.6 percentage points to 68.5 percent, and average daily rates increased by 5.3 percent to $344.38.
The $6 million increase in segment results, compared to 2012, reflected $9 million of higher base management fees, $9 million of decreased joint venture equity losses, a $5 million increase in incentive management fees, and $1 million of higher owned, leased, and other revenue net of direct expenses, partially offset by a $19 million increase in general, administrative, and other expenses.
Higher base management fees stemmed from a favorable variance from $3 million of fee reversals in 2012 for two properties with contract revisions, increased RevPAR due to increased demand, and new unit growth.
The decrease in joint venture equity losses reflected a favorable variance from $8 million in losses in 2012 at a Luxury segment joint venture for the impairment of certain underlying residential properties.
The increase in incentive management fees was primarily driven by higher property-level revenue which resulted in higher property-level income and margins.
The increase in owned, leased, and other revenue net of direct expenses primarily reflected $7 million of termination fees for two properties, offset by $7 million of pre-opening expenses for the London and Miami EDITION hotels.
The increase in general, administrative, and other expenses reflected an unfavorable variance from $8 million in reversals of guarantee accruals in 2012 for three properties and the following 2013 items: (1) a $3 million impairment of deferred contract acquisition costs for a property that left our system; (2) a $2 million impairment of deferred contract acquisition costs for a property with cash flow shortfalls; (3) $4 million of higher expenses to support our growth; and (4) $2 million of other net miscellaneous cost increases.
Cost reimbursements revenue and expenses for our Luxury segment properties totaled $1,442 million in 2013, compared to $1,428 million in 2012.
2012 Compared to 2011
In 2012, across our Luxury segment we added four properties (499 rooms) and no properties left the system. In 2012, we also added three residential products (89 units). No residential products left the system.
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
Cost reimbursements revenue and expenses for our Luxury segment properties totaled $1,428 million in 2012, compared to $1,350 million in 2011.

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
During 2013, we granted 2.5 million RSUs, 0.2 million service and performance RSUs, 0.7 million Employee SARs, and 0.1 million stock options. See Footnote No. 3, “Share-Based Compensation,” for more information.
NEW ACCOUNTING STANDARDS
We do not expect that accounting standard updates issued to date and that are effective after December 31, 2013, will have a material effect on our Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
On July 18, 2013, we amended and restated our multicurrency revolving credit agreement (the "Credit Facility") to extend the facility's expiration to July 18, 2018 and increase the facility size to $2,000 million of aggregate effective borrowings. The material terms of the amended and restated Credit Facility are otherwise unchanged. The facility supports general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For more information on our Credit Facility, see Exhibit 10, “Third Amended and Restated Credit Agreement,” to our Current Report on Form 8-K that we filed with the SEC on July 19, 2013.
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
At year-end 2013, our available borrowing capacity amounted to $1,291 million and reflected borrowing capacity of $1,165 million under our Credit Facility and our cash balance of $126 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $834 million of outstanding commercial paper and $1 million of outstanding letters of credit under our Credit Facility.
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
Cash from Operations
Cash from operations, depreciation expense, and amortization expense for the last three fiscal years are as follows:

($ in millions)	2013	2012	2011
Cash from operations	$1,140	$989	$1,089
Depreciation expense	59	48	87
Amortization expense	68	54	57

Our ratio of current assets to current liabilities was 0.7 to 1.0 at year-end 2013 and 0.5 to 1.0 at year-end 2012. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which are detailed in Exhibit 12 to this 2013 Annual Report on Form 10-K, are as follows:

Fiscal Years
2013	2012	2011	2010	2009
5.1x	4.6x	2.3x	2.9x	*

*	In 2009, earnings were inadequate to cover fixed charges by approximately $364 million.
Timeshare Cash Flows
While our former Timeshare segment historically generated positive operating cash flow, year-to-year cash flow varied based on the timing of both cash outlays for the acquisition and development of new resorts and cash received from purchaser financing. We included timeshare reportable sales we financed in cash from operations when we collected cash payments. We show the 2011 net operating activity from our former Timeshare segment before the spin-off (which did not include income from our former Timeshare segment) in the following table. New Timeshare segment mortgages totaled $214 million in 2011 and collections totaled $273 million in 2011 (which included collections on securitized notes of $187 million).

($ in millions)	2011
Timeshare segment development less than cost of sales	$97
Timeshare segment collections (net of new mortgages)	59
Financially reportable sales less than closed sales	3
Other cash inflows	12
Net cash inflows from former Timeshare segment activity	$171

As noted in Footnote No. 2, “Income Taxes,” all tax matters that could affect the Company's cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in the 2013 first quarter, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $363 million of cash tax benefits through 2013, of which $135 million of those benefits were realized in 2013. We expect to realize approximately $52 million in 2014. For more information on the spin-off, see Footnote No. 15, "Spin-off."

Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital expenditures of $404 million in 2013, $437 million in 2012, and $183 million in 2011. These included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties, and systems initiatives. Capital expenditures in 2013 decreased by $33 million compared to 2012, primarily due to the 2012 acquisition of land and a building we plan to develop into a hotel in our Luxury segment, partially offset by the 2013 acquisition of a managed property in our North American Full-Service segment. Contract acquisition costs in 2013 decreased by $192 million compared to 2012, primarily due to the $192 million acquisition of the Gaylord hotel management company in 2012. Separately, we classified the $18 million acquisition of the Gaylord brand name in 2012 as "Other investing activities."
Capital expenditures in 2012 increased by $254 million compared to 2011, primarily due to the acquisition of land and a building, renovations of buildings associated with developing three EDITION hotels, and the acquisition of land for an EDITION hotel. Contract acquisitions costs in 2012 increased by $179 million compared to 2011, primarily due to the $192 million acquisition of the Gaylord hotel management company. See Footnote No. 7, "Acquisitions and Dispositions," for more information on these acquisitions. We expect 2014 investment spending will total approximately $800 million to $1 billion, including approximately $150 million for maintenance capital spending and approximately $186 million for Protea. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments.

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

Dispositions. Property and asset sales generated no cash proceeds in 2013, $65 million in 2012, and $20 million in 2011. See Footnote No. 7, "Acquisitions and Dispositions," for more information on completed dispositions and planned dispositions.

Loan Activity. From time to time we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $70 million in 2013 and $138 million in 2012. At year-end 2013, we had a $3 million long-term senior loan and $175 million of mezzanine and other loans ($142 million long-term and $36 million short-term) outstanding, compared with a $15 million long-term senior loan and $227 million of mezzanine and other loans ($165 million long-term and $62 million short-term) outstanding at year-end 2012. In 2013, our notes receivable balance for senior, mezzanine, and other loans decreased by $64 million, primarily reflecting collections on two MVW notes receivable issued to us in 2011 in conjunction with the Timeshare spin-off. See the “Senior, Mezzanine, and Other Loans” caption in Footnote No. 1, "Summary of Significant Accounting Policies."

Equity and Cost Method Investments. Cash outflows of $16 million in 2013, $15 million in 2012, and $83 million in 2011 for equity and cost method investments primarily reflects our investments in a number of joint ventures.

Cash from Financing Activities

Debt. Debt increased by $264 million in 2013, to $3,199 million at year-end 2013 from $2,935 million at year-end 2012, and reflected our 2013 third quarter issuance of $348 million (book value) of Series M Senior Notes and a $333 million increase in commercial paper borrowings, partially offset by the $400 million (book value) retirement, at maturity, of our Series J Senior Notes, $15 million in decreased borrowings under our Credit Facility, and decreases of $2 million in other debt (which includes capital leases). Debt increased by $764 million in 2012, to $2,935 million at year-end 2012 from $2,171 million at year-end 2011, and reflected our 2012 issuance of $594 million (book value) of Series K Senior Notes, our 2012 issuance of $349 million (book value) of Series L Senior Notes, a $170 million increase in commercial paper, and $15 million of borrowings under our Credit Facility, partially offset by the $348 million (book value) retirement, at maturity, of our Series F Senior Notes and decreases of $16 million in other debt (which includes capital leases). See Footnote No. 10, "Long-Term Debt" for additional information on the debt issuances.

Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2013, our long-term debt had an average interest rate of 3.5 percent and an average maturity of approximately 5.1 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.7 to 1.0 at year-end 2013.
See the “Cash Requirements and Our Credit Facilities,” caption within this “Liquidity and Capital Resources” section for more information on our Credit Facility.

Share Repurchases. We purchased 20.0 million shares of our common stock in 2013 at an average price of $41.46 per share, purchased 31.2 million shares in 2012 at an average price of $37.15 per share, and purchased 43.4 million shares in 2011 at an average price of $32.79 per share. As of year-end 2013, 14.3 million shares remained available for repurchase under authorizations from our Board of Directors. On February 14, 2014, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. We purchase shares in the open market and in privately negotiated transactions.

Dividends. Our Board of Directors declared a cash dividend of $0.13 per share on February 15, 2013 and a cash dividend of $0.17 per share on each of May 10, August 8, and November 7, 2013, and February 14, 2014.

Contractual Obligations and Off Balance Sheet Arrangements
The following table summarizes our contractual obligations as of year-end 2013:
Contractual Obligations

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$3,638	$112	$796	$1,247	$1,483
Capital lease obligations (1)	53	47	2	2	2
Operating leases where we are the primary obligor:
Recourse	890	120	218	162	390
Nonrecourse	264	14	30	27	193
Operating leases where we are secondarily liable	4	4	—	—	—
Purchase obligations	152	107	45	—	—
Other long-term liabilities	48	—	4	4	40
Total contractual obligations	$5,049	$404	$1,095	$1,442	$2,108

(1)	Includes principal as well as interest payments.

The preceding table does not reflect unrecognized tax benefits as of year-end 2013 of $34 million. Please see Footnote No. 2, “Income Taxes” for additional information.

In addition to the purchase obligations noted in the preceding table, in the normal course of the hotel management business, we enter into purchase commitments to manage the daily operating needs of hotels that we manage for owners. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

The following table summarizes our guarantee commitments as of year-end 2013:

		Amount of Guarantee Commitments Expiration by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$199	$37	$28	$47	$87
Total guarantees where we are secondarily liable	166	36	60	42	28
Total guarantee commitments	$365	$73	$88	$89	$115

In conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of our actions or the actions of the other joint venture owner.

We also had the following investment commitments outstanding at year-end 2013:

Investment Commitments

		Amount of Investment Commitments Expected Funding by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total investment commitments	$52	$29	$23	$—	$—

For further information on our investment commitments, including the nature of the commitments and their expirations, see the “Commitments and Letters of Credit” caption within Footnote No. 13, “Contingencies.”

At year-end 2013, we also had $80 million of letters of credit outstanding ($79 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2013 totaled $122 million, the majority of which federal, state, and local governments requested in connection with our self-insurance programs.
RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We also have equity method investments in entities that provide management and/or franchise services to hotels and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities. Our ownership interests in these equity method investments generally vary from 10 to 49 percent. Undistributed earnings attributable to our equity method investments represented approximately $2 million of our consolidated retained earnings at year-end 2013. For other information on these equity method investments, including the impact to our financial statements of transactions with these related parties, see Footnote No. 18, “Related Party Transactions.”
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

We are also subject to risk from changes in debt prices from our investments in debt securities and fluctuations in stock price from our investment in a publicly traded company. Changes in the price of the underlying stock can impact the fair value of our investment. We account for our investments as available-for-sale securities under the guidance for accounting for certain investments in debt and equity securities. At year-end 2013, our investments had a fair value of $41 million.

We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote No. 1, “Summary of Significant Accounting Policies,” for more information on derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2013 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2014	2015	2016	2017	2018	There- after	Total Carrying Amount	Total Fair Value
Assets-Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$35	$82	$3	$3	$5	$36	$164	$163
Average interest rate							4.27%
Floating-rate notes receivable	$1	$3	$1	$—	$—	$9	$14	$18
Average interest rate							0.33%
Liabilities-Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(6)	$(319)	$(297)	$(300)	$(9)	$(1,384)	$(2,315)	$(2,432)
Average interest rate							4.56%
Floating-rate debt	$—	$—	$—	$—	$(834)	$—	$(834)	$(834)
Average interest rate							0.43%

Item 8.	Financial Statements and Supplementary Data.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.
We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2013 and December 28, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended December 31, 2013 of Marriott International, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.
We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 31, 2013 and December 28, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. at December 31, 2013 and December 28, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 20, 2014

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2013, 2012, and 2011
($ in millions, except per share amounts)

	368 Days Ended December 31, 2013	364 Days Ended December 28, 2012	364 Days Ended December 30, 2011
REVENUES
Base management fees (1)	$621	$581	$602
Franchise fees (1)	666	607	506
Incentive management fees (1)	256	232	195
Owned, leased, corporate housing, and other revenue (1)	950	989	1,083
Timeshare sales and services	—	—	1,088
Cost reimbursements (1)	10,291	9,405	8,843
	12,784	11,814	12,317
OPERATING COSTS AND EXPENSES
Owned, leased, and corporate housing-direct	779	824	943
Timeshare-direct	—	—	929
Timeshare strategy-impairment charges	—	—	324
Reimbursed costs (1)	10,291	9,405	8,843
General, administrative, and other (1)	726	645	752
	11,796	10,874	11,791
OPERATING INCOME	988	940	526
Gains (losses) and other income (1)	11	42	(7)
Interest expense (1)	(120)	(137)	(164)
Interest income (1)	23	17	14
Equity in losses (1)	(5)	(13)	(13)
INCOME BEFORE INCOME TAXES	897	849	356
Provision for income taxes	(271)	(278)	(158)
NET INCOME	$626	$571	$198
EARNINGS PER SHARE-Basic
Earnings per share	$2.05	$1.77	$0.56
EARNINGS PER SHARE-Diluted
Earnings per share	$2.00	$1.72	$0.55

(1)	See Footnote No. 18, "Related Party Transactions," to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2013, 2012, and 2011
($ in millions)

	368 Days Ended December 31, 2013	364 Days Ended December 28, 2012	364 Days Ended December 30, 2011
Net income	$626	$571	$198
Other comprehensive income (loss):
Foreign currency translation adjustments	1	4	(31)
Other derivative instrument adjustments, net of tax	—	(2)	(20)
Unrealized gains (losses) on available-for-sale securities, net of tax	5	—	(3)
Reclassification of (gains) losses, net of tax	(6)	2	8
Total other comprehensive income (loss), net of tax	—	4	(46)
Comprehensive income	$626	$575	$152
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Year-End 2013 and 2012
($ in millions)

	December 31, 2013	December 28, 2012
ASSETS
Current assets
Cash and equivalents	$126	$88
Accounts and notes receivable, net (1)	1,081	1,028
Current deferred taxes, net	252	280
Prepaid expenses	67	57
Other	27	22
Assets held for sale	350	—
	1,903	1,475
Property and equipment	1,543	1,539
Intangible assets
Goodwill	874	874
Contract acquisition costs and other (1)	1,131	1,115
	2,005	1,989
Equity and cost method investments (1)	222	216
Notes receivable, net (1)	142	180
Deferred taxes, net (1)	647	676
Other (1)	332	267
	$6,794	$6,342
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$6	$407
Accounts payable (1)	557	569
Accrued payroll and benefits	817	745
Liability for guest loyalty programs	666	593
Other (1)	629	459
	2,675	2,773
Long-term debt	3,147	2,528
Liability for guest loyalty programs	1,475	1,428
Other long-term liabilities (1)	912	898
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,716	2,585
Retained earnings	3,837	3,509
Treasury stock, at cost	(7,929)	(7,340)
Accumulated other comprehensive loss	(44)	(44)
	(1,415)	(1,285)
	$6,794	$6,342

(1)	See Footnote No. 18, "Related Party Transactions," to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2013, 2012, and 2011
($ in millions)

	368 Days Ended December 31, 2013	364 Days Ended December 28, 2012	364 Days Ended December 30, 2011
OPERATING ACTIVITIES
Net income	$626	$571	$198
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	127	102	144
Income taxes	73	224	113
Timeshare activity, net	—	—	175
Timeshare strategy-impairment charges	—	—	324
Liability for guest loyalty program	99	60	78
Restructuring costs, net	—	—	(5)
Working capital changes and other	215	32	62
Net cash provided by operating activities	1,140	989	1,089
INVESTING ACTIVITIES
Capital expenditures	(404)	(437)	(183)
Dispositions	—	65	20
Loan advances	(7)	(17)	(26)
Loan collections	77	155	110
Equity and cost method investments	(16)	(15)	(83)
Contract acquisition costs	(61)	(253)	(74)
Investment in debt security	(65)	—	—
Other	(43)	(83)	(11)
Net cash used in investing activities	(519)	(585)	(247)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	311	184	325
Issuance of long-term debt	345	936	118
Repayment of long-term debt	(407)	(370)	(264)
Issuance of Class A Common Stock	199	179	124
Dividends paid	(196)	(191)	(134)
Purchase of treasury stock	(834)	(1,145)	(1,425)
Other	(1)	(11)	11
Net cash used in financing activities	(583)	(418)	(1,245)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	38	(14)	(403)
CASH AND EQUIVALENTS, beginning of period	88	102	505
CASH AND EQUIVALENTS, end of period	$126	$88	$102
See Notes to Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
Fiscal Years 2013, 2012, and 2011
(in millions)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Income (Loss)
366.9	Balance at December 31, 2010	$1,585	$5	$3,644	$3,286	$(5,348)	$(2)
—	Net income	198	—	—	198	—	—
—	Other comprehensive loss	(24)	—	—	—	—	(24)
—	Dividends	(135)	—	—	(135)	—	—
9.5	Employee stock plan issuance	182	—	9	(137)	310	—
(43.4)	Purchase of treasury stock	(1,425)	—	—	—	(1,425)	—
—	Spin-off of MVW (1)	(1,162)	—	(1,140)	—	—	(22)
333.0	Balance at December 30, 2011	(781)	5	2,513	3,212	(6,463)	(48)
—	Net income	571	—	—	571	—	—
—	Other comprehensive income	4	—	—	—	—	4
—	Dividends	(158)	—	—	(158)	—	—
9.1	Employee stock plan issuance	236	—	69	(116)	283	—
(31.2)	Purchase of treasury stock	(1,160)	—	—	—	(1,160)	—
—	Spin-off of MVW adjustment (1)	3	—	3	—	—	—
310.9	Balance at December 28, 2012	(1,285)	5	2,585	3,509	(7,340)	(44)
—	Net income	626	—	—	626	—	—
—	Other comprehensive loss	—	—	—	—	—	—
—	Dividends	(195)	—	—	(195)	—	—
7.1	Employee stock plan issuance	269	—	131	(103)	241	—
(20.0)	Purchase of treasury stock	(830)	—	—	—	(830)	—
298.0	Balance at December 31, 2013	$(1,415)	$5	$2,716	$3,837	$(7,929)	$(44)

(1)    The abbreviation MVW means Marriott Vacations Worldwide Corporation.

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

On November 21, 2011 ("the spin-off date"), we completed a spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock (the "spin-off") of our wholly owned subsidiary Marriott Vacations Worldwide Corporation ("MVW"). Because of our significant continuing involvement in MVW operations after the spin-off (by virtue of license and other agreements between us and MVW), we continue to include the historical financial results before the spin-off date of our former Timeshare segment in our historical financial results as a component of continuing operations. See Footnote No. 15, "Spin-off," for more information on the spin-off.

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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2013 and fiscal year-end 2012 and the results of our operations and cash flows for fiscal years 2013, 2012, and 2011. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We also reclassified depreciation that third party owners reimburse to us which is included in the "Reimbursed costs" caption of our Income Statements, from the "Depreciation and amortization" caption to the "Working capital changes and other" caption of the Cash Flow Statement for all prior years presented to conform to our 2013 presentation.

Fiscal Year
Beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and ended on December 31, 2013. Historically, our fiscal year was a 52-53 week fiscal year that ended on the Friday nearest to December 31. As a result, our 2013 fiscal year had 4 more days than the 2012 and 2011 fiscal years. We have not restated and do not plan to restate historical results.
The table below shows each completed fiscal year we refer to in this report, the date the fiscal year ended, and the number of days in that fiscal year:

Fiscal Year	Fiscal Year-End Date	Number of Days	Fiscal Year	Fiscal Year-End Date	Number of Days
2013	December 31, 2013	368	2008	January 2, 2009	371
2012	December 28, 2012	364	2007	December 28, 2007	364
2011	December 30, 2011	364	2006	December 29, 2006	364
2010	December 31, 2010	364	2005	December 30, 2005	364
2009	January 1, 2010	364	2004	December 31, 2004	364

Beginning in 2014, our fiscal years will be the same as the corresponding calendar year (each beginning on January 1 and ending on December 31, and containing 365 or 366 days).

Revenue Recognition
Our revenues include: (1) base management and incentive management fees; (2) franchise fees (including licensing fees from MVW after the spin-off of $61 million for 2013, $61 million for 2012 and $4 million for 2011); (3) revenues from lodging properties we own or lease; and (4) cost reimbursements. Management fees are typically composed of a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees are typically composed of initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by properties that we manage, franchise, or license.

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

Cost Reimbursements: We recognize cost reimbursements from managed, franchised, and licensed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer and also include certain operational and administrative costs as provided for in our contracts with the owners. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.

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

Timeshare Interest Income: Before the spin-off, we reflected interest income from “Loans to timeshare owners” in our 2011 Income Statement in the "Timeshare sales and services" revenue caption of $143 million, consisting of $116 million from securitized loans and $27 million from non-securitized loans.

Ground Leases
We are the lessee of land under long-term operating leases that include scheduled increases in minimum rents. We recognize these scheduled rent increases on a straight-line basis over the initial lease term.

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

Profit Sharing Plan
We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements who elect to participate in the plan. Participating employees specify the percentage of salary deferred. We recognized compensation costs from profit sharing of $75 million in 2013, $69 million in 2012, and $91 million in 2011.

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

We are subject to a variety of assessments for our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. We record our liabilities for these assessments in our Balance Sheets within the other current liabilities line. These liabilities, which are not discounted, totaled $5 million at year-end 2013 and $5 million at year-end 2012. We expect to pay the $5 million liability for assessments as of year-end 2013 by the end of 2014.

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

We estimate the value of the future redemption obligation using statistical formulas that project timing of future point redemption based on historical levels, including an estimate of the “breakage” for points that members will never redeem, and an estimate of the points that members will eventually redeem. These judgment factors determine our rewards programs' required liability for outstanding points. That liability totaled $2,141 million at year-end 2013 and $2,021 million at year-end 2012. A ten percent reduction in the estimate of “breakage” would have increased the estimated year-end 2013 liability by $139 million.

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

Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given its current market value. Upon designation of a property as an asset held for sale, we record the property's value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation.

At year-end 2013, we had $350 million classified as "Assets held for sale" and $61 million in liabilities held for sale classified as "Other current liabilities" on our Balance Sheet. See Footnote No. 7, "Acquisitions and Dispositions" for additional information on these planned dispositions. At year-end 2012, we had no assets held for sale and no liabilities held for sale.

Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We generally collect these receivables within 30 days. We record an accounts receivable reserve when losses are probable, based on an assessment of historical collection activity and current business conditions. Our accounts receivable reserve was $43 million at year-end 2013 and $32 million at year-end 2012.

Loan Loss Reserves
Senior, Mezzanine, and Other Loans
We may make loans to owners of hotels that we operate or franchise, generally to facilitate the development of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. We use metrics such as loan-to-value ratios and debt service coverage, and other information about collateral and from third party rating agencies to assess the credit quality of the loan receivable, both upon entering into the loan agreement and on an ongoing basis as applicable.

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

Goodwill
We assess goodwill for potential impairment at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing of the goodwill assigned to the reporting unit is required. However, if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any. At year-end 2013 and year-end 2012, we concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying value.

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

For additional information on goodwill, including the amounts of goodwill by segment, see Footnote No. 14, “Business Segments.”

Investments
We consolidate entities that we control. We account for investments in joint ventures using the equity method of accounting when we exercise significant influence over the venture. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We account for investments in limited partnerships and limited liability companies using the equity method of accounting when we own more than a minimal investment. Our ownership interest in these equity method investments varies generally from 10 percent to 49 percent. See Footnote No. 4, "Fair Value of Financial Instruments" for additional information on available-for-sale securities. When we sell available-for-sale securities, we determine the cost basis of the securities sold using specific identification, meaning that we track our securities individually.

Valuation of Intangibles and Long-Lived Assets
We test intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying value; for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying value of an asset group, we recognize an impairment loss for the amount by which the carrying value exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.

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

For information on impairment losses that we recorded in 2011 for long-lived assets, see Footnote No. 15, “Spin-off.”

Valuation of Investments in Ventures
We may hold a minority equity interest in ventures established to develop or acquire and own hotel properties. These ventures are generally limited liability companies or limited partnerships.

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

We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from OCI based on the timing of the underlying cash flows or revenue recognized, unless the termination results from the failure of the intended transaction to occur in the expected time frame. Such untimely transactions require us to immediately recognize in earnings the gains and/or losses that we previously recorded in OCI.

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

Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency of our consolidated and unconsolidated entities operating outside of the United States is generally the primary currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to losses of $5 million in 2013, $3 million in 2012, and $7 million in 2011. Gains and other income attributable to currency translation adjustment losses, net of gains, from the sale or complete or substantially complete liquidation of investments was zero for 2013 and $1 million for 2012. Gains and other income attributable to currency translation adjustment gains, net of losses, from the sale or complete or substantially complete liquidation of investments was $2 million for 2011.
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
New Accounting Standards
We do not expect that accounting standard updates issued to date and that are effective after December 31, 2013 will have a material effect on our Financial Statements.

2.	INCOME TAXES
Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2013	2012	2011
Current	-U.S. Federal	$(139)	$6	$53
	-U.S. State	(17)	(8)	—
	-Non-U.S.	(44)	(34)	(55)
		(200)	(36)	(2)

Deferred	-U.S. Federal	(68)	(211)	(116)
	-U.S. State	(10)	(30)	(10)
	-Non-U.S.	7	(1)	(30)
		(71)	(242)	(156)
		$(271)	$(278)	$(158)
Our current tax provision does not reflect the following benefits attributable to us for the vesting or exercise of employee share-based awards: $66 million in 2013, $76 million in 2012, and $55 million in 2011. The preceding table includes tax credits of $3 million in 2013, $3 million in 2012, and $4 million in 2011. We had a tax provision applicable to other comprehensive income of $2 million in 2013 and $5 million in 2012, and a tax benefit applicable to other comprehensive loss of $14 million in 2011.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($739 million as of year-end 2013) because we consider these earnings to be indefinitely reinvested. These earnings could become subject to additional taxes if the non-U.S. subsidiaries dividend or loan those earnings to us or to a U.S. affiliate or if we sell our interests in the non-U.S. subsidiaries. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. We conduct business in countries that grant “holidays” from income taxes for 10 to 30 year periods. These holidays expire through 2034. Without these tax “holidays,” we would have incurred the following aggregate income taxes and related earnings per share impacts: $1 million (less than $0.01 per diluted share) in 2013; less than $1 million (less than $0.01 per diluted share) in 2012; and $1 million (less than $0.01 per diluted share) in 2011.
In 2011, we recorded an income tax expense of $34 million to write off certain deferred tax assets that we transferred to MVW in conjunction with the spin-off of our timeshare operations and timeshare development business. We impaired these assets because we considered it "more likely than not" that MVW will not be able to realize the value of those deferred tax assets. See Footnote No. 15, “Spin-off” for more information on the transaction.

Unrecognized Tax Benefits

The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2011 to the end of 2013:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2011	$39
Change attributable to tax positions taken during a prior period	(10)
Change attributable to withdrawal of tax positions previously taken or expected to be taken	(6)
Change attributable to tax positions taken during the current period	19
Decrease attributable to lapse of statute of limitations	(3)
Unrecognized tax benefit at year-end of 2011	39
Change attributable to tax positions taken during the current period	12
Decrease attributable to settlements with taxing authorities	(20)
Decrease attributable to lapse of statute of limitations	(2)
Unrecognized tax benefit at year-end of 2012	29
Change attributable to tax positions taken during the current period	8
Decrease attributable to settlements with taxing authorities	(2)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end of 2013	$34
These unrecognized tax benefits reflect the following year-over-year changes: (1) a $5 million increase in 2013, primarily due to a U.S. federal tax issue, currently in appeals, offset by a settlement with international taxing authorities; (2) $10 million decrease in 2012, primarily reflecting the changes attributable to settlements with taxing authorities and positions taken during 2012; and (3) no net change in 2011, although 2011 included increases such as positions for our timeshare spin-off, and decreases such as the closing of the 2005-2008 Internal Revenue Service ("IRS") audits, the re-measurement of existing positions, and the lapse of statutes of limitations.
Our unrecognized tax benefit balances included $12 million at year-end 2013, $13 million at year-end 2012, and $24 million at year-end 2011 of tax positions that, if recognized, would impact our effective tax rate.

The IRS has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, our open tax years under audit are substantially complete while the 2013 tax year audit is currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities. It is reasonably possible that we will resolve with taxing authorities an international issue ($5 million) which arose in 2011 related to financing activity and a U.S. federal issue ($21 million), currently in appeals, during the next 12 months for which we have an unrecognized tax balance of $26 million. The U.S. federal amount is offset by a related deferred tax asset. Therefore, the possible resolution of the issue will not have a material impact on our financial statements.

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

We had the following total deferred tax assets and liabilities at year-end 2013 and year-end 2012:

($ in millions)	At Year-End 2013	At Year-End 2012
Deferred tax assets	$926	$950
Deferred tax liabilities	(60)	(25)
Net deferred taxes	$866	$925

The following table details the composition of our net deferred tax balances at year-end 2013 and year-end 2012:

($ in millions) Balance Sheet Caption	At Year-End 2013	At Year-End 2012
Current deferred taxes, net	$252	$280
Long-term deferred taxes, net	647	676
Current liabilities, other	(19)	(13)
Long-term liabilities, other	(14)	(18)
Net deferred taxes	$866	$925

The following table shows the tax effect of each type of temporary difference and carry-forward that gave rise to a significant portion of our deferred tax assets and liabilities as of year-end 2013 and year-end 2012:

($ in millions)	At Year-End 2013	At Year-End 2012
Employee benefits	$340	$321
Net operating loss carry-forwards	293	294
Tax credits	273	328
Reserves	61	63
Frequent guest program	30	43
Self-insurance	23	19
Deferred income	23	4
Joint venture interests	(23)	(11)
Property, equipment, and intangible assets	(37)	(14)
Other, net	48	23
Deferred taxes	1,031	1,070
Less: valuation allowance	(165)	(145)
Net deferred taxes	$866	$925

At year-end 2013, we had approximately $40 million of tax credits that expire through 2033 and $233 million of tax credits that do not expire. We recorded $14 million of net operating loss benefits in 2013 and $50 million in 2012. At year-end 2013, we had approximately $1.5 billion of net operating losses, of which $747 million expire through 2033.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2013	2012	2011
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.6	2.6	2.3
Nondeductible expenses	0.5	0.3	1.8
Non-U.S. income	(5.7)	(3.9)	(0.9)
Change in valuation allowance (1)	0.3	(0.2)	8.9
Tax credits	(0.4)	(0.4)	(1.0)
Other, net	(2.1)	(0.7)	(1.7)
Effective rate	30.2%	32.7%	44.4%

(1)	Primarily for the 2011 additional impairment of certain deferred tax assets transferred to MVW, as discussed earlier in this footnote.

We paid cash for income taxes, net of refunds of $77 million in 2013 and $45 million in 2011, and received $17 million of cash for income tax refunds, net of payments in 2012.

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

During 2013, we granted 2.5 million RSUs, 0.2 million service and performance RSUs, 0.7 million SARs, and 0.1 million stock options.

We recorded share-based compensation expense for award grants of $116 million in 2013, $94 million in 2012, and $103 million in 2011. Deferred compensation costs for unvested awards totaled $108 million at year-end 2013 and $122 million at year-end 2012. As of year-end 2013, we expect to recognize these deferred compensation expenses over a weighted average period of two years.

Under the guidance for share-based compensation, we present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. The exercise of share-based awards resulted in tax benefits of $121 million in 2013 and $71 million in 2012. Due to tax losses in 2011, we recorded no tax benefit in that year.

We received cash from the exercise of Marriott stock options of $199 million in 2013, $179 million in 2012, and $124 million in 2011.
RSUs
We issue Marriott RSUs under the Stock Plan to certain officers and key employees and those units vest generally over four years in equal annual installments commencing one year after the grant date. We recognize compensation expense for RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, Marriott RSUs convert to shares which we distribute from treasury shares. We also issue service and performance Marriott RSUs ("S&P RSUs") to named executive officers under the Stock Plan. In addition to generally being subject to pro-rata annual vesting conditioned on continued service consistent with the standard form of Marriott RSUs, Marriott S&P RSUs are also subject to the satisfaction of a performance condition, expressed as an EBITDA goal, for a fiscal year during the applicable service vesting period. The following information on RSUs includes S&P RSUs.
We had deferred compensation costs for RSUs of approximately $102 million at year-end 2013 and $111 million at year-end 2012. The weighted average remaining term for RSU grants outstanding at year-end 2013 was two years.

The following table provides additional information on Marriott RSUs for the last three fiscal years:

	2013	2012	2011
Share-based compensation expense (in millions)	$101	$83	$90
Weighted average grant-date fair value (per Marriott RSU)	$38	$35	$40
Aggregate intrinsic value of converted and distributed Marriott RSUs (in millions)	$125	$91	$113

The following table shows the 2013 changes in our outstanding Marriott RSU grants and the associated weighted average grant-date fair values:

	Number of Marriott RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2012	7.4	$31
Granted during 2013 (2)	2.7	38
Distributed during 2013	(3.0)	29
Forfeited during 2013	(0.3)	34
Outstanding at year-end 2013 (1)	6.8	$35

(1)	Includes 0.2 million Marriott RSUs held by MVW employees.

(2)	Includes 0.2 million S&P RSUs granted to named executive officers.
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

We recognized compensation expense for employee stock options of $2 million in 2013, $1 million in 2012, and less than $1 million in 2011. We had deferred compensation costs for employee stock options of $2 million at year-end 2013 and $3 million at year-end 2012. When holders exercise Marriott stock options we issue shares from treasury shares.

The following table shows the 2013 changes in our outstanding Marriott Stock Option Program awards and the associated weighted average exercise prices:

	Number of Marriott Stock Options (in millions)	Weighted Average Exercise Price (per Option)
Outstanding at year-end 2012	9.5	$19
Granted during 2013	0.1	39
Exercised during 2013	(5.0)	17
Forfeited during 2013	—	46
Outstanding at year-end 2013 (1)	4.6	$22

(1)	Includes 0.1 million Marriott stock options held by MVW employees.

The following table shows the Marriott stock options issued under the Stock Option Program awards outstanding at year-end 2013, as well as those exercisable on that date (those where the exercise price was less than the market price of our common stock on that date):

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)	Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)
$13	to	$17	2.5	$16	1	2.5	$16	1
18	to	22	0.6	22	1	0.6	22	1
23	to	46	1.5	32	4	1.1	30	3
13	to	46	4.6	22	2	4.2	21	2

The following table shows the number of Marriott stock options we granted in the last three fiscal years and the associated weighted average grant-date fair values and weighted average exercise prices:

	2013	2012	2011
Options granted	96,960	255,761	19,192
Weighted average grant-date fair value (per option)	$13	$12	$15
Weighted average exercise price (per option)	$39	$35	$38

The following table shows the intrinsic value (the amount by which the market price of the underlying common stock exceeded the aggregate exercise price of the stock option) of all outstanding Marriott stock options and of exercisable Marriott stock options at year-end 2013 and 2012:

($ in millions)	2013	2012
Outstanding stock options	$126	$169
Exercisable stock options	121	168

Marriott stock options exercised during the last three years had total intrinsic values of approximately $131 million in 2013, $158 million in 2012, and $124 million in 2011.

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

We recognized compensation expense for Employee SARs and Director SARs of $12 million in 2013, $9 million in 2012, and $12 million in 2011. We had deferred compensation costs related to SARs of approximately $4 million in 2013 and $8 million in 2012. Upon the exercise of Marriott SARs, we issue shares from treasury shares.

The following table shows the 2013 changes in our outstanding Marriott SARs and the associated weighted average exercise prices:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2012	6.2	$31
Granted during 2013	0.7	39
Exercised during 2013	(0.5)	30
Forfeited during 2013	—	41
Outstanding at year-end 2013 (1)	6.4	$32

(1)	Includes 0.2 million Marriott SARs held by MVW employees.

The following tables show the number of Employee Marriott SARs and Director Marriott SARs we granted in the last three fiscal years, the associated weighted average exercise prices, and the associated weighted average grant-date fair values:

Employee Marriott SARs	2013	2012	2011
Employee Marriott SARs granted (in millions)	0.7	1.0	0.7
Weighted average exercise price (per SAR)	$39	$35	$38
Weighted average grant-date fair value (per SAR)	$13	$12	$14
Director Marriott SARs	2013	2012	2011
Director Marriott SARs granted	5,903	5,915	—
Weighted average exercise price (per SAR)	$44	$39	$—
Weighted average grant-date fair value (per SAR)	$15	$14	$—

Outstanding Marriott SARs had total intrinsic values of $111 million at year-end 2013 and $37 million at year-end 2012. Exercisable Marriott SARs had total intrinsic values of $82 million at year-end 2013 and $24 million at year-end 2012. Marriott SARs exercised during 2013 had total intrinsic values of $6 million and Marriott SARs exercised in 2012 had total intrinsic values of $2 million.
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

We used the following assumptions to determine the fair value of the SARs and stock options we granted to employees and non-employee directors in 2013 and 2012, and to employees in 2011 (we did not grant SARs to non-employee directors in 2011):

	2013	2012	2011
Expected volatility	30 - 31%	31%	32%
Dividend yield	1.17%	1.01%	0.73%
Risk-free rate	1.8 - 1.9%	1.7 - 2.0%	3.4%
Expected term (in years)	8 - 10	8 - 10	8

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

The following table shows the share-based compensation expense, the number of deferred stock units we granted, the weighted average grant-date fair value, and the aggregate intrinsic value for the last three fiscal years for non-employee director Marriott deferred stock units:

	2013	2012	2011
Share-based compensation expense (in millions)	$1.4	$1.2	$1.1
Non-employee director deferred stock units granted	31,000	27,000	29,000
Weighted average grant-date fair value (per share)	$44	$39	$36
Aggregate intrinsic value of shares distributed (in millions)	$0.7	$1.0	$1.4

We had 261,000 outstanding non-employee Marriott deferred stock units at year-end 2013, and 245,000 outstanding at year-end 2012. The weighted average grant-date fair value of those outstanding deferred stock units was $22 for 2013 and $27 for 2012.
Adjustments for the Timeshare Spin-off

Effective with the spin-off (see Footnote No. 15, "Spin-off," for further information), each holder of Marriott RSUs, stock options, and SARs on the November 10, 2011 record date for the spin-off received MVW RSUs, MVW stock options and/or MVW SARs, as applicable, consistent with the distribution ratio of one share of MVW common stock for every ten shares of Marriott common stock, with terms and conditions substantially similar to the terms and conditions applicable to the Marriott RSUs, stock options and SARs. In order to preserve the aggregate intrinsic value of the Marriott stock options and SARs those persons held, we adjusted the exercise prices of our awards by using the proportion of the Marriott ex-distribution closing stock price to the sum of the Marriott ex-distribution and MVW when issued closing stock prices on the distribution date. We accounted for these adjustments, which were designed to equalize the fair value of each award before and after spin-off, as modifications to the original awards. Comparing the fair value of the modified awards with the fair value of the original awards immediately before the modification did not yield incremental value. Accordingly, we did not record any incremental compensation expense as a result of the modifications to the awards on the spin-off date.

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
Other Information

At year-end 2013, we reserved 32 million shares under the Stock Plan, including 11 million shares under the Stock Option Program and the SAR Program.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2013		At Year-End 2012
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cost method investments	$16	$17	$21	$23
Senior, mezzanine, and other loans	142	145	180	172
Marketable securities and other debt securities	111	111	56	56
Total long-term financial assets	$269	$273	$257	$251

Senior Notes	$(2,185)	$(2,302)	$(1,833)	$(2,008)
Commercial paper	(834)	(834)	(501)	(501)
Other long-term debt	(123)	(124)	(130)	(139)
Other long-term liabilities	(50)	(50)	(69)	(69)
Total long-term financial liabilities	$(3,192)	$(3,310)	$(2,533)	$(2,717)

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
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at year-end 2013 was $41 million.
In the 2013 second quarter, we acquired a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security (with an amortized cost of $70 million at year-end 2013, including accrued interest income), and we include it in the "Marketable securities and other debt securities" caption in the preceding table. We estimated the $70 million fair value of this security by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. This security matures in 2015 subject to annual extensions through 2018. We do not intend to sell this security and it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity.
In the 2013 second quarter, we received $22 million in net cash proceeds for the sale of a portion of our shares of a publicly traded company (with an amortized cost of $14 million at the date of sale) and recognized an $8 million gain in the "Gains (losses) and other income" caption of our Income Statement. This gain included recognition of unrealized gains that we previously recorded in other comprehensive income. See Footnote No. 12, "Comprehensive Income and Shareholders' (Deficit) Equity" for additional information on the reclassification of these unrealized gains from accumulated other comprehensive income.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 10, "Long-term Debt," even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2013 and year-end 2012, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. As noted in the "Guarantees" caption of Footnote No. 1, "Summary of Significant Accounting Policies," we measure our liability for guarantees at fair value on a nonrecurring basis that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At year-end 2013 and year-end 2012, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” for more information on the input levels we use in determining fair value.

5.	EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	2013	2012	2011
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$626	$571	$198
Weighted average shares outstanding	305.0	322.6	350.1
Basic earnings per share	$2.05	$1.77	$0.56
Computation of Diluted Earnings Per Share
Net income	$626	$571	$198
Weighted average shares outstanding	305.0	322.6	350.1
Effect of dilutive securities
Employee stock option and SARs plans	4.0	6.1	8.0
Deferred stock incentive plans	0.8	0.9	0.9
Restricted stock units	3.2	3.3	3.3
Shares for diluted earnings per share	313.0	332.9	362.3
Diluted earnings per share	$2.00	$1.72	$0.55

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We have excluded the following antidilutive stock options and SARs in our calculation of diluted earnings per share because their exercise prices were greater than the average market prices for the applicable periods:

(a)	for 2013, 0.4 million options and SARs;

(b)	for 2012, 1.0 million options and SARs; and

(c)	for 2011, 4.1 million options and SARs.

6.	PROPERTY AND EQUIPMENT
The following table shows the composition of our property and equipment balances at year-end 2013 and 2012:

($ in millions)	At Year-End 2013	At Year-End 2012
Land	$535	$590
Buildings and leasehold improvements	786	703
Furniture and equipment	789	854
Construction in progress	338	383
	2,448	2,530
Accumulated depreciation	(905)	(991)
	$1,543	$1,539
The following table shows the composition of these property and equipment balances that we recorded as capital leases:

($ in millions)	At Year-End 2013	At Year-End 2012
Land	$8	$30
Buildings and leasehold improvements	68	143
Furniture and equipment	37	38
Construction in progress	1	4
	114	215
Accumulated depreciation	(83)	(82)
	$31	$133
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. Interest we capitalized as a cost of property and equipment totaled $31 million in 2013, $27 million in 2012, and $12 million in 2011. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our depreciation expense totaled $107 million in 2013, $93 million in 2012, and $130 million in 2011 (including reimbursed costs of $48 million in 2013, $45 million in 2012, and $43 million in 2011). We included amortization of assets recorded under capital leases in depreciation expense.
See Footnote No. 15, "Spin-off" for additional information on the $68 million property and equipment impairment charge we recorded in 2011 as part of the Timeshare strategy-impairment charges.

7.	ACQUISITIONS AND DISPOSITIONS
2013 Acquisition
On October 4, 2013, we acquired a North American Full-Service managed property which we plan to renovate for a total of $115 million in cash and recognized the related property and equipment.
Planned Acquisition as of Year-End 2013
Late in the 2013 fourth quarter, we entered into a definitive agreement with Protea Hospitality Holdings ("Protea Hospitality") of Cape Town, South Africa to acquire Protea Hotels' brands and hotel management business for approximately $186 million (2.02 billion rand). As part of the transaction, Protea Hospitality will create a property ownership company to retain ownership of the hotels it currently owns, and it will enter into long-term management and lease agreements with Marriott for these hotels. It would also retain a number of minority interests in other Protea-managed hotels. Once the transaction closes, we expect to add over 100 hotels (over 10,000 rooms) across three brands in South Africa and six other Sub-Saharan African countries to our International full-service portfolio. We expect to manage approximately 45 percent of the rooms, franchise approximately 39 percent of the rooms, and lease approximately 16 percent of the rooms. The transaction, which we expect will close at the beginning of the 2014 second quarter, remains subject to regulatory approvals and other customary closing conditions.
Planned Dispositions as of Year-End 2013
In the beginning of the 2014 first quarter, we sold The London EDITION to a third party, received approximately $240 million in cash, and simultaneously entered into definitive agreements to sell The Miami and The New York EDITION hotels that we are currently developing to the same third party. The total sales price for the three EDITION hotels will be $815 million, approximately equal to the aggregate estimated development costs of the three hotels. At year-end 2013, we had $244 million in Luxury segment assets related to The London EDITION ($236 million in property and equipment and $8 million in current assets) classified in the "Assets held for sale" caption and $13 million in Luxury segment liabilities classified in liabilities held for sale within the "Other current liabilities" caption of the Balance Sheet. We expect to sell The Miami EDITION in the second half of 2014 and The New York EDITION in the first half of 2015, when we anticipate that construction will be complete. We will retain long-term management agreements for each of the three hotels sold. We did not reclassify The Miami EDITION or The New York EDITION assets and liabilities as held for sale because the hotels are under construction and not available for immediate sale in their present condition.
In the 2013 fourth quarter, we entered into an agreement to sell our right to acquire the landlord’s interest in a leased real estate property and certain attached assets of the property. We subsequently reclassified the related $106 million (€77 million) in International segment assets ($105 million (€76 million) in property and equipment and $1 million (€1 million) in current assets) to the "Assets held for sale" caption of the Balance Sheet and $48 million (€35 million) in International segment liabilities to liabilities held for sale within the "Other current liabilities" caption of the Balance Sheet as of year-end 2013. We recognized an impairment loss of $2 million (€2 million) in the "Gains (losses) and other income" caption of our Income Statement as a result of measuring the assets at fair value less costs to sell. After year-end 2013, we sold the right and attached assets for $62 million (€45 million) in cash and the assumption of $45 million (€33 million) of related obligations. We will continue to operate the property under a long-term management agreement.
2012 Acquisitions
In 2012, we entered into a definitive agreement with Gaylord Entertainment Company (subsequently renamed Ryman Hospitality Properties, Inc.) ("Ryman Hospitality") to acquire the Gaylord brand and hotel management company. On September 25, 2012, Ryman Hospitality's shareholders approved its conversion into a real estate investment trust. On October 1, 2012, we acquired the Gaylord Hotels brand and hotel management company for $210 million in cash and recognized $210 million in intangible assets at the acquisition date, primarily reflecting deferred contract acquisition costs. Ryman Hospitality continues to own the Gaylord hotels, which we manage under the Gaylord brand under long-term management agreements.

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

2011 Acquisitions
In 2011, we contributed approximately $51 million (€37 million) in cash for the intellectual property and associated 50 percent interests in two new joint ventures formed for the operation, management, and development of AC Hotels by Marriott, initially in Europe but eventually in other parts of the world. The hotels are managed by the joint ventures or franchised at the direction of the joint ventures. As we note in Footnote No. 13, “Contingencies,” we have a right and, in some circumstances, an obligation to acquire the remaining interest in the joint ventures over the next seven years.
In 2011, we acquired certain assets and a leasehold on a hotel for an initial payment of $34 million (€25 million) in cash plus fixed annual rent. See Footnote No. 17, “Leases,” for more information. As we note in Footnote No. 13, “Contingencies,” we also had a right and, in some circumstances, an obligation to acquire the landlord’s interest in the real estate property and certain attached assets of this hotel for $45 million (€33 million). As discussed in the "Planned Dispositions as of Year-End 2013" caption, after year-end 2013, we sold that right and certain attached assets.

2011 Dispositions
On November 21, 2011, we completed the spin-off of our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our then wholly owned subsidiary MVW. The dividend consisted of a pro rata distribution of one share of MVW common stock for every ten shares of Marriott common stock to our shareholders of record at the close of business on November 10, 2011. We recognized no gain or loss as a result of the spin-off. See Footnote No. 15, "Spin-off," for more information.

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

8.	GOODWILL AND INTANGIBLE ASSETS
The following table details the composition of our other intangible assets at year-end 2013 and 2012:

($ in millions)	At Year-End 2013	At Year-End 2012
Contract acquisition costs and other	$1,554	$1,512
Accumulated amortization	(423)	(397)
	$1,131	$1,115

We capitalize both direct and incremental costs that we incur to acquire management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Our amortization expense totaled $68 million in 2013, $54 million in 2012, and $57 million in 2011. Our estimated aggregate amortization expense for each of the next five fiscal years is as follows: $59 million for 2014; $59 million for 2015; $59 million for 2016; $59 million for 2017; and $59 million for 2018.

The following table details the carrying amount of our goodwill at year-end 2013 and 2012:

($ in millions)	At Year-End 2013	At Year-End 2012
Goodwill	$928	$928
Accumulated impairment losses	(54)	(54)
	$874	$874

9.	NOTES RECEIVABLE
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at year-end 2013 and 2012:

($ in millions)	At Year-End 2013	At Year-End 2012
Senior, mezzanine, and other loans	$178	$242
Less current portion	(36)	(62)
	$142	$180
We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable” in our Balance Sheets.

The following table shows the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates and unamortized discounts for our notes receivable as of year-end 2013:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2014	$36
2015	85
2016	4
2017	3
2018	5
Thereafter	45
Balance at year-end 2013	$178
Weighted average interest rate at year-end 2013	4.6%
Range of stated interest rates at year-end 2013	0 to 8.0%

The following table shows the unamortized discounts for our notes receivable as of year-end 2013 and 2012:

Notes Receivable Unamortized Discounts ($ in millions)	Amount
Balance at year-end 2012	$11
Balance at year-end 2013	$12

Senior, Mezzanine, and Other Loans
Generally, all of the loans we make have similar characteristics in that they are loans to owners and operators of hotels and hospitality properties. We reflect interest income for “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At year-end 2013, our recorded investment in impaired “Senior, mezzanine, and other loans” was $99 million. We had a $90 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2012, our recorded investment in impaired “Senior, mezzanine, and other loans” was $93 million, and we had a $79 million notes receivable reserve representing an allowance for credit losses, leaving $14 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $96 million during 2013, $94 million during 2012, and $89 million during 2011.

The following table summarizes the activity for our “Senior, mezzanine, and other loans” notes receivable reserve for 2011, 2012, and 2013:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2010	$74
Additions	2
Write-offs	(7)
Transfers and other	9
Balance at year-end 2011	78
Additions	2
Reversals	(1)
Write-offs	(1)
Transfers and other	1
Balance at year-end 2012	79
Reversals	(2)
Transfers and other	13
Balance at year-end 2013	$90
Past due senior, mezzanine, and other loans totaled zero at year-end 2013 and $7 million at year-end 2012.

10.	LONG-TERM DEBT
We provide detail on our long-term debt balances at year-end 2013 and 2012 in the following table:

($ in millions)	At Year-End 2013	At Year-End 2012
Senior Notes:
Series G, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.7%)(1)	$312	$309
Series H, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.4%)(1)	289	289
Series I, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)(1)	292	292
Series J, matured February 15, 2013	—	400
Series K, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)(1)	595	594
Series L, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)(1)	349	349
Series M, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)(1)	348	—
Commercial paper, average interest rate of 0.4% at December 31, 2013	834	501
$2,000 Credit Facility	—	15
Other	180	186
	3,199	2,935
Less current portion classified in:
Other current liabilities (liabilities held for sale)	(46)	—
Current portion of long-term debt	(6)	(407)
	$3,147	$2,528

(1)	Face amount and effective interest rate are as of year-end 2013.
All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
In the 2013 third quarter, we issued $350 million aggregate principal amount of 3.4 percent Series M Notes due 2020 (the "Series M Notes"). We received net proceeds of approximately $345 million from the offering, after deducting the underwriting discount and estimated expenses. We will pay interest on the Series M Notes on April 15 and October 15 of each year, commencing on April 15, 2014. The Notes will mature on October 15, 2020, and we may redeem them, in whole or in part, at our option.
In 2012, we issued $350 million aggregate principal amount of 3.3 percent Series L Notes due 2022 (the "Series L Notes"). We received net proceeds of approximately $346 million from the offering, after deducting the underwriting discount and estimated expenses. We pay interest on the Series L Notes on March 15 and September 15 of each year, and we made our first interest payment on March 15, 2013. The Notes will mature on September 15, 2022, and we may redeem them, in whole or in part, at our option.
In 2012, we also issued $600 million aggregate principal amount of 3.0 percent Series K Notes due 2019 (the "Series K Notes") in two offerings, one for $400 million and a follow on for $200 million. We received total net proceeds of approximately $590 million from these offerings, after deducting underwriting discounts and estimated expenses. We pay interest on the Series K Notes on March 1 and September 1 of each year, and we made our first interest payment on September 1, 2012. The Notes will mature on March 1, 2019, and we may redeem them, in whole or in part, at our option.
We issued the Series M Notes, Series L Notes, and the Series K Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee.
In the 2013 first quarter, we made a $411 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series J Notes. In 2012, we made a $356 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series F Notes.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, and letters of credit. The Credit Facility expires on July 18, 2018. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate also based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.
We show future principal payments (net of unamortized discounts) for our debt in the following table:

Debt Principal Payments (net of unamortized discounts) ($ in millions)	Amount
2014	$52
2015	319
2016	297
2017	301
2018	843
Thereafter	1,387
Balance at year-end 2013	$3,199

We paid cash for interest, net of amounts capitalized, of $83 million in 2013, $83 million in 2012, and $130 million in 2011.

11.	SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The following table summarizes the activity in our self-insurance reserve for losses and loss adjustment expenses for the last two fiscal years:

($ in millions)	2013	2012
Balance at beginning of year	$342	$330
Less: reinsurance recoverable	(5)	(5)
Net balance at beginning of year	337	325
Incurred related to:
Current year	116	108
Prior year	8	(11)
Total incurred	124	97
Paid related to:
Current year	(25)	(28)
Prior year	(79)	(57)
Total paid	(104)	(85)
Net balance at end of year	357	337
Add: reinsurance recoverable	5	5
Balance at end of year	$362	$342

Our provision for incurred losses relating to the current year increased by $8 million over 2012 primarily due to an increase in medical benefit costs and growth in business activity. Our provision for incurred losses relating to prior years increased by $8 million in 2013 and decreased by $11 million in 2012 as a result of changes in estimates from insured events from prior years due to changes in underwriting experience and frequency and severity trends. Our year-end 2013 self-insurance reserve of $362 million consisted of a current portion of $120 million and long-term portion of $242 million. Our year-end 2012 self-insurance reserve of $342 million consisted of a current portion of $103 million and long-term portion of $239 million.

12.	COMPREHENSIVE INCOME AND SHAREHOLDERS’ (DEFICIT) EQUITY

The following table details the accumulated other comprehensive income (loss) activity for 2013, 2012, and 2011:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments (1)	Unrealized Gains (Losses) on Available-For-Sale Securities (2)	Accumulated Other Comprehensive Loss
Balance at year-end 2010	$(4)	$2	$—	$(2)
Other comprehensive loss before reclassifications	(31)	(20)	(3)	(54)
Amounts reclassified from accumulated other comprehensive loss	(2)	—	10	8
Net other comprehensive (loss) income	(33)	(20)	7	(46)
Balance at year-end 2011	$(37)	$(18)	$7	$(48)
Other comprehensive income (loss) before reclassifications	4	(2)	—	2
Amounts reclassified from accumulated other comprehensive loss	1	1	—	2
Net other comprehensive income (loss)	5	(1)	—	4
Balance at year-end 2012	$(32)	$(19)	$7	$(44)
Other comprehensive income before reclassifications	1	—	5	6
Amounts reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Net other comprehensive loss	1	—	(1)	—
Balance at year-end 2013	$(31)	$(19)	$6	$(44)

(1)
We present the portions of other comprehensive income (loss) before reclassifications that relate to other derivative instrument adjustments net of deferred taxes of $1 million for 2012 and deferred tax benefits of $14 million for 2011.

(2)
We present the portions of other comprehensive income (loss) before reclassifications that relate to unrealized gains (losses) on available-for-sale securities net of deferred taxes of $2 million for 2013 and $4 million for 2012.

The following table details the effect on net income of significant amounts reclassified out of accumulated other comprehensive loss for 2013:

($ in millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Components	2013	Income Statement Line(s) Item Affected
Other derivative instrument adjustments
Gains (losses) on cash flow hedges
Foreign exchange contracts	$3	Base management and franchise fees
Interest rate contracts	(5)	Interest expense
	(2)	Income before income taxes
	2	Provision for income taxes
Other, net	$—	Net income
Unrealized gains on available-for-sale securities
Sale of an available-for-sale security	$10	Gains and other income
	10	Income before income taxes
	(4)	Provision for income taxes
	$6	Net income

Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2013, we had 298 million of these authorized shares of our common stock and no preferred stock outstanding.

13.	CONTINGENCIES
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
We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at year-end 2013 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$83	$4
Operating profit	99	40
Other	17	2
Total guarantees where we are the primary obligor	$199	$46

We included our liability at year-end 2013 for guarantees for which we are the primary obligor in our Balance Sheet as follows: $2 million in “Other current liabilities” and $44 million in the “Other long-term liabilities.”
Our guarantees listed in the preceding table include $20 million of debt service guarantees, $11 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The preceding table does not include the following guarantees:

•
$102 million of guarantees for Senior Living Services lease obligations of $75 million (expiring in 2018) and lifecare bonds of $27 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $4 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $22 million of the lifecare bonds; and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at year-end 2013. In 2011 Sunrise provided us with $3 million of cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees for the continuing leases during the extension term and certain other obligations of Sunrise. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc., and Sunrise's management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O'Keefe & Co., Coastwood Senior Housing Partners LLC, and Health Care REIT. In conjunction with this acquisition, Sunrise funded an additional $2 million cash collateral and certified that the $85 million letter of credit remains in full force and effect.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $35 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $5 million (€4 million) of which remained at year-end 2013. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These MVW payment obligations, for which we currently have a total exposure of $17 million, relate to various letters of credit and several other guarantees. MVW has indemnified us for these obligations. At year-end 2013, we expect these obligations will expire as follows: $2 million in 2014, $3 million in 2017, and $12 million (16 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at year-end 2013. See Footnote No. 15 "Spin-off," for more information on the spin-off of our timeshare operations and timeshare development business.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide ("Oakwood"). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at year-end 2013 for this guarantee is $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at year-end 2013.

•
A guarantee for two adjoining leases, originally entered into in 2000 and 2006, for which we became secondarily liable in the 2013 third quarter as a result of our assignment of the leases to Accenture LLP. Accenture is the primary obligor and has indemnified us for the obligations under these leases and the guarantee. Our total exposure at year-end 2013 is $6 million related to future rent payments through the end of the leases in 2017. After year-end 2013, we were released from this guarantee and are no longer secondarily liable.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, at year-end 2013, we had the following commitments outstanding:

•
A commitment to invest up to $10 million of equity for a noncontrolling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $8 million of this commitment as follows: $6 million in 2014 and $2 million in 2015. We do not expect to fund the remaining $2 million of this commitment.

•
A commitment to invest up to $23 million of equity for noncontrolling interests in partnerships that plan to purchase or develop limited-service properties in Asia. We expect to fund this commitment as follows: $15 million in 2014 and $8 million in 2015.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment as follows: $8 million in 2014 and $3 million in 2015.

•	A commitment to invest $18 million in the renovation of a leased hotel. We expect to fund this commitment by the end of 2014.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining 45 percent interest in two joint ventures over the next seven years at a price based on the performance of the ventures. We made a $12 million (€9 million) deposit in conjunction with this contingent obligation in 2011 and $8 million (€6 million) in deposits in 2012. In 2013, we acquired an additional five percent noncontrolling interest in each venture, applying $5 million (€4 million) of those deposits. The remaining deposits are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
We had a right and under certain circumstances an obligation to acquire, for approximately $45 million (€33 million), the landlord’s interest in the real estate property and certain attached assets of a hotel that we lease. After year-end 2013, we sold that right and certain attached assets. See Footnote No. 7, "Acquisitions and Dispositions" for additional information on the sale and reclassification of the capital lease to assets held for sale as of year-end 2013.

•
Various commitments for the purchase of information technology hardware, software, as well as accounting, finance, and maintenance services in the normal course of business totaling $152 million. We expect to fund these commitments as follows: $107 million in 2014, $32 million in 2015, and $13 million in 2016. The majority of these commitments will be recovered through cost reimbursement charges to properties in our system.

•	Several commitments aggregating $35 million with no expiration date and which we do not expect to fund.

•
A commitment to invest up to $10 million under certain circumstances for additional mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels. We may fund this commitment, which expires in 2015 subject to annual extensions through 2018; however, we have not yet determined the amount or timing of any potential funding.

•
A "put option" agreement we entered into after year-end 2013 with the lenders of a construction loan. On January 14, 2014, in conjunction with entering into a management agreement for the Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel's ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space), we agreed to provide credit support to the lenders through a "put option" agreement. Under this agreement, we have granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property during the first two years after opening for $315 million. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. While we cannot assure you that the lenders will not exercise this "put option," we believe that the likelihood of any exercise is remote. We do not have an ownership interest in this EDITION hotel.

At year-end 2013, we had $80 million of letters of credit outstanding ($79 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2013, totaled $122 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties completed limited discovery concerning Marriott's defense of statute of limitations with respect to Mr. Bond and Mr. Steigman and completed discovery concerning class certification. We opposed plaintiffs' motion for class certification and sought summary judgment on the issue of statute of limitations in 2012. On August 9, 2013, the court denied our motion for summary judgment on the issue of statute of limitations and deferred its ruling on class certification. We moved to amend the court's judgment on our motion for summary judgment in order to certify an interlocutory appeal, which was denied. On January 7, 2014, the court denied plaintiffs' motion for class certification, and issued a Scheduling Order for full discovery of the remaining issues in this case. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to the number of parties for whom the claims may be pursued, and the possibility of our prevailing on our statute of limitations defense on appeal may significantly limit any claims for damages.
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

14.	BUSINESS SEGMENTS

We are a diversified lodging company with operations in four business segments:

•
North American Full-Service, which includes the Marriott Hotels, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, Gaylord Hotels, and Autograph Collection properties located in the United States and Canada;

•
North American Limited-Service, which includes the Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites properties, located in the United States and Canada, and, before its sale in the 2012 second quarter, our Marriott ExecuStay corporate housing business;

•
International, which includes the Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, and Marriott Executive Apartments properties located outside the United States and Canada; and

•	Luxury, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION properties worldwide (together with residential properties associated with some of The Ritz-Carlton hotels).

In addition, before the spin-off, our former Timeshare segment consisted of the timeshare operations and timeshare development business that we transferred to MVW in conjunction with the spin-off. We continue to include our former Timeshare segment's historical financial results for periods before the spin-off in our historical financial results as a component of continuing operations as reflected in the tables that follow. See Footnote No. 15, "Spin-off" for more information on the spin-off.
We evaluate the performance of our segments based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We allocate gains and losses, equity in earnings or losses from our joint ventures, and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents that portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. "Other unallocated corporate" includes license fees we receive from our credit card programs and license fees from MVW, after the spin-off.

Revenues

($ in millions)	2013	2012	2011
North American Full-Service Segment	$6,601	$5,965	$5,450
North American Limited-Service Segment	2,601	2,466	2,358
International Segment	1,522	1,330	1,278
Luxury Segment	1,794	1,765	1,673
Former Timeshare Segment	—	—	1,438
Total segment revenues	12,518	11,526	12,197
Other unallocated corporate	266	288	120
	$12,784	$11,814	$12,317
Net Income

($ in millions)	2013	2012	2011
North American Full-Service Segment	$451	$407	$351
North American Limited-Service Segment	478	472	382
International Segment	160	192	175
Luxury Segment	108	102	74
Former Timeshare Segment	—	—	(217)
Total segment financial results	1,197	1,173	765
Other unallocated corporate	(203)	(204)	(302)
Interest expense and interest income(1)	(97)	(120)	(107)
Income taxes	(271)	(278)	(158)
	$626	$571	$198

(1)	The $164 million of interest expense shown on the Income Statement for year-end 2011 includes $43 million that we allocated to our former Timeshare segment.

Equity in Losses of Equity Method Investees

($ in millions)	2013	2012	2011
North American Full-Service Segment	$4	$2	$1
North American Limited-Service Segment	3	2	(2)
International Segment	(6)	(2)	(4)
Luxury Segment	(4)	(13)	(10)
Former Timeshare Segment	—	—	—
Total segment equity in losses	(3)	(11)	(15)
Other unallocated corporate	(2)	(2)	2
	$(5)	$(13)	$(13)

Depreciation and Amortization

($ in millions)	2013	2012	2011
North American Full-Service Segment	$45	$38	$31
North American Limited-Service Segment	21	16	23
International Segment	31	24	26
Luxury Segment	23	17	28
Former Timeshare Segment	—	—	29
Total segment depreciation and amortization	120	95	137
Other unallocated corporate	7	7	7
	$127	$102	$144

Assets

($ in millions)	At Year-End 2013	At Year-End 2012
North American Full-Service Segment	$1,662	$1,517
North American Limited-Service Segment	470	492
International Segment	1,154	1,056
Luxury Segment	1,440	1,174
Total segment assets	4,726	4,239
Other unallocated corporate	2,068	2,103
	$6,794	$6,342

Equity Method Investments

($ in millions)	At Year-End 2013	At Year-End 2012
North American Full-Service Segment	$13	$13
North American Limited-Service Segment	44	44
International Segment	113	100
Luxury Segment	29	29
Total segment equity method investments	199	186
Other unallocated corporate	8	9
	$207	$195

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Luxury Segment	Total Goodwill
Year-end 2011 balance:
Goodwill	$335	$126	$298	$170	$929
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$72	$298	$170	$875
Year-end 2012 balance:
Goodwill	$335	$125	$298	$170	$928
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$71	$298	$170	$874
Year-end 2013 balance:
Goodwill	$335	$125	$298	$170	$928
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$71	$298	$170	$874

Capital Expenditures

($ in millions)	2013	2012	2011
North American Full-Service Segment	$128	$9	$8
North American Limited-Service Segment	8	19	11
International Segment	37	38	52
Luxury Segment	181	306	40
Former Timeshare Segment	—	—	13
Total segment capital expenditures	354	372	124
Other unallocated corporate	50	65	59
	$404	$437	$183

Segment expenses include selling expenses directly related to the operations of the businesses, aggregating $49 million in 2013, $53 million in 2012, and $354 million in 2011 (approximately 82 percent of which were for our former Timeshare segment for the period before the spin-off).

Our Financial Statements include the following related to operations located outside the United States for our segments:

1.	Revenues of $2,149 million in 2013, $1,912 million in 2012, and $1,945 million in 2011;

2.
Segment financial results of $269 million in 2013, $283 million in 2012, and $172 million in 2011. The 2013 segment financial results consisted of segment income of $91 million from Asia, $84 million from the Americas (excluding the United States), $50 million from Continental Europe, $26 million from the United Kingdom and Ireland, and $18 million from the Middle East and Africa; and

3.
Fixed assets of $238 million in 2013 and $491 million in 2012. We include fixed assets located outside the United States at year-end 2013 and year-end 2012 in the “Property and equipment” caption in our Balance Sheets. Also, we had $341 million of fixed assets in 2013 classified in the "Assets held for sale" caption in our Balance Sheet. See Footnote No. 7, "Acquisitions and Dispositions" for more information.

15.	SPIN-OFF
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

Following the spin-off, we no longer consolidate MVW's financial results as part of our financial reporting. However, because of our significant continuing involvement in MVW operations after the spin-off (by virtue of the license and other agreements between us and MVW), we continue to include our former Timeshare segment's historical financial results for periods before the spin-off in our historical financial results as a component of continuing operations.

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

In 2011, we recognized $34 million of transaction-related expenses for the spin-off. During the 2011 fourth quarter before the spin-off we also received net cash proceeds of: (1) approximately $122 million from a $300 million secured warehouse credit facility that MVW put in place to provide short-term financing for receivables originated in connection with the sale of timeshare interests, and (2) $38 million from our sale to third-party investors of preferred stock that a subsidiary of MVW issued to us. This distribution of approximately $160 million in cash before completion of the spin-off had no impact on our earnings.
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

16.	VARIABLE INTEREST ENTITIES
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
We show our cash flows to and from the timeshare notes securitization variable interest entities in the following table for 2011 before the spin-off:

($ in millions)	2011
Cash inflows:
Proceeds from securitization	$122
Principal receipts	188
Interest receipts	112
Total	422
Cash outflows:
Principal to investors	(185)
Repurchases	(64)
Interest to investors	(39)
Total	(288)
Net Cash Flows	$134
Under the terms of our timeshare note securitizations, we had the right at our option to repurchase defaulted mortgage notes at the outstanding principal balance. The transaction documents typically limited such repurchases to 10 to 20 percent of the transaction’s initial mortgage balance. We voluntarily repurchased $43 million of defaulted notes and $21 million of other non-defaulted notes during 2011.
Other variable interest entities

In the 2013 second quarter, we purchased a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels, which we also manage. See Footnote No. 4, "Fair Value of Financial Instruments" for further information on the purchase and Footnote No. 13, "Contingencies" for information on the commitment we entered into as part of this transaction. Based on qualitative and quantitative analyses, we concluded that the entity in which we invested is a variable interest entity because it is capitalized primarily with debt. We did not consolidate the entity because we do not have the power to direct the activities that most significantly impact the entity's economic performance. Inclusive of our contingent future funding commitment, our maximum exposure to loss at year-end 2013 is $80 million.
In conjunction with the transaction with CTF that we describe more fully in our Annual Report on Form 10-K for 2007 in Footnote No. 8, “Acquisitions and Dispositions,” under the caption “2005 Acquisitions,” we manage hotels on behalf of tenant entities that are 100 percent owned by CTF, which lease the hotels from third-party owners. Due to certain provisions in the management agreements, we account for these contracts as operating leases. At year-end 2013, we managed four hotels on behalf of three tenant entities. The entities have minimal equity and minimal assets, consisting of hotel working capital and furniture, fixtures, and equipment. As part of the 2005 transaction, CTF placed money in a trust account to cover cash flow shortfalls and to meet rent payments. In turn, we released CTF from its guarantees fully for two of these properties and partially for the other two properties. The trust account was fully depleted prior to year-end 2011. The tenant entities are variable interest entities because the holder of the equity investment at risk, CTF, lacks the ability through voting rights to make key decisions about the entities’ activities that have a significant effect on the success of the entities. We do not consolidate the entities because we do not have the power to direct the activities that most significantly impact the entities' economic performance. We are liable for rent payments (totaling $5 million) for two of the four hotels if there are cash flow shortfalls. These two hotels have lease terms of less than one year. In addition, as of year-end 2013 we are liable for rent payments of up to an aggregate cap of $4 million for the two other hotels if there are cash flow shortfalls. Our maximum exposure to loss is limited to the rent payments and certain other tenant obligations under the lease, for which we are secondarily liable.

17.	LEASES
We have summarized below our future obligations under operating leases at year-end 2013:

($ in millions)	Minimum Lease Payments
Fiscal Year
2014	$134
2015	130
2016	118
2017	103
2018	86
Thereafter	583
Total minimum lease payments where we are the primary obligor	$1,154

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases provide for minimum rentals and additional rentals based on our operations of the leased property. The total minimum lease payments above include $264 million of obligations of our consolidated subsidiaries that are non-recourse to us.
The foregoing table does not reflect $4 million in aggregate minimum lease payments, for which we are secondarily liable, relating to the CTF leases further discussed in Footnote No. 16, “Variable Interest Entities.”

The following table details the composition of rent expense for operating leases for the last three years:

($ in millions)	2013	2012	2011
Minimum rentals	$159	$188	$240
Additional rentals	56	62	66
	$215	$250	$306

Our future obligation under capital leases at year-end 2013 was $53 million with a present value of net minimum lease payments of $51 million. In conjunction with the sale of our right to acquire the landlord’s interest in a leased real estate property and certain attached assets of the property after year-end 2013, $46 million of the $51 million originally classified in the “Long-term debt” caption was reclassified to liabilities held for sale within the "Other current liabilities" caption of the accompanying Balance Sheet as of year-end 2013. See Footnote No. 7, "Acquisitions and Dispositions" for more information.

Accordingly, the “Long-term debt” caption in the accompanying Balance Sheets includes the remaining $5 million for year-end 2013 and $50 million for year-end 2012 that represents the present value of net minimum lease payments for capital leases.

18.	RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We also have equity method investments in entities that provide management and/or franchise service to hotels and receive fees. In addition, in some cases we provide loans, preferred equity or guarantees to these entities. We generally own between 10 and 49 percent of these equity method investments. Undistributed earnings attributable to our equity method investments represented approximately $2 million of our consolidated retained earnings at year-end 2013.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2013	2012	2011
Base management fees	$17	$26	$37
Incentive management fees	1	5	—
Cost reimbursements	236	315	383
Owned, leased, corporate housing, and other	1	3	8
Total revenue	$255	$349	$428
General, administrative, and other	$(5)	$—	$(5)
Reimbursed costs	(236)	(315)	(383)
Gains and other income	—	43	4
Interest expense-capitalized	—	1	2
Interest income	4	3	3
Equity in losses	(5)	(13)	(13)

Balance Sheet Data

($ in millions)	At Year-End 2013	At Year-End 2012
Current assets-accounts and notes receivable	$22	$18
Contract acquisition costs and other	20	21
Equity and cost method investments	207	195
Deferred taxes, net asset	16	17
Other	16	20
Current liabilities:
Other	(13)	(2)
Other long-term liabilities	(2)	(2)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Data

($ in millions)	2013	2012	2011
Sales	$721	$902	$1,215
Net income (loss)	$15	$(4)	$(58)

Balance Sheet Summary

($ in millions)	At Year-End 2013	At Year-End 2012
Assets (primarily comprised of hotel real estate managed by us)	$1,832	$1,486
Liabilities	$1,482	$1,245

19.	RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 66 lodging properties at year-end 2013 and 124 lodging properties at year-end 2012 that we operated under long-term agreements. Over the last three years, we recognized revenues of $1,957 million in 2013, $2,226 million in 2012, and $2,210 million in 2011 from those lodging properties, and included those revenues in our North American Full-Service, North American Limited-Service, Luxury, and International segments.

Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. Host was affiliated with ten such properties at year-end 2013, ten such properties at year-end 2012, and five such properties at year-end 2011. We recognized revenues of $87 million in 2013, $75 million in 2012, and $59 million in 2011 from those lodging properties, and included those revenues in our North American Full-Service, Luxury, and International segments.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	Fiscal Year 2013 (1),(3)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,142	$3,263	$3,160	$3,219	$12,784
Operating income	$226	$279	$245	$238	$988
Net income	$136	$179	$160	$151	$626
Diluted earnings per share	$0.43	$0.57	$0.52	$0.49	$2.00

($ in millions, except per share data)	Fiscal Year 2012 (2)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$2,552	$2,776	$2,729	$3,757	$11,814
Operating income	$175	$243	$213	$309	$940
Net income	$104	$143	$143	$181	$571
Diluted earnings per share	$0.30	$0.42	$0.44	$0.56	$1.72

(1)
Beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 first quarter included the period from December 29, 2012 through March 31, 2013, and our 2013 second, third, and fourth quarters included the three month periods ended June 30, September 30, and December 31, respectively.

(2)	The 2012 quarters consisted of 12 weeks, except for the fourth quarter of 2012, which consisted of 16 weeks.

(3)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

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

Internal Control Over Financial Reporting

We have set forth management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Item 8 of this Form 10-K, and we incorporate those reports here by reference.
We made no changes in internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in the first quarter of 2013, we began the phased implementation of an enterprise-wide financial systems project to upgrade our general ledger and reporting tools. In conjunction with that effort, we converted to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. We are performing the implementation in the ordinary course of business to increase efficiency and align our processes on a global basis, and we expect to continue the implementation over the next several quarters.

Item 9B.	Other Information.
None.

PART III

Items 10, 11, 12, 13, 14.
As described below, we incorporate certain information appearing in the Proxy Statement we will furnish to our shareholders in connection with the 2014 Annual Meeting of Shareholders by reference in this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2014, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	81
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

Arne M. Sorenson President and Chief Executive Officer	55
Arne M. Sorenson became President and Chief Executive Officer of the Company on March 31, 2012 and was appointed to the Board of Directors in February 2011. Mr. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development, was named Executive Vice President and Chief Financial Officer in 1998, assumed the additional title of President, Continental European Lodging, in 2003 and was appointed Marriott's President and Chief Operating Officer in 2009. Before joining Marriott, he was a Partner in the law firm of Latham & Watkins in Washington, D.C. Mr. Sorenson serves on the Board of Directors for Brand USA, the Board of Regents of Luther College and is a member of the President of the United States' Export Council.

Carl T. Berquist Executive Vice President and Chief Financial Officer	62
Carl T. Berquist became our Executive Vice President and Chief Financial Officer in April 2009, with responsibility for global finance, including financial reporting, project finance, mergers and acquisitions, global treasury, corporate tax, internal audit, and investor relations. He joined the Company in December 2002 where he served as Executive Vice President of Financial Information and Enterprise Risk Management until assuming his current position. Before joining Marriott, Mr. Berquist was a partner at Arthur Andersen LLP. During his 28-year career with Arthur Andersen, Mr. Berquist held numerous leadership positions covering the management of the business as well as market facing operational roles, including managing partner of the worldwide real estate and hospitality practice. Mr. Berquist holds a bachelor of science degree in accounting from Penn State University and is a member of Penn State’s Smeal Business School’s Board of Visitors. He is also a member of the Board of Directors of Hertz Global Holdings, Inc.

Anthony G. Capuano Executive Vice President and Global Chief Development Officer	48
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

Name and Title	Age	Business Experience
Simon F. Cooper President & Managing Director Asia Pacific	68
Simon F. Cooper became President and Managing Director, Asia Pacific in September 2010. He oversees the operation, development and strategic positioning of the brands and luxury groups in Asia Pacific. Mr. Cooper served as President and Chief Operating Officer of Ritz-Carlton from February 2001 until he assumed his current position, after a distinguished career with Marriott Lodging, including serving three years as President of Marriott Lodging Canada. His first hospitality job was with Canadian Pacific Hotels & Resorts. Among his many professional honors, Mr. Cooper has served on the Woodrow Wilson International Centre for Scholars, Canada Institute Advisory Board and as Chairman of the Board of Governors for Canada's University of Guelph. While he was President and COO of Ritz-Carlton, Mr. Cooper presided over a major expansion of the brand. In 2008 Mr. Cooper was named “Corporate Hotelier of the World” by HOTELS Magazine. In June of 2010, he received an Honorary Degree of Doctor of Laws from the University of Guelph. Born and educated in England, he earned an MBA from the University of Toronto.

David Grissen Group President	56
David Grissen became Group President effective February 2014, assuming additional responsibility for The Ritz-Carlton and Global Operations Services. He became the Group President for The Americas in November 2012, with responsibility for all business activities including operations, sales and marketing, revenue management, human resources, engineering, rooms operations, food and beverage, retail, spa, information resources and development. Prior to this, he served as President, Americas from January 2010; Executive Vice President of the Eastern Region from April 2005; Senior Vice President of the Mid-Atlantic Region and Senior Vice President of Finance and Business Development from April 2000. Mr. Grissen is chair of the Americas’ Hotel Development Committee and a member of the Lodging Strategy Group and Corporate Growth Committee. He is a member of the Board of Directors of Regis Corporation and also Vice Chairman of the Board of Directors for Back on My Feet, an organization that helps individuals experiencing homelessness. Mr. Grissen holds a bachelor’s degree from Michigan State University and a master’s degree from Loyola University in Chicago.

Alex Kyriakidis President & Managing Director Middle East & Africa	61
Alex Kyriakidis joined Marriott in January 2012 as President and Managing Director, Middle East and Africa with responsibility for all business activities for the Middle East and Africa Region (MEA), including operations, sales and marketing, finance and hotel development. Before joining Marriott, Mr. Kyriakidis served for 10 years as Global Managing Director - Travel, Hospitality and Leisure for Deloitte LLP. In this role, Mr. Kyriakidis led the Global Travel, Hospitality and Leisure Industry team, where he was responsible for a team of 4,500 professionals that generated $700 million in revenues. Mr. Kyriakidis has 38 years of experience providing strategic, financial, M&A, operational, asset management and integration services to the travel, hospitality and leisure sectors. He has served clients in 25 countries, predominantly in the Europe, MEA and Asia Pacific regions. He is a fellow of the Arab Society of Certified Accountants, the British Association of Hotel Accountants and the Institute of Chartered Accountants in England and Wales. Mr. Kyriakidis holds a bachelor of science degree in computer science and mathematics from Leeds University in the United Kingdom.

Stephanie Linnartz Executive Vice President and Chief Marketing and Commercial Officer	45
Stephanie Linnartz became the Chief Marketing and Commercial Officer on March 30, 2013 and was named an executive officer on February 14, 2014. She has responsibility for the Company's brand management, marketing, eCommerce, sales, reservations, revenue management, and consumer insight functions and information technology functions. Prior to assuming her current position, Stephanie served as Global Officer, Sales and Revenue Management from July 2009 to February 2013; Senior Vice President, Global Sales from August 2008 to July 2009; and Senior Vice President, Sales and Marketing Planning and Support from December 2005 to August 2008. Ms. Linnartz holds a master of business administration from the College of William and Mary.

Name and Title	Age	Business Experience
Robert J. McCarthy Chief Operations Officer	60
Robert J. “Bob” McCarthy became Chief Operations Officer in February, 2012, with responsibility for Global Lodging Services and The Ritz-Carlton. In addition, he shares reporting responsibilities for the presidents of Marriott's four continental operating divisions with President and Chief Executive Officer Arne Sorenson. Before he assumed his current position, Mr. McCarthy served as Group President from 2011, with overall responsibility for the financial management and leadership of over 3,000 hotels in the Americas spanning multiple lodging brands and a work force of 120,000 associates, Group President, The Americas and Global Lodging Services from 2009, President, North American Lodging Operations and Global Brand Management from 2007, and Executive Vice President, North American Lodging Operations from 2003. Mr. McCarthy is a member of the Board of Trustees at Villanova University. He serves as a board member of the Autism Learning Center as well as the ServiceSource Foundation, an organization supporting people with disabilities. Mr. McCarthy holds a bachelor's degree in Business Administration from Villanova University in Villanova, PA. Mr. McCarthy will retire from Marriott on February 28, 2014.

Amy C. McPherson President & Managing Director Europe	52
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

David A. Rodriguez Executive Vice President and Chief Human Resources Officer	55
David A. Rodriguez was appointed Executive Vice President and Chief Human Resources Officer in 2006. Mr. Rodriguez joined Marriott as Senior Vice President-Staffing & Development in 1998 and was appointed Executive Vice President-Human Resources for Marriott Lodging in 2003. Before joining Marriott, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989-1998.

Edward A. Ryan Executive Vice President and General Counsel	60
Edward A. Ryan was named Executive Vice President and General Counsel in November 2006. He joined Marriott in 1996 as Assistant General Counsel, was promoted to Senior Vice President and Associate General Counsel in 1999, when he had responsibility for all new management agreements and real estate development worldwide for full-service and limited-service hotels; in 2005 he also assumed responsibility for all corporate transactions and corporate governance. Before joining Marriott, Mr. Ryan was a Partner at the law firm of Hogan & Hartson (now Hogan Lovells) in Washington, D.C.

Code of Ethics and Business Conduct Guide
We have long maintained and enforced a Code of Ethics that applies to all Marriott associates, including our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. Our Code of Ethics is encompassed in our Business Conduct Guide, which you can find in the Investor Relations section of our website (Marriott.com/investor) by clicking on “Corporate Governance” and then “Governance Documents.” We will post on the Investor Relations section of our website any future changes or amendments to our Code of Ethics and any waiver of our Code of Ethics that applies to our Chairman of the Board, any of our executive officers, or member of the Board of Directors.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Separation and Distribution Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation and certain of its subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(i) to our Form 8-K filed November 12, 2008 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.3	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.4	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.5	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

4.6	Form of 3.000% Series K Note No. R-1 due 2019.	Exhibit No. 4.1 to our Form 8-K filed February 27, 2012 (File No. 001-13881).

4.7	Form of 3.000% Series K Note No. R-2 due 2019.	Exhibit No. 4 to our Form 8-K filed March 14, 2012 (File No. 001-13881).

4.8	Form of 3.250% Series L Note due 2022.	Exhibit No. 4.1 to our Form 8-K filed September 10, 2012 (File No. 001-13881).

4.9	Form of 3.375% Series M Note due 2020.	Exhibit No. 4.1 to our Form 8-K filed September 27, 2013 (File No. 001-13881).

10.1	U.S. $2,000,000,000 Third Amended and Restated Credit Agreement dated as of July 18, 2013 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 19, 2013 (File No. 001-13881).

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Effective May 1, 2009.	Exhibit No. 10.1 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.2.1	Amendment to the Marriott International, Inc. Stock and Cash Incentive Plan, dated as of May 7, 2010.	Exhibit No. 10.3 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.5 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.6	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.6 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.8	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, as Amended as of May 1, 2009.	Exhibit No. 10.2 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.10	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.9 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.11	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.10 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.12	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), as Amended as of May 1, 2009.	Exhibit No. 10.3 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.12.1	Form of MI Shares Agreement (EBITDA version) under the Marriott International, Inc. Stock and Cash Incentive Plan, as amended and restated as of May 1, 2009 and amended as of May 7, 2010.	Exhibit No. 10.1 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

*10.13	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.12 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.15	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.13 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.16	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.17	Summary of Marriott International, Inc. Director Compensation.	Filed with this report.

*10.18	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

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

10.25
Asset Purchase and Sale Agreement for The New York EDITION between MI NY Clock Tower, LLC (a wholly-owned subsidiary of Marriott International, Inc.) and Black Slate B 2013, LLC, dated January 7, 2014.
Exhibit No. 10.1 to our Form 8-K filed January 8, 2014 (File No. 001-13881).
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

We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the 368 days ended December 31, 2013, 364 days ended December 28, 2012, and 364 days ended December 30, 2011; (ii) the Consolidated Balance Sheets at December 31, 2013, and December 28, 2012; (iii) the Consolidated Statements of Cash Flows for the 368 days ended December 31, 2013, 364 days ended December 28, 2012, and 364 days ended December 30, 2011; (iv) the Consolidated Statements of Comprehensive Income for the 368 days ended December 31, 2013, 364 days ended December 28, 2012, and 364 days ended December 30, 2011; (v) the Consolidated Statements of Shareholders’ (Deficit) Equity for the 368 days ended December 31, 2013, 364 days ended December 28, 2012, and 364 days ended December 30, 2011; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 20th day of February 2014.
MARRIOTT INTERNATIONAL, INC.

By:	/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER and PRINCIPAL ACCOUNTING OFFICER:

/s/ Carl T. Berquist	Executive Vice President, Chief Financial Officer and Principal Accounting Officer
Carl T. Berquist

DIRECTORS:

/s/ J.W. Marriott, Jr.	/s/ George Muñoz
J.W. Marriott, Jr., Chairman of the Board	George Muñoz, Director

/s/ John W. Marriott III	/s/ Harry J. Pearce
John W. Marriott III, Vice Chairman of the Board	Harry J. Pearce, Director

/s/ Mary K. Bush	/s/ Steven S Reinemund
Mary K. Bush, Director	Steven S Reinemund, Director

/s/ Frederick A. Henderson	/s/ W. Mitt Romney
Frederick A. Henderson, Director	W. Mitt Romney, Director

/s/ Lawrence W. Kellner	/s/ Lawrence M. Small
Lawrence W. Kellner, Director	Lawrence M. Small, Director

/s/ Debra L. Lee
Debra L. Lee, Director