Form 10-Q
period 2014-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2014-04-30
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 292,765,045 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 18, 2014.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUES
Base management fees	$155	$153
Franchise fees	163	151
Incentive management fees	71	66
Owned, leased, and other revenue	234	224
Cost reimbursements	2,670	2,548
	3,293	3,142
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	185	179
Reimbursed costs	2,670	2,548
Depreciation and amortization	36	25
General, administrative, and other	148	164
	3,039	2,916
OPERATING INCOME	254	226
Gains and other income	—	3
Interest expense	(30)	(31)
Interest income	5	3
Equity in earnings	2	—
INCOME BEFORE INCOME TAXES	231	201
Provision for income taxes	(59)	(65)
NET INCOME	$172	$136
EARNINGS PER SHARE-Basic
Earnings per share	$0.58	$0.44
EARNINGS PER SHARE-Diluted
Earnings per share	$0.57	$0.43
CASH DIVIDENDS DECLARED PER SHARE	$0.1700	$0.1300
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$172	$136
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(13)
Other derivative instrument adjustments, net of tax	1	7
Unrealized gain on available-for-sale securities, net of tax	1	4
Reclassification of losses, net of tax	1	—
Total other comprehensive income (loss), net of tax	3	(2)
Comprehensive income	$175	$134

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and equivalents	$184	$126
Accounts and notes receivable, net	1,035	1,081
Current deferred taxes, net	235	252
Prepaid expenses	59	67
Other	52	27
Assets held for sale	—	350
	1,565	1,903
Property and equipment	1,569	1,543
Intangible assets
Goodwill	874	874
Contract acquisition costs and other	1,126	1,131
	2,000	2,005
Equity and cost method investments	222	222
Notes receivable, net	141	142
Deferred taxes, net	627	647
Other	541	332
	$6,665	$6,794
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$7	$6
Accounts payable	616	557
Accrued payroll and benefits	732	817
Liability for guest loyalty programs	661	666
Other	580	629
	2,596	2,675
Long-term debt	3,295	3,147
Liability for guest loyalty programs	1,512	1,475
Other long-term liabilities	887	912
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,664	2,716
Retained earnings	3,917	3,837
Treasury stock, at cost	(8,170)	(7,929)
Accumulated other comprehensive loss	(41)	(44)
	(1,625)	(1,415)
	$6,665	$6,794

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES
Net income	$172	$136
Adjustments to reconcile to cash provided by operating activities:
Depreciation and amortization	36	25
Share-based compensation	25	30
Income taxes	16	33
Liability for guest loyalty programs	30	8
Working capital changes	(121)	(154)
Other	24	40
Net cash provided by operating activities	182	118
INVESTING ACTIVITIES
Capital expenditures	(61)	(70)
Dispositions	292	—
Loan advances	(3)	(3)
Loan collections	9	20
Equity and cost method investments	(1)	(14)
Contract acquisition costs	(6)	(14)
Protea escrow deposit	(192)	—
Other	4	(7)
Net cash provided by (used in) investing activities	42	(88)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	149	722
Repayment of long-term debt	(2)	(402)
Issuance of Class A Common Stock	57	41
Dividends paid	(50)	(41)
Purchase of treasury stock	(320)	(217)
Net cash (used in) provided by financing activities	(166)	103
INCREASE IN CASH AND EQUIVALENTS	58	133
CASH AND EQUIVALENTS, beginning of period	126	88
CASH AND EQUIVALENTS, end of period	$184	$221
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
During the 2014 first quarter, we modified the information that our President and Chief Executive Officer, who is our "chief operating decision maker" ("CODM"), reviews to be consistent with our continent structure. This structure aligns our business around geographic regions and is designed to enable us to operate more efficiently and to accelerate worldwide growth. We changed our operating segments to reflect this continent structure and have revised our prior period business segment information accordingly. See Footnote No. 11, "Business Segments."
Beginning with the 2014 first quarter, we reclassified amounts attributable to depreciation and amortization that we previously reported under the "General, administrative, and other" and "Owned, leased, and other-direct" captions of our Consolidated Statements of Income and presented these amounts in a separate "Depreciation and amortization" caption. We continue to report depreciation amounts that third party owners reimburse to us under "Reimbursed costs" in our Consolidated Statements of Income. In addition, in our Consolidated Statements of Cash Flows, we reclassified depreciation that third party owners reimburse to us from the "Depreciation and amortization" caption to the "Other" caption. We have reclassified the prior period amounts presented to conform to our 2014 first quarter presentation of these items.
These condensed consolidated Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2013 Form 10-K.
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
In 2013, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and ended on December 31, 2013, and our 2013 quarters include the three month periods ended March 31, June 30, September 30, and December 31, except that the period ended March 31, 2013 also included December 29, 2012 through December 31, 2012.
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each. As shown below, our 2014 first quarter had three fewer days of activity than our 2013 first quarter. Our 2014 calendar year will also have three fewer days of activity than our 2013 fiscal year.

Reporting Period	Date Range	Number of Days
2014 first quarter	January 1, 2014 - March 31, 2014	90
2013 first quarter	December 29, 2012 - March 31, 2013	93
2014	January 1, 2014 - December 31, 2014	365
2013	December 29, 2012 - December 31, 2013	368
Our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2014, and December 31, 2013, the results of our operations for the three months ended March 31, 2014, and March 31, 2013, and cash flows for the three months ended March 31, 2014, and March 31, 2013. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
New Accounting Standards
We do not expect that accounting standard updates issued to date and that are effective after March 31, 2014 will have a material effect on our Financial Statements.

2.	INCOME TAXES
Our effective tax rate decreased from 32.3% to 25.5% for the three months ended March 31, 2014 and included a $21 million favorable resolution of an issue with U.S. federal taxing authorities related to guest marketing. This benefit was partially offset by a $3 million benefit we recognized in the 2013 first quarter, which will not recur in 2014, due to retroactive provisions of the American Taxpayer Relief Act of 2012 and higher income before income taxes in the United States which were taxed at a higher rate.
For the 2014 first quarter, our unrecognized tax benefits balance was $14 million, decreasing $20 million from year-end 2013. The unrecognized tax benefits balance included $12 million of tax positions that, if recognized, would impact our effective tax rate.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service ("IRS") has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, the audits of our open tax years 2010 through 2012 are complete, including all matters that could affect the Company's cash tax benefits related to our spin-off in 2011 of our timeshare operations and timeshare development business, while the 2013 and 2014 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds of $25 million in the 2014 first quarter and $15 million in the 2013 first quarter.

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

We recorded share-based compensation expense for award grants of $25 million for the 2014 first quarter and $30 million for the 2013 first quarter. Deferred compensation costs related to unvested awards totaled $195 million at March 31, 2014 and $108 million at December 31, 2013.
RSUs
We granted 1.9 million RSUs during the 2014 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million performance-based RSUs ("PSUs") during the 2014 first quarter to certain named executive officers and their direct reports, subject to the satisfaction of certain performance conditions over, or at the end of, a three-year vesting period. RSUs, including PSUs, granted in the 2014 first quarter had a weighted average grant-date fair value of $51.
SARs and Stock Options
We granted 0.3 million SARs and 0.1 million stock options to officers and key employees during the 2014 first quarter. These SARs and options generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2014 first quarter was $17 and the weighted average exercise price was $53. The weighted average grant-date fair value of stock options granted in the 2014 first quarter was $17 and the weighted average exercise price was $53.
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
We used the following assumptions to determine the fair value of the SARs and stock options we granted during the 2014 first quarter:

Expected volatility	30%
Dividend yield	1.14%
Risk-free rate	2.3 - 2.5%
Expected term (in years)	7
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
Other Information
As of the end of the 2014 first quarter, we had reserved 29 million shares under the Stock Plan, including 9 million shares under the Stock Option Program and the SAR Program.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At March 31, 2014		At December 31, 2013
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$141	$142	$142	$145
Marketable securities and other debt securities	111	111	111	111
Total long-term financial assets	$252	$253	$253	$256

Senior Notes	$(2,186)	$(2,310)	$(2,185)	$(2,302)
Commercial paper	(984)	(984)	(834)	(834)
Other long-term debt	(121)	(124)	(123)	(124)
Total long-term financial liabilities	$(3,291)	$(3,418)	$(3,142)	$(3,260)

We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at the end of our 2014 first quarter was $111 million. We also have a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security (with an amortized cost of $71 million at the end of the 2014 first quarter, including accrued interest income), and we included it in the "Marketable securities and other debt securities" caption in the preceding table. We estimated the $71 million fair value of this debt security by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. The debt security matures in 2015 subject to annual extensions through 2018. We do not intend to sell the debt security and it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, which may be maturity.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 8, "Long-term Debt," even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2014 first quarter and year-end 2013, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2013 Form 10-K for more information on the input levels we use in determining fair value.

5.	EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2014	March 31, 2013
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$172	$136
Weighted average shares outstanding	296.1	311.8
Basic earnings per share	$0.58	$0.44
Computation of Diluted Earnings Per Share
Net income	$172	$136
Weighted average shares outstanding	296.1	311.8
Effect of dilutive securities
Employee stock option and SARs plans	3.4	4.3
Deferred stock incentive plans	0.8	0.8
Restricted stock units	3.0	3.1
Shares for diluted earnings per share	303.3	320.0
Diluted earnings per share	$0.57	$0.43
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We have excluded the following antidilutive stock options and SARs in our calculation of diluted earnings per share because their exercise prices were greater than the average market prices for the applicable periods:

(a)	for the 2014 first quarter, 0.2 million options and SARs; and

(b)	for the 2013 first quarter, 0.4 million options and SARs.

6.	PROPERTY AND EQUIPMENT
The following table shows the composition of our property and equipment balances at the end of the 2014 first quarter and year-end 2013:

	At Period End
($ in millions)	March 31, 2014	December 31, 2013
Land	$536	$535
Buildings and leasehold improvements	777	786
Furniture and equipment	777	789
Construction in progress	374	338
	2,464	2,448
Accumulated depreciation	(895)	(905)
	$1,569	$1,543

The following table shows the composition of these property and equipment balances that we recorded as capital leases:

	At Period End
($ in millions)	March 31, 2014	December 31, 2013
Land	$8	$8
Buildings and leasehold improvements	57	68
Furniture and equipment	22	37
Construction in progress	1	1
	88	114
Accumulated depreciation	(58)	(83)
	$30	$31
See Footnote No. 12, "Acquisitions and Dispositions" for information on a $10 million impairment charge we recorded on three EDITION hotels in the "Depreciation and amortization" caption of our Income Statement.

7.	NOTES RECEIVABLE
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2014 first quarter and year-end 2013:

	At Period End
($ in millions)	March 31, 2014	December 31, 2013
Senior, mezzanine, and other loans	$173	$178
Less current portion	(32)	(36)
	$141	$142
The following table shows the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2014 first quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2014	$32
2015	82
2016	3
2017	3
2018	4
Thereafter	49
Balance at March 31, 2014	$173
Weighted average interest rate at March 31, 2014	4.5%
Range of stated interest rates at March 31, 2014	0 - 8.0%
The following table shows the unamortized discounts for our notes receivable at the end of the 2014 first quarter and year-end 2013:

Notes Receivable Unamortized Discounts ($ in millions)	Total
Balance at year-end 2013	$12
Balance at March 31, 2014	$12

At the end of the 2014 first quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” was $102 million, and we had a $90 million notes receivable reserve representing an allowance for credit losses, leaving $12 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2013, our recorded investment in impaired “Senior, mezzanine, and other loans” was $99 million, and we had a $90 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $101 million for the 2014 first quarter and $94 million for the 2013 first quarter.
We had no activity related to our “Senior, mezzanine, and other loans” notes receivable reserve during the 2014 first quarter. We do not have any past due senior, mezzanine, and other loans as of the end of the 2014 first quarter.

8.	LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2014 first quarter and year-end 2013:

	At Period End
($ in millions)	March 31, 2014	December 31, 2013
Senior Notes:
Series G, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.6%)(1)	$312	$312
Series H, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)(1)	289	289
Series I, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)(1)	292	292
Series K, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)(1)	596	595
Series L, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)(1)	349	349
Series M, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)(1)	348	348
Commercial paper, average interest rate of 0.3% at March 31, 2014	984	834
$2,000 Credit Facility	—	—
Other	132	180
	3,302	3,199
Less current portion classified in:
Other current liabilities (liabilities held for sale)	—	(46)
Current portion of long-term debt	(7)	(6)
	$3,295	$3,147

(1)	Face amount and effective interest rate are as of March 31, 2014.
All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
We are a party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at March 31, 2014.
We show future principal payments for our debt as of the end of the 2014 first quarter in the following table:

Debt Principal Payments ($ in millions)	Amount
2014	$5
2015	319
2016	297
2017	301
2018	993
Thereafter	1,387
Balance at March 31, 2014	$3,302
We paid cash for interest, net of amounts capitalized, of $11 million in the 2014 first quarter and $21 million in the 2013 first quarter.

9.	COMPREHENSIVE INCOME AND SHAREHOLDERS' (DEFICIT) EQUITY

The following table details the accumulated other comprehensive income activity for the 2014 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance at year-end 2013	$(31)	$(19)	$6	$(44)
Other comprehensive income before reclassifications (1)	—	1	1	2
Amounts reclassified from accumulated other comprehensive loss	—	1	—	1
Net other comprehensive income	—	2	1	3
Balance at March 31, 2014	$(31)	$(17)	$7	$(41)

(1)
We present the portions of other comprehensive income before reclassifications for the 2014 first quarter that relate to unrealized gains on available-for-sale securities net of $1 million of deferred taxes.

The following table details the changes in common shares outstanding and shareholders’ deficit for the 2014 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
298.0	Balance at year-end 2013	$(1,415)	$5	$2,716	$3,837	$(7,929)	$(44)
—	Net income	172	—	—	172	—	—
—	Other comprehensive income	3	—	—	—	—	3
—	Cash dividends ($0.1700 per share)	(50)	—	—	(50)	—	—
3.4	Employee stock plan issuance	21	—	(52)	(42)	115	—
(7.0)	Purchase of treasury stock	(356)	—	—	—	(356)	—
294.4	Balance at March 31, 2014	$(1,625)	$5	$2,664	$3,917	$(8,170)	$(41)

10.	CONTINGENCIES
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
We measure and record our liability for the fair value of a guarantee on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. We generally base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use primarily market comparable data and assumptions about market capitalization rates, credit spreads, growth rates, and inflation. We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at March 31, 2014 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$77	$3
Operating profit	92	34
Other	330	4
Total guarantees where we are the primary obligor	$499	$41
We included our liability at March 31, 2014 for guarantees for which we are the primary obligor on our Balance Sheet in “Other long-term liabilities.”
Our guarantees listed in the preceding table that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur consist of $20 million of debt service guarantees, $12 million of operating profit guarantees, and $315 million of other guarantees.
Other guarantees that were not currently in effect include a "put option" agreement we entered into in the 2014 first quarter with the lenders for a construction loan. In conjunction with entering into a management agreement for the Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel's ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space), we agreed in the first quarter of 2014 to provide credit support to the lenders through a "put option" agreement. Under this agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property during the first two years after opening for $315 million. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not expect that the lenders will exercise this "put option." We have no ownership interest in this hotel.
The preceding table does not include the following guarantees:

•
$97 million of guarantees for Senior Living Services lease obligations of $71 million (expiring in 2018) and lifecare bonds of $26 million (estimated to expire in 2016), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $4 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $21 million of the lifecare bonds; and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at March 31, 2014. Sunrise previously provided us $5 million of cash collateral to cover potential exposure under the existing lease and bond obligations for 2012 and 2013. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us an additional $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees and certain other obligations of Sunrise. The letter of credit balance was $81 million at the end of the 2014 first quarter, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $34 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $4 million (€3 million) of which remained at March 31, 2014. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation ("MVW") payment obligations, for which we currently have a total exposure of $16 million, relate to various letters of credit and several other guarantees. MVW has indemnified us for these obligations. At the end of the 2014 first quarter, we expect these obligations will expire as follows: $1 million in 2014, $3 million in 2017, and $12 million (14 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at March 31, 2014.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide ("Oakwood"). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2014 first quarter for this guarantee is $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at March 31, 2014.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, as of March 31, 2014, we had the following commitments outstanding:

•
A commitment to invest up to $10 million of equity for a noncontrolling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $8 million of this commitment in 2014. We do not expect to fund the remaining $2 million of this commitment.

•
A commitment to invest up to $22 million of equity for noncontrolling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund this commitment as follows: $10 million in 2014 and $12 million in 2015.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment as follows: $6 million in 2014 and $5 million in 2015.

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

•
Various commitments for the purchase of information technology hardware, software, as well as accounting, finance, and maintenance services in the normal course of business totaling $85 million. We expect to fund these commitments as follows: $78 million in 2014, $5 million in 2015, and $2 million in 2016. The majority of these commitments will be recovered through cost reimbursement charges to properties in our system.

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

•
A $9 million loan commitment that we extended to the owner of a property to cover the cost of renovation shortfalls which we expect to fund in 2015. The commitment will expire at the end of the 2016 second quarter.

At March 31, 2014, we had $78 million of letters of credit outstanding ($77 million outside the Credit Facility and $1 million under our Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of March 31, 2014, totaled $123 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards. The plaintiffs seek damages, class attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the current named plaintiffs. The parties completed limited discovery concerning Marriott's defense of statute of limitations with respect to Mr. Bond and Mr. Steigman and completed discovery concerning class certification. We opposed plaintiffs' motion for class certification and sought summary judgment on the issue of statute of limitations in 2012. On August 9, 2013, the court denied our motion for summary judgment on the issue of statute of limitations and deferred its ruling on class certification. We moved to amend the court's judgment on our motion for summary judgment in order to certify an interlocutory appeal, which was denied. On January 7, 2014, the court denied plaintiffs' motion for class certification, and issued a Scheduling Order for full discovery of the remaining issues in this case. The parties filed a joint motion to modify the Scheduling Order on March 26, 2014. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to the number of parties for whom the claims may be pursued, and the possibility of our prevailing on our statute of limitations defense on appeal may significantly limit any claims for damages.

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

11.	BUSINESS SEGMENTS
We are a diversified global lodging company. During the 2014 first quarter, we modified the information that our President and Chief Executive Officer, who is our CODM, reviews to be consistent with our continent structure. This structure aligns our business around geographic regions and is designed to enable us to operate more efficiently and to accelerate worldwide growth. As a result of modifying our reporting information, we revised our operating segments to eliminate our former Luxury segment, which we allocated between our existing North American Full-Service operating segment, and the following four new operating segments: Asia Pacific, Caribbean and Latin America, Europe, and Middle East and Africa.
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, our four new operating segments do not meet the criteria for separate disclosure as reportable business segments. Accordingly, we combined our four new operating segments into an "all other" category which we refer to as "International" and have revised our prior period business segment information to conform to our new business segment presentation.
As of the end the 2014 first quarter, our three business segments include the following brands:

•
North American Full-Service: Marriott Hotels, Marriott Conference Centers, JW Marriott, Renaissance Hotels, Renaissance ClubSport, Gaylord Hotels, The Ritz-Carlton (together with residential properties associated with some of The Ritz-Carlton hotels), and Autograph Collection properties located in the United States and Canada;

•	North American Limited-Service: Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites properties located in the United States and Canada;

•
International: Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, The Ritz-Carlton (together with residential properties associated with some The Ritz-Carlton hotels), Bulgari Hotels & Resorts, EDITION and Marriott Executive Apartments properties located outside the United States and Canada.

We evaluate the performance of our business segments based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We allocate gains and losses, equity in earnings or losses from our joint ventures, and divisional general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents a portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. It also includes license fees we receive from our credit card programs and license fees from MVW. Our CODM monitors assets for the consolidated company but does not use assets by business segment when assessing performance or making business segment resource allocations.

Revenues

	Three Months Ended
($ in millions)	March 31, 2014	March 31, 2013
North American Full-Service Segment	$2,049	$2,028
North American Limited-Service Segment	667	608
International Segment	520	445
Total segment revenues	3,236	3,081
Other unallocated corporate	57	61
	$3,293	$3,142

Net Income (Loss)

	Three Months Ended
($ in millions)	March 31, 2014	March 31, 2013
North American Full-Service Segment	$131	$133
North American Limited-Service Segment	115	106
International Segment	65	50
Total segment financial results	311	289
Other unallocated corporate	(55)	(60)
Interest expense and interest income	(25)	(28)
Income taxes	(59)	(65)
	$172	$136
As a result of the changes to our operating segments discussed above, we reallocated goodwill among our affected reporting units based on the relative fair value of each remaining or newly identified reporting unit. We also determined that the estimated fair value of each reporting unit exceeded its carrying amount. The following table shows the reclassification of goodwill we previously associated with our former Luxury segment to our North American Full-Service and International segments.

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Former Luxury Segment	Total Goodwill
Year-end 2013 balance:
Goodwill	$335	$125	$298	$170	$928
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$71	$298	$170	$874

Segment reclassifications	$57	$—	$113	$(170)	$—

March 31, 2014 balance:
Goodwill	$392	$125	$411	$—	$928
Accumulated impairment losses	—	(54)	—	—	(54)
	$392	$71	$411	$—	$874

12.	ACQUISITIONS AND DISPOSITIONS

2014 Acquisitions

On the first day of our 2014 second quarter, we acquired Protea Hotels' brands and hotel management business ("Protea Hotels") for $193 million (ZAR 2.046 billion) in cash and recognized approximately: $183 million (ZAR 1.931 billion) in intangible assets consisting of deferred contract acquisition costs, a brand intangible, and goodwill; and $10 million (ZAR 115 million) of tangible assets consisting of property and equipment, equity method investments, and other current assets at the acquisition date. At the end of the 2014 first quarter, we transferred $192 million in cash to a third party in the form of an escrow deposit. As part of the transaction, Protea Hospitality Holdings created an independent property ownership company that retained ownership of the hotels Protea Hospitality Holdings formerly owned, and entered into long-term management and lease agreements with Marriott for these hotels. The property ownership company also retained a number of minority interests in other Protea-managed hotels. As a result of the transaction, we added over 100 hotels (over 10,000 rooms) across three brands in South Africa and six other Sub-Saharan African countries to our International segment portfolio and currently manage approximately 45 percent, franchise approximately 39 percent, and lease approximately 16 percent of those rooms.

2014 Dispositions

In the 2014 first quarter, we sold The London EDITION to a third party, received approximately $230 million in cash, and simultaneously entered into definitive agreements to sell The Miami and The New York EDITION hotels that we are currently developing to the same third party. The total sales price for the three EDITION hotels will be approximately $816 million. We expect to sell The Miami EDITION in the second half of 2014 and The New York EDITION in the first half of 2015, when we anticipate that construction will be complete. We will retain long-term management agreements for each of the three hotels sold. We did not reclassify The Miami EDITION or The New York EDITION assets and liabilities as held for sale because the hotels are under construction and not available for immediate sale in their present condition. In the 2014 first quarter, we evaluated the three hotels for recovery and subsequently recorded a $10 million impairment charge in the "Depreciation and amortization" caption of our Income Statement as our current cost estimates exceed our total fixed sales price. We did not allocate that charge to any of our segments.
In the 2014 first quarter, we sold our right to acquire the landlord’s interest in a leased real estate property and certain attached assets of the property, consisting of $106 million (€77 million) in property and equipment and $48 million (€35 million) in liabilities. We received $62 million (€45 million) in cash and transferred $45 million (€33 million) of related obligations. We continue to operate the property under a long-term management agreement.

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
BUSINESS AND OVERVIEW
Change in Reporting Cycle
As further detailed in Footnote No. 1, "Basis of Presentation," beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each. As shown below, our 2014 first quarter had three fewer days of activity than our 2013 first quarter and our 2014 calendar year will have three fewer days of activity than our 2013 fiscal year.

Reporting Period	Date Range	Number of Days
2014 first quarter	January 1, 2014 - March 31, 2014	90
2013 first quarter	December 29, 2012 - March 31, 2013	93
2014	January 1, 2014 - December 31, 2014	365
2013	December 29, 2012 - December 31, 2013	368
We discuss the estimated impact of the three fewer days of activity in our 2014 first quarter within the "Revenues" and "Operating Income" sections of this report.
Overview
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 71 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2014 first quarter, we had 3,934 properties (679,321 rooms) in our system, including 40 home and condominium products (4,228 units) for which we manage the related owners’ associations.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less management fees and noncontrollable expenses such as insurance, real estate taxes, capital spending reserves.

Under our business model, we typically manage or franchise hotels, rather than own them. At March 31, 2014, we operated 42 percent of the hotel rooms in our worldwide system under management agreements; our franchisees operated 55 percent under franchise agreements; and we owned or leased only 2 percent. The remainder represented our interest in unconsolidated joint ventures that manage hotels and provide services to franchised properties.
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
Performance Measures
We believe Revenue per Available Room ("RevPAR"), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR statistics, including occupancy and average daily rate, throughout this report for the 2013 first quarter reflect the calendar period from January 1, 2013 to March 31, 2013. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as those that were open and operating under one of our brands for at least one full calendar year as of the end of the current period and have not, in either the current or previous periods presented, (i) undergone significant room or public space renovations or expansions, (ii) been converted between company operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentage of our properties for the three months ended March 31, 2014 and March 31, 2013, respectively: (1) 91% and 95% of North American properties; (2) 79% and 68% of International properties; and (3) 90% and 91% of total properties.
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
Operating Results
Our 2014 first quarter results reflected a favorable economic climate in many markets around the world, low supply growth in most markets in the U.S. and Europe, improved pricing in most markets globally, and a year-over-year increase in the number of properties in our system. For the three months ended March 31, 2014, comparable worldwide systemwide RevPAR increased 6.2 percent to $103.72, average daily rates increased 3.2 percent on a constant dollar basis to 150.02, and occupancy increased 1.9 percentage points to 69.1 percent, compared to the same period a year ago.
Strong U.S. group demand as well as the shift in Easter to the 2014 second quarter contributed to increased RevPAR growth. The strength in group business during the quarter also contributed to increased food and beverage revenue at our company-operated hotels. Transient demand in the 2014 first quarter was strong in the western U.S. and Florida, where we continued to eliminate discounts, shift business into higher rated price categories, and raise room rates. New supply in New York City and the prior year comparison to the Presidential Inauguration in Washington D.C. somewhat constrained the RevPAR growth in the 2014 first quarter.
Our U.S. group bookings for future short-term group business strengthened during the quarter. For group business, two-thirds is typically booked before the year of arrival and one-third is booked in the year of arrival. As of the end of the 2014 first quarter, the group revenue pace for company-operated Marriott Hotels brand properties in North America was up over five percent for stays in 2014, compared to 2013 first quarter booking pace for stays in 2013, reflecting improved group demand and greater pricing power.
In Europe, the United Kingdom and Germany had strong demand in the 2014 first quarter, while weak demand in France reflected a weak economy. Eastern Europe experienced more moderate RevPAR growth, constrained by the political turmoil in Russia and the Ukraine. In the Middle East and Africa, demand was strong in the United Arab Emirates and Jordan, but remained weak in Egypt due to political instability. Demand in the Asia Pacific region strengthened during the quarter, as Greater China, Japan, Australia, and India experienced higher RevPAR growth, benefiting from increased special corporate and transient business. Thailand lodging demand was weakened by political instability during the quarter, and new supply continued to constrain growth in certain markets in Southern China. In the Caribbean and Latin America, strong RevPAR growth throughout the region was driven by group demand with particular strength in Mexico.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2014 first quarter, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and actively pursue productivity improvements.
System Growth and Pipeline
During the 2014 first quarter, we added 5,855 rooms (gross) to our system. Approximately 56 percent of new rooms are located outside the United States and 18 percent of the room additions are conversions from competitor brands. At the end of the 2014 first quarter, we had over 200,000 rooms in our lodging development pipeline, which includes hotel rooms under construction and under signed contracts, as well as nearly 30,000 hotel rooms approved for development but not yet under signed contracts. Our pipeline does not include the over 10,000 rooms associated with the Protea transaction which closed on April 1, 2014. We expect the number of our hotel rooms (gross) will increase by approximately 6 percent in 2014, including the addition of rooms associated with the Protea transaction, and approximately 5 percent, net of deletions. The figures in this paragraph do not include residential or timeshare units.

CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2014 first quarter compared to the 2013 first quarter.
Revenues
First Quarter. Revenues increased by $151 million (5 percent) to $3,293 million in the 2014 first quarter from $3,142 million in the 2013 first quarter as a result of higher cost reimbursements revenue ($122 million), higher franchise fees ($12 million), higher owned, leased, and other revenue ($10 million), higher incentive management fees ($5 million) primarily due to increases outside of North America, and higher base management fees ($2 million). We estimate that the three fewer days of activity in the 2014 first quarter compared to the 2013 first quarter reduced fee revenues by approximately $5 million.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $122 million increase in total cost reimbursements revenue, to $2,670 million in the 2014 first quarter from $2,548 million in the 2013 first quarter, reflected the impact of higher demand at our properties and growth across the system. Since the end of the 2013 first quarter, our managed rooms decreased by 1,822 rooms and our franchised rooms increased by 18,312 rooms, net of hotels exiting the system.
The $2 million increase in total base management fees, to $155 million in the 2014 first quarter from $153 million in the 2013 first quarter, mainly reflected stronger RevPAR due to increased demand ($8 million), partially offset by decreased fees due to properties that converted from managed to franchised ($3 million), foreign exchange losses ($2 million), and three fewer days of activity (approximately $2 million). The $12 million increase in total franchise fees, to $163 million in the 2014 first quarter from $151 million in the 2013 first quarter, primarily reflected stronger RevPAR due to increased demand ($8 million) and the impact of unit growth across the system and properties that converted to franchised from managed ($5 million), partially offset by three fewer days of activity (approximately $3 million). The $5 million increase in total incentive management fees, to $71 million in the 2014 first quarter from $66 million in the 2013 first quarter largely reflected higher net property-level revenue, predominantly for International segment hotels, which resulted in higher property-level income and margins.
The $10 million increase in owned, leased, and other revenue, to $234 million in the 2014 first quarter from $224 million in the 2013 first quarter, predominantly reflected $13 million of higher owned and leased revenue, partially offset by $3 million of lower termination fees. Higher owned and leased revenue reflected $8 million in revenue from a North American Full-Service managed property we acquired in the 2013 fourth quarter as well as strong demand at several leased properties. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $26 million in the 2014 first quarter and $25 million in the 2013 first quarter.

Operating Income
First Quarter. Operating income increased by $28 million to $254 million in the 2014 first quarter from $226 million in the 2013 first quarter. The $28 million increase in operating income reflected a $16 million decrease in general, administrative and other expenses, $12 million increase in franchise fees, $5 million increase in incentive management fees, $4 million of higher owned, leased, and other revenue net of direct expenses, and a $2 million increase in base management fees, partially offset by an $11 million increase in depreciation and amortization expense. We estimate that the three fewer days of activity in the 2014 first quarter decreased operating income by approximately $5 million. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2013 first quarter in the preceding “Revenues” section.

The $4 million (9 percent) increase in owned, leased, and other revenue net of direct expenses was largely attributable to $7 million of higher owned and leased revenue, net of direct expenses, partially offset by $3 million of lower termination fees. Higher owned and leased revenue, net of direct expenses reflected $4 million in net favorable results at several leased properties and $3 million of revenue, net of direct expenses for a North American Full-Service managed property that we acquired in the 2013 fourth quarter.
General, administrative, and other expenses decreased by $16 million (10 percent) to $148 million in the 2014 first quarter from $164 million in the 2013 first quarter. The decrease largely reflected $5 million of foreign exchange gains, $4 million of lower compensation and other overhead expenses, $3 million of lower legal expenses, and $2 million of lower expenses related to brand initiatives. The $16 million decrease in total general, administrative, and other expenses included $14 million that we did not allocate to any of our segments, and $2 million that we allocated as follows: $1 million to our North American Full-Service segment and $1 million to our International segment.
Depreciation and amortization expense increased by $11 million (44 percent) to $36 million in the 2014 first quarter from $25 million in the 2013 first quarter. The increase primarily reflected the $10 million impairment charge on the three EDITION hotels discussed in Footnote No. 12, "Acquisitions and Dispositions."

Interest Income and Income Tax
First Quarter. Interest income increased by $2 million (67 percent) to $5 million in the 2014 first quarter compared to $3 million in the 2013 first quarter. This increase in interest income primarily reflected $2 million earned on the $65 million mandatorily redeemable preferred equity ownership interest acquired in the 2013 second quarter. See Footnote No. 4, "Fair Value of Financial Instruments" for more information on this interest.
Our tax provision decreased by $6 million (9 percent) to $59 million in the 2014 first quarter compared to $65 million in the 2013 first quarter. The decrease was primarily due to the $21 million favorable resolution of a U.S. federal tax issue relating to a guest marketing program, which was partially offset by an increase in tax provision resulting from higher pre-tax earnings due to increased demand.
Net Income
First Quarter. Net income increased by $36 million to $172 million in the 2014 first quarter from $136 million in the 2013 first quarter, and diluted earnings per share increased by $0.14 per share (33 percent) to $0.57 per share in the 2014 first quarter from $0.43 per share in the 2013 first quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Condensed Consolidated Statements of Income, the $36 million increase in net income compared to the year-ago quarter was due to lower general, administrative, and other expenses ($16 million), higher franchise fees ($12 million), lower income taxes ($6 million), higher incentive management fees ($5 million), higher owned, leased, and other revenue net of direct expenses ($4 million), higher base management fees ($2 million), higher interest income ($2 million), higher equity in earnings ($2 million), and lower interest expense ($1 million). These increases were partially offset by higher depreciation and amortization expense ($11 million) and lower gains and other income ($3 million).
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not prescribed or authorized by United States generally accepted accounting principles (“GAAP”), reflects earnings excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization expense which we report under "Depreciation and amortization" as well as depreciation we include under "Reimbursed costs" in our Consolidated Statements of Income, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
We also believe that Adjusted EBITDA, another non-GAAP financial measure, is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects an adjustment to exclude share-based compensation expense for all periods presented. Because companies use share-based payment awards differently, both in the type and quantity of awards granted, we excluded share-based compensation expense to address considerable variability among companies in recording compensation expense. We believe that Adjusted EBITDA that excludes this item is a meaningful measure of our operating performance because it permits period-over-period comparisons of our ongoing core operations before this item and facilitates our comparison of results before this item with results from other lodging companies.
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
We show our EBITDA and Adjusted EBITDA calculations for the 2014 and 2013 first quarters that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

	Three Months Ended
($ in millions)	March 31, 2014	March 31, 2013
Net Income	$172	$136
Interest expense	30	31
Tax provision	59	65
Depreciation and amortization	36	25
Depreciation classified in reimbursed costs	12	12
Interest expense from unconsolidated joint ventures	1	1
Depreciation and amortization from unconsolidated joint ventures	4	3
EBITDA	$314	$273
Share-based compensation (including share-based compensation reimbursed by third-party owners)	25	30
Adjusted EBITDA	$339	$303

BUSINESS SEGMENTS
We are a diversified global lodging company. During the 2014 first quarter, we modified the information that our President and Chief Executive Officer reviews to be consistent with our continent structure. This structure aligns our business around geographic regions and is designed to enable us to operate more efficiently and to accelerate worldwide growth. As a result of modifying our reporting information, we revised our operating segments to eliminate our former Luxury segment, which we allocated between our existing North American Full-Service operating segment, and the following four new operating segments: Asia Pacific, Caribbean and Latin America, Europe, and Middle East and Africa.
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, the four new operating segments do not meet the criteria to be reportable and were combined into an "all other" category, which we refer to as "International." We revised prior period business segment information to conform to our new business segment presentation. See Footnote No. 11, “Business Segments,” to our Financial Statements for further information on our segment changes and other information about each segment, including revenues and a reconciliation of segment results to net income.
We added 163 properties (26,158 rooms) and 54 properties (10,131 rooms) exited our system since the end of the 2013 first quarter. These figures do not include residential units. During that time we also added three residential properties (161 units) and no residential properties exited the system.
See the "CONSOLIDATED RESULTS" caption earlier in this report for further information.
First Quarter. Total segment financial results increased by $22 million to $311 million in the 2014 first quarter from $289 million in the 2013 first quarter, and total segment revenues increased by $155 million to $3,236 million in the 2014 first quarter, a 5 percent increase from revenues of $3,081 million in the 2013 first quarter.
The quarter-over-quarter increase in segment revenues of $155 million was a result of $128 million of higher cost reimbursements revenue, a $12 million increase in franchise fees, $8 million of higher owned, leased, and other revenue, a $5 million increase in incentive management fees, and $2 million of higher base management fees. The quarter-over-quarter increase in segment results of $22 million across our business reflected a $12 million increase in franchise fees, $5 million of higher incentive management fees, a $2 million increase in base management fees, $2 million of higher owned, leased, corporate housing, and other revenue net of direct expenses, a $2 million decrease in general, administrative, and other expenses, and a $1 million increase in equity in earnings, partially offset by a $2 million increase in depreciation and amortization expense. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2014 first quarter, 36 percent of our managed properties paid incentive management fees to us versus 33 percent in the 2013 first quarter. Also, 34 International segment properties that did not earn any incentive management fees in the year-ago quarter earned a combined $4 million in incentive management fees in the 2014 first quarter. In addition, in the 2014 first quarter, 55 percent of our incentive fees came from properties outside the United States, versus 52 percent in the 2013 first quarter. In North America, 21 percent of managed properties paid incentive management fees to us in the 2014 first quarter, compared to 19 percent in the 2013 first quarter.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the 2013 first quarter, worldwide comparable company-operated house profit margins in the 2014 first quarter increased by 1.3 percentage points and worldwide comparable company-operated house profit per available room ("HP-PAR") increased by 10.6 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and improved productivity. These same factors contributed to North American company-operated house profit margins increasing by 1.6 percentage points compared to the 2013 first quarter. HP-PAR at those same properties increased by 12.9 percent. International company-operated house profit margins increased by 0.7 percentage points, and HP-PAR at those properties increased by 6.3 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.

Summary of Properties by Brand
Including residential properties, we added 32 lodging properties (5,855 rooms) during the 2014 first quarter, while 14 properties (2,154 rooms) exited the system, increasing our total properties to 3,934 (679,321 rooms). These figures include 40 home and condominium products (4,228 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At March 31, 2014, we operated, franchised, and licensed the following properties by brand :

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels	130	67,762	182	55,534	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	7	2,911	—	—
Renaissance Hotels	33	15,035	41	11,805	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	—	—	34	8,842	—	—
The Ritz-Carlton	37	11,040	—	—	—	—
The Ritz-Carlton-Residential (1)	30	3,598	—	—	—	—
Courtyard	274	43,127	563	74,991	—	—
Fairfield Inn & Suites	4	1,197	691	62,022	—	—
SpringHill Suites	29	4,582	281	31,852	—	—
Residence Inn	118	17,090	508	58,544	—	—
TownePlace Suites	19	2,123	203	19,964	—	—
Timeshare (2)	—	—	47	10,578	—	—
Total U.S. Locations	704	186,302	2,559	337,392	—	—

Non-U.S. Locations
Marriott Hotels	139	41,070	39	11,545	—	—
JW Marriott	38	13,982	4	1,016	—	—
Renaissance Hotels	54	17,772	24	7,037	—	—
Autograph Collection	3	584	18	2,543	5	348
The Ritz-Carlton	47	13,777	—	—	—	—
The Ritz-Carlton-Residential (1)	9	575	1	55	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	2	251	—	—	—	—
AC Hotels by Marriott	—	—	—	—	74	8,329
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	28	4,423	—	—	—	—
Courtyard	63	13,300	56	9,898	—	—
Fairfield Inn & Suites	1	148	16	1,944	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	18	2,600	—	—
TownePlace Suites	—	—	2	278	—	—
Timeshare (2)	—	—	15	2,323	—	—
Total Non-U.S. Locations	396	107,327	196	39,623	79	8,677

Total	1,100	293,629	2,755	377,015	79	8,677

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended March 28, 2014 and includes products that are in active sales as well as those that are sold out.

(3)	Properties operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

Total Lodging Properties by Segment
At March 31, 2014, we operated, franchised, and licensed the following properties by segment:

	Total Lodging Properties
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Segment (1)
Marriott Hotels	312	15	327	123,296	5,355	128,651
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	22	1	23	12,646	221	12,867
Renaissance Hotels	74	2	76	26,840	790	27,630
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	34	1	35	8,842	233	9,075
The Ritz-Carlton	37	1	38	11,040	267	11,307
The Ritz-Carlton-Residential (2)	30	2	32	3,598	214	3,812
The Ritz-Carlton Serviced Apartments	—	—	—	—	—	—
	526	22	548	197,624	7,080	204,704
North American Limited-Service Segment (1)
Courtyard	837	21	858	118,118	3,835	121,953
Fairfield Inn & Suites	695	14	709	63,219	1,610	64,829
SpringHill Suites	310	2	312	36,434	299	36,733
Residence Inn	626	20	646	75,634	2,928	78,562
TownePlace Suites	222	2	224	22,087	278	22,365
	2,690	59	2,749	315,492	8,950	324,442
International Segment (1)
Marriott Hotels	—	163	163	—	47,260	47,260
JW Marriott	—	41	41	—	14,777	14,777
Renaissance Hotels	—	76	76	—	24,019	24,019
Autograph Collection (3)	—	25	25	—	3,242	3,242
Courtyard	—	98	98	—	19,363	19,363
Fairfield Inn & Suites	—	3	3	—	482	482
Residence Inn	—	4	4	—	421	421
AC Hotels by Marriott (3)	—	74	74	—	8,329	8,329
Marriott Executive Apartments	—	28	28	—	4,423	4,423
The Ritz-Carlton	—	46	46	—	13,510	13,510
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	2	2	—	251	251
The Ritz-Carlton-Residential (2)	—	8	8	—	416	416
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	—	575	575	—	137,274	137,274

Timeshare (4)	47	15	62	10,578	2,323	12,901

Total	3,263	671	3,934	523,694	155,627	679,321

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
All AC Hotels by Marriott properties and five Autograph Collection properties included in this table are operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

(4)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended March 28, 2014 and includes products that are in active sales as well as those that are sold out.

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, and for our International segment by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Three Months Ended March 31, 2014	Change vs. Three Months Ended March 31, 2013		Three Months Ended March 31, 2014	Change vs. Three Months Ended March 31, 2013
Marriott Hotels
Occupancy	73.1%	1.7%	pts.	70.5%	1.9%	pts.
Average Daily Rate	$186.20	3.0%		$171.30	3.5%
RevPAR	$136.07	5.5%		$120.80	6.3%
Renaissance Hotels
Occupancy	71.1%	1.5%	pts.	69.9%	2.2%	pts.
Average Daily Rate	$172.46	1.5%		$157.92	2.6%
RevPAR	$122.63	3.8%		$110.37	5.9%
Autograph Collection
Occupancy	*	*		75.8%	1.5%	pts.
Average Daily Rate	*	*		$230.70	10.7%
RevPAR	*	*		$174.82	13.0%
The Ritz-Carlton North America
Occupancy	72.5%	1.0%	pts.	72.5%	1.0%	pts.
Average Daily Rate	$348.56	3.7%		$348.56	3.7%
RevPAR	$252.58	5.2%		$252.58	5.2%
Composite North American Full-Service
Occupancy	72.5%	1.7%	pts.	70.7%	1.9%	pts.
Average Daily Rate	$199.70	2.8%		$182.24	3.6%
RevPAR	$144.87	5.3%		$128.88	6.5%
Residence Inn
Occupancy	75.3%	3.0%	pts.	75.4%	2.1%	pts.
Average Daily Rate	$129.90	2.0%		$126.03	2.8%
RevPAR	$97.75	6.2%		$94.97	5.7%
Courtyard
Occupancy	66.5%	2.9%	pts.	67.2%	1.7%	pts.
Average Daily Rate	$127.44	3.8%		$126.17	3.8%
RevPAR	$84.77	8.6%		$84.74	6.4%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	63.7%	1.4%	pts.
Average Daily Rate	nm	nm		$98.56	2.9%
RevPAR	nm	nm		$62.82	5.2%
TownePlace Suites
Occupancy	68.9%	7.1%	pts.	70.5%	3.7%	pts.
Average Daily Rate	$94.64	3.9%		$94.73	2.6%
RevPAR	$65.23	15.8%		$66.75	8.2%
SpringHill Suites
Occupancy	69.6%	1.4%	pts.	70.3%	2.8%	pts.
Average Daily Rate	$113.49	1.4%		$109.52	2.9%
RevPAR	$79.03	3.4%		$77.02	7.1%
Composite North American Limited-Service
Occupancy	69.2%	2.9%	pts.	69.0%	2.0%	pts.
Average Daily Rate	$126.04	3.2%		$116.82	3.1%
RevPAR	$87.23	7.7%		$80.62	6.2%
Composite North American - All
Occupancy	71.2%	2.2%	pts.	69.6%	2.0%	pts.
Average Daily Rate	$171.58	2.7%		$141.66	3.3%
RevPAR	$122.23	6.0%		$98.67	6.3%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended March 31, 2014	Change vs. Three Months Ended March 31, 2013		Three Months Ended March 31, 2014	Change vs. Three Months Ended March 31, 2013
Caribbean and Latin America
Occupancy	77.7%	2.5%	pts.	73.1%	2.5%	pts.
Average Daily Rate	$296.31	7.5%		$248.27	6.2%
RevPAR	$230.36	11.0%		$181.37	9.9%
Europe
Occupancy	63.4%	1.4%	pts.	61.6%	1.7%	pts.
Average Daily Rate	$181.47	0.3%		$175.22	0.8%
RevPAR	$115.08	2.6%		$107.97	3.6%
Middle East and Africa
Occupancy	59.6%	—%	pts.	60.5%	0.5%	pts.
Average Daily Rate	$202.06	(0.6)%		$196.10	(0.5)%
RevPAR	$120.44	(0.6)%		$118.65	0.4%
Asia Pacific
Occupancy	70.8%	2.2%	pts.	71.2%	2.2%	pts.
Average Daily Rate	$182.05	2.9%		$179.96	3.1%
RevPAR	$128.90	6.3%		$128.17	6.4%
Total International (1)
Occupancy	67.7%	1.7%	pts.	66.6%	1.9%	pts.
Average Daily Rate	$200.98	2.7%		$192.16	2.7%
RevPAR	$136.07	5.3%		$128.07	5.7%
Total Worldwide (2)
Occupancy	70.1%	2.0%	pts.	69.1%	1.9%	pts.
Average Daily Rate	$180.57	2.7%		$150.02	3.2%
RevPAR	$126.61	5.8%		$103.72	6.2%

(1)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, Autograph Collection, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Fairfield Inn & Suites brands.

(2)
Company-operated and systemwide statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, Autograph Collection, Gaylord Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands.

North American Full-Service includes Marriott Hotels, JW Marriott, The Ritz-Carlton, Renaissance Hotels, Gaylord Hotels, and Autograph Collection Hotels located in the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2014	March 31, 2013	Change 2014/2013
Segment revenues	$2,049	$2,028	1%
Segment results	$131	$133	(2)%
Since the 2013 first quarter, across our North American Full-Service segment we added 14 properties (3,341 rooms) and 11 properties (4,259 rooms) left the system.
First Quarter. For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, RevPAR for comparable systemwide North American Full-Service properties increased by 6.5 percent to $128.88, occupancy for these properties increased by 1.9 percentage points to 70.7 percent, and average daily rates increased by 3.6 percent to $182.24.
The $2 million decrease in segment results, compared to the 2013 first quarter, was primarily driven by $3 million of higher depreciation and amortization expense, $1 million of lower incentive management fees, and $1 million of lower owned, leased, and other revenue net of direct expenses, partially offset by $3 million of higher franchise fees and $1 million of lower general, administrative and other expenses. The increase in depreciation and amortization expense was primarily a result of depreciation for a North American Full-Service property that we acquired in the 2013 fourth quarter. The decrease in owned, leased, and other revenue net of direct expenses primarily reflected $3 million of lower termination fees, $2 million of net lower results at several leased properties, partially offset by $3 million of revenue, net of direct expenses for a North American Full-Service property that we acquired in the 2013 fourth quarter. Higher franchise fees were a result of higher RevPAR growth due to increased demand and unit growth.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $1,838 million in the 2014 first quarter, compared to $1,824 million in the 2013 first quarter.

North American Limited-Service includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites located in the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2014	March 31, 2013	Change 2014/2013
Segment revenues	$667	$608	10%
Segment results	$115	$106	8%
Since the 2013 first quarter, across our North American Limited-Service segment we added 107 properties (13,107 rooms) and 27 properties (2,834 rooms) left the system. The majority of the properties that left the system were Fairfield Inn & Suites and Residence Inn properties.
First Quarter. For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, RevPAR for comparable systemwide North American Limited-Service properties increased by 6.2 percent to $80.62, occupancy for these properties increased by 2.0 percentage points to 69.0 percent, and average daily rates increased by 3.1 percent to $116.82.
The $9 million increase in segment results, compared to the 2013 first quarter, primarily reflected $8 million of higher franchise fees, driven by higher RevPAR due to increased demand, unit growth, and conversions to franchised from managed properties.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $511 million in the 2014 first quarter, compared to $461 million in the 2013 first quarter.

International includes properties located outside the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2014	March 31, 2013	Change 2014/2013
Segment revenues	$520	$445	17%
Segment results	$65	$50	30%
Since the 2013 first quarter, across our International segment we added 45 properties (9,772 rooms) and 13 properties (2,838 rooms) left the system.
First Quarter. For the three months ended March 31, 2014, compared to the three months ended March 31, 2013, RevPAR for comparable systemwide international properties increased by 5.7 percent to $128.07, occupancy for these properties increased by 1.9 percentage points to 66.6 percent, and average daily rates increased by 2.7 percent to $192.16. See "Business and Overview" for a discussion of results in the various International segment regions.
The $15 million increase in segment results, compared to the 2013 first quarter, consisted primarily of $5 million of higher incentive management fees, $3 million of higher base management and franchise fees, $3 million of higher owned, leased, and other revenue net of direct expenses, and $2 million of higher equity in earnings. Increased incentive management fees were primarily driven by higher property-level revenue which resulted in higher property-level income and margins, new unit growth, as well as recognition of an incentive fee for one property due to a contract revision. The increase in base management and franchise fees was driven by new unit growth and higher RevPAR due to increased demand, partially offset by the impact of unfavorable foreign exchange rates. The increase in owned, leased, and other revenue net of direct expenses largely reflected favorable results at several leased properties.
Cost reimbursements revenue and expenses for our International segment properties totaled $304 million in the 2014 first quarter, compared to $240 million in the 2013 first quarter.

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
During the 2014 first quarter, we granted 1.9 million RSUs, 0.2 million performance-based RSUs, 0.3 million SARs, and 0.1 million stock options. See Footnote No. 3, “Share-Based Compensation,” to our Financial Statements for more information.
NEW ACCOUNTING STANDARDS
We do not expect that accounting standard updates issued to date and that are effective after March 31, 2014, will have a material effect on our Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
Our Credit Facility provides for $2,000 million of aggregate effective borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. The term of the facility expires on July 18, 2018.
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
At March 31, 2014, our available borrowing capacity amounted to $1,199 million and reflected borrowing capacity of $1,015 million under our Credit Facility and our cash balance of $184 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $984 million of outstanding commercial paper and $1 million of outstanding letters of credit under our Credit Facility.
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
Cash and cash equivalents totaled $184 million at March 31, 2014, an increase of $58 million from year-end 2013, reflecting cash inflows associated with the following: dispositions ($292 million) primarily related to The London EDITION sale (see Footnote No. 12, "Acquisitions and Dispositions" for more information on our dispositions), operating cash inflows ($182 million), increased borrowings related to the issuance of commercial paper ($149 million), common stock issuances ($57 million), loan collections, net of loan advances ($6 million), and net other investing cash inflows ($4 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($320 million), Protea escrow deposit ($192 million) related to the transfer of cash to a third party for the Protea acquisition (see Footnote No. 12, "Acquisitions and Dispositions" for additional information), capital expenditures ($61 million), dividend payments ($50 million), contract acquisition costs ($6 million), long-term debt repayments ($2 million), and equity and cost method investments ($1 million).
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2014 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $61 million in the 2014 first quarter and $70 million in the 2013 first quarter that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. We expect investment spending for the 2014 full year will total approximately $800 million to $1 billion, including approximately $150 million for maintenance capital spending and $193 million for Protea. See Footnote No. 12, "Acquisitions and Dispositions" for additional information on the April 1, 2014 acquisition of Protea. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2014 first quarter.
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
From time to time we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $6 million in the 2014 first quarter and $17 million in the 2013 first quarter. In the 2014 first quarter, our notes receivable balance for senior, mezzanine, and other loans decreased by $5 million, primarily reflecting collections on two MVW notes receivable issued to us in 2011 in conjunction with the Timeshare spin-off.
Spin-off Cash Tax Benefits
As noted in Footnote No. 2, “Income Taxes,” all tax matters that could affect the Company's cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in 2013, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $363 million of those benefits through 2013, and expect to realize approximately $60 million of further cash tax benefits in the remainder of 2014.
Contractual Obligations
As of the end of the 2014 first quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.
At the end of the 2014 first quarter, debt increased by $103 million to $3,302 million, compared to $3,199 million at year-end 2013, and reflected a $150 million increase in commercial paper borrowings, partially offset by decreases of $47 million in other debt (which includes capital leases) primarily related to the sale of our right to acquire the landlord’s interest in a leased real estate property and certain attached assets of the property. At the end of the 2014 first quarter, future debt payments plus interest (not including capital leases) totaled $3,769 million and are due as follows: $94 million in 2014; $422 million in 2015; $373 million in 2016; $358 million in 2017; $1,040 million in 2018; and $1,482 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2014 first quarter, our long-term debt had an average interest rate of 3.3 percent and an average maturity of approximately 4.8 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2014 first quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Form 10-K, other than those described below resulting from changes in the amount of guarantees where we are the primary obligor.
At the end of the 2014 first quarter, guarantees where we are the primary obligor increased by $300 million to $499 million, compared to $199 million at year-end 2013, and reflected a $313 million increase in other guarantees primarily related to the new "put option" agreement we entered into in the 2014 first quarter with the lenders for a construction loan extended to a hotel ownership group, partially offset by a $7 million decrease in operating profit guarantees and a $6 million decrease in debt service guarantees. At the end of the 2014 first quarter, future guarantee commitment expirations are as follows: $28 million in 2014; $1 million in 2015; $13 million in 2016; $42 million in 2017; $333 million in 2018; and $82 million thereafter.
See the "Guarantees" caption in Footnote No. 10, "Contingencies" for additional information on our guarantees.
Share Repurchases
We purchased 7.0 million shares of our common stock during the 2014 first quarter, at an average price of $50.79 per share. As of March 31, 2014, 32.3 million shares remained available for repurchase under authorizations from our Board of Directors. See Part II, Item 2 of this report for more information on our share repurchases.
Dividends
On February 14, 2014, our Board of Directors declared a quarterly cash dividend of $0.17 per share, which we paid on March 28, 2014 to shareholders of record on February 28, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2013 Form 10-K. Since the date of our 2013 Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2013.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2014 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See the information under "Legal Proceedings" in Footnote No. 10, "Contingencies" to our Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in Europe and other parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, and related issues, including the recent U.S. federal government shutdown, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and this aspect of our business will likely continue to suffer due to recent U.S. federal spending cuts and any further limitations that may result from congressional action or inaction. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate or franchise hotels and resorts in 71 countries, and our operations outside the United States represented approximately 18 percent of our revenues in the 2014 first quarter. We expect that the international share of our total revenues will continue to increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Gaylord Hotels, Protea Hotels, Moxy Hotels or any other new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters and man-made disasters in recent years, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and the spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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
Some hotel openings in our existing development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. At the end of the 2014 first quarter we reported over 1,200 hotels in our development pipeline, which includes hotels under construction and under signed contracts, as well as 186 hotels approved for development but not yet under signed contracts. The eventual opening of the hotels in our development pipeline and, in particular, the hotels approved for development that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Accordingly, we cannot assure you that our development pipeline, and in particular hotels approved for development, will result in new hotels that enter our system, or that those hotels will open when we anticipate.
Planned transactions that we announce may be delayed, not occur at all, or involve unanticipated costs. From time to time we announce transactions that we expect will close at a future date, such as the disposition of our EDITION hotels in Miami Beach and New York upon completion of construction. If the conditions to consummating these transactions are neither satisfied nor waived by the time we expect, the closings could be delayed or not occur at all. In addition, the EDITION contracts are for a fixed purchase price based upon the estimated total development costs for the hotels and we will not recover any development costs in excess of the agreed purchase price, so we will bear those development costs to the extent that they are higher than we anticipated when we agreed to the transaction.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2014 - January 31, 2014	3.0	$49.43	3.0	11.3
February 1, 2014 - February 28, 2014	2.0	$48.88	2.0	34.3
March 1, 2014 - March 31, 2014	2.0	$54.86	2.0	32.3

(1)
On February 14, 2014, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. Prior to that authorization, we had announced on February 15, 2013, that our Board of Directors had increased, by 25 million shares, the authorization to repurchase our common stock. As of March 31, 2014, 32.3 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

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
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013; (iii) the Condensed Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; and (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
30th day of April, 2014

/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

/s/ Carl T. Berquist
Carl T. Berquist
Executive Vice President and
Chief Financial Officer