Form 10-Q
period 2014-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2014-07-30
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 290,569,894 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 18, 2014.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES
Base management fees	$176	$166	$331	$319
Franchise fees	194	177	357	328
Incentive management fees	82	64	153	130
Owned, leased, and other revenue	269	246	503	470
Cost reimbursements	2,763	2,610	5,433	5,158
	3,484	3,263	6,777	6,405
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	199	181	384	360
Reimbursed costs	2,763	2,610	5,433	5,158
Depreciation, amortization, and other	47	33	83	58
General, administrative, and other	159	160	307	324
	3,168	2,984	6,207	5,900
OPERATING INCOME	316	279	570	505
Gains and other income	3	10	3	13
Interest expense	(30)	(29)	(60)	(60)
Interest income	4	5	9	8
Equity in losses	(8)	(2)	(6)	(2)
INCOME BEFORE INCOME TAXES	285	263	516	464
Provision for income taxes	(93)	(84)	(152)	(149)
NET INCOME	$192	$179	$364	$315
EARNINGS PER SHARE-Basic
Earnings per share	$0.66	$0.58	$1.24	$1.02
EARNINGS PER SHARE-Diluted
Earnings per share	$0.64	$0.57	$1.21	$0.99
CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.17	$0.37	$0.30
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$192	$179	$364	$315
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(13)
Other derivative instrument adjustments, net of tax	—	(1)	1	6
Unrealized gain on available-for-sale securities, net of tax	1	—	2	4
Reclassification of losses (gains), net of tax	1	(7)	2	(7)
Total other comprehensive income (loss), net of tax	2	(8)	5	(10)
Comprehensive income	$194	$171	$369	$305

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and equivalents	$192	$126
Accounts and notes receivable, net	1,057	1,081
Current deferred taxes, net	202	252
Prepaid expenses	58	67
Other	28	27
Assets held for sale	—	350
	1,537	1,903
Property and equipment	1,647	1,543
Intangible assets
Goodwill	894	874
Contract acquisition costs and other	1,334	1,131
	2,228	2,005
Equity and cost method investments	229	222
Notes receivable, net	220	142
Deferred taxes, net	617	647
Other	352	332
	$6,830	$6,794
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$7	$6
Accounts payable	617	557
Accrued payroll and benefits	771	817
Liability for guest loyalty programs	659	666
Other	636	629
	2,690	2,675
Long-term debt	3,397	3,147
Liability for guest loyalty programs	1,555	1,475
Other long-term liabilities	908	912
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,707	2,716
Retained earnings	4,030	3,837
Treasury stock, at cost	(8,423)	(7,929)
Accumulated other comprehensive loss	(39)	(44)
	(1,720)	(1,415)
	$6,830	$6,794

See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
OPERATING ACTIVITIES
Net income	$364	$315
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	83	58
Share-based compensation	54	61
Income taxes	57	85
Liability for guest loyalty programs	68	20
Working capital changes	(17)	26
Other	60	45
Net cash provided by operating activities	669	610
INVESTING ACTIVITIES
Capital expenditures	(156)	(148)
Dispositions	292	—
Loan advances	(103)	(4)
Loan collections	17	43
Equity and cost method investments	(5)	(16)
Contract acquisition costs	(28)	(26)
Acquisition of a business, net of cash acquired	(184)	—
Other	(16)	(68)
Net cash used in investing activities	(183)	(219)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	250	553
Repayment of long-term debt	(3)	(403)
Issuance of Class A Common Stock	99	70
Dividends paid	(109)	(93)
Purchase of treasury stock	(657)	(498)
Net cash used in financing activities	(420)	(371)
INCREASE IN CASH AND EQUIVALENTS	66	20
CASH AND EQUIVALENTS, beginning of period	126	88
CASH AND EQUIVALENTS, end of period	$192	$108
See Notes to Condensed Consolidated Financial Statements

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries, “we,” “our,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “International.” In addition, references throughout to numbered "Footnotes" refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.
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
Beginning with the 2014 first quarter, we reclassified amounts attributable to depreciation and amortization that we previously reported under the "General, administrative, and other" and "Owned, leased, and other-direct" captions of our Consolidated Statements of Income and presented these amounts in a separate "Depreciation, amortization, and other" caption. We continue to report depreciation amounts that third party owners reimburse to us under "Reimbursed costs" in our Consolidated Statements of Income. In addition, in our Consolidated Statements of Cash Flows, we reclassified depreciation that third party owners reimburse to us from the "Depreciation, amortization, and other" caption to the "Other" caption. We have reclassified the prior period amounts presented to conform to our 2014 presentation of these items.
These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“2013 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2013 Form 10-K.
Preparation of financial statements that conform with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and our disclosures of contingencies. We base these estimates on historical experience and on various other assumptions that we consider reasonable under the circumstances. Actual results could differ from these estimates.
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
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each. As shown below, our 2014 first half had three fewer days of activity than our 2013 first half. Our 2014 calendar year will also have three fewer days of activity than our 2013 fiscal year.

Reporting Period	Date Range	Number of Days
2014 second quarter	April 1, 2014 - June 30, 2014	91
2013 second quarter	April 1, 2013 - June 30, 2013	91
2014 first half	January 1, 2014 - June 30, 2014	181
2013 first half	December 29, 2012 - June 30, 2013	184
2014	January 1, 2014 - December 31, 2014	365
2013	December 29, 2012 - December 31, 2013	368
Our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2014, and December 31, 2013, the results of our operations for the three and six months ended June 30, 2014, and June 30, 2013, and cash flows for the six months ended June 30, 2014, and June 30, 2013. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU No. 2014-09”)
ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for us will be our 2017 first quarter. We are permitted to use the retrospective or modified retrospective method when adopting ASU No. 2014-09. We are still assessing the impact that ASU No. 2014-09 will have on our financial statements and disclosures.

2.	INCOME TAXES
Our effective tax rate increased from 32.1% to 32.6% for the three months ended June 30, 2014 primarily due to higher pre-tax earnings in the U.S. which is taxed at a higher rate. Our effective tax rate decreased from 32.1% to 29.5% for the six months ended June 30, 2014 primarily as a result of a $21 million benefit from the favorable resolution of an issue with U.S. federal taxing authorities related to guest marketing. This benefit compares to a $3 million benefit we recognized in the 2013 first quarter due to retroactive provisions of the American Taxpayer Relief Act of 2012.
For the 2014 second quarter, our unrecognized tax benefits balance of $14 million remained unchanged from the 2014 first quarter. For the 2014 first half, our unrecognized tax benefits balance decreased by $20 million from year-end 2013. The unrecognized tax benefits balance included $12 million of tax positions that, if recognized, would impact our effective tax rate.
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
We paid cash for income taxes, net of refunds of $54 million in the 2014 first half and $37 million in the 2013 first half.

3.	SHARE-BASED COMPENSATION
Under our Stock and Cash Incentive Plan (the “Stock Plan”), we award: (1) stock options (our "Stock Option Program") to purchase our Class A Common Stock (“common stock”); (2) stock appreciation rights (“SARs”) for our common stock (our “SAR Program”); (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that equal the market price of our common stock on the date of grant.
We recorded share-based compensation expense for award grants of $29 million for the 2014 second quarter, $31 million for the 2013 second quarter, $54 million for the 2014 first half, and $61 million for the 2013 first half. Deferred compensation costs related to unvested awards totaled $166 million at June 30, 2014 and $108 million at December 31, 2013.
RSUs
We granted 1.9 million RSUs during the 2014 first half to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million performance-based RSUs ("PSUs") during the 2014 first half to certain named executive officers and their direct reports, subject to the satisfaction of certain performance conditions over, or at the end of, a three-year vesting period. RSUs, including PSUs, granted in the 2014 first half had a weighted average grant-date fair value of $51.
SARs and Stock Options
We granted 0.3 million SARs and 0.1 million stock options to officers, key employees, and non-employee directors during the 2014 first half. These SARs and options generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2014 first half was $17 and the weighted average exercise price was $53. The weighted average grant-date fair value of stock options granted in the 2014 first half was $17 and the weighted average exercise price was $53.
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
We used the following assumptions to determine the fair value of the SARs and stock options we granted during the 2014 first half:

Expected volatility	29-30%
Dividend yield	1.14%
Risk-free rate	2.2-2.8%
Expected term (in years)	6-10

In making these assumptions, we base expected volatility on the historical movement of Marriott's stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future payout. The weighted average expected terms for SARs and options are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs and options are expected to remain unexercised. We calculate the expected terms for SARs and options for separate groups of retirement eligible and non-retirement eligible employees and non-employee directors. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs and options before expiration at a certain multiple of stock price to exercise price. In recent years, non-employee directors have generally exercised grants in their last year of exercisability.
Other Information
As of the end of the 2014 second quarter, we had reserved 28 million shares under the Stock Plan, including 8 million shares under the Stock Option Program and the SAR Program.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At June 30, 2014		At December 31, 2013
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$220	$221	$142	$145
Marketable securities and other debt securities	114	114	111	111
Total long-term financial assets	$334	$335	$253	$256

Senior Notes	$(2,187)	$(2,319)	$(2,185)	$(2,302)
Commercial paper	(1,086)	(1,086)	(834)	(834)
Other long-term debt	(119)	(122)	(123)	(124)
Other long-term liabilities	(57)	(57)	(50)	(50)
Total long-term financial liabilities	$(3,449)	$(3,584)	$(3,192)	$(3,310)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at the end of our 2014 second quarter was $41 million. We also have a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security (with an amortized cost of $73 million at the end of the 2014 second quarter, including accrued interest income), and we included it in the "Marketable securities and other debt securities" caption in the preceding table. We estimated the $73 million fair value of this debt security by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs. The debt security matures in 2015 subject to annual extensions through 2018. We do not intend to sell the debt security and it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, which may be maturity.

In the 2013 second quarter, we received $22 million in net cash proceeds for the sale of a portion of our shares of a publicly traded company (with an amortized cost of $14 million at the date of sale) and recognized an $8 million gain in the "Gains and other income" caption of our Income Statements. This gain included recognition of unrealized gains that we recorded in other comprehensive income as of the end of the 2013 first quarter. See Footnote No. 12, "Comprehensive Income and Shareholders' (Deficit) Equity" of the 2013 Form 10-K for additional information on our reclassification of these unrealized gains from accumulated other comprehensive income.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 8, "Long-term Debt," even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2014 second quarter and year-end 2013, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. As noted in Footnote No. 10, "Contingencies," we measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2014 second quarter and year-end 2013, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2013 Form 10-K for more information on the input levels we use in determining fair value.

5.	EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$192	$179	$364	$315
Weighted average shares outstanding	292.5	306.7	294.3	309.3
Basic earnings per share	$0.66	$0.58	$1.24	$1.02
Computation of Diluted Earnings Per Share
Net income	$192	$179	$364	$315
Weighted average shares outstanding	292.5	306.7	294.3	309.3
Effect of dilutive securities
Employee stock option and SARs plans	3.0	4.0	3.2	4.2
Deferred stock incentive plans	0.7	0.8	0.8	0.8
Restricted stock units	2.5	2.5	2.9	3.0
Shares for diluted earnings per share	298.7	314.0	301.2	317.3
Diluted earnings per share	$0.64	$0.57	$1.21	$0.99
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We have excluded antidilutive stock options and SARs from our calculation of diluted earnings per share of 0.4 million for both the 2013 second quarter and first half because their exercise prices were greater than the average market prices. We had no antidilutive stock options and SARs for the 2014 second quarter and first half.

6.	PROPERTY AND EQUIPMENT
The following table shows the composition of our property and equipment balances at the end of the 2014 second quarter and year-end 2013:

	At Period End
($ in millions)	June 30, 2014	December 31, 2013
Land	$541	$535
Buildings and leasehold improvements	781	786
Furniture and equipment	788	789
Construction in progress	455	338
	2,565	2,448
Accumulated depreciation	(918)	(905)
	$1,647	$1,543

The following table shows the composition of the property and equipment balances that we recorded as capital leases:

	At Period End
($ in millions)	June 30, 2014	December 31, 2013
Land	$8	$8
Buildings and leasehold improvements	58	68
Furniture and equipment	22	37
Construction in progress	2	1
	90	114
Accumulated depreciation	(59)	(83)
	$31	$31
See Footnote No. 12, "Acquisitions and Dispositions" for information on a $25 million impairment charge we recorded in the 2014 first half on three EDITION hotels in the "Depreciation, amortization, and other" caption of our Income Statement.

7.	NOTES RECEIVABLE
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2014 second quarter and year-end 2013:

	At Period End
($ in millions)	June 30, 2014	December 31, 2013
Senior, mezzanine, and other loans	$249	$178
Less current portion	(29)	(36)
	$220	$142
We do not have any past due notes receivable amounts at the end of the 2014 second quarter. In the 2014 second quarter, we provided an $85 million mezzanine loan (net of a $15 million discount) to an owner in conjunction with entering into a franchise agreement for an International property. The following table shows the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2014 second quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2014	$16
2015	89
2016	3
2017	3
2018	4
Thereafter	134
Balance at June 30, 2014	$249
Weighted average interest rate at June 30, 2014	6.0%
Range of stated interest rates at June 30, 2014	0-9%
The following table shows the unamortized discounts for our notes receivable at the end of the 2014 second quarter and year-end 2013:

Notes Receivable Unamortized Discounts ($ in millions)	Total
Balance at year-end 2013	$12
Balance at June 30, 2014	$27
At the end of the 2014 second quarter, our recorded investment in impaired notes receivable was $108 million, and we had a $95 million reserve for credit losses, leaving $13 million of our investment in impaired loans for which we had no related allowance. At year-end 2013, our recorded investment in impaired notes receivable was $99 million, and we had a $90 million reserve for credit losses, leaving $9 million of our investment in impaired loans for which we had no related allowance. The activity related to our notes receivable reserve during the 2014 first half consisted of an increase to fully reserve for recorded interest on an impaired note receivable. Our average investment in impaired notes receivable totaled $105 million for the 2014 second quarter, $104 million for the 2014 first half, $101 million for the 2013 second quarter and $99 million for the 2013 first half.

8.	LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2014 second quarter and year-end 2013:

	At Period End
($ in millions)	June 30, 2014	December 31, 2013
Senior Notes:
Series G, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.6%)(1)	$313	$312
Series H, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)(1)	289	289
Series I, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)(1)	292	292
Series K, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)(1)	596	595
Series L, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)(1)	349	349
Series M, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)(1)	348	348
Commercial paper, average interest rate of 0.3% at June 30, 2014	1,086	834
$2,000 Credit Facility	—	—
Other	131	180
	3,404	3,199
Less current portion classified in:
Other current liabilities (liabilities held for sale)	—	(46)
Current portion of long-term debt	(7)	(6)
	$3,397	$3,147

(1)	Face amount and effective interest rate are as of June 30, 2014.
All of our long-term debt was, and to the extent currently outstanding is, recourse to us but unsecured. Other debt in the preceding table includes capital leases, among other items.
We are a party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at June 30, 2014.
We show future principal payments for our debt as of the end of the 2014 second quarter in the following table:

Debt Principal Payments ($ in millions)	Amount
2014	$4
2015	320
2016	297
2017	301
2018	1,095
Thereafter	1,387
Balance at June 30, 2014	$3,404
We paid cash for interest, net of amounts capitalized, of $41 million in the 2014 first half and $46 million in the 2013 first half.

9.	COMPREHENSIVE INCOME AND SHAREHOLDERS' (DEFICIT) EQUITY

The following table details the accumulated other comprehensive (loss) income activity for the 2014 first half:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance at year-end 2013	$(31)	$(19)	$6	$(44)
Other comprehensive income before reclassifications (1)	—	1	2	3
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net other comprehensive income	—	3	2	5
Balance at June 30, 2014	$(31)	$(16)	$8	$(39)

(1)
We present the portions of other comprehensive income before reclassifications for the 2014 first half that relate to unrealized gains on available-for-sale securities net of $1 million of deferred taxes.

The following table details the changes in common shares outstanding and shareholders’ deficit for the 2014 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive (Loss) Income
298.0	Balance at year-end 2013	$(1,415)	$5	$2,716	$3,837	$(7,929)	$(44)
—	Net income	364	—	—	364	—	—
—	Other comprehensive income	5	—	—	—	—	5
—	Cash dividends ($0.3700 per share)	(109)	—	—	(109)	—	—
4.7	Employee stock plan issuance	90	—	(9)	(62)	161	—
(12.0)	Purchase of treasury stock	(655)	—	—	—	(655)	—
290.7	Balance at June 30, 2014	$(1,720)	$5	$2,707	$4,030	$(8,423)	$(39)

10.	CONTINGENCIES
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

For the market approach, we use primarily market comparable data and assumptions about market capitalization rates, credit spreads, growth rates, and inflation.We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at June 30, 2014 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$68	$12
Operating profit	91	36
Other	16	1
Total guarantees where we are the primary obligor	$175	$49
We included our liability for guarantees at June 30, 2014, for which we are the primary obligor, on our Balance Sheet in “Other long-term liabilities.”
Of the guarantees listed in the preceding table, $20 million of debt service guarantees, $11 million of operating profit guarantees, and $1 million of other guarantees will not be in effect until the underlying properties open and we begin to operate them or certain other events occur.
Not included in the table above is a "put option" agreement we entered into in the 2014 first quarter but which is not currently in effect with the lenders for a construction loan. In conjunction with entering into a management agreement for the Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel's ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space), we agreed in the first quarter of 2014 to provide credit support to the lenders through a "put option" agreement. Under this agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property during the first two years after opening for $315 million. Because we would acquire the building upon exercise of the put option, we have not included the amount in the table above. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not expect that the lenders will exercise this "put option." We have no ownership interest in this hotel.
The preceding table also does not include the following guarantees:

•
$92 million of guarantees for Senior Living Services lease obligations of $67 million (expiring in 2018) and lifecare bonds of $25 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $4 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $20 million of the lifecare bonds; and Five Star Senior Living is the primary obligor on the remaining $1 million of lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at June 30, 2014. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees and certain other obligations of Sunrise. The letter of credit balance was $78 million at the end of the 2014 second quarter, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $32 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $4 million (€3 million) of which remained at

June 30, 2014. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation ("MVW") payment obligations, for which we currently have a total exposure of $14 million, relate to two guarantees. MVW has indemnified us for these obligations. At the end of the 2014 second quarter, we expect these obligations will expire as follows: $3 million in 2018, and $11 million (13 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $2 million at June 30, 2014.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide ("Oakwood"). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2014 second quarter for this guarantee is $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at June 30, 2014.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, as of June 30, 2014, we had the following commitments outstanding:

•
A commitment to invest up to $9 million of equity for a noncontrolling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $1 million of this commitment in 2014 and $4 million of this commitment in 2015. We do not expect to fund the remaining $4 million of this commitment.

•
A commitment to invest up to $22 million of equity for noncontrolling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund this commitment as follows: $3 million in 2015 and $6 million in 2016 prior to the end of the commitment period. We do not expect to fund the remaining $13 million of this commitment.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment in 2015.

•	A commitment to invest $13 million in the renovation of a leased hotel. We expect to fund this commitment by the end of 2014.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next seven years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $20 million (€15 million) in deposits, $15 million (€11 million) of which is remaining. The amounts on deposit are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
Various commitments for the purchase of information technology hardware, software, as well as accounting, finance, and maintenance services in the normal course of business totaling $86 million. We expect to fund these commitments as follows: $68 million in 2014, $16 million in 2015, and $2 million in 2016. The majority of these commitments will be recovered through cost reimbursement charges to properties in our system.

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

At June 30, 2014, we had $77 million of letters of credit outstanding (all outside the Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of June 30, 2014, totaled $124 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the "plaintiffs") filed a putative class action complaint against us and the Stock Plan (the "defendants"), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), that are in certain circumstances more rapid than those set forth in the awards. The plaintiffs seek damages, attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the remaining named plaintiffs. The parties completed limited discovery concerning Marriott's defense of statute of limitations with respect to Mr. Bond and Mr. Steigman and concerning class certification. We opposed plaintiffs' motion for class certification and sought summary judgment on the issue of statute of limitations in 2012. On August 9, 2013, the court denied our motion for summary judgment on the issue of statute of limitations and deferred its ruling on class certification. We moved to amend the court's judgment on our motion for summary judgment in order to certify an interlocutory appeal, which was denied. On January 7, 2014, the court denied plaintiffs' motion for class certification, and issued a Scheduling Order for full discovery of the remaining issues in this case. The parties filed a joint motion to modify the Scheduling Order on March 26, 2014, and are currently in full discovery scheduled to end on August 15, 2014. The parties also agreed to, and the Court adopted, a briefing schedule for summary judgment with final reply briefs to be filed December 1, 2014. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to the full impact of an adverse judgment and the possibility of our prevailing on our statute of limitations defense on appeal may significantly limit any claims for damages.
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
As of the end the 2014 second quarter, our three business segments include the following brands:

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

•
International: Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, The Ritz-Carlton (together with residential properties associated with some of The Ritz-Carlton hotels), Bulgari Hotels & Resorts, EDITION, Protea Hotels, and Marriott Executive Apartments properties located outside the United States and Canada.

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
Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
North American Full-Service Segment	$2,099	$2,027	$4,148	$4,055
North American Limited-Service Segment	750	659	1,417	1,267
International Segment	568	508	1,088	953
Total segment revenues	3,417	3,194	6,653	6,275
Other unallocated corporate	67	69	124	130
	$3,484	$3,263	$6,777	$6,405
Net Income (Loss)

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
North American Full-Service Segment	$154	$135	$285	$268
North American Limited-Service Segment	151	135	266	241
International Segment	74	55	139	105
Total segment financial results	379	325	690	614
Other unallocated corporate	(68)	(38)	(123)	(98)
Interest expense and interest income	(26)	(24)	(51)	(52)
Income taxes	(93)	(84)	(152)	(149)
	$192	$179	$364	$315
As a result of the changes to our operating segments discussed above, in the 2014 first quarter we reallocated goodwill among our affected reporting units based on the relative fair value of each remaining or newly identified reporting unit. We also determined that the estimated fair value of each reporting unit exceeded its carrying amount. The following table shows the reclassification of goodwill we previously associated with our former Luxury segment to our North American Full-Service and International segments. The table also reflects goodwill added as a result of our acquisition of the Protea Hotel Group's brands and hotel management business in the 2014 second quarter. See Footnote No. 12, "Acquisitions and Dispositions" for more information.

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Former Luxury Segment	Total Goodwill
Year-end 2013 balance:
Goodwill	$335	$125	$298	$170	$928
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$71	$298	$170	$874

Segment reclassifications	$57	$—	$113	$(170)	$—
Additions			20		20

June 30, 2014 balance:
Goodwill	$392	$125	$431	$—	$948
Accumulated impairment losses	—	(54)	—	—	(54)
	$392	$71	$431	$—	$894

12.	ACQUISITIONS AND DISPOSITIONS

2014 Acquisitions

In the 2014 second quarter, we acquired the Protea Hotel Group's brands and hotel management business ("Protea Hotels") for $193 million (ZAR 2.046 billion) in cash and recognized approximately: $184 million (ZAR 1.943 billion) in intangible assets, consisting of deferred contract acquisition costs of $91 million (ZAR 960 million ), a brand intangible of $73 million (ZAR 772 million ), and goodwill of $20 million (ZAR 211 million ); and $9 million (ZAR 103 million) of tangible assets consisting of property and equipment, equity method investments, and other current assets at the acquisition date. As part of the transaction, Protea Hospitality Holdings created an independent property ownership company that retained ownership of the hotels Protea Hospitality Holdings formerly owned, and entered into long-term management and lease agreements with Marriott for these hotels. The property ownership company also retained a number of minority interests in other Protea-managed hotels. As a result of the transaction, we added 113 hotels (10,016 rooms) across three brands in South Africa and six other Sub-Saharan African countries to our International segment portfolio and currently manage 45 percent, franchise 39 percent, and lease 16 percent of those rooms.

2014 Dispositions

In the 2014 first quarter, we sold The London EDITION to a third party, received approximately $230 million in cash, and simultaneously entered into definitive agreements to sell The Miami and The New York EDITION hotels that we are currently developing to the same third party. The total sales price for the three EDITION hotels will be approximately $816 million. We expect to sell The Miami EDITION in the second half of 2014 and The New York EDITION in the first half of 2015, when we anticipate that construction will be complete. We will retain long-term management agreements for each of the three hotels sold. We did not reclassify The Miami EDITION or The New York EDITION assets and liabilities as held for sale because the hotels are under construction and not available for immediate sale in their present condition. In the first half of 2014, we evaluated the three hotels for recovery and as a result recorded a $25 million impairment charge, primarily attributable to The Miami EDITION, in the "Depreciation, amortization, and other" caption of our Income Statement as our cost estimates exceed our total fixed sales price. Of the $25 million impairment charge, $15 million relates to a reallocation of costs between The Miami EDITION hotel and residential components (the residential components are not part of this transaction). We did not allocate that charge to any of our segments.
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

BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 79 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2014 second quarter, we had 4,087 properties (696,926 rooms) in our system, including 40 home and condominium products (4,228 units) for which we manage the related owners’ associations.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less management fees and noncontrollable expenses such as insurance, real estate taxes, and capital spending reserves.
Under our business model, we typically manage or franchise hotels, rather than own them. At June 30, 2014, we operated 42 percent of the hotel rooms in our worldwide system under management agreements; our franchisees operated 55 percent under franchise agreements; and we owned or leased only 2 percent. The remainder represented our interest in unconsolidated joint ventures that manage hotels and provide services to franchised properties.
Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while adding new hotels to our system generates growth, typically with little or no investment by the company. This strategy drives growth while minimizing risk in a cyclical industry. In addition, we believe minimizing our capital investments and adopting a strategy of recycling the investments that we do make enhances our financial flexibility.
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level ("above-property"). Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Marriott Rewards and The Ritz-Carlton Rewards loyalty programs, a multichannel reservations system, and desirable property amenities. We strive to effectively leverage our size and broad distribution of desirable brands.
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
Performance Measures
We believe Revenue per Available Room ("RevPAR"), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR statistics, including occupancy and average daily rate, throughout this report, for the 2013 first half reflect the calendar period from January 1, 2013 to June 30, 2013. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.

Our comparable properties are generally those that were open and operating under one of our brands for at least one full calendar year as of the end of the current period and have not, in either the current or previous periods presented, (i) undergone significant room or public space renovations or expansions, (ii) been converted between company operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentage of our properties for both the three and six months ended June 30, 2014 and June 30, 2013, respectively: (1) 90% and 93% of North American properties; (2) 62% and 68% of International properties; and (3) 86% and 89% of total properties.
We also believe company-operated house profit margin, which is the ratio of property-level gross operating profit (also known as house profit) to total property-level revenue, is a meaningful indicator of our performance because this ratio measures our overall ability as the operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. House profit includes room, food and beverage, and other revenue net of related expenses including payroll and benefits expenses, as well as repairs and maintenance, utility, general and administrative, and sales and marketing expenses. House profit does not include the impact of our management fees, furniture, fixtures and equipment replacement reserves, insurance, taxes, or other fixed expenses.
Operating Results
Our 2014 first half results reflected a favorable economic climate in many markets around the world, low supply growth in most markets in the U.S. and Europe, improved pricing in most markets globally, and a year-over-year increase in the number of properties in our system. For the three months ended June 30, 2014, comparable worldwide systemwide RevPAR increased 5.8 percent to $116.63, average daily rates increased 3.5 percent on a constant dollar basis to $151.39, and occupancy increased 1.7 percentage points to 77.0 percent, compared to the same period a year ago. For the six months ended June 30, 2014, comparable worldwide systemwide RevPAR increased 5.9 percent to $110.27, average daily rates increased 3.3 percent on a constant dollar basis to $150.75, and occupancy increased 1.8 percentage points to 73.1 percent, compared to the same period a year ago.
Strong U.S. group demand contributed to increased RevPAR growth in the 2014 first half. Transient demand was strong in the western U.S. and Florida, where we continued to eliminate discounts, shift business into higher rated price categories, and raise room rates. In New York City, new lodging supply somewhat constrained RevPAR growth, while in Washington D.C., the prior year comparison to the Presidential Inauguration and continued weak government and government-related business reduced RevPAR.
Bookings for future group business in the U.S. improved during the 2014 first half. For group business, two-thirds is typically booked before the year of arrival and one-third is booked in the year of arrival. As of the end of the 2014 second quarter, the group revenue pace for company-operated Marriott Hotels brand properties in North America was about five percent for stays in 2014, compared to 2013 second quarter booking pace for stays in 2013, reflecting improved group demand and greater pricing power.
In Europe, the United Kingdom and Germany had strong demand in the 2014 first half, while RevPAR in France reflected a weaker economy. Eastern Europe experienced flat RevPAR results, constrained by the political turmoil in Russia and the Ukraine. In the Middle East and Africa, demand was strong in the United Arab Emirates, Bahrain, and Jordan, but remained weak in Egypt due to political instability and in Kuwait due to reduced government spending. Demand in the Asia Pacific region continued to strengthen during the quarter, as Greater China, Japan, Indonesia, and India experienced higher RevPAR growth, benefiting from increased special corporate and transient business. Thailand lodging demand was weak due to political instability, and new supply continued to constrain growth in certain markets in Southern China. In the Caribbean and Latin America, strong RevPAR growth throughout the region was driven by group demand with particular strength at our resorts. Brazil RevPAR benefited from the World Cup. The Venezuelan economic climate continues to be highly inflationary, and as a result during the 2014 second quarter, we recorded a $7 million foreign currency exchange loss with approximately $10 million in assets denominated in Venezuelan Bolivars remaining.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2014 first half, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and actively pursue productivity improvements.
System Growth and Pipeline
During the 2014 first half, we added 24,584 rooms (gross) to our system. Approximately 67 percent of new rooms are located outside the United States (with 10,016 rooms related to the Protea Hotels acquisition) and 8 percent of the room additions are conversions from competitor brands. At the end of the 2014 second quarter, we had nearly 215,000 rooms in our lodging development pipeline, which includes hotel rooms under construction and under signed contracts, as well as 30,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our hotel rooms (gross) will increase by approximately 7 percent in 2014, including the addition of rooms associated with the Protea transaction, and approximately 6 percent, net of deletions. The figures in this paragraph do not include residential or timeshare units.
Change in Reporting Cycle
As further detailed in Footnote No. 1, "Basis of Presentation," beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each. As shown below, our 2014 first half had three fewer days of activity than our 2013 first half and our 2014 calendar year will have three fewer days of activity than our 2013 fiscal year.

Reporting Period	Date Range	Number of Days
2014 second quarter	April 1, 2014 - June 30, 2014	91
2013 second quarter	April 1, 2013 - June 30, 2013	91
2014 first half	January 1, 2014 - June 30, 2014	181
2013 first half	December 29, 2012 - June 30, 2013	184
2014	January 1, 2014 - December 31, 2014	365
2013	December 29, 2012 - December 31, 2013	368
We discuss the estimated impact of the three fewer days of activity in our 2014 first half within the "Revenues" and "Operating Income" sections of this report.

CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2014 second quarter compared to the 2013 second quarter, and the 2014 first half compared to the 2013 first half.
Revenues
Second Quarter. Revenues increased by $221 million (7 percent) to $3,484 million in the 2014 second quarter from $3,263 million in the 2013 second quarter as a result of higher cost reimbursements revenue ($153 million), higher owned, leased, and other revenue ($23 million), higher incentive management fees ($18 million), higher franchise fees ($17 million), and higher base management fees ($10 million).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards and Ritz-Carlton Rewards programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $153 million increase in total cost reimbursements revenue, to $2,763 million in the 2014 second quarter from $2,610 million in the 2013 second quarter, reflected the impact of higher occupancies at our properties and growth across the system. Since the end of the 2013 second quarter, our managed rooms increased by 6,842 rooms and our franchised rooms increased by 21,082 rooms, net of hotels exiting the system.
The $10 million increase in total base management fees, to $176 million in the 2014 second quarter from $166 million in the 2013 second quarter, largely reflected stronger RevPAR due to increased demand ($7 million), recognition of previously deferred fees ($3 million), the impact of new unit growth across the system ($6 million), partially offset by lower fees on terminated units ($3 million), decreased fees due to properties that converted from managed to franchised ($2 million) and unfavorable foreign exchange rates ($2 million). The $17 million increase in total franchise fees, to $194 million in the 2014 second quarter from $177 million in the 2013 second quarter, primarily reflected stronger RevPAR due to increased demand ($9 million) and the impact of new unit growth across the system ($7 million). The $18 million increase in total incentive management fees, to $82 million in the 2014 second quarter from $64 million in the 2013 second quarter largely reflected managed unit growth in international markets, high net house profit at managed hotels, and favorable timing of fee recognition.
The $23 million increase in owned, leased, and other revenue, to $269 million in the 2014 second quarter from $246 million in the 2013 second quarter, predominantly reflected $24 million of higher owned and leased revenue, $7 million in higher branding fees for card endorsements and residential real estate and $4 million in revenues from various Protea Hotels programs, partially offset by $13 million in termination fee revenue in 2013. Higher owned and leased revenue reflected $14 million from new Protea Hotel leases, $8 million in revenue from a North American Full-Service managed property we acquired in the 2013 fourth quarter, and $9 million of stronger performance across our remaining owned and leased properties primarily from the International segment, partially offset by $7 million attributable to three International segment properties that converted to managed properties in 2013.
First Half. Revenues increased by $372 million (6 percent) to $6,777 million in the 2014 first half from $6,405 million in the 2013 first half as a result of higher cost reimbursements revenue ($275 million), higher owned, leased, and other revenue ($33 million), higher franchise fees ($29 million), higher incentive management fees ($23 million), and higher base management fees ($12 million). We estimate that the three fewer days of activity in the 2014 first half compared to the 2013 first half reduced fee revenues by approximately $5 million.
The $275 million increase in total cost reimbursements revenue, to $5,433 million in the 2014 first half from $5,158 million in the 2013 first half, reflected the impact of higher occupancies at our properties and growth across the system.
The $12 million increase in total base management fees, to $331 million in the 2014 first half from $319 million in the 2013 first half, largely reflected stronger RevPAR due to increased demand ($15 million), new unit growth across the system ($9 million), recognition of previously deferred fees ($3 million), partially offset by lower fees on terminated units ($6 million), decreased fees due to properties that converted from managed to franchised ($5 million), unfavorable foreign exchange rates ($4 million), and three fewer days of activity ($2 million). The $29 million increase in total franchise fees, to $357 million in the 2014 first half from $328 million in the 2013 first half, primarily reflected stronger RevPAR due to increased demand ($17 million), new unit growth across the system ($15 million), increase in fees from properties that converted to franchised from managed ($4 million), partially offset by lower fees on terminated units ($3 million) and three fewer days of activity ($3 million). The $23 million increase in total incentive management fees, to $153 million in the 2014 first half from $130 million in the 2013 first half largely reflected managed unit growth in international markets, high net house profit at managed hotels, and favorable timing of fee recognition.
The $33 million increase in owned, leased, and other revenue, to $503 million in the 2014 first half from $470 million in the 2013 first half, predominantly reflected $38 million of higher owned and leased revenue, $7 million in higher branding fees for card endorsements and $4 million in revenue from various Protea Hotels programs, partially offset by $16 million in termination fee revenue in 2013. Higher owned and leased revenue reflected $14 million from new Protea Hotel leases, $16 million in revenue from a North American Full-Service managed property we acquired in the 2013 fourth quarter, and $22 million of stronger performance across our remaining owned and leased properties primarily from the International segment, partially offset by $14 million attributable to three International segment properties that converted to managed properties in 2013.
Operating Income
Second Quarter. Operating income increased by $37 million to $316 million in the 2014 second quarter from $279 million in the 2013 second quarter. The $37 million increase in operating income reflected an $18 million increase in incentive management fees, a $17 million increase in franchise fees, a $10 million increase in base management fees, and $5 million of higher owned, leased, and other revenue net of direct expenses partially offset by a $14 million increase in depreciation, amortization, and other expense. General, administrative, and other expenses was unchanged compared to 2013 second quarter. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2013 second quarter in the preceding “Revenues” section.
The $5 million (8 percent) increase in owned, leased, and other revenue net of direct expenses was largely attributable to $9 million of higher owned and leased revenue net of direct expenses and $7 million in higher branding fees for credit card endorsements and residential real estate, partially offset by $13 million of higher termination fees in 2013. Higher owned and leased revenue net of direct expenses of $9 million reflects $4 million in higher costs in 2013 related to three International segment leases we terminated and $3 million of revenue, net of direct expenses for a North American Full-Service managed property that we acquired in the 2013 fourth quarter.
General, administrative, and other expenses was unchanged, primarily reflecting $7 million in foreign currency exchange loss from the devaluation of assets denominated in Venezuelan Bolivars, $2 million from the addition of Protea Hotels, offset by a $5 million performance cure payment in 2013 for an International segment property, $2 million in lower bad debt expense, and $2 million in lower development expense. Total general, administrative, and other expenses included $3 million in increases that we did not allocate to any of our segments, and $4 million in decreases that we allocated as follows: $2 million increase to our North American Full-Service segment, $1 million decrease to our North American Limited-Service segment, and $5 million decrease to our International segment.
Depreciation, amortization, and other expense increased by $14 million (42 percent) to $47 million in the 2014 second quarter from $33 million in the 2013 second quarter. The increase was primarily driven by a $15 million impairment charge on the EDITION hotels discussed in Footnote No. 12, "Acquisitions and Dispositions" and $2 million in higher contract amortization primarily from Protea Hotels, partially offset by $5 million of accelerated amortization related to contract terminations for two North American Full-Service segment properties in 2013.
First Half. Operating income increased by $65 million to $570 million in the 2014 first half from $505 million in the 2013 first half. The $65 million increase in operating income reflected a $29 million increase in franchise fees, a $23 million increase in incentive management fees, a $17 million decrease in general, administrative and other expenses, a $12 million increase in base management fees, and $9 million of higher owned, leased, and other revenue net of direct expenses, partially offset by a $25 million increase in depreciation, amortization, and other expense. We estimate that the three fewer days of activity in the 2014 first half compared to the 2013 first half reduced fee revenues by approximately $5 million. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2013 first half in the preceding “Revenues” section.
The $9 million (8 percent) increase in owned, leased, and other revenue net of direct expenses was largely attributable to $17 million of higher owned and leased revenue net of direct expenses and $7 million in higher branding fees for credit card endorsements, partially offset by $16 million in higher termination fees in 2013. Higher owned and leased revenue net of direct expenses of $17 million reflects $5 million in net favorable results at several leased properties, $6 million of revenue, net of direct expenses for a North American Full-Service managed property that we acquired in the 2013 fourth quarter and $5 million in higher costs in 2013 related to three International segment leases we terminated.
General, administrative, and other expenses decreased by $17 million (5 percent) to $307 million in the 2014 first half from $324 million in the 2013 first half. The decrease largely reflected 1) $9 million in lower compensation and other overhead expenses, 2) $5 million in performance cure payment in 2013 for an International segment property, 3) $5 million in lower litigation settlement and legal fee expenses, 4) $3 million in foreign currency exchange gains, 5) $3 million in lower bad debt expense, and 6) $2 million in lower development expense. The effect of these factors was partially offset by a $7 million foreign currency exchange loss from the devaluation of assets denominated in Venezuelan Bolivars and $2 million from the addition of Protea Hotels. The $17 million decrease in total general, administrative, and other expenses included $11 million in decreases that we did not allocate to any of our segments, and $6 million in decreases that we allocated as follows:$1 million increase to our North American Full-Service segment, $1 million decrease to our North American Limited-Service segment, and $6 million decrease to our International segment.
Depreciation, amortization and other expense increased by $25 million (43 percent) to $83 million in the 2014 first half from $58 million in the 2013 first half. The increase primarily reflected the $25 million net impairment charge on the EDITION hotels discussed in Footnote No. 12, "Acquisitions and Dispositions" and $2 million in higher contract amortization primarily from Protea Hotels, partially offset by $5 million of accelerated amortization related to contract terminations for two North American Full-Service segment properties in 2013.

Gains and Other Income

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Gains on sales of real estate and other	$3	$1	$3	$3
Gain on sale of joint venture and other investments	—	8	—	9
Income from cost method joint ventures	—	1	—	1
	$3	$10	$3	$13
Second Quarter. Gains and other income decreased by $7 million (70 percent) to $3 million in the 2014 second quarter compared to $10 million in the 2013 second quarter. This decrease in gains and other income primarily reflected a gain of $8 million on the sale of a portion of our shares of a publicly traded company in the 2013 second quarter. See Footnote No. 4, "Fair Value of Financial Instruments" for additional information on the sale.
First Half. Gains and other income decreased by $10 million (77 percent) to $3 million in the 2014 first half compared to $13 million in the 2013 first half. This decrease in gains and other income primarily reflected a gain of

$8 million on the sale of a portion of our shares of a publicly traded company as noted in the preceding "Second Quarter" discussion.
Provision for Income Tax
Second Quarter. Provision for income tax increased by $9 million (11 percent) to $93 million in the 2014 second quarter compared to $84 million in the 2013 second quarter. The increase was primarily due to higher pre-tax earnings.
First Half. Provision for income tax increased by $3 million (2 percent) to $152 million in the 2014 first half compared to $149 million in the 2013 first half. The increase was primarily due to higher pre-tax earnings partially offset by the favorable resolution of a U.S. federal tax issue relating to a guest marketing program.
Equity in Losses
Second Quarter. Equity in losses of $8 million in the 2014 second quarter increased by $6 million from equity in losses of $2 million in the 2013 second quarter. The increase primarily reflected an $11 million litigation reserve associated with an investment (not allocated to any of our segments), partially offset by a favorable variance from a $4 million impairment charge in the 2013 second quarter associated with a corporate investment (not allocated to any of our segments) that we determined was fully impaired because we do not expect to recover the investment.
First Half. Equity in losses of $6 million in the 2014 first half increased by $4 million from equity in losses of $2 million in the 2013 first half. The increase primarily reflected the litigation reserve discussed in the preceding "Second Quarter" discussion, partially offset by the favorable variance from a 2013 second quarter impairment charge also discussed in the preceding "Second Quarter" discussion and $3 million of increased earnings at two International segment investments.
Net Income
Second Quarter. Net income increased by $13 million to $192 million in the 2014 second quarter from $179 million in the 2013 second quarter, and diluted earnings per share increased by $0.07 per share (12 percent) to $0.64 per share in the 2014 second quarter from $0.57 per share in the 2013 second quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Condensed Consolidated Statements of Income, the $13 million increase in net income compared to the year-ago quarter was due to higher incentive management fees ($18 million), higher franchise fees ($17 million), higher base management fees ($10 million), and higher owned, leased, and other revenue net of direct expenses ($5 million). These increases were partially offset by higher depreciation, amortization, and other expense ($14 million), higher income taxes ($9 million), lower gains and other income ($7 million), and higher equity in losses ($6 million).
First Half. Net income increased by $49 million to $364 million in the 2014 first half from $315 million in the 2013 first half, and diluted earnings per share increased by $0.22 per share (22 percent) to $1.21 per share in the 2014 first half from $0.99 per share in the 2013 first half. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Condensed Consolidated Statements of Income, the $49 million increase in net income compared to the year-ago quarter was due to higher franchise fees ($29 million), higher incentive management fees ($23 million), lower general, administrative, and other expenses ($17 million), higher base management fees ($12 million), and higher owned, leased, and other revenue net of direct expenses ($9 million). These increases were partially offset by higher depreciation, amortization, and other expense ($25 million), lower gains and other income ($10 million), higher equity in losses ($4 million), and higher income taxes ($3 million).
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not required by, or presented in accordance with United States generally accepted accounting principles (“GAAP”), reflects net income excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization expense which we report under "Depreciation, amortization, and other" as well as depreciation we include under "Reimbursed costs" in our Income Statement, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
We also believe that Adjusted EBITDA, another non-GAAP financial measure, is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects adjustments to exclude pre-tax impairment charges of $15 million in the 2014 second quarter and $25 million in the 2014 first half, and share-based compensation expense for all periods presented. We recorded the impairment charges in "Depreciation, amortization, and other" caption of our Income Statement following an evaluation of our three EDITION hotels for recovery and determination that our cost estimates exceeded our total fixed sales price. We did not allocate these charges to any of our segments. Further, because companies use share-based payment awards differently, both in the type and quantity of awards granted, we excluded share-based compensation expense to address considerable variability among companies in recording compensation expense. We believe that Adjusted EBITDA that excludes these items is a meaningful measure of our operating performance because it permits period-over-period comparisons of our ongoing core operations before these items and facilitates our comparison of results before these items with results from other lodging companies.
EBITDA and Adjusted EBITDA have limitations and should not be considered in isolation or as substitutes for performance measures calculated under GAAP. Both of these non-GAAP measures exclude certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate EBITDA and in particular Adjusted EBITDA differently than we do or may not calculate them at all, limiting the usefulness of EBITDA and Adjusted EBITDA as comparative measures.
We show our 2014 and 2013 second quarter and first half EBITDA and Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Income	$192	$179	$364	$315
Interest expense	30	29	60	60
Tax provision	93	84	152	149
Depreciation and amortization	32	33	58	58
Depreciation classified in reimbursed costs	13	12	25	24
Interest expense from unconsolidated joint ventures	1	1	2	2
Depreciation and amortization from unconsolidated joint ventures	3	3	7	6
EBITDA	$364	$341	$668	$614
EDITION impairment charge	15	—	25	—
Share-based compensation (including share-based compensation reimbursed by third-party owners)	29	31	54	61
Adjusted EBITDA	$408	$372	$747	$675

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
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, the four new operating segments do not meet the criteria to be reportable and we combined them into an "all other" category, which we refer to as "International." We revised prior period business segment information to conform to our new business segment presentation. See Footnote No. 11, “Business Segments,” to our Financial Statements for further information on our segment changes and other information about each segment, including revenues and a reconciliation of segment results to net income.
We added 282 properties (38,684 rooms) and 45 properties (8,040 rooms) exited our system since the end of the 2013 second quarter. These figures do not include residential units. During that time we also added three residential properties (161 units) and no residential properties exited the system.
See the "CONSOLIDATED RESULTS" caption earlier in this report for further information.
Second Quarter. Total segment financial results (as defined in Footnote No. 11, "Business Segments") increased by $54 million to $379 million in the 2014 second quarter from $325 million in the 2013 second quarter, and total segment revenues increased by $223 million to $3,417 million in the 2014 second quarter, a 7 percent increase from revenues of $3,194 million in the 2013 second quarter.
The quarter-over-quarter increase in segment revenues of $223 million was a result of $161 million of higher cost reimbursements revenue, an $18 million increase in incentive management fees, a $17 million increase in franchise fees, $17 million of higher owned, leased, and other revenue, and $10 million of higher base management fees. The quarter-over-quarter increase in segment results of $54 million across our business reflected a $17 million increase in franchise fees, $18 million of higher incentive management fees, a $10 million increase in base management fees, a $4 million decrease in general, administrative, and other expenses, a $3 million increase in equity in losses, $2 million increase in depreciation and amortization expense, and no change in owned, leased, and other revenue net of direct expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2014 second quarter, 40 percent of our managed properties paid incentive management fees to us versus 34 percent in the 2013 second quarter. Also, 70 International segment properties, 25 North American Full-Service segment properties and 13 North American Limited-Service segment properties, which did not earn any incentive management fees in the year-ago quarter earned a combined $10 million in incentive management fees in the 2014 second quarter. In North America, 23 percent of managed properties paid incentive management fees to us in the 2014 second quarter, compared to 19 percent in the 2013 second quarter.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the 2013 second quarter, worldwide comparable company-operated house profit margins in the 2014 second quarter increased by 0.8 percentage points and worldwide comparable company-operated house profit per available room ("HP-PAR") increased by 6.8 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and improved productivity. These same factors contributed to North American company-operated house profit margins increasing by 1.1 percentage points compared to the 2013 second quarter. HP-PAR at those same properties increased by 8.0 percent. International company-operated house profit margins increased by 0.3 percentage points, and HP-PAR at those properties increased by 4.7 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.

First Half. Total segment financial results increased by $76 million to $690 million in the 2014 first half from $614 million in the 2013 first half, and total segment revenues increased by $378 million to $6,653 million in the 2014 first half, a 6 percent increase from revenues of $6,275 million in the 2013 first half.
The year-over-year increase in segment revenues of $378 million was a result of $289 million of higher cost reimbursements revenue, a $29 million increase in franchise fees, $25 million of higher owned, leased, and other revenue, a $23 million increase in incentive management fees, and $12 million of higher base management fees. The year-over-year increase in segment results of $76 million across our business reflected a $29 million increase in franchise fees, $23 million of higher incentive management fees, $12 million increase in base management fees, $6 million decrease in general, administrative, and other expenses, $4 million increase in equity in losses, $2 million of higher owned, leased, and other revenue net of direct expenses, and no change in depreciation, amortization, and other expense. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2014 first half, 43 percent of our managed properties paid incentive management fees to us versus 37 percent in the 2013 first half. Also, 75 International segment properties, 23 North American Full-Service segment properties and 14 North American Limited-Service segment properties, which did not earn any incentive management fees in the 2013 first half earned a combined $12 million in incentive management fees in the 2014 first half. In North America, 26 percent of managed properties paid incentive management fees to us in the 2014 first half, compared to 22 percent in the 2013 first half.
Compared to the 2013 first half, worldwide comparable company-operated house profit margins in the 2014 first half increased by 1.0 percentage points and worldwide comparable company-operated HP-PAR increased by 8.5 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and improved productivity. These same factors contributed to North American company-operated house profit margins increasing by 1.3 percentage points compared to the 2013 first half. HP-PAR at those same properties increased by 10.3 percent. International company-operated house profit margins increased by 0.5 percentage points, and HP-PAR at those properties increased by 5.2 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.

Summary of Properties by Brand
Including residential properties, we added 162 lodging properties (18,729 rooms) during the 2014 second quarter, while 9 properties (1,134 rooms) exited the system, increasing our total properties to 4,087 (696,926 rooms). These figures include 40 home and condominium products (4,228 units), for which we manage the related owners’ associations.
Unless otherwise indicated, our references to Marriott Hotels throughout this report include JW Marriott and Marriott Conference Centers, references to Renaissance Hotels include Renaissance ClubSport, and references to Fairfield Inn & Suites include Fairfield Inn.

At June 30, 2014, we operated, franchised, and licensed the following properties by brand:

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels	130	68,616	184	56,070	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	7	2,911	—	—
Renaissance Hotels	33	15,035	42	12,035	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	—	—	34	8,842	—	—
The Ritz-Carlton	38	11,300	—	—	—	—
The Ritz-Carlton-Residential (1)	30	3,598	—	—	—	—
Courtyard	275	43,284	570	75,788	—	—
Fairfield Inn & Suites	4	1,200	694	62,288	—	—
SpringHill Suites	29	4,582	282	31,955	—	—
Residence Inn	119	17,406	516	59,506	—	—
TownePlace Suites	18	2,028	210	20,655	—	—
Timeshare (2)	—	—	47	10,731	—	—
Total U.S. Locations	706	187,797	2,588	341,130	—	—

Non-U.S. Locations
Marriott Hotels	140	41,093	39	11,545	—	—
JW Marriott	39	14,388	4	1,016	—	—
Renaissance Hotels	55	18,120	27	7,625	—	—
Autograph Collection	3	584	19	2,584	5	348
Protea Hotels	53	6,039	59	3,956	—	—
The Ritz-Carlton	47	13,777	—	—	—	—
The Ritz-Carlton-Residential (1)	9	575	1	55	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	2	251	—	—	—	—
AC Hotels by Marriott	—	—	—	—	73	8,310
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	28	4,423	—	—	—	—
Courtyard	66	14,179	56	9,861	—	—
Fairfield Inn & Suites	1	148	16	1,944	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	18	2,600	—	—
TownePlace Suites	—	—	3	426	—	—
Timeshare (2)	—	—	15	2,323	—	—
Total Non-U.S. Locations	455	115,022	260	44,319	78	8,658

Total	1,161	302,819	2,848	385,449	78	8,658

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended June 20, 2014 and includes products that are in active sales as well as those that are sold out.

(3)	Properties operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

Total Lodging Properties by Segment
At June 30, 2014, we operated, franchised, and licensed the following properties by segment:

	Total Lodging Properties
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Segment (1)
Marriott Hotels	314	15	329	124,686	5,355	130,041
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	22	1	23	12,646	221	12,867
Renaissance Hotels	75	3	78	27,070	1,003	28,073
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	34	1	35	8,842	233	9,075
The Ritz-Carlton	38	1	39	11,300	267	11,567
The Ritz-Carlton-Residential (2)	30	2	32	3,598	214	3,812
The Ritz-Carlton Serviced Apartments	—	—	—	—	—	—
	530	23	553	199,504	7,293	206,797
North American Limited-Service Segment (1)
Courtyard	845	21	866	119,072	3,835	122,907
Fairfield Inn & Suites	698	14	712	63,488	1,610	65,098
SpringHill Suites	311	2	313	36,537	299	36,836
Residence Inn	635	20	655	76,912	2,928	79,840
TownePlace Suites	228	3	231	22,683	426	23,109
	2,717	60	2,777	318,692	9,098	327,790
International Segment (1)
Marriott Hotels	—	164	164	—	47,283	47,283
JW Marriott	—	42	42	—	15,183	15,183
Renaissance Hotels	—	79	79	—	24,742	24,742
Autograph Collection (3)	—	26	26	—	3,283	3,283
Protea Hotels	—	112	112	—	9,995	9,995
Courtyard	—	101	101	—	20,205	20,205
Fairfield Inn & Suites	—	3	3	—	482	482
Residence Inn	—	4	4	—	421	421
AC Hotels by Marriott (3)	—	73	73	—	8,310	8,310
Marriott Executive Apartments	—	28	28	—	4,423	4,423
The Ritz-Carlton	—	46	46	—	13,510	13,510
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	2	2	—	251	251
The Ritz-Carlton-Residential (2)	—	8	8	—	416	416
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	—	695	695	—	149,285	149,285

Timeshare (4)	47	15	62	10,731	2,323	13,054

Total	3,294	793	4,087	528,927	167,999	696,926

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
All AC Hotels by Marriott properties and five Autograph Collection properties included in this table are operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

(4)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended June 20, 2014 and includes products that are in active sales as well as those that are sold out.

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, and for our International segment by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Three Months Ended June 30, 2014	Change vs. Three Months Ended June 30, 2013		Three Months Ended June 30, 2014	Change vs. Three Months Ended June 30, 2013
Marriott Hotels
Occupancy	79.0%	1.5%	pts.	76.7%	1.3%	pts.
Average Daily Rate	$189.56	2.3%		$172.67	3.2%
RevPAR	$149.83	4.3%		$132.47	5.0%
Renaissance Hotels
Occupancy	78.7%	0.9%	pts.	77.7%	1.9%	pts.
Average Daily Rate	$182.54	2.1%		$163.86	2.6%
RevPAR	$143.65	3.2%		$127.32	5.2%
Autograph Collection
Occupancy	*	*		79.4%	0.6%	pts.
Average Daily Rate	*	*		$233.75	8.3%
RevPAR	*	*		$185.55	9.1%
The Ritz-Carlton North America
Occupancy	75.9%	1.2%	pts.	75.9%	1.2%	pts.
Average Daily Rate	$337.09	4.7%		$337.09	4.7%
RevPAR	$255.78	6.4%		$255.78	6.4%
Composite North American Full-Service
Occupancy	78.3%	1.3%	pts.	76.8%	1.3%	pts.
Average Daily Rate	$202.08	2.6%		$183.35	3.5%
RevPAR	$158.25	4.4%		$140.82	5.3%
Residence Inn
Occupancy	81.7%	0.9%	pts.	83.1%	1.4%	pts.
Average Daily Rate	$135.18	3.8%		$131.47	3.9%
RevPAR	$110.48	5.0%		$109.23	5.7%
Courtyard
Occupancy	76.4%	2.4%	pts.	77.0%	1.8%	pts.
Average Daily Rate	$130.37	4.8%		$130.39	4.2%
RevPAR	$99.66	8.2%		$100.42	6.7%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	75.1%	2.0%	pts.
Average Daily Rate	nm	nm		$104.38	4.3%
RevPAR	nm	nm		$78.38	7.3%
TownePlace Suites
Occupancy	78.9%	9.3%	pts.	79.3%	3.2%	pts.
Average Daily Rate	$95.01	9.5%		$97.36	5.8%
RevPAR	$74.95	24.1%		$77.20	10.3%
SpringHill Suites
Occupancy	79.7%	2.3%	pts.	78.9%	2.4%	pts.
Average Daily Rate	$112.00	3.0%		$113.96	3.7%
RevPAR	$89.27	6.2%		$89.88	6.9%
Composite North American Limited-Service
Occupancy	78.2%	2.2%	pts.	78.4%	1.9%	pts.
Average Daily Rate	$129.07	4.5%		$121.44	4.1%
RevPAR	$100.96	7.6%		$95.25	6.8%
Composite North American - All
Occupancy	78.3%	1.7%	pts.	77.8%	1.7%	pts.
Average Daily Rate	$173.49	3.1%		$144.37	3.7%
RevPAR	$135.80	5.3%		$112.36	6.0%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended June 30, 2014	Change vs. Three Months Ended June 30, 2013		Three Months Ended June 30, 2014	Change vs. Three Months Ended June 30, 2013
Caribbean and Latin America (1)
Occupancy	73.5%	1.8%	pts.	72.3%	1.7%	pts.
Average Daily Rate	$232.45	10.0%		$200.85	8.0%
RevPAR	$170.88	12.7%		$145.15	10.6%
Europe
Occupancy	77.9%	0.5%	pts.	75.9%	0.8%	pts.
Average Daily Rate	$205.60	0.6%		$195.92	0.6%
RevPAR	$160.25	1.3%		$148.74	1.6%
Middle East and Africa
Occupancy	62.8%	1.7%	pts.	63.4%	2.1%	pts.
Average Daily Rate	$187.10	1.2%		$183.10	1.5%
RevPAR	$117.57	3.9%		$116.06	4.9%
Asia Pacific
Occupancy	72.8%	2.0%	pts.	73.3%	2.0%	pts.
Average Daily Rate	$173.24	2.6%		$172.56	2.8%
RevPAR	$126.19	5.5%		$126.51	5.6%
Total International (2)
Occupancy	73.6%	1.4%	pts.	73.2%	1.5%	pts.
Average Daily Rate	$194.31	2.5%		$187.63	2.5%
RevPAR	$143.03	4.5%		$137.37	4.6%
Total Worldwide (3)
Occupancy	76.8%	1.6%	pts.	77.0%	1.7%	pts.
Average Daily Rate	$179.76	2.9%		$151.39	3.5%
RevPAR	$138.07	5.1%		$116.63	5.8%

(1)	Due to significant inflation in Venezuela, in the 2014 second quarter we removed our three hotels in that country from our set of comparable properties.

(2)
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

(3)
Company-operated and systemwide statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, Autograph Collection, Gaylord Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Six Months Ended June 30, 2014	Change vs. Six Months Ended June 30, 2013		Six Months Ended June 30, 2014	Change vs. Six Months Ended June 30, 2013
Marriott Hotels
Occupancy	76.1%	1.6%	pts.	73.6%	1.6%	pts.
Average Daily Rate	$187.95	2.6%		$172.02	3.3%
RevPAR	$142.99	4.8%		$126.67	5.6%
Renaissance Hotels
Occupancy	74.9%	1.2%	pts.	73.8%	2.0%	pts.
Average Daily Rate	$177.78	1.8%		$161.07	2.6%
RevPAR	$133.20	3.5%		$118.89	5.5%
Autograph Collection
Occupancy	*	*		77.8%	1.1%	pts.
Average Daily Rate	*	*		$235.50	8.9%
RevPAR	*	*		$183.24	10.4%
The Ritz-Carlton North America
Occupancy	74.2%	1.1%	pts.	74.2%	1.1%	pts.
Average Daily Rate	$342.66	4.2%		$342.66	4.2%
RevPAR	$254.19	5.8%		$254.19	5.8%
Composite North American Full-Service
Occupancy	75.4%	1.5%	pts.	73.8%	1.6%	pts.
Average Daily Rate	$200.94	2.7%		$183.01	3.5%
RevPAR	$151.60	4.8%		$135.05	5.8%
Residence Inn
Occupancy	78.5%	1.9%	pts.	79.3%	1.8%	pts.
Average Daily Rate	$132.80	3.0%		$128.95	3.4%
RevPAR	$104.24	5.5%		$102.20	5.7%
Courtyard
Occupancy	71.5%	2.7%	pts.	72.1%	1.8%	pts.
Average Daily Rate	$129.09	4.3%		$128.46	4.0%
RevPAR	$92.30	8.4%		$92.64	6.6%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	69.5%	1.8%	pts.
Average Daily Rate	nm	nm		$101.77	3.7%
RevPAR	nm	nm		$70.72	6.4%
TownePlace Suites
Occupancy	73.9%	8.2%	pts.	74.9%	3.5%	pts.
Average Daily Rate	$94.84	6.8%		$96.13	4.3%
RevPAR	$70.11	20.1%		$72.00	9.3%
SpringHill Suites
Occupancy	74.7%	1.9%	pts.	74.6%	2.6%	pts.
Average Daily Rate	$112.69	2.3%		$111.88	3.3%
RevPAR	$84.18	4.9%		$83.48	7.0%
Composite North American Limited-Service
Occupancy	73.7%	2.6%	pts.	73.8%	2.0%	pts.
Average Daily Rate	$127.73	3.9%		$119.32	3.7%
RevPAR	$94.18	7.6%		$88.01	6.5%
Composite North American - All
Occupancy	74.8%	1.9%	pts.	73.8%	1.8%	pts.
Average Daily Rate	$172.65	2.9%		$143.23	3.5%
RevPAR	$129.10	5.6%		$105.67	6.2%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Six Months Ended June 30, 2014	Change vs. Six Months Ended June 30, 2013		Six Months Ended June 30, 2014	Change vs. Six Months Ended June 30, 2013
Caribbean and Latin America (1)
Occupancy	76.0%	2.3%	pts.	72.8%	2.2%	pts.
Average Daily Rate	$258.58	7.4%		$219.37	6.2%
RevPAR	$196.43	10.8%		$159.62	9.5%
Europe
Occupancy	70.7%	1.0%	pts.	68.8%	1.2%	pts.
Average Daily Rate	$194.84	0.4%		$186.72	0.6%
RevPAR	$137.79	1.8%		$128.50	2.5%
Middle East and Africa
Occupancy	62.1%	1.4%	pts.	62.8%	1.8%	pts.
Average Daily Rate	$195.78	(0.6)%		$190.70	(0.2)%
RevPAR	$121.52	1.8%		$119.70	2.7%
Asia Pacific
Occupancy	72.0%	2.1%	pts.	72.4%	2.1%	pts.
Average Daily Rate	$178.74	2.8%		$177.27	3.0%
RevPAR	$128.73	6.0%		$128.43	6.1%
Total International (2)
Occupancy	70.9%	1.7%	pts.	70.1%	1.7%	pts.
Average Daily Rate	$196.79	2.3%		$189.19	2.4%
RevPAR	$139.46	4.8%		$132.62	5.0%
Total Worldwide (3)
Occupancy	73.5%	1.8%	pts.	73.1%	1.8%	pts.
Average Daily Rate	$179.96	2.7%		$150.75	3.3%
RevPAR	$132.35	5.3%		$110.27	5.9%

(1)
Due to significant inflation in Venezuela, in the 2014 second quarter we removed our three hotels in that country from our set of comparable properties. Statistics have been adjusted as if the change had been made at the beginning of the year.

(2)
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

(3)
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

	Three Months Ended			Six Months Ended
($ in millions)	June 30, 2014	June 30, 2013	Change 2014/2013	June 30, 2014	June 30, 2013	Change 2014/2013
Segment revenues	$2,099	$2,027	4%	$4,148	$4,055	2%
Segment results	$154	$135	14%	$285	$268	6%
Since the 2013 second quarter, across our North American Full-Service segment we added 16 properties (4,525 rooms) and 7 properties (2,946 rooms) left the system.
Second Quarter. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, RevPAR for comparable systemwide North American Full-Service properties increased by 5.3 percent to $140.82, occupancy for these properties increased by 1.3 percentage points to 76.8 percent, and average daily rates increased by 3.5 percent to $183.35.
The $19 million increase in segment results, compared to the 2013 second quarter, was primarily driven by $10 million of higher incentive management fees, $4 million in higher franchise fees, and by $4 million of lower depreciation, amortization, and other expense. Increased incentive management fees were primarily driven by favorable timing of fee recognition and higher net house profits at managed hotels. Higher franchise fees were a result of stronger RevPAR due to increased demand and new unit growth. The decrease in depreciation, amortization, and other expense was primarily a result of accelerated amortization related to contract terminations for two North American Full-Service segment properties in 2013.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $1,869 million in the 2014 second quarter, compared to $1,817 million in the 2013 second quarter.
First Half. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, RevPAR for comparable systemwide North American Full-Service properties increased by 5.8 percent to $135.05, occupancy for these properties increased by 1.6 percentage points to 73.8 percent, and average daily rates increased by 3.5 percent to $183.01.
The $17 million increase in segment results, compared to the 2013 first half, was primarily driven by $9 million of higher incentive management fees and $7 million of higher franchise fees. Increased incentive management fees were primarily driven by higher net house profit at managed hotels as well as favorable timing of fee recognition. Higher franchise fees were a result of stronger RevPAR due to increased demand and new unit growth.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $3,707 million in the 2014 first half, compared to $3,641 million in the 2013 first half.
North American Limited-Service includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites located in the United States and Canada.

	Three Months Ended			Six Months Ended
($ in millions)	June 30, 2014	June 30, 2013	Change 2014/2013	June 30, 2014	June 30, 2013	Change 2014/2013
Segment revenues	$750	$659	14%	$1,417	$1,267	12%
Segment results	$151	$135	12%	$266	$241	10%
Since the 2013 second quarter, across our North American Limited-Service segment we added 105 properties (12,775 rooms) and 27 properties (2,739 rooms) left the system. The majority of the properties that left the system were Fairfield Inn & Suites and Residence Inn properties.
Second Quarter. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, RevPAR for comparable systemwide North American Limited-Service properties increased by 6.8 percent to

$95.25, occupancy for these properties increased by 1.9 percentage points to 78.4 percent, and average daily rates increased by 4.1 percent to $121.44.
The $16 million increase in segment results, compared to the 2013 second quarter, primarily reflected $11 million of higher franchise fees, and $5 million in higher base management fees. Higher franchise and management fees were driven by higher RevPAR for comparable properties and new unit growth, and includes the recognition of $3 million in previously deferred management fees.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $556 million in the 2014 second quarter, compared to $482 million in the 2013 second quarter.
First Half. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, RevPAR for comparable systemwide North American Limited-Service properties increased by 6.5 percent to $88.01, occupancy for these properties increased by 2.0 percentage points to 73.8 percent, and average daily rates increased by 3.7 percent to $119.32.
The $25 million increase in segment results, compared to the 2013 first half, primarily reflected $19 million of higher franchise fees and $5 million of higher base management fees. Higher franchise and management fees were driven by higher RevPAR for comparable properties and new unit growth partly offset by lower conversions to franchised from managed properties, and includes the recognition of $3 million in previously deferred management fees.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,067 million in the 2014 first half, compared to $943 million in the 2013 first half.
International includes properties, regardless of brand, that are located outside the United States and Canada.

	Three Months Ended			Six Months Ended
($ in millions)	June 30, 2014	June 30, 2013	Change 2014/2013	June 30, 2014	June 30, 2013	Change 2014/2013
Segment revenues	$568	$508	12%	$1,088	$953	14%
Segment results	$74	$55	35%	$139	$105	32%
Since the 2013 second quarter, across our International segment we added 164 properties (21,293 rooms), including 113 properties (10,016 rooms) related to the Protea Hotels acquisition, and 10 properties (2,301 rooms) left the system.
Second Quarter. For the three months ended June 30, 2014, compared to the three months ended June 30, 2013, RevPAR for comparable systemwide international properties increased by 4.6 percent to $137.37, occupancy for these properties increased by 1.5 percentage points to 73.2 percent, and average daily rates increased by 2.5 percent to $187.63. See "Business and Overview" for a discussion of International segment regional drivers of results.
The $19 million increase in segment results, compared to the 2013 second quarter, consisted primarily of $7 million of higher incentive management fees, $6 million of higher base management and franchise fees, $5 million of lower general, administrative and other expenses, $3 million of higher owned, leased, and other revenue net of direct expenses, partially offset by $2 million in higher depreciation, amortization, and other expense. Increased incentive management fees were primarily driven by higher net house profit at managed hotels and new unit growth, partially offset by unfavorable timing of fee recognition. The increase in base management and franchise fees were driven by higher RevPAR for comparable properties due to increased demand and new unit growth. The increase in owned, leased, and other revenue net of direct expenses largely reflected $4 million in higher costs in 2013 related to three leases we terminated, $3 million higher branding fees, $3 million in favorable results at one owned and several leased properties, and $2 million from Protea leases acquired during the quarter, partially offset by an unfavorable variance of $5 million in termination fees recognized in 2013, $2 million for properties converted to managed in 2013, and $2 million from a property closure for renovations. The decrease in general, administrative and other expenses was primarily due to a $5 million performance cure payment for one property in 2013. The $2 million increase in depreciation, amortization, and other expense was primarily related to new unit growth primarily from Protea Hotels acquired during the quarter.
Cost reimbursements revenue and expenses for our International segment properties totaled $321 million in the 2014 second quarter, compared to $286 million in the 2013 second quarter.
First Half. For the six months ended June 30, 2014, compared to the six months ended June 30, 2013, RevPAR for comparable systemwide international properties increased by 5.0 percent to $132.62, occupancy for these properties increased by 1.7 percentage points to 70.1 percent, and average daily rates increased by 2.4 percent to $189.19. See "Business and Overview" for a discussion of results in the various International segment regions.
The $34 million increase in segment results, compared to the 2013 first half, consisted primarily of $12 million of higher incentive management fees, $9 million of higher base management and franchise fees, $6 million of higher owned, leased, and other revenue net of direct expenses, $6 million of lower general, administrative and other expenses. Increased incentive management fees were primarily driven by higher net house profit at managed hotels and new unit growth, and favorable timing of fee recognition. The increase in base management and franchise fees was driven by new unit growth and higher RevPAR, partially offset by the impact of unfavorable foreign exchange rates and contract terminations. The increase in owned, leased, and other revenue net of direct expenses largely reflected favorable results of $7 million at one owned and several leased properties, $5 million in higher costs in 2013 related to three leases we terminated, and $2 million from Protea leases acquired in the second quarter, partially offset by $3 million from a property closure for renovations and an unfavorable variance of $5 million in termination fees recognized in 2013. The decrease in general, administrative and other expenses was primarily due to a $5 million performance cure payment for one property in 2013.
Cost reimbursements revenue and expenses for our International segment properties totaled $625 million in the 2014 first half, compared to $526 million in the 2013 first half.
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
During the 2014 first half, we granted 1.9 million RSUs, 0.2 million performance-based RSUs, 0.3 million SARs, and 0.1 million stock options. See Footnote No. 3, “Share-Based Compensation,” to our Financial Statements for more information.
NEW ACCOUNTING STANDARDS
See Footnote No.1, "Basis of Presentation," to our Financial Statements for information on our anticipated adoption of a recently issued accounting standard.

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
At June 30, 2014, our available borrowing capacity amounted to $1,106 million and reflected borrowing capacity of $914 million under our Credit Facility and our cash balance of $192 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,086 million of outstanding commercial paper. No letters of credit are outstanding under our Credit Facility.
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
Cash and cash equivalents totaled $192 million at June 30, 2014, an increase of $66 million from year-end 2013, reflecting cash inflows associated with the following: operating cash inflows ($669 million), dispositions ($292 million) primarily related to The London EDITION sale (see Footnote No. 12, "Acquisitions and Dispositions" for more information on our dispositions), increased borrowings related to the issuance of commercial paper ($250 million), and common stock issuances ($99 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($657 million), acquisition of Protea Hotels ($184 million, see Footnote No. 12, "Acquisitions and Dispositions" for additional information), capital expenditures ($156 million), dividend payments ($109 million), loan advances, net of collections ($86 million), contract acquisition costs ($28 million), net other investing cash outflows ($16 million), equity and cost method investments ($5 million), and long-term debt repayments ($3 million).
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2014 first half. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $156 million in the 2014 first half and $148 million in the 2013 first half that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the 2014 first half increased by $8 million compared to the year-ago period, primarily due to increased spending for our EDITION hotels (see Footnote No. 12, "Acquisitions and Dispositions" for more information). We expect investment spending for the 2014 full year will total approximately $800 million to $1 billion, including approximately $150 million for maintenance capital spending and $193 million for Protea Hotels. See Footnote No. 12, "Acquisitions and Dispositions" for additional information on the acquisition of Protea Hotels. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2014 first half.
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
From time to time we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances (advances, net of collections), amounted to $(86) million in the 2014 first half and $39 million in the 2013 first half. In the 2014 first half, our notes receivable balance for senior, mezzanine, and other loans increased by $71 million, primarily reflecting the issuance of the $85 million mezzanine loan (net of a $15 million discount) described in Footnote No. 7, "Notes Receivable," partially offset by collections on two MVW notes receivable issued to us in 2011 in conjunction with the Timeshare spin-off.
Spin-off Cash Tax Benefits
As noted in Footnote No. 2, “Income Taxes,” all tax matters that could affect the Company's cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in 2013, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $363 million of those benefits through 2013, and expect to realize approximately $58 million of further cash tax benefits in the remainder of 2014.
Contractual Obligations
As of the end of the 2014 second quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.

At the end of the 2014 second quarter, debt increased by $205 million to $3,404 million, compared to $3,199 million at year-end 2013, and reflected a $252 million increase in commercial paper borrowings, partially offset by decreases of $47 million in other debt (which includes capital leases) primarily related to the sale of our right to acquire the landlord’s interest in a leased real estate property and certain attached assets of the property. At the end of the 2014 second quarter, future debt payments plus interest (not including capital leases) totaled $3,836 million and are due as follows: $56 million in 2014; $424 million in 2015; $373 million in 2016; $358 million in 2017; $1,142 million in 2018; and $1,483 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2014 second quarter, our long-term debt had an average interest rate of 3.2 percent and an average maturity of approximately 4.5 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2014 second quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Form 10-K, other than those described below resulting from changes in the amount of guarantees where we are the primary obligor.
At the end of the 2014 second quarter, guarantees where we are the primary obligor decreased by $24 million to $175 million, compared to $199 million at year-end 2013, and reflected a $15 million decrease in debt service guarantees, an $8 million decrease in operating profit guarantees and a $1 million decrease in other guarantees. At the end of the 2014 second quarter, future guarantee commitment expirations are as follows: $17 million in 2014; $10 million in 2015; $3 million in 2016; $24 million in 2017; $18 million in 2018; and $103 million thereafter.
See the "Guarantees" caption in Footnote No. 10, "Contingencies" for additional information on our guarantees.
Share Repurchases
We purchased 12.0 million shares of our common stock during the 2014 first half, at an average price of $54.46 per share. As of June 30, 2014, 27.3 million shares remained available for repurchase under authorizations from our Board of Directors. See Part II, Item 2 of this report for more information on our share repurchases.
Dividends
Our Board of Directors declared the following quarterly cash dividends in the first half: (1) $0.17 per share declared February 14, 2014 and paid March 28, 2014 to shareholders of record as of February 28, 2014; and (2) $0.20 per share declared May 9, 2014 and paid June 27, 2014 to shareholders of record as of May 23, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2013 Form 10-K. Since the date of our 2013 Form 10-K, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.

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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2014 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, or disrupt our business. We currently operate or franchise hotels and resorts in 79 countries, and our operations outside the United States represented approximately 18 percent of our revenues in the 2014 second quarter. We expect that the international share of our total revenues will continue to increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, and laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations.
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
Some hotel openings in our existing development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under signed contracts. The eventual opening of the hotels in our development pipeline and, in particular, the hotels approved for development that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Accordingly, we cannot assure you that our development pipeline, and in particular hotels approved for development, will result in new hotels that enter our system, or that those hotels will open when we anticipate.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2014 - April 30, 2014	2.0	$55.62	2.0	30.3
May 1, 2014 - May 31, 2014	0.3	$59.00	0.3	30.0
June 1, 2014 - June 30, 2014	2.7	$62.53	2.7	27.3

(1)
On February 14, 2014, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. Prior to that authorization, we had announced on February 15, 2013, that our Board of Directors had increased, by 25 million shares, the authorization to repurchase our common stock. As of June 30, 2014, 27.3 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

10	Marriott International, Inc. Stock and Cash Incentive Plan	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013; (iii) the Condensed Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
30th day of July, 2014

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)