Form 10-Q/A
period 2014-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2014-09-05
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q/A
(Amendment #1)
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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 with the Securities and Exchange Commission ("SEC") on July 30, 2014 (the "Original Filing"). This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being filed solely to amend the Original Filing signature page of Exhibits 31.1, 31.2, and 32, the Chief Executive and Chief Financial Officers Section 302 and 906 Certifications, to provide the conformed signatures which were inadvertently omitted from the Original Filing. Pursuant to SEC rules, the Amendment and Certifications are dated as of September 5, 2014. The original signature pages were fully executed on July 30, 2014 and were in our possession at the time of issuing the Original Filing.
Except as described above, no other changes to the Form 10-Q are included in this Amendment. This Amendment, including the Certifications, speak only as of the date of the Original Filing, and the Amendment does not modify or update the disclosures presented in the Form 10-Q other than as noted above, and does not reflect events occurring after the filing of the Form 10-Q, which provides information as of the date thereof.

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
5th day of September, 2014

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)