Form 10-Q
period 2014-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2014-10-29
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 283,360,811 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 17, 2014.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
REVENUES
Base management fees	$178	$150	$509	$469
Franchise fees	203	175	560	503
Incentive management fees	67	53	220	183
Owned, leased, and other revenue	244	220	747	690
Cost reimbursements	2,768	2,562	8,201	7,720
	3,460	3,160	10,237	9,565
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	189	172	573	532
Reimbursed costs	2,768	2,562	8,201	7,720
Depreciation, amortization, and other	33	34	116	92
General, administrative, and other	172	147	479	471
	3,162	2,915	9,369	8,815
OPERATING INCOME	298	245	868	750
Gains and other income	1	1	4	14
Interest expense	(29)	(28)	(89)	(88)
Interest income	8	5	17	13
Equity in earnings (losses)	12	—	6	(2)
INCOME BEFORE INCOME TAXES	290	223	806	687
Provision for income taxes	(98)	(63)	(250)	(212)
NET INCOME	$192	$160	$556	$475
EARNINGS PER SHARE-Basic
Earnings per share	$0.66	$0.53	$1.90	$1.55
EARNINGS PER SHARE-Diluted
Earnings per share	$0.65	$0.52	$1.86	$1.51
CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.17	$0.57	$0.47
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$192	$160	$556	$475
Other comprehensive income (loss):
Foreign currency translation adjustments	(18)	11	(18)	(2)
Other derivative instrument adjustments, net of tax	3	(6)	4	—
Unrealized gain on available-for-sale securities, net of tax	—	—	2	4
Reclassification of losses (gains), net of tax	1	—	3	(7)
Total other comprehensive income (loss), net of tax	(14)	5	(9)	(5)
Comprehensive income	$178	$165	$547	$470

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and equivalents	$150	$126
Accounts and notes receivable, net	1,030	1,081
Current deferred taxes, net	207	252
Prepaid expenses	54	67
Other	111	27
Assets held for sale	—	350
	1,552	1,903
Property and equipment, net	1,736	1,543
Intangible assets
Goodwill	894	874
Contract acquisition costs and other	1,342	1,131
	2,236	2,005
Equity and cost method investments	234	222
Notes receivable, net	215	142
Deferred taxes, net	597	647
Other	277	332
	$6,847	$6,794
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$7	$6
Accounts payable	612	557
Accrued payroll and benefits	759	817
Liability for guest loyalty programs	657	666
Other	703	629
	2,738	2,675
Long-term debt	3,521	3,147
Liability for guest loyalty programs	1,561	1,475
Other long-term liabilities	869	912
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,753	2,716
Retained earnings	4,156	3,837
Treasury stock, at cost	(8,703)	(7,929)
Accumulated other comprehensive loss	(53)	(44)
	(1,842)	(1,415)
	$6,847	$6,794

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
OPERATING ACTIVITIES
Net income	$556	$475
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	116	92
Share-based compensation	81	89
Income taxes	83	67
Liability for guest loyalty programs	70	5
Working capital changes	(37)	35
Other	81	42
Net cash provided by operating activities	950	805
INVESTING ACTIVITIES
Capital expenditures	(267)	(226)
Dispositions	292	—
Loan advances	(103)	(5)
Loan collections	26	62
Equity and cost method investments	(7)	(16)
Contract acquisition costs	(47)	(36)
Acquisition of a business, net of cash acquired	(184)	—
Other	(14)	(88)
Net cash used in investing activities	(304)	(309)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	375	268
Issuance of long-term debt	—	345
Repayment of long-term debt	(5)	(405)
Issuance of Class A Common Stock	129	141
Dividends paid	(167)	(144)
Purchase of treasury stock	(954)	(644)
Other	—	(1)
Net cash used in financing activities	(622)	(440)
INCREASE IN CASH AND EQUIVALENTS	24	56
CASH AND EQUIVALENTS, beginning of period	126	88
CASH AND EQUIVALENTS, end of period	$150	$144
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries, “we,” “our,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “International.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.
During the 2014 first quarter, we modified the information that our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), reviews to be consistent with our continent structure. This structure aligns our business around geographic regions and is designed to enable us to operate more efficiently and to accelerate worldwide growth. We changed our operating segments to reflect this continent structure and have revised our prior period business segment information accordingly. See Footnote No. 11, “Business Segments.”
Beginning with the 2014 first quarter, we reclassified amounts attributable to depreciation and amortization that we previously reported under the “General, administrative, and other” and “Owned, leased, and other-direct” captions of our Consolidated Statements of Income and presented these amounts in a separate “Depreciation, amortization, and other” caption. We continue to report depreciation amounts that third party owners reimburse to us under “Reimbursed costs” in our Consolidated Statements of Income. In addition, in our Consolidated Statements of Cash Flows, we reclassified depreciation that third party owners reimburse to us from the “Depreciation, amortization, and other” caption to the “Other” caption. We have reclassified the prior period amounts presented to conform to our 2014 presentation of these items.
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
The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each. As shown below, our 2014 first three quarters had three fewer days of activity than our 2013 first three quarters. Our 2014 fiscal year will also have three fewer days of activity than our 2013 fiscal year.

Reporting Period	Date Range	Number of Days
2014 third quarter	July 1, 2014 - September 30, 2014	92
2013 third quarter	July 1, 2013 - September 30, 2013	92
2014 first three quarters	January 1, 2014 - September 30, 2014	273
2013 first three quarters	December 29, 2012 - September 30, 2013	276
2014	January 1, 2014 - December 31, 2014	365
2013	December 29, 2012 - December 31, 2013	368
Our Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2014, and December 31, 2013, the results of our operations for the three and nine months ended September 30, 2014, and September 30, 2013, and cash flows for the nine months ended September 30, 2014, and September 30, 2013. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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
Our effective tax rate increased from 28.1% to 33.9% for the three months ended September 30, 2014 primarily due to higher pre-tax earnings in the U.S. which are taxed at a higher rate, unrealized foreign exchange gains that were taxed within a foreign jurisdiction, and a favorable 2013 foreign tax true-up not recurring in 2014. Our effective tax rate increased from 30.8% to 31.0% for the nine months ended September 30, 2014 primarily as a result of higher pre-tax earnings in the U.S. which are taxed at a higher rate, unrealized foreign exchange gains that were taxed within a foreign jurisdiction, favorable benefits recognized in 2013 due to retroactive provisions of the American Taxpayer Relief Act of 2012, and other favorable 2013 foreign true-ups that did not recur in 2014. This increase in the effective tax rate for the nine months ended September 30, 2014 was partially offset by a $21 million benefit from the favorable resolution in 2014 of an issue with U.S. federal taxing authorities related to guest marketing.
For the 2014 third quarter, our unrecognized tax benefits balance of $14 million remained unchanged from the 2014 second quarter. For the 2014 first three quarters, our unrecognized tax benefits balance decreased by $20 million from year-end 2013. The unrecognized tax benefits balance included $12 million of tax positions that, if recognized, would impact our effective tax rate.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, the audits of our open tax years 2010 through 2013 are complete, including all matters that could affect the Company's cash tax benefits related to our spin-off in 2011 of our timeshare operations and timeshare development business, while the 2014 tax year audit is currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $105 million in the 2014 first three quarters and $51 million in the 2013 first three quarters.

3.	SHARE-BASED COMPENSATION
Under our Stock and Cash Incentive Plan (the “Stock Plan”), we award: (1) stock options (our “Stock Option Program”) to purchase our Class A Common Stock (“common stock”); (2) stock appreciation rights (“SARs”) for our common stock (our “SAR Program”); (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We grant awards at exercise prices or strike prices that equal the market price of our common stock on the date of grant.
We recorded share-based compensation expense for award grants of $28 million for the 2014 third quarter, $28 million for the 2013 third quarter, $81 million for the 2014 first three quarters, and $89 million for the 2013 first three quarters. Deferred compensation costs related to unvested awards totaled $137 million at September 30, 2014 and $108 million at December 31, 2013.
RSUs
We granted 1.9 million RSUs during the 2014 first three quarters to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million performance-based RSUs (“PSUs”) during the 2014 first three quarters to certain named executive officers and their direct reports, subject to the satisfaction of certain performance conditions over, or at the end of, a three-year vesting period. RSUs, including PSUs, granted in the 2014 first three quarters had a weighted average grant-date fair value of $51.
SARs and Stock Options
We granted 0.3 million SARs and 0.1 million stock options to officers, key employees, and non-employee directors during the 2014 first three quarters. These SARs and options generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2014 first three quarters was $17 and the weighted average exercise price was $53. The weighted average grant-date fair value of stock options granted in the 2014 first three quarters was $17 and the weighted average exercise price was $53.
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

We used the following assumptions to determine the fair value of the SARs and stock options we granted during the 2014 first three quarters:

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
Other Information
As of the end of the 2014 third quarter, we had authorized 27 million shares under the Stock Plan, including 7 million shares under the Stock Option Program and the SAR Program.

4.FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At September 30, 2014		At December 31, 2013
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$215	$216	$142	$145
Marketable securities and other debt securities	44	44	111	111
Total long-term financial assets	$259	$260	$253	$256

Senior Notes	$(2,188)	$(2,292)	$(2,185)	$(2,302)
Commercial paper	(1,211)	(1,211)	(834)	(834)
Other long-term debt	(117)	(122)	(123)	(124)
Other long-term liabilities	(57)	(57)	(50)	(50)
Total long-term financial liabilities	$(3,573)	$(3,682)	$(3,192)	$(3,310)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at the end of our 2014 third quarter was $44 million.

In the 2013 second quarter, we received $22 million in net cash proceeds for the sale of a portion of our shares of a publicly traded company (with an amortized cost of $14 million at the date of sale) and recognized an $8 million gain in the “Gains and other income”caption of our Income Statements. This gain included recognition of unrealized gains that we recorded in other comprehensive income as of the end of the 2013 first quarter. See Footnote No. 12, “Comprehensive Income and Shareholders' (Deficit) Equity”of the 2013 Form 10-K for additional information on our reclassification of these unrealized gains from accumulated other comprehensive income.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 8, “Long-term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2014 third quarter and year-end 2013, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. As noted in Footnote No. 10, “Contingencies,” we measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2014 third quarter and year-end 2013, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 1, “Summary of Significant Accounting Policies” of our 2013 Form 10-K for more information on the input levels we use in determining fair value.

5.	EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$192	$160	$556	$475
Weighted average shares outstanding	288.9	301.9	292.5	306.8
Basic earnings per share	$0.66	$0.53	$1.90	$1.55
Computation of Diluted Earnings Per Share
Net income	$192	$160	$556	$475
Weighted average shares outstanding	288.9	301.9	292.5	306.8
Effect of dilutive securities
Employee stock option and SARs plans	2.9	3.8	3.2	4.1
Deferred stock incentive plans	0.7	0.8	0.7	0.8
Restricted stock units	2.9	3.0	3.0	3.1
Shares for diluted earnings per share	295.4	309.5	299.4	314.8
Diluted earnings per share	$0.65	$0.52	$1.86	$1.51
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We have excluded antidilutive stock options and SARs from our calculation of diluted earnings per share of 0.4 million for both the 2013 third quarter and first three quarters because their exercise prices were greater than the average market prices. We had no antidilutive stock options and SARs for both the 2014 third quarter and first three quarters.

6.	PROPERTY AND EQUIPMENT
The following table shows the composition of our property and equipment balances at the end of the 2014 third quarter and year-end 2013:

	At Period End
($ in millions)	September 30, 2014	December 31, 2013
Land	$541	$535
Buildings and leasehold improvements	771	786
Furniture and equipment	774	789
Construction in progress	566	338
	2,652	2,448
Accumulated depreciation	(916)	(905)
	$1,736	$1,543
See Footnote No. 12, “Acquisitions and Dispositions” for information on a $25 million impairment charge we recorded in the 2014 first half on three EDITION hotels in the “Depreciation, amortization, and other”caption of our Income Statements.

7.	NOTES RECEIVABLE
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2014 third quarter and year-end 2013:

	At Period End
($ in millions)	September 30, 2014	December 31, 2013
Senior, mezzanine, and other loans	$241	$178
Less current portion	(26)	(36)
	$215	$142
We do not have any past due notes receivable amounts at the end of the 2014 third quarter. In the 2014 second quarter, we provided an $85 million mezzanine loan (net of a $15 million discount) to an owner in conjunction with entering into a franchise agreement for an International property. The following table shows the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2014 third quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2014	$7
2015	88
2016	2
2017	2
2018	3
Thereafter	139
Balance at September 30, 2014	$241
Weighted average interest rate at September 30, 2014	6.1%
Range of stated interest rates at September 30, 2014	0 - 9%

The following table shows the unamortized discounts for our notes receivable at the end of the 2014 third quarter and year-end 2013:

Notes Receivable Unamortized Discounts ($ in millions)	Total
Balance at year-end 2013	$12
Balance at September 30, 2014	$26
At the end of the 2014 third quarter, our recorded investment in impaired notes receivable was $108 million, and we had a $95 million reserve for credit losses, leaving $13 million of our investment in impaired loans for which we had no related allowance. At year-end 2013, our recorded investment in impaired notes receivable was $99 million, and we had a $90 million reserve for credit losses, leaving $9 million of our investment in impaired loans for which we had no related allowance. The activity related to our notes receivable reserve during the 2014 first three quarters consisted of an increase to fully reserve for recorded interest on an impaired note receivable. Our average investment in impaired notes receivable totaled $108 million for the 2014 third quarter, $104 million for the 2014 first three quarters, $104 million for the 2013 third quarter and $98 million for the 2013 first three quarters.

8.	LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2014 third quarter and year-end 2013:

	At Period End
($ in millions)	September 30, 2014	December 31, 2013
Senior Notes:
Series G, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.6%)(1)	$313	$312
Series H, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)(1)	289	289
Series I, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)(1)	293	292
Series K, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)(1)	596	595
Series L, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)(1)	349	349
Series M, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)(1)	348	348
Commercial paper, average interest rate of 0.3% at September 30, 2014	1,211	834
$2,000 Credit Facility	—	—
Other	129	180
	3,528	3,199
Less current portion classified in:
Other current liabilities (liabilities held for sale)	—	(46)
Current portion of long-term debt	(7)	(6)
	$3,521	$3,147

(1)	Face amount and effective interest rate are as of September 30, 2014.
We are a party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at September 30, 2014.
We show future principal payments for our debt as of the end of the 2014 third quarter in the following table:

Debt Principal Payments ($ in millions)	Amount
2014	$2
2015	321
2016	297
2017	301
2018	1,220
Thereafter	1,387
Balance at September 30, 2014	$3,528
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $49 million in the 2014 first three quarters and $58 million in the 2013 first three quarters.
Early in the 2014 fourth quarter, we issued $400 million aggregate principal amount of 3.1 percent Series N Notes due 2021 (the “Series N Notes”). We received net proceeds of approximately $394 million from the offering, after deducting the underwriting discount and estimated expenses. We will pay interest on the Series N Notes on April 15 and October 15 of each year, commencing on April 15, 2015. The notes will mature on October 15, 2021, and we may redeem them, in whole or in part, at our option, under the terms provided in the form of Note. We issued the Series N Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, as trustee.

9.	COMPREHENSIVE INCOME AND SHAREHOLDERS' (DEFICIT) EQUITY
The following table details the accumulated other comprehensive (loss) income activity for the 2014 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive (Loss) Income
Balance at year-end 2013	$(31)	$(19)	$6	$(44)
Other comprehensive (loss) income before reclassifications (1)	(18)	4	2	(12)
Amounts reclassified from accumulated other comprehensive loss	—	3	—	3
Net other comprehensive (loss) income	(18)	7	2	(9)
Balance at September 30, 2014	$(49)	$(12)	$8	$(53)

(1)
We present the portions of other comprehensive income before reclassifications for the 2014 first three quarters that relate to unrealized gains on available-for-sale securities net of $1 million of deferred taxes.

The following table details the changes in common shares outstanding and shareholders’ deficit for the 2014 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive (Loss) Income
298.0	Balance at year-end 2013	$(1,415)	$5	$2,716	$3,837	$(7,929)	$(44)
—	Net income	556	—	—	556	—	—
—	Other comprehensive income	(9)	—	—	—	—	(9)
—	Cash dividends ($0.5700 per share)	(167)	—	—	(167)	—	—
5.4	Employee stock plan issuance	149	—	37	(70)	182	—
(16.5)	Purchase of treasury stock	(956)	—	—	—	(956)	—
286.9	Balance at September 30, 2014	$(1,842)	$5	$2,753	$4,156	$(8,703)	$(53)

10.	CONTINGENCIES
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
We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at September 30, 2014 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$51	$14
Operating profit	78	38
Other	15	1
Total guarantees where we are the primary obligor	$144	$53
We included our liability for guarantees at September 30, 2014, for which we are the primary obligor, on our Balance Sheet in “Other long-term liabilities.”
Of the guarantees listed in the preceding table, $13 million of debt service guarantees, $17 million of operating profit guarantees, and $1 million of other guarantees will not be in effect until the underlying properties open and we begin to operate them or certain other events occur.

Not included in the table above is a “put option” agreement we entered into in the 2014 first quarter but which is not currently in effect with the lenders for a construction loan. In conjunction with entering into a management agreement for the Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel's ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space), we agreed in the first quarter of 2014 to provide credit support to the lenders through a “put option” agreement. Under this agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property during the first two years after opening for $315 million. Because we would acquire the building upon exercise of the put option, we have not included the amount in the table above. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not expect that the lenders will exercise this put option. We have no ownership interest in this hotel.
The preceding table also does not include the following guarantees:

•
$87 million of guarantees for Senior Living Services lease obligations of $64 million (expiring in 2018) and lifecare bonds of $23 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $4 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $19 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at September 30, 2014. In conjunction with our consent of the extension in 2011 of certain lease obligations for an additional five-year term until 2018, Sunrise provided us $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our exposure under the lease guarantees and certain other obligations of Sunrise. The letter of credit balance was $75 million at the end of the 2014 third quarter, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $28 million. Most of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $4 million (€3 million) of which remained at September 30, 2014. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation (“MVW”) payment obligations, for which we currently have a total exposure of $13 million, relate to two guarantees. MVW has indemnified us for these obligations. At the end of the 2014 third quarter, we expect these obligations will expire as follows: $3 million in 2018, and $10 million (12 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $1 million at September 30, 2014.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2014 third quarter for this guarantee is $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at September 30, 2014.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments and Letters of Credit
In addition to the guarantees we note in the preceding paragraphs, as of September 30, 2014, we had the following commitments outstanding:

•
A commitment to invest up to $8 million of equity for a non-controlling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $2 million of this commitment in 2015. We do not expect to fund the remaining $6 million of this commitment.

•
A commitment to invest up to $23 million of equity for non-controlling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund this commitment as follows: $3 million in 2015 and $6 million in 2016. We do not expect to fund the remaining $14 million of this commitment prior to the end of the commitment period in 2016.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment in 2015.

•	A commitment to invest $7 million in the renovation of a leased hotel. We expect to fund this commitment by the end of 2014.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next seven years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $19 million (€15 million) in deposits, $14 million (€11 million) of which is remaining. The amounts on deposit are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
Various commitments for the purchase of information technology hardware, software, as well as accounting, finance, and maintenance services in the normal course of business totaling $86 million. We expect to fund these commitments as follows: $64 million in 2014, $17 million in 2015, and $5 million in 2016 and thereafter. The majority of these commitments will be recovered through cost reimbursement charges to properties in our system.

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

At September 30, 2014, we had $77 million of letters of credit outstanding (all outside the Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of September 30, 2014, totaled $143 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the “plaintiffs”) filed a putative class action complaint against us and the Stock Plan (the “defendants”), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), that are in certain circumstances more rapid than those set forth in the awards. The plaintiffs seek damages, attorneys' fees and interest, with no amounts specified. The action is proceeding in the United States District Court for the District of Maryland (Greenbelt Division) and Dennis Walter Bond Sr. and Michael P. Steigman are the remaining named plaintiffs. The parties completed limited discovery concerning Marriott's defense of statute of limitations with respect to Mr. Bond and Mr. Steigman and concerning class certification. We opposed plaintiffs' motion for class certification and sought summary judgment on the issue of statute of limitations in 2012. On August 9, 2013, the court denied our motion for summary judgment on the issue of statute of limitations and deferred its ruling on class certification. We moved to amend the court's judgment on our motion for summary judgment in order to certify an interlocutory appeal, which was denied. On January 7, 2014, the court denied plaintiffs' motion for class certification, and issued a Scheduling Order for full discovery of the remaining issues in this case. The parties completed full discovery and filed cross motions for summary judgment, with a final reply brief to be filed by plaintiffs by December 8, 2014, and a hearing on all motions scheduled for January 12, 2015. We and the Stock Plan have denied all liability, and while we intend to vigorously defend against the claims being made by the plaintiffs, we can give you no assurance about the outcome of this lawsuit. We currently cannot estimate the range of any possible loss to the Company because an amount of damages is not claimed, there is uncertainty as to the full impact of an adverse judgment and the possibility of our prevailing on our statute of limitations defense on appeal may significantly limit any claims for damages.
In March 2012, the Korea Fair Trade Commission (“KFTC”) obtained documents from two of our managed hotels in Seoul, Korea in connection with an investigation which we believe is focused on pricing of hotel services within the Seoul region. Since then, the KFTC has conducted additional fact-gathering at those two hotels and also has collected information from another Marriott managed hotel located in Seoul. We understand that the KFTC also has sought documents from numerous other hotels in Seoul and other parts of Korea that we do not operate, own or franchise. We have not yet received a complaint or other legal process. We are cooperating with this investigation.

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
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, our four new operating segments do not meet the criteria for separate disclosure as reportable business segments. Accordingly, we combined our four new operating segments into an “all other” category which we refer to as “International” and have revised our prior period business segment information to conform to our new business segment presentation.
As of the end of the 2014 third quarter, our three reportable business segments include the following brands:

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

•
International: Marriott Hotels, JW Marriott, Renaissance Hotels, Autograph Collection, Courtyard, AC Hotels by Marriott, Fairfield Inn & Suites, Residence Inn, The Ritz-Carlton (together with residential properties associated with some of The Ritz-Carlton hotels), Bulgari Hotels & Resorts, EDITION, Protea Hotels, Moxy Hotels, and Marriott Executive Apartments properties located outside the United States and Canada.

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
Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
North American Full-Service Segment	$2,042	$1,910	$6,190	$5,965
North American Limited-Service Segment	806	690	2,223	1,957
International Segment	546	491	1,634	1,444
Total segment revenues	3,394	3,091	10,047	9,366
Other unallocated corporate	66	69	190	199
	$3,460	$3,160	$10,237	$9,565
Net Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
North American Full-Service Segment	$122	$105	$407	$373
North American Limited-Service Segment	177	131	443	372
International Segment	62	53	201	158
Total segment financial results	361	289	1,051	903
Other unallocated corporate	(50)	(43)	(173)	(141)
Interest expense and interest income	(21)	(23)	(72)	(75)
Income taxes	(98)	(63)	(250)	(212)
	$192	$160	$556	$475
As a result of the changes to our operating segments discussed above, in the 2014 first quarter we reallocated goodwill among our affected reporting units based on the relative fair value of each remaining or newly identified reporting unit. We also determined that the estimated fair value of each reporting unit exceeded its carrying amount. The following table shows the reclassification of goodwill we previously associated with our former Luxury segment to our North American Full-Service and International segments. The table also reflects goodwill added as a result of our acquisition of the Protea Hotel Group's brands and hotel management business in the 2014 second quarter. See Footnote No. 12, “Acquisitions and Dispositions” for more information.

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Former Luxury Segment	Total Goodwill
Year-end 2013 balance:
Goodwill	$335	$125	$298	$170	$928
Accumulated impairment losses	—	(54)	—	—	(54)
	$335	$71	$298	$170	$874

Segment reclassifications	$57	$—	$113	$(170)	$—
Additions	—	—	20	—	20

September 30, 2014 balance:
Goodwill	$392	$125	$431	$—	$948
Accumulated impairment losses	—	(54)	—	—	(54)
	$392	$71	$431	$—	$894

12.	ACQUISITIONS AND DISPOSITIONS

2014 Acquisitions

In the 2014 second quarter, we acquired the Protea Hotel Group's brands and hotel management business (“Protea Hotels”) for $193 million (ZAR 2.046 billion) in cash and recognized approximately: $184 million (ZAR 1.943 billion) in intangible assets, consisting of deferred contract acquisition costs of $91 million (ZAR 960 million), a brand intangible of $73 million (ZAR 772 million), and goodwill of $20 million (ZAR 211 million); and $9 million (ZAR 103 million) of tangible assets consisting of property and equipment, equity method investments, and other current assets at the acquisition date. As part of the transaction, Protea Hospitality Holdings created an independent property ownership company that retained ownership of the hotels Protea Hospitality Holdings formerly owned, and entered into long-term management and lease agreements with Marriott for these hotels. The property ownership company also retained a number of minority interests in other Protea-managed hotels. As a result of the transaction, we added 113 hotels (10,016 rooms) across three brands in South Africa and six other Sub-Saharan African countries to our International segment portfolio and currently manage 45 percent, franchise 39 percent, and lease 16 percent of those rooms.

2014 Dispositions

In the 2014 first quarter, we sold The London EDITION to a third party, received approximately $230 million in cash, and simultaneously entered into definitive agreements to sell The Miami and The New York EDITION hotels that we are currently developing to the same third party. The total sales price for the three EDITION hotels will be approximately $816 million. We expect to sell The Miami EDITION during the fourth quarter of 2014 and The New York EDITION in the first half of 2015, when we anticipate that construction will be complete. We will retain long-term management agreements for each of the three hotels sold. We did not reclassify The Miami EDITION or The New York EDITION assets and liabilities as held for sale because the hotels are under construction and not available for immediate sale in their present condition. During the first three quarters of 2014, we evaluated the three hotels for recovery and, in the first half of 2014, recorded a $25 million impairment charge, primarily attributable to The Miami EDITION, in the “Depreciation, amortization, and other” caption of our Income Statements as our cost estimates exceed our total fixed sales price. Of the $25 million impairment charge, $15 million relates to a reallocation of costs between The Miami EDITION hotel and residential components (the residential components are not included in the sale). We did not allocate that charge to any of our segments.
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

BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 79 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2014 third quarter, we had 4,127 properties (702,254 rooms) in our system, including 40 home and condominium products (4,228 units) for which we manage the related owners’ associations.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less management fees and non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.
Under our business model, we typically manage or franchise hotels, rather than own them. At September 30, 2014, we operated 42 percent of the hotel rooms in our worldwide system under management agreements; our franchisees operated 55 percent under franchise agreements; and we owned or leased only two percent. The remaining one percent represented our interest in unconsolidated joint ventures that manage hotels and provide services to franchised properties.
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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Marriott Rewards and The Ritz-Carlton Rewards loyalty programs, a multichannel reservations system, and desirable property amenities. We strive to effectively leverage our size and broad distribution of desirable brands.
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in the system that do not meet our standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, and of our associated mobile smartphone applications and mobile website that connect to Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales for comparable properties by room nights available to guests for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. References to RevPAR statistics, including occupancy and average daily rate, throughout this report, for the 2013 first three quarters reflect the calendar period from January 1, 2013 to September 30, 2013. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis.We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
Our comparable properties are generally those that were open and operating under one of our brands for at least one full calendar year as of the end of the current period and have not, in either the current or previous periods presented, (i) undergone significant room or public space renovations or expansions, (ii) been converted between company operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentage of our properties on September 30, 2014 and September 30, 2013, respectively: (1) 88% and 92% of North American properties; (2) 60% and 66% of International properties; and (3) 84% and 88% of total properties.
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
Operating Results
Our 2014 first three quarters results reflected a favorable economic climate in many markets around the world, low supply growth in most markets in the U.S. and Europe, improved pricing due to higher occupancies in most markets globally, and a year-over-year increase in the number of properties in our system. For the three months ended September 30, 2014, comparable worldwide systemwide RevPAR increased 8.1 percent to $114.29, average daily rates increased 4.5 percent on a constant dollar basis to $148.55, and occupancy increased 2.6 percentage points to 76.9 percent, compared to the same period a year ago. For the nine months ended September 30, 2014, comparable worldwide systemwide RevPAR increased 6.7 percent to $111.64, average daily rates increased 3.7 percent on a constant dollar basis to $150.00, and occupancy increased 2.1 percentage points to 74.4 percent, compared to the same period a year ago.
Strong U.S. group business demand contributed to increased rate growth in the 2014 first three quarters. Transient demand continued to be strong in the western U.S. in the 2014 first three quarters, and was stronger in the third quarter in the eastern U.S. when compared to the first half of the year, as we eliminated discounts, shifted business into higher rated price categories, and raised room rates. In New York City, new lodging supply continued to constrain rate growth, while in Washington D.C., demand strengthened in the third quarter due to increased city-wide events and a favorable comparison to the 2013 government sequestration.
Bookings for future group business in the U.S. improved in the 2014 first three quarters. For group business, two-thirds is typically booked before the year of arrival and one-third is booked in the year of arrival. As of the end of the 2014 third quarter, the group revenue pace for company-operated Marriott Hotels brand properties in North America was up about five percent for stays in 2014, compared to 2013 third quarter booking pace for stays in 2013, reflecting improved group demand and greater pricing power.
In Europe, the United Kingdom and Central Europe experienced strong demand in the 2014 first three quarters primarily due to increased business travel and special events, while in France results reflected the impact of a weaker economy. Eastern Europe experienced lower demand, constrained by continued economic deterioration due to the Russia/Ukraine conflict. In the Middle East and Africa, demand was stronger in Egypt due to improved political stability. Demand continued to be strong in Bahrain and Jordan, but weakened from new supply in the United Arab Emirates and remained weak in Kuwait due to reduced government spending. The Asia Pacific region continued to experience strong demand within Japan, Indonesia, India, and most of Greater China, benefiting from increased special corporate and transient business. New supply continued to constrain growth in certain markets in Southern China. In the 2014 first three quarters,Thailand demand was weak due to political instability, although the declines moderated in the third quarter. In the Caribbean and Latin America, strong demand throughout the region in the 2014 first three quarters was driven by leisure travel to our resorts. Brazil also benefited from the World Cup.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2014 first three quarters, which allowed us to reduce discounting and special offers in many markets. This mix improvement benefited average daily rates. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and actively pursue productivity improvements.
System Growth and Pipeline
During the 2014 first three quarters, we added 31,475 rooms (gross) to our system, including 10,016 rooms related to the Protea Hotels acquisition. Approximately 59 percent of new rooms are located outside the United States, and 7 percent of the room additions are conversions from competitor brands. At the end of the 2014 third quarter, we had nearly 225,000 rooms in our lodging development pipeline, which includes hotel rooms under construction and under signed contracts and also includes approximately 37,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our hotel rooms (gross) will increase by approximately 7 percent in 2014, including the addition of rooms associated with the Protea Hotels transaction, and approximately 6 percent, net of deletions. The figures in this paragraph do not include residential or timeshare units.
Change in Reporting Cycle
As further detailed in Footnote No. 1, “Basis of Presentation,” beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. The table below shows the reporting periods as we refer to them in this report, their date ranges, and the number of days in each. As shown below, our 2014 first three quarters had three fewer days of activity than our 2013 first three quarters and our 2014 fiscal year will have three fewer days of activity than our 2013 fiscal year.

Reporting Period	Date Range	Number of Days
2014 third quarter	July 1, 2014 - September 30, 2014	92
2013 third quarter	July 1, 2013 - September 30, 2013	92
2014 first three quarters	January 1, 2014 - September 30, 2014	273
2013 first three quarters	December 29, 2012 - September 30, 2013	276
2014	January 1, 2014 - December 31, 2014	365
2013	December 29, 2012 - December 31, 2013	368
We discuss the estimated impact of the three fewer days of activity in our 2014 first three quarters within the “Revenues” and “Operating Income” sections of this report.

CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2014 third quarter compared to the 2013 third quarter, and the 2014 first three quarters compared to the 2013 first three quarters.
Revenues
Third Quarter. Revenues increased by $300 million (9 percent) to $3,460 million in the 2014 third quarter from $3,160 million in the 2013 third quarter as a result of higher cost reimbursements revenue ($206 million), higher base management fees ($28 million), higher franchise fees ($28 million), higher owned, leased, and other revenue ($24 million), and higher incentive management fees ($14 million).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards, reservations, and marketing programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $206 million increase in total cost reimbursements revenue, to $2,768 million in the 2014 third quarter from $2,562 million in the 2013 third quarter, reflected the impact of higher occupancies at our properties and growth across the system. Since the end of the 2013 third quarter, our managed rooms increased by 6,980 rooms and our franchised rooms increased by 23,188 rooms, net of hotels exiting the system.
The $28 million increase in total base management fees, to $178 million in the 2014 third quarter from $150 million in the 2013 third quarter, reflected increased recognition of previously deferred fees ($13 million), stronger RevPAR due to increased demand ($10 million), and the impact of unit growth across the system ($8 million), partially offset by lower fees due to properties that converted from managed to franchised ($3 million). The $28 million increase in total franchise fees, to $203 million in the 2014 third quarter from $175 million in the 2013 third quarter, reflected stronger RevPAR due to increased demand ($11 million), the impact of unit growth across the system ($11 million), increased relicensing transactions ($5 million), and fees from properties that converted to franchised from managed ($2 million). The $14 million increase in total incentive management fees, to $67 million in the 2014 third quarter from $53 million in the 2013 third quarter largely reflected higher net house profit at North American managed hotels.
The $24 million increase in owned, leased, and other revenue, to $244 million in the 2014 third quarter from $220 million in the 2013 third quarter, predominantly reflected $18 million of higher owned and leased revenue, and $5 million in revenues from various Protea Hotels programs. Higher owned and leased revenue reflected $14 million from Protea Hotel leases associated with the acquisition, $8 million in revenue from a North American Full-Service managed property we acquired in the 2013 fourth quarter, and stronger performance across our remaining owned and leased properties primarily from the International segment, partially offset by $7 million attributable to three International segment properties that converted to managed or franchised properties during 2014.
First Three Quarters. Revenues increased by $672 million (7 percent) to $10,237 million in the 2014 first three quarters from $9,565 million in the 2013 first three quarters as a result of higher cost reimbursements revenue ($481 million), higher franchise fees ($57 million), higher owned, leased, and other revenue ($57 million), higher base management fees ($40 million), and higher incentive management fees ($37 million). We estimate that the three fewer days of activity in the 2014 first three quarters compared to the 2013 first three quarters reduced fee revenues by approximately $5 million.
The $481 million increase in total cost reimbursements revenue, to $8,201 million in the 2014 first three quarters from $7,720 million in the 2013 first three quarters, reflected the impact of higher occupancies at our properties and growth across the system.
The $40 million increase in total base management fees, to $509 million in the 2014 first three quarters from $469 million in the 2013 first three quarters, largely reflected stronger RevPAR due to increased demand ($24 million), the impact of unit growth across the system ($18 million), and increased recognition of previously deferred fees ($15 million), partially offset by terminated units ($7 million), decreased fees due to properties that converted from managed to franchised ($7 million), unfavorable foreign exchange rates ($5 million), and three fewer days of activity ($2 million). The $57 million increase in total franchise fees, to $560 million in the 2014 first three quarters from $503 million in the 2013 first three quarters, reflected stronger RevPAR due to increased demand ($28 million), new unit growth across the system ($25 million), fees from properties that converted to franchised from managed ($6 million), and increased relicensing fees ($6 million), partially offset by terminated units ($4 million) and three fewer days of activity ($3 million). The $37 million increase in total incentive management fees, to $220 million in the 2014 first three quarters from $183 million in the 2013 first three quarters, largely reflected higher net house profit at North American and International managed hotels and unit growth in International markets.
The $57 million increase in owned, leased, and other revenue, to $747 million in the 2014 first three quarters from $690 million in the 2013 first three quarters, predominantly reflected $55 million of higher owned and leased revenue, $10 million in revenue from various Protea Hotels programs, $4 million in higher branding fees, and $2 million in brand sponsored training, partially offset by $17 million lower termination fee revenue in 2014. Higher owned and leased revenue reflected $28 million from Protea Hotel leases associated with the acquisition, $24 million in revenue from a North American Full-Service managed property that we acquired in the 2013 fourth quarter, and stronger performance across our remaining owned and leased properties primarily from the International segment, partially offset by $22 million attributable to five International segment properties that converted to managed or franchised properties.
Operating Income
Third Quarter. Operating income increased by $53 million to $298 million in the 2014 third quarter from $245 million in the 2013 third quarter. The $53 million increase in operating income reflected a $28 million increase in base management fees, a $28 million increase in franchise fees, a $14 million increase in incentive management fees, and $7 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by a $25 million increase in general, administrative, and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2013 third quarter in the preceding “Revenues” section.
The $7 million (15 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $5 million of higher owned and leased revenue, net of direct expenses and $1 million from various programs at Protea Hotels. Higher owned and leased revenue, net of direct expenses of $5 million reflects $3 million of revenue, net of direct expenses for a North American Full-Service managed property that we acquired in the 2013 fourth quarter, and $2 million of revenue, net of direct expenses for Protea Hotel leases associated with the acquisition.
General, administrative, and other expenses increased by $25 million, primarily reflecting $5 million in higher compensation and employee-related expenses, $4 million from net unfavorable foreign exchange rates, $4 million of higher litigation expenses, $4 million from the addition of Protea Hotels and related transition costs, $3 million of property related expenses including reserves for guarantee funding and bad debt reserves, and $2 million for a lease reserve. Total general, administrative, and other expenses included $12 million in increases that we did not allocate to any of our segments, and $13 million in increases that we allocated as follows: $1 million increase to our North American Full-Service segment, $2 million increase to our North American Limited-Service segment, and $10 million increase to our International segment.
First Three Quarters. Operating income increased by $118 million to $868 million in the 2014 first three quarters from $750 million in the 2013 first three quarters. The $118 million increase in operating income reflected a $57 million increase in franchise fees, a $40 million increase in base management fees, a $37 million increase in incentive management fees, and $16 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by a $24 million increase in depreciation, amortization, and other expense and a $8 million increase in general, administrative, and other expenses. We estimate that the three fewer days of activity in the 2014 first three quarters compared to the 2013 first three quarters reduced fee revenues by approximately $5 million. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2013 first three quarters in the preceding “Revenues” section.
The $16 million (10 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $21 million of higher owned and leased revenue, net of direct expenses and $4 million in higher branding fees, $3 million from various programs at Protea Hotels, and $2 million in brand sponsored training, partially offset by $17 million in higher termination fees in 2013. Higher owned and leased revenue, net of direct expenses of $21 million primarily reflects $13 million in net favorable results at several leased properties, $10 million of revenue, net of direct expenses for a North American Full-Service managed property that we acquired in the 2013 fourth quarter, and $3 million of revenue, net of direct expenses for new Protea Hotel leases, partially offset by $4 million attributable to International segment properties that converted to managed or franchised.
Depreciation, amortization and other expense increased by $24 million (26 percent) to $116 million in the 2014 first three quarters from $92 million in the 2013 first three quarters. The increase reflected the $25 million net impairment charge on the EDITION hotels discussed in Footnote No. 12, “Acquisitions and Dispositions,” $4 million in higher accelerated amortization related to contract terminations, $3 million in higher depreciation related to a North American Full-Service property that we acquired in the 2013 fourth quarter, and $3 million in higher contract amortization primarily from Protea Hotels, partially offset by $8 million of accelerated amortization related to contract terminations in 2013 and $4 million of 2013 depreciation for two International properties that converted to managed contracts.
General, administrative, and other expenses increased by $8 million (2 percent) to $479 million in the 2014 first three quarters from $471 million in the 2013 first three quarters. The increase largely reflected $8 million from net unfavorable foreign exchange rates, $9 million from the addition of Protea Hotels and related transition costs, and $2 million for a lease reserve, partially offset by a $5 million performance cure payment in 2013 for an International segment property, $3 million in lower professional fees, and $2 million in lower development expense. The $8 million increase in total general, administrative, and other expenses included $1 million in increases that we did not allocate to any of our segments, and $7 million in increases that we allocated as follows: $2 million increase to our North American Full-Service segment, $1 million increase to our North American Limited-Service segment, and $4 million increase to our International segment.
Gains and Other Income

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Gains on sales of real estate and other	$1	$1	$4	$4
Gain on sale of joint venture and other investments	—	—	—	9
Income from cost method joint ventures	—	—	—	1
	$1	$1	$4	$14
Third Quarter. Gains and other income was unchanged compared to the 2013 third quarter.
First Three Quarters. Gains and other income decreased by $10 million (71 percent) to $4 million in the 2014 first three quarters compared to $14 million in the 2013 first three quarters. This decrease in gains and other income primarily reflected a gain of $8 million on the sale of a portion of our shares of a publicly traded company in the 2013 second quarter. See Footnote No. 4, “Fair Value of Financial Instruments” for additional information on the sale.
Interest Income
Third Quarter. Interest income increased by $3 million (60 percent) to $8 million in the 2014 third quarter compared to $5 million in the 2013 third quarter. The increase was due to $3 million earned on the $85 million mezzanine loan (net of a $15 million discount) provided to an owner in conjunction with entering into a franchise agreement for an International property in the 2014 second quarter. See Footnote No.7, “Notes Receivable” for more information on the loan.
First Three Quarters. Interest income increased by $4 million (31 percent) to $17 million in the 2014 first three quarters compared to $13 million in the 2013 first three quarters. The increase was primarily due to $3 million earned on the $85 million mezzanine loan described in the preceding “Third Quarter” discussion, and $2 million earned on the $65 million mandatorily redeemable preferred equity ownership interest acquired in the 2013 second quarter.
Equity in Earnings (Losses)
Third Quarter. Equity in earnings of $12 million in the 2014 third quarter increased by $12 million from equity in earnings of zero in the 2013 third quarter, primarily driven by a $9 million reversal of deferred tax liabilities associated with a tax law change in a country in which two of our International joint ventures operate.
First Three Quarters. Equity in earnings of $6 million in the 2014 first three quarters increased by $8 million from equity in earnings of $2 million in the 2013 first three quarters. The increase was driven by a $9 million reversal of deferred tax liabilities described in the preceding “Third Quarter” discussion, $6 million in increased earnings at two of our International joint ventures, and a favorable variance from a $4 million impairment charge in the 2013 second quarter associated with a corporate investment (not allocated to any of our segments) that we determined was fully impaired because we do not expect to recover the investment. This was partially offset by an $11 million litigation reserve associated with another corporate investment (not allocated to any of our segments).
Provision for Income Tax
Third Quarter. Provision for income tax increased by $35 million (56 percent) to $98 million in the 2014 third quarter compared to $63 million in the 2013 third quarter. The increase was primarily due to higher pre-tax earnings, unrealized foreign exchange gains that were taxed within a foreign jurisdiction, and non-recurring favorable foreign tax true-ups in the 2013 third quarter.
First Three Quarters. Provision for income tax increased by $38 million (18 percent) to $250 million in the 2014 first three quarters compared to $212 million in the 2013 first three quarters. The increase was primarily due to higher pre-tax earnings, unrealized foreign exchange gains that were taxed within a foreign jurisdiction, favorable benefits recognized in 2013 due to retroactive provisions of the American Taxpayer Relief Act of 2012, and non-recurring favorable foreign true-ups in the 2013 first three quarters. The increase was partially offset by the favorable resolution of a U.S. federal tax issue relating to a guest marketing program in the 2014 first three quarters.
Net Income
Third Quarter. Net income increased by $32 million to $192 million in the 2014 third quarter from $160 million in the 2013 third quarter, and diluted earnings per share increased by $0.13 per share (25 percent) to $0.65 per share in the 2014 third quarter from $0.52 per share in the 2013 third quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Income Statements, the $32 million increase in net income compared to the year-ago quarter was due to higher base management fees ($28 million), higher franchise fees ($28 million), higher incentive management fees ($14 million), higher equity in earnings ($12 million), higher owned, leased, and other revenue, net of direct expenses ($7 million), and higher interest income ($3 million). These changes were partially offset by higher income taxes ($35 million) and higher general, administrative, and other expense ($25 million).
First Three Quarters. Net income increased by $81 million to $556 million in the 2014 first three quarters from $475 million in the 2013 first three quarters, and diluted earnings per share increased by $0.35 per share (23 percent) to $1.86 per share in the 2014 first three quarters from $1.51 per share in the 2013 first three quarters. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Income Statements, the $81 million increase in net income compared to the year-ago quarter was due to higher franchise fees ($57 million), higher base management fees ($40 million), higher incentive management fees ($37 million), higher owned, leased, and other revenue, net of direct expenses ($16 million), higher equity in earnings ($8 million), and higher interest income ($4 million). These increases were partially offset by higher depreciation, amortization, and other expense ($24 million), higher general, administrative, and other expenses ($8 million), lower gains and other income ($10 million), and higher income taxes ($38 million).
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure that is not required by, or presented in accordance with United States generally accepted accounting principles (“GAAP”), reflects net income excluding the impact of interest expense, provision for income taxes, depreciation and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors, and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization expense which we report under “Depreciation, amortization, and other” as well as depreciation included under “Reimbursed costs” in our Income Statements, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.
We also believe that Adjusted EBITDA, another non-GAAP financial measure, is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects adjustments to exclude 1) pre-tax impairment charges of $10 million in the 2014 first quarter and $15 million in the 2014 second quarter, both of which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements following an evaluation of our EDITION hotels for recovery and determination that our cost estimates exceeded our total fixed sales price, and 2) share-based compensation expense for all periods presented. We excluded share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We believe that Adjusted EBITDA that excludes these items is a meaningful measure of our operating performance because it permits period-over-period comparisons of our ongoing core operations before these items and facilitates our comparison of results before these items with results from other lodging companies.
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
We show our 2014 and 2013 third quarter and first three quarters EBITDA and Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net Income	$192	$160	$556	$475
Interest expense	29	28	89	88
Tax provision	98	63	250	212
Depreciation and amortization	33	34	91	92
Depreciation classified in reimbursed costs	13	12	38	36
Interest expense from unconsolidated joint ventures	—	1	2	3
Depreciation and amortization from unconsolidated joint ventures	1	3	8	9
EBITDA	$366	$301	$1,034	$915
EDITION impairment charge	—	—	25	—
Share-based compensation (including share-based compensation reimbursed by third-party owners)	27	28	81	89
Adjusted EBITDA	$393	$329	$1,140	$1,004

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
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, the four new operating segments do not meet the criteria to be reportable and we combined them into an “all other” category, which we refer to as “International.” We revised prior period business segment information to conform to our new business segment presentation. See Footnote No. 11, “Business Segments,” to our Financial Statements for further information on our segment changes and other information about each segment, including revenues and a reconciliation of segment results to net income.
We added 287 properties (38,995 rooms) and 44 properties (7,099 rooms) exited our system since the end of the 2013 third quarter. These figures do not include residential units. During that time we also added three residential properties (161 units) and no residential properties exited the system.
See the “CONSOLIDATED RESULTS” caption earlier in this report for further information.
Third Quarter. Total segment financial results (as defined in Footnote No. 11, “Business Segments”) increased by $72 million to $361 million in the 2014 third quarter from $289 million in the 2013 third quarter, and total segment revenues increased by $303 million to $3,394 million in the 2014 third quarter, a 10 percent increase from revenues of $3,091 million in the 2013 third quarter.
The quarter-over-quarter increase in segment revenues of $303 million was a result of $212 million of higher cost reimbursements revenue, $28 million of higher base management fees, $28 million of higher franchise fees, $21 million of higher owned, leased, and other revenue, and $14 million of higher incentive management fees. The quarter-over-quarter increase in segment results of $72 million across our business reflected $28 million of higher base management fees, $28 million of higher franchise fees, $14 million of higher incentive management fees, $12 million increase in equity in earnings, and $3 million increase in owned, leased, and other revenue, net of direct expenses, partially offset by a $13 million increase in general, administrative, and other expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2014 third quarter, 51 percent of our managed properties paid incentive management fees to us versus 32 percent in the 2013 third quarter. Also, 136 North American Limited-Service segment properties, 65 International segment properties and 28 North American Full-Service segment properties, which did not earn any incentive management fees in the year-ago quarter earned a combined $11 million in incentive management fees in the 2014 third quarter. In North America, 40 percent of managed properties paid incentive management fees to us in the 2014 third quarter, compared to 16 percent in the 2013 third quarter. Outside of North America, 68 percent of managed properties paid incentive fees to us in the 2014 third quarter, compared to 64 percent in the 2013 third quarter.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Compared to the 2013 third quarter, worldwide comparable company-operated house profit margins in the 2014 third quarter increased by 2.0 percentage points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 14.1 percent on a constant U.S. dollar basis, reflecting improvements in both rate and productivity, as well as cost controls. These same factors contributed to North American company-operated house profit margins increasing by 2.4 percentage points compared to the 2013 third quarter. HP-PAR at those same properties increased by 16.5 percent. International company-operated house profit margins increased by

1.3 percentage points, and HP-PAR at those properties increased by 10.0 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.
First Three Quarters. Total segment financial results increased by $148 million to $1,051 million in the 2014 first three quarters from $903 million in the 2013 first three quarters, and total segment revenues increased by $681 million to $10,047 million in the 2014 first three quarters, a 7 percent increase from revenues of $9,366 million in the 2013 first three quarters.
The year-over-year increase in segment revenues of $681 million was a result of $501 million of higher cost reimbursements revenue, a $57 million increase in franchise fees, $46 million of higher owned, leased, and other revenue, $40 million of higher base management fees, and $37 million of higher incentive management fees. The year-over-year increase in segment results of $148 million across our business reflected $57 million of higher franchise fees, $40 million of higher base management fees, $37 million of higher incentive management fees, $16 million increase in equity in earnings, and $5 million increase in owned, leased, and other revenue, net of direct expenses, partially offset by a $7 million increase in general, administrative, and other expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2014 first three quarters, 55 percent of our managed properties paid incentive management fees to us versus 38 percent in the 2013 first three quarters. Also, 136 North American Limited-Service segment properties, 68 International segment properties and 24 North American Full-Service segment properties, which did not earn any incentive management fees in the 2013 first three quarters earned a combined $18 million in incentive management fees in the 2014 first three quarters. In North America, 45 percent of managed properties paid incentive management fees to us in the 2014 first three quarters, compared to 22 percent in the 2013 first three quarters. Outside of North America, 72 percent of managed properties paid incentive fees to us in the 2014 third quarter, compared to 69 percent in the 2013 third quarter.
Compared to the 2013 first three quarters, worldwide comparable company-operated house profit margins in the 2014 first three quarters increased by 1.3 percentage points and worldwide comparable company-operated HP-PAR increased by 10.2 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, and improved productivity. These same factors contributed to North American company-operated house profit margins increasing by 1.7 percentage points compared to the 2013 first three quarters. HP-PAR at those same properties increased by 12.2 percent. International company-operated house profit margins increased by 0.7 percentage points, and HP-PAR at those properties increased by 6.6 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.

Summary of Properties by Brand
Including residential properties, we added 49 lodging properties (6,891 rooms) during the 2014 third quarter, while 7 properties (1,279 rooms) exited the system, increasing our total properties to 4,127 (702,254 rooms). These figures include 40 home and condominium products (4,228 units), for which we manage the related owners’ associations.

At September 30, 2014, we operated, franchised, and licensed the following properties by brand:

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels	129	68,330	185	56,356	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	8	3,239	—	—
Renaissance Hotels	33	15,037	43	12,358	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection	1	181	34	8,817	—	—
The Ritz-Carlton	38	11,300	—	—	—	—
The Ritz-Carlton Residences (1)	30	3,598	—	—	—	—
Courtyard	276	43,482	582	77,107	—	—
Fairfield Inn & Suites	4	1,200	703	63,213	—	—
SpringHill Suites	29	4,582	282	32,006	—	—
Residence Inn	107	15,948	534	61,629	—	—
TownePlace Suites	17	1,933	215	21,197	—	—
Timeshare (2)	—	—	47	10,801	—	—
Total U.S. Locations	694	186,339	2,635	347,072	—	—

Non-U.S. Locations
Marriott Hotels	140	41,309	40	11,816	—	—
JW Marriott	40	14,507	4	1,016	—	—
Renaissance Hotels	53	17,437	28	7,931	—	—
Autograph Collection	3	584	19	2,589	5	348
Moxy Hotels	—	—	1	162	—	—
Protea Hotels	53	6,141	59	3,966	—	—
The Ritz-Carlton	47	13,777	—	—	—	—
The Ritz-Carlton Residences (1)	9	575	1	55	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	173	1	78	—	—
AC Hotels by Marriott	—	—	—	—	75	8,499
Bulgari Hotels & Resorts	2	117	1	85	—	—
Marriott Executive Apartments	27	4,285	—	—	—	—
Courtyard	66	14,254	57	9,982	—	—
Fairfield Inn & Suites	1	148	16	1,941	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	6	749	18	2,600	—	—
TownePlace Suites	—	—	4	518	—	—
Timeshare (2)	—	—	15	2,323	—	—
Total Non-U.S. Locations	452	114,635	266	45,361	80	8,847

Total	1,146	300,974	2,901	392,433	80	8,847

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended September 12, 2014 and includes products that are in active sales as well as those that are sold out.

(3)	Properties operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

Total Lodging Properties by Segment
At September 30, 2014, we operated, franchised, and licensed the following properties by segment:

	Total Lodging Properties
	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Segment (1)
Marriott Hotels	314	15	329	124,686	5,355	130,041
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	23	1	24	12,974	221	13,195
Renaissance Hotels	76	3	79	27,395	1,003	28,398
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection	35	1	36	8,998	233	9,231
The Ritz-Carlton	38	1	39	11,300	267	11,567
The Ritz-Carlton Residences (2)	30	2	32	3,598	214	3,812
	533	23	556	200,313	7,293	207,606
North American Limited-Service Segment (1)
Courtyard	858	22	880	120,589	3,956	124,545
Fairfield Inn & Suites	707	14	721	64,413	1,607	66,020
SpringHill Suites	311	2	313	36,588	299	36,887
Residence Inn	641	20	661	77,577	2,928	80,505
TownePlace Suites	232	4	236	23,130	518	23,648
	2,749	62	2,811	322,297	9,308	331,605
International Segment (1)
Marriott Hotels	—	165	165	—	47,770	47,770
JW Marriott	—	43	43	—	15,302	15,302
Renaissance Hotels	—	78	78	—	24,365	24,365
Autograph Collection (3)	—	26	26	—	3,288	3,288
Protea Hotels	—	112	112	—	10,107	10,107
Courtyard	—	101	101	—	20,280	20,280
Fairfield Inn & Suites	—	3	3	—	482	482
Residence Inn	—	4	4	—	421	421
AC Hotels by Marriott (3)	—	75	75	—	8,499	8,499
Moxy Hotels	—	1	1	—	162	162
Marriott Executive Apartments	—	27	27	—	4,285	4,285
The Ritz-Carlton	—	46	46	—	13,510	13,510
Bulgari Hotels & Resorts	—	3	3	—	202	202
EDITION	—	2	2	—	251	251
The Ritz-Carlton Residences (2)	—	8	8	—	416	416
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	—	698	698	—	149,919	149,919

Timeshare (4)	47	15	62	10,801	2,323	13,124

Total	3,329	798	4,127	533,411	168,843	702,254

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)
All AC Hotels by Marriott properties and five Autograph Collection properties included in this table are operated by unconsolidated joint ventures that hold management agreements and also provide services to franchised properties.

(4)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW's property and room counts are reported on a period-end basis for the MVW quarter ended September 12, 2014 and includes products that are in active sales as well as those that are sold out.

The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, and for our International segment by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Three Months Ended September 30, 2014	Change vs. Three Months Ended September 30, 2013		Three Months Ended September 30, 2014	Change vs. Three Months Ended September 30, 2013
Marriott Hotels
Occupancy	77.6%	3.0%	pts.	75.5%	2.6%	pts.
Average Daily Rate	$183.21	4.5%		$167.78	4.8%
RevPAR	$142.11	8.7%		$126.68	8.5%
Renaissance Hotels
Occupancy	75.7%	2.3%	pts.	75.5%	2.7%	pts.
Average Daily Rate	$171.99	6.6%		$158.42	6.2%
RevPAR	$130.26	9.9%		$119.59	10.2%
Autograph Collection
Occupancy	*	*		76.3%	(0.8)%	pts.
Average Daily Rate	*	*		$216.30	11.0%
RevPAR	*	*		$164.96	9.9%
The Ritz-Carlton
Occupancy	73.5%	2.8%	pts.	73.5%	2.8%	pts.
Average Daily Rate	$317.67	3.6%		$317.67	3.6%
RevPAR	$233.45	7.6%		$233.45	7.6%
Composite North American Full-Service
Occupancy	76.7%	2.9%	pts.	75.4%	2.5%	pts.
Average Daily Rate	$193.25	4.7%		$176.52	5.1%
RevPAR	$148.14	8.8%		$133.02	8.8%
Residence Inn
Occupancy	82.2%	2.3%	pts.	84.1%	2.0%	pts.
Average Daily Rate	$137.96	5.6%		$134.62	5.0%
RevPAR	$113.37	8.6%		$113.19	7.6%
Courtyard
Occupancy	75.9%	3.7%	pts.	77.3%	3.1%	pts.
Average Daily Rate	$130.78	6.2%		$131.25	5.0%
RevPAR	$99.24	11.7%		$101.44	9.4%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	75.9%	2.7%	pts.
Average Daily Rate	nm	nm		$106.04	4.1%
RevPAR	nm	nm		$80.46	7.9%
TownePlace Suites
Occupancy	80.9%	5.1%	pts.	80.1%	2.7%	pts.
Average Daily Rate	$97.87	9.8%		$99.11	6.9%
RevPAR	$79.19	17.1%		$79.34	10.7%
SpringHill Suites
Occupancy	76.5%	2.0%	pts.	78.6%	2.8%	pts.
Average Daily Rate	$109.51	7.3%		$114.39	4.4%
RevPAR	$83.82	10.3%		$89.95	8.3%
Composite North American Limited-Service
Occupancy	77.7%	3.2%	pts.	78.9%	2.7%	pts.
Average Daily Rate	$129.70	6.1%		$122.98	4.9%
RevPAR	$100.76	10.8%		$97.07	8.6%
Composite North American - All
Occupancy	77.1%	3.0%	pts.	77.6%	2.7%	pts.
Average Daily Rate	$168.44	5.1%		$142.52	5.0%
RevPAR	$129.79	9.4%		$110.58	8.7%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended September 30, 2014	Change vs. Three Months Ended September 30, 2013		Three Months Ended September 30, 2014	Change vs. Three Months Ended September 30, 2013
Caribbean and Latin America
Occupancy	71.0%	3.4%	pts.	69.7%	2.1%	pts.
Average Daily Rate	$201.84	8.2%		$179.18	7.6%
RevPAR	$143.40	13.6%		$124.90	10.9%
Europe
Occupancy	81.0%	1.4%	pts.	78.8%	0.9%	pts.
Average Daily Rate	$199.06	2.9%		$187.86	2.0%
RevPAR	$161.27	4.7%		$147.99	3.2%
Middle East and Africa
Occupancy	54.2%	11.0%	pts.	54.0%	9.6%	pts.
Average Daily Rate	$166.85	(7.4)%		$164.13	(5.5)%
RevPAR	$90.47	16.1%		$88.59	15.0%
Asia Pacific
Occupancy	74.8%	2.0%	pts.	75.1%	1.7%	pts.
Average Daily Rate	$168.18	2.1%		$172.81	2.4%
RevPAR	$125.85	5.0%		$129.83	4.9%
Total International (1)
Occupancy	74.3%	3.0%	pts.	73.7%	2.2%	pts.
Average Daily Rate	$184.29	2.4%		$179.63	2.4%
RevPAR	$136.98	6.6%		$132.47	5.6%
Total Worldwide (2)
Occupancy	76.2%	3.0%	pts.	76.9%	2.6%	pts.
Average Daily Rate	$173.30	4.2%		$148.55	4.5%
RevPAR	$132.05	8.5%		$114.29	8.1%

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

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	Nine Months Ended September 30, 2014	Change vs. Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2014	Change vs. Nine Months Ended September 30, 2013
Marriott Hotels
Occupancy	76.6%	2.1%	pts.	74.3%	1.9%	pts.
Average Daily Rate	$186.16	3.2%		$170.41	3.8%
RevPAR	$142.64	6.1%		$126.58	6.6%
Renaissance Hotels
Occupancy	75.2%	1.6%	pts.	74.4%	2.3%	pts.
Average Daily Rate	$175.82	3.3%		$160.16	3.8%
RevPAR	$132.21	5.5%		$119.13	7.1%
Autograph Collection
Occupancy	*	*		77.0%	0.4%	pts.
Average Daily Rate	*	*		$227.90	9.7%
RevPAR	*	*		$175.56	10.3%
The Ritz-Carlton
Occupancy	73.9%	1.7%	pts.	73.9%	1.7%	pts.
Average Daily Rate	$334.29	4.0%		$334.29	4.0%
RevPAR	$247.20	6.4%		$247.20	6.4%
Composite North American Full-Service
Occupancy	75.9%	2.0%	pts.	74.3%	1.9%	pts.
Average Daily Rate	$198.26	3.4%		$180.62	4.0%
RevPAR	$150.44	6.1%		$134.24	6.8%
Residence Inn
Occupancy	79.8%	2.1%	pts.	80.9%	1.9%	pts.
Average Daily Rate	$135.90	3.8%		$131.19	3.9%
RevPAR	$108.46	6.5%		$106.14	6.4%
Courtyard
Occupancy	73.0%	3.0%	pts.	73.9%	2.2%	pts.
Average Daily Rate	$129.78	5.0%		$129.48	4.4%
RevPAR	$94.76	9.5%		$95.65	7.6%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	71.6%	2.1%	pts.
Average Daily Rate	nm	nm		$103.32	3.9%
RevPAR	nm	nm		$74.02	7.0%
TownePlace Suites
Occupancy	76.3%	7.1%	pts.	76.6%	3.2%	pts.
Average Daily Rate	$96.06	8.0%		$97.20	5.2%
RevPAR	$73.25	19.2%		$74.49	9.8%
SpringHill Suites
Occupancy	75.3%	1.9%	pts.	76.0%	2.6%	pts.
Average Daily Rate	$111.60	3.9%		$112.81	3.7%
RevPAR	$84.06	6.6%		$85.71	7.4%
Composite North American Limited-Service
Occupancy	75.0%	2.8%	pts.	75.5%	2.2%	pts.
Average Daily Rate	$128.76	4.6%		$120.67	4.1%
RevPAR	$96.62	8.7%		$91.10	7.3%
Composite North American - All
Occupancy	75.6%	2.3%	pts.	75.1%	2.1%	pts.
Average Daily Rate	$171.53	3.6%		$142.98	4.0%
RevPAR	$129.59	6.9%		$107.31	7.0%

* There are no company-operated properties.
 nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Nine Months Ended September 30, 2014	Change vs. Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2014	Change vs. Nine Months Ended September 30, 2013
Caribbean and Latin America
Occupancy	74.3%	2.7%	pts.	71.9%	2.2%	pts.
Average Daily Rate	$240.30	7.5%		$207.84	6.5%
RevPAR	$178.56	11.5%		$149.39	9.9%
Europe
Occupancy	74.4%	1.2%	pts.	72.3%	1.1%	pts.
Average Daily Rate	$196.74	1.3%		$187.36	1.1%
RevPAR	$146.28	2.9%		$135.42	2.8%
Middle East and Africa
Occupancy	58.4%	4.4%	pts.	58.9%	4.2%	pts.
Average Daily Rate	$187.35	(2.8)%		$182.77	(1.9)%
RevPAR	$109.50	5.0%		$107.67	5.6%
Asia Pacific
Occupancy	73.0%	2.1%	pts.	73.4%	2.0%	pts.
Average Daily Rate	$175.09	2.6%		$175.73	2.8%
RevPAR	$127.76	5.6%		$128.90	5.7%
Total International (1)
Occupancy	72.0%	2.1%	pts.	71.3%	1.9%	pts.
Average Daily Rate	$192.64	2.4%		$186.17	2.4%
RevPAR	$138.76	5.4%		$132.81	5.2%
Total Worldwide (2)
Occupancy	74.4%	2.2%	pts.	74.4%	2.1%	pts.
Average Daily Rate	$177.95	3.2%		$150.00	3.7%
RevPAR	$132.48	6.4%		$111.64	6.7%

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

	Three Months Ended			Nine Months Ended
($ in millions)	September 30, 2014	September 30, 2013	Change 2014/2013	September 30, 2014	September 30, 2013	Change 2014/2013
Segment revenues	$2,042	$1,910	7%	$6,190	$5,965	4%
Segment results	$122	$105	16%	$407	$373	9%
Since the 2013 third quarter, across our North American Full-Service segment we added 14 properties (3,971 rooms) and 3 properties (1,086 rooms) left the system.
Third Quarter. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, RevPAR for comparable systemwide North American Full-Service properties increased by 8.8 percent to $133.02, occupancy for these properties increased by 2.5 percentage points to 75.4 percent, and average daily rates increased by 5.1 percent to $176.52.
The $17 million increase in segment results, compared to the 2013 third quarter, was driven by $11 million of higher incentive management fees, $7 million of higher base management fees, and $5 million of higher franchise fees, partially offset by $3 million of higher depreciation, amortization, and other expense, $1 million of higher general, administrative, and other expense, and unchanged owned, leased, and other revenue, net of direct expenses. Increased incentive management fees were primarily driven by higher net house profits at managed hotels. Higher base management fees and higher franchise fees were due to stronger RevPAR as a result of increased demand and unit growth. Unchanged owned, leased, and other revenue, net of direct expenses was primarily driven by $3 million in revenue, net of direct expenses for a property we acquired in the 2013 fourth quarter and $2 million of higher termination fees, offset by $3 million of weaker results due to a leased property renovation and $2 million of pre-opening costs.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $1,839 million in the 2014 third quarter, compared to $1,738 million in the 2013 third quarter.
First Three Quarters. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, RevPAR for comparable systemwide North American Full-Service properties increased by 6.8 percent to $134.24, occupancy for these properties increased by 1.9 percentage points to 74.3 percent, and average daily rates increased by 4.0 percent to $180.62.
The $34 million increase in segment results, compared to the 2013 first three quarters, was driven by $20 million of higher incentive management fees, $12 million of higher franchise fees, and $8 million of higher base management fees, partially offset by $3 million of lower owned, leased, and other revenue, net of direct expenses, and $2 million of higher depreciation, amortization, and other expense, and $2 million of higher general, administrative, and other expense. Increased incentive management fees were primarily driven by higher net house profit at managed hotels. Higher base management fees and higher franchise fees were due to stronger RevPAR as a result of increased demand and unit growth. The decrease in owned, leased, and other revenue, net of direct expenses, reflected $5 million of lower termination fees, $3 million of lower branding fees, $3 million of weaker results due to a leased property renovation, and $2 million of pre-opening costs, partially offset by $10 million in revenue, net of direct expenses, for a property we acquired in the 2013 fourth quarter.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $5,546 million in the 2014 first three quarters, compared to $5,379 million in the 2013 first three quarters.
North American Limited-Service includes Courtyard, Fairfield Inn & Suites, SpringHill Suites, Residence Inn, and TownePlace Suites located in the United States and Canada.

	Three Months Ended			Nine Months Ended
($ in millions)	September 30, 2014	September 30, 2013	Change 2014/2013	September 30, 2014	September 30, 2013	Change 2014/2013
Segment revenues	$806	$690	17%	$2,223	$1,957	14%
Segment results	$177	$131	35%	$443	$372	19%
Since the 2013 third quarter, across our North American Limited-Service segment we added 111 properties (13,276 rooms) and 25 properties (2,543 rooms) left the system. The majority of the properties that left the system were Fairfield Inn & Suites and Residence Inn properties.
Third Quarter. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, RevPAR for comparable systemwide North American Limited-Service properties increased by 8.6 percent to $97.07, occupancy for these properties increased by 2.7 percentage points to 78.9 percent, and average daily rates increased by 4.9 percent to $122.98.
The $46 million increase in segment results, compared to the 2013 third quarter, reflected $21 million of higher franchise fees, $16 million in higher base management fees, $7 million of higher owned, leased, and other revenue, net of direct expenses, and $3 million in higher incentive management fees. Higher franchise and management fees were driven by higher RevPAR for comparable properties and unit growth, and include $13 million of higher deferred management fees and $6 million of higher relicensing fees. The increase in owned, leased, and other revenue, net of direct expenses, primarily reflected $4 million of higher termination fees and $2 million of higher net results at two leased properties.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $585 million in the 2014 third quarter, compared to $516 million in the 2013 third quarter.
First Three Quarters. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, RevPAR for comparable systemwide North American Limited-Service properties increased by 7.3 percent to $91.10, occupancy for these properties increased by 2.2 percentage points to 75.5 percent, and average daily rates increased by 4.1 percent to $120.67.
The $71 million increase in segment results, compared to the 2013 first three quarters, reflected $40 million of higher franchise fees, $21 million in higher base management fees, $6 million of higher owned, leased, and other revenue, net of direct expenses, and $5 million in higher incentive management fees. Higher franchise and management fees were driven by higher RevPAR for comparable properties and unit growth, and include $15 million of higher deferred management fees and $7 million of higher relicensing fees. The increase in owned, leased, and other revenue, net of direct expenses, primarily reflected $5 million of higher net results at several leased properties.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,652 million in the 2014 first three quarters, compared to $1,459 million in the 2013 first three quarters.
International includes properties, regardless of brand, that are located outside the United States and Canada.

	Three Months Ended			Nine Months Ended
($ in millions)	September 30, 2014	September 30, 2013	Change 2014/2013	September 30, 2014	September 30, 2013	Change 2014/2013
Segment revenues	$546	$491	11%	$1,634	$1,444	13%
Segment results	$62	$53	17%	$201	$158	27%
Since the 2013 third quarter, across our International segment we added 165 properties (21,587 rooms), including 113 properties (10,016 rooms) related to the Protea Hotels acquisition, and 15 properties (3,416 rooms) left the system.
Third Quarter. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, RevPAR for comparable systemwide international properties increased by 5.6 percent to $132.47, occupancy for these properties increased by 2.2 percentage points to 73.7 percent, and average daily rates increased by 2.4 percent to $179.63. See “Business and Overview” for a discussion of International segment regional drivers of results.
The $9 million increase in segment results, compared to the 2013 third quarter, consisted primarily of $11 million of higher equity in earnings, $7 million in higher base management and franchise fees, and $3 million of lower depreciation, amortization, and other expense, partially offset by $10 million in higher general, administrative, and other expense, and $4 million of lower owned, leased, and other revenue, net of direct expenses. The $11 million increase in equity in earnings was primarily due to a $9 million reversal of deferred tax liabilities associated with a tax law change in a country in which two of our International joint ventures operate. The $7 million increase in base management and franchise fees were driven by higher RevPAR for comparable properties due to increased demand and unit growth. The increase in general, administrative, and other expense was largely driven by $5 million in higher compensation and employee-related expenses, $2 million related to the Protea Hotels acquisition, and $2 million of higher property expenses. The decrease in owned, leased, and other revenue, net of direct expense largely reflected $7 million of lower termination fees recognized in 2013, partially offset by a favorable variance of $3 million from Protea Hotels programs and leases acquired in the 2014 second quarter.
Cost reimbursements revenue and expenses for our International segment properties totaled $325 million in the 2014 third quarter, compared to $283 million in the 2013 third quarter.
First Three Quarters. For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, RevPAR for comparable systemwide international properties increased by 5.2 percent to $132.81, occupancy for these properties increased by 1.9 percentage points to 71.3 percent, and average daily rates increased by 2.4 percent to $186.17. See “Business and Overview” for a discussion of results in the various International segment regions.
The $43 million increase in segment results, compared to the 2013 first three quarters, consisted of $16 million of higher base management and franchise fees, $15 million of higher equity in earnings, $12 million in higher incentive management fees, $2 million of higher owned, leased, and other revenue, net of direct expenses, and $2 million of lower depreciation, amortization, and other expense, partially offset by $4 million higher general, administrative, and other expenses. The increase in base management and franchise fees was driven by unit growth and higher RevPAR, partially offset by the impact of unfavorable foreign exchange rates and contract terminations. The $15 million increase of equity in earnings was driven by a $9 million reversal of deferred tax liabilities described in the preceding “Third Quarter” discussion and $6 million in increased earnings at two of our joint ventures. Increased incentive management fees were primarily driven by higher net house profit at managed hotels and unit growth. The increase in owned, leased, and other revenue, net of direct expenses largely reflected $6 million from Protea Hotels programs and leases acquired in the 2014 second quarter, $5 million in higher costs in 2013 related to three leases we terminated, $4 million from an owned property opened in the third quarter of 2013, and partially offset by an unfavorable variance of $12 million in termination fees recognized in 2013. The increase in general, administrative, and other expenses was primarily due to $5 million in higher compensation and employee-related expenses, $4 million related to the Protea Hotels acquisition, and $2 million of higher property expenses, partially offset by a $5 million performance cure payment for one property in 2013.
Cost reimbursements revenue and expenses for our International segment properties totaled $950 million in the 2014 first three quarters, compared to $809 million in the 2013 first three quarters.
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
During the 2014 first three quarters, we granted 1.9 million RSUs, 0.2 million performance-based RSUs, 0.3 million SARs, and 0.1 million stock options. See Footnote No. 3, “Share-Based Compensation,” to our Financial Statements for more information.

NEW ACCOUNTING STANDARDS
See Footnote No.1, “Basis of Presentation,” to our Financial Statements for information on our anticipated adoption of a recently issued accounting standard.

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
We issue commercial paper in the United States. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand. We classify any outstanding commercial paper and Credit Facility borrowings as long-term based on our ability and intent to refinance them on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect fluctuations in the demand for commercial paper to affect our liquidity, given our borrowing capacity under the Credit Facility.
At September 30, 2014, our available borrowing capacity amounted to $939 million and reflected borrowing capacity of $789 million under our Credit Facility and our cash balance of $150 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,211 million of outstanding commercial paper. No letters of credit are outstanding under our Credit Facility.
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
Cash and cash equivalents totaled $150 million at September 30, 2014, an increase of $24 million from year-end 2013, reflecting cash inflows associated with the following: operating cash inflows ($950 million), increased commercial paper borrowings ($375 million), dispositions ($292 million) primarily related to The London EDITION sale (see Footnote No. 12, “Acquisitions and Dispositions” for more information on our dispositions), and common stock issuances ($129 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($954 million), capital expenditures ($267 million), acquisition of Protea Hotels, net of cash acquired ($184 million, see Footnote No. 12, “Acquisitions and Dispositions” for additional information), dividend payments ($167 million), loan advances, net of collections ($77 million), contract acquisition costs ($47 million), net other investing cash outflows ($14 million), equity and cost method investments ($7 million), and long-term debt repayments ($5 million).
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2014 first three quarters. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $267 million in the 2014 first three quarters and $226 million in the 2013 first three quarters that included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, as well as improvements to existing properties and systems initiatives. Capital expenditures for the 2014 first three quarters increased by $41 million compared to the year-ago period, primarily due to increased spending for our EDITION hotels (see Footnote No. 12, “Acquisitions and Dispositions” for more information). We expect investment spending for the 2014 full year will total approximately $800 million to $900 million, including approximately $100 million for maintenance capital spending and $193 million for Protea Hotels. See Footnote No. 12, “Acquisitions and Dispositions” for additional information on the acquisition of Protea Hotels. Investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2014 first three quarters.
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
From time to time we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances amounted to $77 million in the 2014 first three quarters and $57 million in the 2013 first three quarters. In the 2014 first three quarters, our notes receivable balance for senior, mezzanine, and other loans increased by $63 million, primarily reflecting the issuance of the $85 million mezzanine loan (net of a $15 million discount) described in Footnote No. 7, “Notes Receivable,” partially offset by collections on two MVW notes receivable issued to us in 2011 in conjunction with the Timeshare spin-off.
Spin-off Cash Tax Benefits
As noted in Footnote No. 2, “Income Taxes,” all tax matters that could affect our cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in 2013, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $363 million of those benefits through 2013, $25 million of those benefits in the 2014 first three quarters, and expect to realize approximately $34 million of further cash tax benefits in the remainder of 2014.
Contractual Obligations
As of the end of the 2014 third quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.

At the end of the 2014 third quarter, debt increased by $329 million to $3,528 million, compared to $3,199 million at year-end 2013, and reflected a $377 million increase in commercial paper borrowings, partially offset by decreases of $51 million in other debt primarily related to the sale of our right to acquire the landlord’s interest in a leased real estate property and certain attached assets of the property. At the end of the 2014 third quarter, future debt payments plus interest totaled $3,943 million and are due as follows: $38 million in 2014; $424 million in 2015; $373 million in 2016; $359 million in 2017; $1,267 million in 2018; and $1,482 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2014 third quarter, our long-term debt had an average interest rate of 3.1 percent and an average maturity of approximately 4.3 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2014 third quarter.
Early in the 2014 fourth quarter, we issued $400 million aggregate principal amount of 3.1 percent Series N Notes due 2021. We received net proceeds of approximately $394 million from the offering, after deducting the underwriting discount and estimated expenses. We expect to use these proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper borrowings as they become due.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2013 Form 10-K, other than those described below resulting from changes in the amount of guarantees where we are the primary obligor.
At the end of the 2014 third quarter, guarantees where we are the primary obligor decreased by $55 million to $144 million, compared to $199 million at year-end 2013, and reflected a $32 million decrease in debt service guarantees, a $21 million decrease in operating profit guarantees and a $2 million decrease in other guarantees. At the end of the 2014 third quarter, future guarantee commitment expirations are as follows: $2 million in 2014; $3 million in 2015; $5 million in 2016; $25 million in 2017; $11 million in 2018; and $98 million thereafter.
See the “Guarantees” caption in Footnote No. 10, “Contingencies” for additional information on our guarantees.
Share Repurchases
We purchased 16.5 million shares of our common stock during the 2014 first three quarters, at an average price of $57.97 per share. As of September 30, 2014, 22.8 million shares remained available for repurchase under authorizations from our Board of Directors. See Part II, Item 2 of this report for more information on our share repurchases.
Dividends
Our Board of Directors declared the following quarterly cash dividends in the first three quarters: (1) $0.17 per share declared February 14, 2014 and paid March 28, 2014 to shareholders of record as of February 28, 2014; (2) $0.20 per share declared May 9, 2014 and paid June 27, 2014 to shareholders of record as of May 23, 2014; and (3) $0.20 per share declared August 7, 2014 and paid September 26, 2014 to shareholders of record as of August 21, 2014.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2014 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See the information under “Legal Proceedings” in Footnote No. 10, “Contingencies” to our Financial Statements in Part I, Item 1 of this Form 10-Q.
From time to time, we are also subject to other legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these proceedings, individually and in aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
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
The growing significance of our operations outside of the United States also makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. We currently operate or franchise hotels and resorts in 79 countries, and our operations outside the United States represented approximately 18 percent of our revenues in the 2014 third quarter. We expect that the international share of our total revenues will continue to increase in future years. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, or otherwise disrupt our business or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and policies of governments that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as anti-corruption laws, competition laws, currency regulations, trade sanctions, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years and the potential spread of contagious diseases such as Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in the level of business and leisure travel and reduce the demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.

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
Our development activities expose us to project cost, completion, and resale risks. We develop new hotel and residential properties, and previously developed timeshare interval and fractional ownership properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in the 2014 first half in connection with our development and construction of three EDITION hotels, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has helped prevent customer preference shift to the intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. In addition, recent class action litigation in the U.S. against several online travel intermediaries and lodging companies, including Marriott, as well as regulatory investigations outside of the U.S. challenge the legality under antitrust law of contract provisions that support programs such as Marriott's Look No Further® Best Rate Guarantee, and we cannot assure you that the courts will ultimately uphold such provisions. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2014 - July 31, 2014	0.8	$65.21	0.8	26.5
August 1, 2014 - August 31, 2014	2.3	$66.07	2.3	24.2
September 1, 2014 - September 30, 2014	1.4	$70.91	1.4	22.8

(1)
On February 14, 2014, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. Prior to that authorization, we had announced on February 15, 2013, that our Board of Directors had increased, by 25 million shares, the authorization to repurchase our common stock. As of September 30, 2014, 22.8 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

Item 5. Other Information
We recently amended our Stock Plan in three respects, as set forth in Exhibit 10. First, we amended the Stock Plan to require that share-based awards granted to executive officers that vest based on continued employment/passage of time generally may not permit vesting more quickly than pro rata over a three-year period. Second, we amended the Stock Plan to explicitly prohibit repricing, replacing or cashing-out of underwater options or share appreciation rights. Third, we clarified that awards subject to performance conditions that are accelerated in the event of termination of employment in connection with a change in control of the Company shall vest and be valued at the target performance level.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

4.1	Form of 3.125% Series N Notes Due 2021.	Exhibit No. 4.1 to our Form 8-K filed October 9, 2014 (File No. 001-13881).

10	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013; (iii) the Condensed Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
29th day of October, 2014

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)