Form 10-K
period 2014-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2015-02-19
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (276,542,350 shares outstanding as of February 6, 2015)	Nasdaq Global Select Market Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2014, was $14,399,638,158

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement prepared for the 2015 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2014

Throughout this report, we refer to Marriott International, Inc., together with its consolidated subsidiaries, as “we,” “us,” or “the Company.”

Beginning in 2013, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Historically, our fiscal year was a 52-53 week fiscal year that ended on the Friday nearest to December 31. Unless otherwise specified, each reference to a particular year means the fiscal year ended on the date and containing the specified number of days that we show in the table under the caption “Fiscal Year” in Footnote No. 1, “Basis of Presentation,” to the Notes to our Consolidated Financial Statements.

In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (v) our properties, brands or markets outside of the United States and Canada as “International.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this report.

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
We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” We operate, franchise, or license 4,175 properties worldwide, with 714,765 rooms as of year-end 2014 inclusive of 41 home and condominium products (4,203 units) for which we manage the related owners’ associations. We believe that our portfolio of brands is the broadest of any lodging company in the world. Our principal brands are listed in the following table:

• The Ritz-Carlton®	• Gaylord Hotels®
• BVLGARI® Hotels & Resorts	• AC Hotels by Marriott®
• EDITION®	• Courtyard by Marriott® (“Courtyard®”)
• JW Marriott®	• Residence Inn by Marriott® (“Residence Inn®”)
• Autograph Collection® Hotels	• SpringHill Suites by Marriott® (“SpringHill Suites®”)
• Renaissance® Hotels	• Fairfield Inn & Suites®
• Marriott Hotels®	• TownePlace Suites by Marriott® (“TownePlace Suites®”)
• Marriott Executive Apartments®	• Protea Hotels®
• Marriott Vacation Club®	• Moxy Hotels®

As of year-end 2014, we group operations into three business segments: North American Full-Service, North American Limited-Service, and International, and provide financial information by segment for 2014, 2013, and 2012 in Footnote No. 16, “Business Segments” and Footnote No. 12, “Property and Equipment.”
Company-Operated Properties
At year-end 2014, we operated 1,102 properties (291,840 rooms) under long-term management agreements with property owners, 42 properties (9,419 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and nine properties (2,082 rooms) that we own. The figures for properties we operated under long-term management agreements include 41 home and condominium products (4,203 units) for which we manage the related owners’ associations.
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
For lodging facilities that we operate, we generally are responsible for hiring, training, and supervising the managers and employees who are needed to operate the facilities and for purchasing supplies, and owners are required to reimburse us for those costs. We provide centralized reservation services and national advertising, marketing, and promotional services, as well as various accounting and data processing services, and owners are also required to reimburse us for those costs.
Franchised, Licensed, and Unconsolidated Joint Venture Properties
We have franchising, licensing, and joint venture programs that permit other hotel owners and operators and Marriott Vacations Worldwide Corporation (“MVW”), our former timeshare subsidiary that we spun off in 2011, to use many of our lodging brand names and systems. Under our franchising program, we generally receive an initial application fee and continuing royalty fees, which typically range from four to six percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service hotels. We are a partner in unconsolidated joint ventures that manage hotels. Some of these joint ventures also provide services to franchised hotels. We recognize our share of these joint ventures' net income or loss. Franchisees and joint ventures contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We receive license fees under licensing agreements with MVW consisting of a fixed annual fee, adjusted for inflation, of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or Ritz-Carlton marks.
At year-end 2014, we had 2,882 franchised properties (388,679 rooms), 82 unconsolidated joint venture properties (9,879 rooms), and 58 licensed timeshare, fractional, and related properties (12,866 units).
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
Relationship with Major Customer
We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote No. 18, “Relationship with Major Customer,” for more information.
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

Properties by Brand
At year-end 2014, we operated, franchised, or licensed the following properties by brand:

	Company-Operated		Franchised / Licensed		Other (3)
Brand	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. Locations
Marriott Hotels	128	68,140	186	56,546	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
JW Marriott	15	9,735	8	3,239	—	—
Renaissance Hotels	33	14,881	43	12,358	—	—
Renaissance ClubSport	—	—	2	349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
Autograph Collection Hotels	1	181	43	9,901	—	—
The Ritz-Carlton	39	11,424	—	—	—	—
The Ritz-Carlton Residences (1)	30	3,598	—	—	—	—
EDITION	1	295	—	—	—	—
EDITION Residences (1)	1	25	—	—	—	—
AC Hotels by Marriott	—	—	—	—	1	220
Courtyard	274	43,138	587	77,756	—	—
Fairfield Inn & Suites	4	1,200	700	63,162	—	—
SpringHill Suites	28	4,450	286	32,518	—	—
Residence Inn	106	15,828	542	62,690	—	—
TownePlace Suites	15	1,743	225	22,230	—	—
Timeshare (2)	—	—	45	10,605	—	—
Total U.S. Locations	690	185,651	2,667	351,354	1	220

Non-U.S. Locations
Marriott Hotels	144	42,452	41	12,083	—	—
JW Marriott	42	15,877	4	1,016	—	—
Renaissance Hotels	53	17,437	28	7,931	—	—
Autograph Collection Hotels	3	584	23	6,496	5	348
Moxy Hotels	—	—	1	162	—	—
Protea Hotels	53	6,141	59	3,966	—	—
The Ritz-Carlton	48	14,090	—	—	—	—
The Ritz-Carlton Residences (1)	9	575	1	55	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
EDITION	1	173	1	78	—	—
Bulgari Hotels & Resorts	2	117	1	85	—	—
Bulgari Residences (1)	1	5	—	—	—	—
Marriott Executive Apartments	27	4,261	—	—	—	—
AC Hotels by Marriott	—	—	—	—	76	9,311
Courtyard	66	14,153	61	10,753	—	—
Fairfield Inn & Suites	2	276	15	1,813	—	—
SpringHill Suites	—	—	2	299	—	—
Residence Inn	8	970	19	2,675	—	—
TownePlace Suites	—	—	4	518	—	—
Timeshare (2)	—	—	13	2,261	—	—
Total Non-U.S. Locations	463	117,690	273	50,191	81	9,659

Total	1,153	303,341	2,940	401,545	82	9,879

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW reports its property and room counts on a fiscal year basis for the MVW fiscal year ended January 2, 2015.

(3)	Results for these properties are presented in the “Equity in earnings (losses)” caption of our Income Statements.

Properties by Country
At year-end 2014, we operated, franchised or licensed properties in the following 79 countries and territories:

Country	Properties	Rooms
Americas
Aruba	5	1,955
Bahamas	1	3,412
Barbados	1	118
Brazil	6	1,405
British Virgin Islands	1	58
Canada	86	16,741
Cayman Islands	5	772
Chile	3	666
Colombia	4	738
Costa Rica	7	1,222
Curaçao	2	484
Dominican Republic	3	595
Ecuador	2	401
El Salvador	1	133
Honduras	1	153
Mexico	25	5,984
Panama	5	1,001
Peru	2	453
Puerto Rico	9	2,226
Saint Kitts and Nevis	2	479
Suriname	1	140
Trinidad and Tobago	1	119
United States	3,358	537,225
U.S. Virgin Islands	5	1,095
Venezuela	3	688
Total Americas	3,539	578,263
United Kingdom and Ireland
Ireland	2	460
United Kingdom (England, Scotland, and Wales)	64	12,203
Total United Kingdom and Ireland	66	12,663

Middle East and Africa
Algeria	1	204
Bahrain	3	537
Egypt	6	3,062
Jordan	3	644
Kuwait	3	720
Malawi	1	117
Namibia	10	373
Nigeria	11	760
Oman	2	495
Pakistan	2	508
Qatar	4	1,487
Saudi Arabia	8	1,878
South Africa	76	8,029
Tanzania	5	153
Uganda	2	143
United Arab Emirates	13	4,534

Zambia	7	532
Total Middle East and Africa	157	24,176
Asia
China	76	28,256
India	26	6,250
Indonesia	13	2,869
Japan	15	4,328
Malaysia	7	3,070
Philippines	2	657
Singapore	3	1,059
South Korea	7	2,203
Thailand	19	3,946
Vietnam	2	786
Total Asia	170	53,424
Australia	6	1,716
Continental Europe
Armenia	2	359
Austria	7	1,808
Azerbaijan	3	574
Belarus	1	267
Belgium	5	881
Bosnia and Herzegovina	1	75
Czech Republic	6	1,088
Denmark	2	1,214
France	24	4,658
Georgia	2	245
Germany	29	6,717
Hungary	4	891
Israel	3	539
Italy	22	3,563
Kazakhstan	6	905
Netherlands	4	1,120
Poland	2	759
Portugal	5	1,150
Romania	1	401
Russia	15	3,616
Spain	74	9,391
Sweden	2	406
Switzerland	5	979
Turkey	12	2,917
Total Continental Europe	237	44,523

Total	4,175	714,765

Our Brand Portfolio
The Ritz-Carlton's vision is to inspire life's most meaningful journeys. Established in 1983 with the purchase of The Ritz-Carlton, Boston and the rights to the name, the brand has grown to over 85 hotels and 40 residences worldwide. The Ritz-Carlton enjoys a global reputation for setting the gold standard (the values and philosophies by which the brand operates) with award-winning luxury hotels, residences, golf communities, elegant spas, innovative retail outlets and acclaimed restaurants. At year-end 2014, there were 87 The Ritz-Carlton hotel properties (25,514 rooms), 40 home and condominium projects (4,228 units) for which we manage the related owners' associations, and 4 serviced apartments (579 units) operating in 29 countries and territories.

The Ritz-Carlton Geographic Distribution at Year-End 2014 (1)	Properties
United States (18 states and the District of Columbia)	69	(15,022 rooms)
Non-U.S. (28 countries and territories)
Americas	15
Continental Europe	12
Asia	26
Middle East and Africa	9
Total Non-U.S.	62	(15,299 rooms)

(1)	Includes 40 home and condominium projects (4,228 units) and 4 serviced apartments (579 units).

Bulgari Hotels & Resorts. Bulgari Hotels & Resorts is the product of a joint venture between us and Italian jeweler and luxury goods designer Bulgari SpA. The Bulgari Hotels & Resorts brand offers distinctive luxury hotel properties located in gateway cities and exclusive resorts around the world. These innovative hotels combine Bulgari style with incredible service in an informal yet impeccable setting. At year-end 2014, there were three Bulgari hotel properties in Milan, Italy, Bali, and London, England. We also operate two restaurants, co-located with two Bulgari retail stores, in Tokyo and Osaka, Japan. The hotels are designed by renowned Italian firm Antonio Citterio Patricia Viel and partners. We operate all of the Bulgari Hotels & Resorts brand properties and restaurants other than the hotel in London, which is franchised. Other projects are currently in various stages of development in Europe, Asia, the Middle East, and North America.
EDITION. In collaboration with hotel innovator Ian Schrager, EDITION combines the personal, individualized, and unique hotel experience that Ian Schrager is known for, with the global reach, operational expertise, and scale of Marriott. EDITION showcases the finest dining and entertainment offerings for guests and locals in the know. At year-end 2014, the brand operated EDITION hotels in Istanbul, central London, and Miami Beach. Scheduled EDITION hotel openings over the next few years include New York (Madison Square Park) (2015), Gurgaon, India (2016), Sanya, China (2016), Bangkok, Thailand (2016), Shanghai, China (2016), Abu Dhabi, U.A.E. (2017), Wuhan, China (2017), New York (Times Square) (2017), and West Hollywood (2018).
The EDITION hotel in New York (Madison Square Park) is currently under construction and owned by Marriott. In January of 2014, we sold The London EDITION to a third party and simultaneously entered into agreements to sell The Miami Beach and The New York (Madison Square Park) EDITION hotels to the same party once construction was complete. Under those agreements we sold The Miami Beach EDITION during the first quarter of 2015, and expect to sell The New York (Madison Square Park) EDITION in the first half of 2015. We will retain long-term management agreements for each of these three EDITION hotels. See Footnote No. 3, “Acquisitions and Dispositions” for additional information on this transaction.
JW Marriott is a global luxury brand made up of a collection of beautiful properties and resorts that cater to accomplished, discerning travelers seeking an elegant environment with discreet personal service. JW Marriott's elegant yet approachable positioning provides a differentiated offering in the luxury hotel market, bridging the gap between full service hotel brands and the super luxury brands at the top of the tier. At year-end 2014, there were 69 properties (29,867 rooms) primarily located in gateway cities and upscale locations throughout the world. JW Marriott offers anticipatory service and exceptional amenities, many with world-class golf and spa facilities. Facilities and amenities at JW Marriott properties normally include larger guest rooms, high-end décor and furnishings, upgraded in-room amenities, upgraded executive lounges, business centers and fitness centers, and 24-hour room service.
Marriott Hotels is our global flagship premium brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott Hotels properties are “Advancing the Art of Hosting” to deliver premium choices, sophisticated style, and well-crafted details. Properties are located in downtown, urban, and suburban areas, near airports, and at resort locations. Typically, properties offer well-appointed guest rooms, convention and banquet facilities, destination-driven restaurants and lounges, room service, concierge lounges, fitness centers, swimming pools, and wireless Internet access. Seventeen properties have over 1,000 rooms. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and spa facilities. At year-end 2014, there were 499 Marriott Hotels properties (179,221 rooms), excluding JW Marriott and Marriott Conference Centers.
At year-end 2014, there were 10 Marriott Conference Centers (2,915 rooms) throughout the United States. Some of the centers are used exclusively by employees of sponsoring organizations, while others are marketed to outside meeting groups and individuals. In addition to the features found in a typical Marriott Hotels property, conference centers include expanded meeting room space, banquet and dining facilities, and recreational facilities.

JW Marriott, Marriott Hotels, and Marriott Conference Centers Geographic Distribution at Year-End 2014	Properties
United States (43 states and the District of Columbia)	347	(140,575 rooms)
Non-U.S. (58 countries and territories)
Americas	52
Continental Europe	44
United Kingdom and Ireland	51
Asia	60
Middle East and Africa	20
Australia	4
Total Non-U.S.	231	(71,428 rooms)
Autograph Collection Hotels celebrate individuality by curating one-of-a kind travel experiences found in the world's most desirable destinations. Each hotel is hand selected for its distinction as an iconic landmark, remarkable design, or for its best-in-class resort amenities. Autograph Collection is designed to attract guests who prefer original, locally authentic, and unique hotel experiences that other conventional brands do not offer. The Collection provides owners of high-quality independent hotels with access to our leading reservations and marketing platforms including Marriott Rewards®, our award-winning loyalty program. At year-end 2014, there were 75 Autograph Collection properties (17,510 rooms) operating in 21 countries and territories.

Autograph Collection Hotels Geographic Distribution at Year-End 2014	Properties
United States (22 states)	44	(10,082 rooms)
Non-U.S. (20 countries and territories)
Americas	6
Continental Europe	18
United Kingdom and Ireland	4
Asia	2
Australia	1
Total Non-U.S.	31	(7,428 rooms)
Renaissance Hotels is a global, full-service brand that targets lifestyle-oriented business travelers. Each Renaissance hotel offers its own personality, local flavor, and distinctive style. Innovations include the Navigator program, which helps guests discover authentic establishments in the locale, and RLife® LIVE, which helps guests discover emerging talent in music, films, arts, and more in the comfort of the hotel lobby bars and lounges.
Renaissance Hotels' diverse portfolio includes historic icons, modern boutiques, exotic resorts, and convention hotels. Most properties feature modern chic design, lively bars and lounges, and creative meeting and banquet facilities. At year-end 2014, there were 159 Renaissance Hotels properties (52,956 rooms), including two Renaissance ClubSport properties (349 rooms).

Renaissance Hotels Geographic Distribution at Year-End 2014	Properties
United States (29 states and the District of Columbia)	78	(27,588 rooms)
Non-U.S. (34 countries and territories)
Americas	11
Continental Europe	33
United Kingdom and Ireland	4
Asia	30
Middle East and Africa	3
Total Non-U.S.	81	(25,368 rooms)
Marriott Executive Apartments provides luxury serviced apartments with five-star amenities and services for business executives and those on leisure who require accommodations outside their home country, usually for 30 or more days. These apartments are designed with upscale finishes and a wide variety of amenities including on-site gyms and other recreational facilities, a 24-hour front desk, weekly housekeeping services, laundry facilities within the apartment, and often on-site restaurants. At year-end 2014, 25 Marriott Executive Apartments and two other Serviced Apartments properties (4,261 rooms total) were located in 15 countries and territories. All Marriott Executive Apartments are located outside the United States.
Gaylord Hotels. With its world-class group and convention-oriented hotels, Gaylord Hotels is a leader in the group and meetings business and complements our existing network of large convention hotels. Gaylord Hotels properties, which are located near Washington, D.C., Nashville, Tennessee, Orlando, Florida, and Dallas, Texas, are designed to celebrate the heritage of their destinations. Properties typically have between approximately 1,400 rooms and 2,900 rooms, 400,000 to 600,000 square feet meeting and convention space, and 4 to 15 restaurants, eateries and bars, and retail outlets serving groups and leisure travelers. Fueled by the brand’s hallmark “Everything in one place” concept, each Gaylord Hotels resort blends magnificent settings, luxurious rooms, and world-class dining and entertainment offerings. At year-end 2014, there were five Gaylord Hotels properties (8,098 rooms, including the 303-room Inn at Opryland) operating in the United States.
AC Hotels by Marriott. We are a partner in joint ventures that created the “AC Hotels by Marriott” co-brand in 2011. AC Hotels by Marriott is designed to attract the upper-moderate, design-conscious guest looking for a cosmopolitan hotel in a great city location, and features stylish, sleek designs with limited food and beverage offerings. AC Hotels by Marriott hotels are typically located in destination, downtown, and lifestyle centers. AC Hotels by Marriott features the “AC Lounge” offering cocktails, appetizers and sharable plates where guests can relax and unwind, and fitness centers with state-of-the-art exercise equipment. Small meeting rooms can be found in most hotels for private board meetings or intimate social gatherings. Based on location, other hotel amenities include a mini-bar, 24-hour room service, laundry service, exclusive bathroom amenities, writing desk, and free wireless high-speed Internet access (Wi-Fi). At year-end 2014, there were 77 AC Hotels by Marriott properties (9,531 rooms) in Spain, Italy, France, and Portugal. In November 2014, AC Hotels by Marriott opened its first hotel in the U.S., with the opening of the AC Hotel New Orleans Bourbon. The brand has a very strong pipeline for growth in the Americas with future openings scheduled for locations including Chicago, Miami, Kansas City, and Washington D.C.
Courtyard is our hotel product designed for the upper-moderate price tier, and is focused primarily on transient business travel. Hotels feature functionally designed guest rooms and meeting rooms, and typically offer free Wi-Fi, a swimming pool, an exercise room, and The Market (a self-serve food store open 24 hours a day). At year-end 2014, over 90 percent of our North American Courtyard hotels completed the Courtyard Refreshing Business lobby design. The multifunctional lobby space enables guests to work, relax, eat, drink, and socialize at their own pace. At year-end 2014, there were 988 Courtyard properties (145,800 rooms) operating in 38 countries and territories.

Courtyard Geographic Distribution at Year-End 2014	Properties
United States (50 states and the District of Columbia)	861	(120,894 rooms)
Non-U.S. (37 countries and territories)
Americas	47
Continental Europe	41
United Kingdom and Ireland	2
Asia	31
Middle East and Africa	5
Australia	1
Total Non-U.S.	127	(24,906 rooms)
Residence Inn is the leading upscale extended-stay hotel brand designed for frequent and extended stay business and leisure travelers staying five or more nights. Residence Inn provides upscale design and style with spacious suites that feature separate living, sleeping, and working areas, as well as kitchens with full-size appliances. Guests can maintain their own pace and routines through free Wi-Fi, on-site exercise options, and comfortable places to work and relax. Additional amenities include free hot breakfast and evening social events, free grocery shopping services, 24-hour friendly and knowledgeable staffing, and laundry facilities. At year-end 2014, there were 675 Residence Inn properties (82,163 rooms) operating in 9 countries and territories.

Residence Inn Geographic Distribution at Year-End 2014	Properties
United States (48 states and the District of Columbia)	648	(78,518 rooms)
Non-U.S. (8 countries and territories)
Americas	21
Continental Europe	2
United Kingdom and Ireland	1
Middle East and Africa	3
Total Non-U.S.	27	(3,645 rooms)
SpringHill Suites is our all-suite brand in the upper-moderate price tier primarily targeting business travelers. These properties typically have suites with approximately 25 percent more space than a traditional hotel guest room with separate areas for sleeping, working, and relaxing. The brand offers a broad range of amenities, including free Wi-Fi, The Market (a self-serve food/beverage store open 24 hours a day), complimentary hot breakfast buffet, lobby computer and on-site business services (copying, faxing, and printing), exercise facilities, and a swimming pool. At year-end 2014, there were 314 properties (36,968 rooms) operating in the United States and two properties (299 rooms) in Canada.
Fairfield Inn & Suites (which includes Fairfield Inn, Fairfield Inn & Suites and Fairfield by MarriottSM) is an established leader in the moderate-price tier and is targeted primarily at value-conscious business travelers looking to maintain their balance and momentum while traveling. Fairfield Inn & Suites typically offer a wide range of amenities, including free Wi-Fi, a business center/lobby computer with Internet access and print capability, free hot breakfast, The Market (a self-serve food store open 24 hours a day), exercise facilities, a swimming pool, and guest laundry. Additionally, suite rooms (approximately 25 percent of the rooms at a typical Fairfield Inn & Suites) provide guests with separate areas for sleeping, working, and relaxing. At year-end 2014, there were 553 Fairfield Inn & Suites properties and 168 Fairfield Inn properties (66,451 rooms combined total) operating in the United States, Canada, Mexico and India.

Fairfield Inn & Suites Geographic Distribution at Year-End 2014	Properties
United States (48 states and the District of Columbia)	704	(64,362 rooms)
Non-U.S. Americas (3 countries and territories)
Americas	16
Asia	1
Total Non-U.S.	17	(2,089 rooms)
TownePlace Suites is our moderately priced extended-stay hotel brand designed to appeal to business and leisure travelers who stay for five nights or more. Each suite provides functional spaces for living and working, including a full kitchen and a home office. Each hotel specializes in delivering service that helps guests make the best of long trips by helping them stay productive and upbeat. Additional amenities include daily housekeeping services, breakfast, exercise facilities, a pool, 24-hour In A Pinch (food and beverage) Market, laundry facilities, and free Wi-Fi. At year-end 2014, there were 240 properties (23,973 rooms) operating in the United States and four properties (518 rooms) operating in Canada.
Protea Hotels is the leading hospitality brand in Africa and boasts the highest hospitality brand awareness in the continent. With 112 properties (10,107 rooms) in South Africa and six other Sub-Saharan African countries at year-end 2014, Protea Hotels has the largest strategic footprint throughout the continent and is highly committed to delivering every guest with a personalized service experience. Competing in the moderate and upper moderate tier categories, Protea Hotels is ideal for both business and leisure travelers by offering properties in major and secondary business centers and leisure destinations. Protea Hotels offers updated facilities, a unique service culture and consistent amenities such as full service restaurants, meeting spaces, free Wi-Fi, and well-appointed rooms to ensure a comfortable, relaxed, and successful stay.
Moxy Hotels. In 2013, we announced a collaboration with Vastint, a holding company within the Inter IKEA Group, to develop our newest brand, Moxy Hotels. Moxy is a design-led, lifestyle budget hotel developed around the needs of Generation X and Y travelers. The brand offers a vibrant, communal, and stylish public space and a fun, energetic, and edgy personality. The brand opened its first hotel in Milan Malpensa in September of 2014.
Licensed Brands
On November 21, 2011, we spun off our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our then wholly owned subsidiary MVW. Before the spin-off, we developed, operated, marketed, and sold timeshare interval, fractional ownership, and residential properties as part of our former Timeshare segment under the brand names discussed below, and in conjunction with the spin-off, we entered into licensing agreements with MVW for those brands.
Under those licensing agreements, MVW is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. MVW is also the exclusive global developer, marketer, and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand. Ritz-Carlton generally provides on-site management for Ritz-Carlton branded properties. We receive license fees under the licensing agreements with MVW for the following brands:
Marriott Vacation Club is MVW’s signature offering in the upscale tier of the vacation ownership industry. Marriott Vacation Club resorts typically combine spacious accommodations with one-, two-, and three-bedroom options, living and dining areas, and in-unit kitchens and laundry facilities, with resort amenities.
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
The Ritz-Carlton Destination Club is MVW's vacation ownership offering in the luxury tier of the industry. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with The Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature luxurious two-, three- and four-bedroom units, and luxury resort amenities. We deliver on-site services, which usually include daily housekeeping service, valet, in-residence dining, and access to fitness facilities as well as spa and sports facilities as appropriate for each destination, through our Ritz-Carlton subsidiary. MVW also has the non-exclusive right to develop, market and sell whole ownership residential products under The Ritz-Carlton Residences brand. The Ritz-Carlton Residences provide whole-ownership, luxury living in many of the world's most vibrant cities and stunning resort destinations, including co-locations with certain The Ritz-Carlton Destination Club resorts. Residents can avail themselves of the services and facilities on an a la carte basis that are associated with the co-located The Ritz-Carlton Destination Club resort.
MVW offers Marriott Rewards® Points and The Ritz-Carlton Rewards® Points to its owners or potential owners as sales, tour, and financing incentives, in exchange for vacation ownership usage rights, for customer referrals, and to resolve customer service issues. MVW buys these points from our Marriott Rewards and Ritz-Carlton Rewards programs.
At year-end 2014, MVW operated 58 properties, primarily in the United States, but also in other countries and territories. Many of MVW's resorts are located adjacent to hotels we operate, such as Marriott Hotels and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation.

Other Activities
Credit Card Programs. At year-end 2014, we had six credit card programs in the United States, Canada, and the United Kingdom, which include both Marriott Rewards and The Ritz-Carlton Rewards credit cards. We earn licensing fees based on card usage, and the cards are designed to encourage loyalty to our brands.
Sales and Marketing, Loyalty Programs, and Reservation Systems. We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our website, or any other Marriott reservation channel. Marriott’s Look No Further Guarantee ensures best rate integrity, strengthening consumer confidence in our brand. Our strong Marriott Rewards and The Ritz-Carlton Rewards guest recognition programs and our information-rich and easy-to-use Marriott.com website and mobile app are also integral to our success.
With over 50 million visitors each month, Marriott.com remains one of the largest online retail sites in the world, and continues to experience unprecedented growth. In 2014, we successfully expanded the deployment of Mobile Check-In and Check-Out to our portfolio of over 4,000 hotels globally. Design and usability improvements to Marriott.com made it easier for our guests to discover our properties on every device available. We continue to explore and implement more personalized elements to enhance the experience for our online guests.
At year-end 2014, we operated 15 systemwide hotel reservation centers, six in the United States and Canada and nine in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and either lease the others or share space with an existing Marriott property. While pricing is set by our hotels, our reservation system manages and controls inventory and allows us to utilize third party agents where cost effective. With 4,175 properties in our system, economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.
We believe our global sales and revenue management organization is a key competitive advantage due to our unrelenting focus on optimizing our investment in people, processes, and systems. Our above-property sales deployment strategy aligns our sales efforts around the customer, reducing duplication of sales efforts by individual hotels and allowing us to cover a larger number of accounts. We also utilize innovative sophisticated revenue management systems, many of which are proprietary, which we believe provide a competitive advantage in pricing decisions, increase efficiency in analysis and decision making, and produce increased property-level revenue for the hotels in our system. Most of the hotels in our system utilize web-based programs to effectively manage the rate set up and modification processes which provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.
Our customer loyalty programs, Marriott Rewards and The Ritz-Carlton Rewards, have over 49 million members and 15 participating brands. MVW and other program partners also participate in our rewards programs. The rewards programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 39 participating airline programs. We believe that our rewards programs generate substantial repeat business that might otherwise go to competing hotels. In 2014, rewards program members purchased over 50 percent of our room nights. We continue to enhance our rewards program offerings and strategically market to this large and growing customer base. Our loyal rewards member base provides a low cost and high impact vehicle for our revenue generation efforts. See the “Rewards Programs” caption in Footnote No. 2, “Summary of Significant Accounting Policies” for more information.
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
Environmental Responsibility and “Green” Hotels. Our sustainability strategy supports business growth and reaches beyond our hotels to preserve and protect our planet's natural resources. Marriott's environmental goals are to: (1) further reduce energy and water consumption by 20 percent by 2020; (2) empower our hotel development partners to build green hotels; (3) green our multi-billion dollar supply chain; (4) educate and inspire associates and guests to conserve and preserve; and (5) address environmental challenges through innovative conservation initiatives including rainforest protection and water conservation.
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
Global Design Division. Our Global Design (formerly known as Architecture and Construction) division provides design, development, construction, refurbishment, and procurement services to owners and franchisees of lodging properties on a voluntary basis outside the scope of and separate from our management or franchise contracts. Similar to third-party contractors, Global Design provides these services on a fee basis to owners and franchisees of Marriott-branded properties.
Marriott Golf. At year-end 2014, Marriott Golf managed 33 golf course facilities as part of our management of hotels and for other golf course owners. In addition, we provide similar services to four facilities operated by others.
Competition
We encounter strong competition both as a lodging operator and as a franchisor. There are approximately 875 lodging management companies in the United States, including approximately 10 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national and international chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if it does not meet certain financial or performance criteria.
During the last recession demand for hotel rooms declined significantly, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved from 2010 through 2014, cost reductions could again become necessary if demand trends reverse. We would expect to implement any such efforts in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, in order to help maintain or increase our market share.
Affiliation with a national or regional brand is prevalent in the U.S. lodging industry, and we believe that our brand recognition gives us a competitive advantage in attracting and retaining guests, owners and franchisees. In 2014, approximately 69 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. The franchising business is concentrated, with the six largest franchisors operating multiple brands accounting for a significant proportion of all U.S. rooms.
Outside the United States, branding is much less prevalent and most markets are served primarily by independent operators, although branding is more common for new hotel development. We believe that chain affiliation will increase in overseas markets as local economies grow, trade barriers decline, international travel accelerates, and hotel owners seek the economies of centralized reservation systems and marketing programs.
Based on lodging industry data, we have more than a 10 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a two percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, and our emphasis on guest service and guest and associate satisfaction contribute to customer preference across all of our brands.
Properties that we operate, franchise, or license are regularly upgraded to maintain their competitiveness. Most of our management agreements provide for the allocation of funds to be set aside, generally a fixed percentage of revenue, for periodic renovation of buildings and replacement of furnishings. These ongoing refurbishment programs, along with periodic brand initiatives, are generally adequate to preserve or enhance the competitive position and earning power of the properties. Properties converting to one of our brands typically complete renovations as needed in conjunction with the conversion.
Employee Relations
At year-end 2014, we had approximately 123,500 employees, approximately 11,000 of whom were represented by labor unions. We believe relations with our employees are positive.

Environmental Compliance
The properties we operate or develop are subject to national, state, and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. Those environmental provisions include requirements that address health and safety; the use, management, and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our operation and development of properties complies, in all material respects, with environmental laws and regulations. Compliance with such provisions has not materially impacted our capital expenditures, earnings, or competitive position, and we do not anticipate that it will have a material impact in the future.
Internet Address and Company SEC Filings
Our Internet address is Marriott.com. On the investor relations portion of our website, Marriott.com/investor, we provide a link to our electronic filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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
Risks and Uncertainties
We are subject to various risks that could have a negative effect on us or on our financial condition. You should understand that these risks could cause results to differ materially from those we express in forward-looking statements contained in this report or in other Company communications. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel properties for customers. We operate in markets that contain many competitors. Each of our hotel brands competes with major hotel chains in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our loyalty programs and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in Europe and other parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, changes in oil prices and currency values, potential disruptions in the U.S. economy as a result of governmental action or inaction on the federal deficit, budget, and related issues, including for example the 2013 U.S. federal government shutdown, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and this aspect of our business may continue to suffer due to U.S. federal spending cuts and any further limitations that may result from congressional action or inaction. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, or a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. If such terminations occur, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.

Our lodging operations are subject to global, regional, and national conditions. Because we conduct our business on a global platform, changes in global and regional economies impact our activities. In recent years, decreases in travel resulting from weak economic conditions and the heightened travel security measures that have resulted from the threat of further terrorism have hurt our business. Our future performance could be similarly affected by the economic environment in each of our operating regions, the resulting unknown pace of business travel, and any future incidents in those regions.
The growing significance of our operations outside of the United States makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. We currently operate or franchise hotels and resorts in 79 countries, and our operations outside the United States represented approximately 18 percent of our revenues in 2014. We expect that our international revenues will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt our business or damage our reputation. In addition, an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities that would otherwise support growth.
Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the United States. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our business outside of the U.S. are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our non-U.S. operations increases. Our efforts to mitigate some of our foreign currency exposure by entering into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies in which we receive management and franchise fees may not be successful. In this regard, these hedging agreements do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.
Some of our management agreements and related contracts require us to make payments to owners if the hotels do not achieve specified levels of operating profit. Some of our contracts with hotel owners require that we fund shortfalls if the hotels do not attain specified levels of operating profit. We may not be able to recover any fundings of such performance guarantees, which could lower our profits and reduce our cash flows.
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy

Hotels, and, upon completion of the acquisition, Delta Hotels and Resorts, or any other new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years and the potential spread of contagious diseases such as Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
Disagreements with owners of hotels that we manage or franchise may result in litigation or may delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product or service initiatives and the timing and amount of capital investments. Such disagreements may be more likely when hotel returns are weaker. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners, but we are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in a significant adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
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
Actions by our franchisees and licensees could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties in connection with lodging, timeshare, residential services, and our credit card programs. Under the terms of their agreements with us, our franchisees and licensees interact directly with customers and other third parties under our brand and trade names. If these franchisees or licensees fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data breach involving customer information; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our franchise and license agreements provide us with recourse and remedies in the event of a breach by the franchisee or licensee, including termination of the agreements under certain circumstances, pursuing any such recourse, remedy, or termination could be expensive and time consuming. In addition, we cannot assure you that a court would ultimately enforce our contractual termination rights in every instance.
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary, and require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, or terrorist acts, or liabilities that result from breaches in the security of our information systems, may be uninsurable or too expensive to justify obtaining insurance. As a result, we and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.

Development and Financing Risks
While we are predominantly a manager and franchisor of hotel properties, our hotel owners depend on capital to buy, develop, and improve hotels, and our hotel owners may be unable to access capital when necessary. In order to fund new hotel investments, as well as refurbish and improve existing hotels, both we and current and potential hotel owners must periodically spend money. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners depends in large measure on capital markets and liquidity factors, over which we can exert little control. The difficulty of obtaining financing on attractive terms may be constrained by the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity.
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
Our development activities expose us to project cost, completion, and resale risks. We develop new hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in the 2014 first half in connection with our development and construction of three EDITION hotels, our ongoing involvement in the development of properties presents a number of risks, including that (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
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
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, directly or through noncontrolling interests and/or licensing agreements, in the development and sale of residential properties associated with our brands, including residences and condominiums under our The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection, and Marriott brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including the following: (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future hotel development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.

Some hotel openings in our existing development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under signed contracts. The eventual opening of such pipeline hotels and, in particular, the hotels approved for development that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Accordingly, we cannot assure you that our development pipeline, and in particular hotels not yet under contract, will result in new hotels that enter our system, or that those hotels will open when we anticipate.
If we incur losses on loans or loan guarantees that we have made to third parties, our profits could decline. At times, we make loans for hotel development or renovation expenditures in connection with entering into or amending management or franchise agreements. From time to time we also provide third-party lenders financial guarantees for the timely repayment of all or a portion of debt related to hotels that we manage or franchise, generally subject to an obligation that the owner reimburse us for any fundings. We could suffer losses if hotel owners or franchisees default on loans that we provide or fail to reimburse us for loan guarantees that we have funded.
If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed. The owners of many of our managed or franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and repossess the property. Such sales or repossessions could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations.
Planned transactions that we announce may be delayed, not occur at all, or involve unanticipated costs. From time to time we announce transactions that we expect will close at a future date, such as the disposition of The New York (Madison Square Park) EDITION hotel upon completion of construction or the acquisition of Delta Hotels. If the conditions to consummating these transactions are neither satisfied nor waived by the time we expect, the closings could be delayed or not occur at all. In addition, the EDITION contract is for a fixed purchase price based upon the estimated total development costs for the hotel and we will not recover any development costs in excess of the agreed purchase price, so we will bear those development costs to the extent that they are higher than we anticipated when we agreed to the transaction.
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has helped prevent customer preference shift to the intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. In addition, recent regulatory investigations outside of the U.S. challenge the legality under antitrust law of contract provisions that support programs such as Marriott's Look No Further® Best Rate Guarantee, and we cannot assure you that the courts will ultimately uphold such provisions. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.

Failure to maintain the integrity of and protect internal or customer data could result in faulty business decisions, operational inefficiencies, damage to our reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The information, security, and privacy requirements imposed by governmental regulation and the requirements of the payment card industry are also increasingly demanding, in both the United States and other jurisdictions where we operate. Our systems or our franchisees' systems may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our and our service providers' information systems and records. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our franchisees or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits.
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
Any disruption in the functioning of our reservation system could adversely affect our performance and results. We manage a global reservation system that communicates reservations to our branded hotels that individuals make directly with us online, through our mobile app, or through our telephone call centers, or through intermediaries like travel agents, Internet travel web sites and other distribution channels. The cost, speed, accuracy and efficiency of our reservation system are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation system.
Other Risks
Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for financial reporting, taxes, healthcare, and the environment. Changes to these laws, regulations, or policies, including those associated with health care, tax or financial reforms, could reduce our profits. We also anticipate that many of the jurisdictions where we do business will continue to review taxes and other revenue raising measures, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices or reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could significantly impact us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations, or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
If we cannot attract and retain talented associates, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. Any shortage of skilled labor could also require higher wages that would increase our labor costs, which could reduce our profits.
Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Director consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes for mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder rights plan.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We describe our company-operated properties in Part I, Item 1. “Business” earlier in this report, and under the “Properties by Segment” caption in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers are located in leased facilities. We also lease space in a number of buildings with combined space of approximately 1.1 million square feet in Maryland where our corporate and The Ritz-Carlton headquarters are located.

Item 3.	Legal Proceedings.
See the information under “Legal Proceedings” in Footnote No. 7, “Commitments and Contingencies” which we incorporate here by reference.
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
Not applicable.

Executive Officers of the Registrant

See the information under “Executive Officers of the Registrant” in Part III, Item 10 of this report for information about our executive officers, which we incorporate here by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Dividends

The table below presents the price range of our Class A Common Stock (our “common stock”) and the per share cash dividends we declared for each fiscal quarter during the last two years.

		Stock Price		Dividends Declared per Share
		High	Low
2014	First Quarter	$56.20	$47.21	$0.1700
	Second Quarter	64.31	55.00	0.2000
	Third Quarter	73.28	63.37	0.2000
	Fourth Quarter	79.25	59.61	0.2000

		Stock Price		Dividends Declared per Share
		High	Low
2013	First Quarter	$42.27	$36.24	$0.1300
	Second Quarter	44.45	38.17	0.1700
	Third Quarter	43.99	39.58	0.1700
	Fourth Quarter	49.84	41.26	0.1700
At February 6, 2015, 276,542,350 shares of our common stock were outstanding and were held by 34,458 shareholders of record. Since October 21, 2013, our common stock has traded on the NASDAQ Global Select Market (“NASDAQ”) and the Chicago Stock Exchange. Before October 21, 2013, our common stock traded on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $78.03 on December 31, 2014, and $49.35 on December 31, 2013. All prices are reported on the consolidated transaction reporting system.

Fourth Quarter 2014 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2014-October 31, 2014	3.9	65.23	3.9	18.9
November 1, 2014-November 30, 2014	2.0	76.13	2.0	16.9
December 1, 2014-December 31, 2014	1.8	77.56	1.8	15.1

(1)
On February 14, 2014, we announced that our Board of Directors had increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. At year-end 2014, 15.1 million shares remained available for repurchase under previous authorizations. In addition, on February 12, 2015, we announced that our Board of Directors further increased our common stock repurchase authorization by 25 million shares. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.     Selected Financial Data.
The following table presents a summary of our selected historical financial data derived from our last 10 years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for each year for more detailed information including, among other items, restructuring costs and other charges we incurred in 2008 and 2009, timeshare strategy-impairment charges we incurred in 2009 and 2011, and our 2011 spin-off of our former timeshare operations and timeshare development business. For periods before the 2011 spin-off, we continue to include our former Timeshare segment in our historical financial results as a component of continuing operations because of our significant continuing involvement in MVW's future operations.

	Fiscal Year (1)
($ in millions, except per share data)	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Income Statement Data:
Revenues (2)	$13,796	$12,784	$11,814	$12,317	$11,691	$10,908	$12,879	$12,990	$11,995	$11,129
Operating income (loss) (2)	$1,159	$988	$940	$526	$695	$(152)	$765	$1,183	$1,089	$671
Income (loss) from continuing operations attributable to Marriott	$753	$626	$571	$198	$458	$(346)	$359	$697	$712	$543
Cumulative effect of change in accounting principle (3)	—	—	—	—	—	—	—	—	(109)	—
Discontinued operations (4)	—	—	—	—	—	—	3	(1)	5	126
Net income (loss) attributable to Marriott	$753	$626	$571	$198	$458	$(346)	$362	$696	$608	$669
Per Share Data (5):
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.97	$1.73	$1.64	$1.16
Diluted losses per share from cumulative effect of accounting change	—	—	—	—	—	—	—	—	(0.25)	—
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	—	—	—	—	—	0.01	—	0.01	0.27
Diluted earnings (losses) per share attributable to Marriott shareholders	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.98	$1.73	$1.40	$1.43
Cash dividends declared per share	$0.7700	$0.6400	$0.4900	$0.3875	$0.2075	$0.0866	$0.3339	$0.2844	$0.2374	$0.1979
Balance Sheet Data (at year-end):
Total assets	$6,865	$6,794	$6,342	$5,910	$8,983	$7,933	$8,903	$8,942	$8,588	$8,530
Long-term debt	3,457	3,147	2,528	1,816	2,691	2,234	2,975	2,790	1,818	1,681
Shareholders’ (deficit) equity	(2,200)	(1,415)	(1,285)	(781)	1,585	1,142	1,380	1,429	2,618	3,252
Other Data:
Base management fees	$672	$621	$581	$602	$562	$530	$635	$620	$553	$497
Franchise fees	745	666	607	506	441	400	451	439	390	329
Incentive management fees	302	256	232	195	182	154	311	369	281	201
Total fees	$1,719	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027
Fee Revenue-Source:
North America (6)	$1,319	$1,186	$1,074	$970	$878	$806	$1,038	$1,115	$955	$809
Total Outside North America (7)	400	357	346	333	307	278	359	313	269	218
Total fees	$1,719	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224	$1,027

(1)	In 2013, we changed to a calendar year-end reporting cycle. All fiscal years presented before 2013 included 52 weeks, except for 2008 which included 53 weeks.

(2)
Balances do not reflect the impact of discontinued operations. Also, for periods prior to 2009, we reclassified our provision for loan losses associated with our lodging operations to the “General, administrative, and other” caption of our Income Statements to conform to our presentation for periods beginning in 2009. This reclassification only affected operating income.

(3)
We adopted certain provisions of Accounting Standards Certification Topic 978 (previously Statement of Position 04-2, “Accounting for Real Estate Time Sharing Transactions”), in 2006, which we reported in our Income Statements as a cumulative effect of change in accounting principle.

(4)
The following businesses became discontinued operations in the year we announced that we would sell or exit them: senior living services (2002), distribution services (2002), and synthetic fuel (2007).

(5)
We issued stock dividends in the third and fourth quarters of 2009, and a stock split in the form of a stock dividend on June 9, 2006. We have adjusted all per share data retroactively to reflect those stock dividends.

(6)	Represents fee revenue from the United States (but not Hawaii before 2011) and Canada.

(7)	Represents fee revenue outside of North America, as defined in footnote (6) above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 79 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. At year-end 2014, of the total population of hotel rooms in our system worldwide, we operated 41 percent under management agreements; our franchisees operated 56 percent under franchise agreements; and we owned or leased only two percent. The remainder represented our interest in unconsolidated joint ventures that manage hotels and provide services to franchised properties. We group our operations into three business segments: North American Full-Service, North American Limited-Service, and International.
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
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels.
References to year-end 2014 RevPAR statistics throughout this report, including occupancy and ADR, reflect the twelve months ended December 31, 2014, as compared to the twelve months ended December 31, 2013. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.

We define our comparable properties as those that were open and operating under one of our brands for at least one full calendar year as of the beginning of the current period and have not, in either the current or previous periods presented, (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentages of our properties for each year indicated: (1) 87% of North American properties in 2014, 89% in 2013, and 93% in 2012; (2) 57% of International properties (71% excluding Protea Hotels) in 2014, 75% in 2013, and 78% in 2012; and (3) 82% of total properties (85% excluding Protea Hotels) in 2014, 87% in 2013, and 91% in 2012.
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
Business Trends
Our 2014 results reflected a favorable economic climate and demand for our brands in many markets around the world, reflecting generally low supply growth in the U.S. and Europe, improved pricing in most North American markets, and a year-over-year increase in the number of properties in our system. Comparable worldwide systemwide RevPAR for 2014 increased 6.6 percent to $110.09, average daily rates increased 3.7 percent on a constant dollar basis to $150.23, and occupancy increased 2.0 percentage points to 73.3 percent, compared to 2013.
The properties in our system serve transient and group customers, which drive both business and leisure demand. In 2014, three-quarters of property group room revenue was contracted before 2014 and one-quarter was contracted in 2014. As group demand has improved, meeting planners have been booking such meetings earlier to ensure available space.
Strong U.S. group business and transient demand contributed to increased room rate growth in 2014. Transient demand continued to be strong in the western U.S. during 2014, and was stronger beginning in the third quarter in the eastern U.S. when compared to the first half of the year, as we eliminated discounts, shifted business into higher rated price categories, and raised room rates. In New York City, new lodging supply continued to constrain rate growth, while in Washington D.C., demand strengthened in the second half of the year due to increased city-wide events and a favorable comparison to the 2013 government sequestration and shutdown.

In 2014, bookings for future group business in the U.S. improved. As of year-end 2014, the group revenue pace for stays in 2015 for company-operated full service hotels (Marriott, JW Marriott, Renaissance, The Ritz-Carlton, and Gaylord brands) in North America was up about 5 percent, compared to the 2013 year-end group revenue booking pace for stays in 2014. The higher pace reflected improved group demand and greater pricing power.

The Europe region experienced increased demand throughout 2014, most predominately in the United Kingdom and Central Europe primarily due to increased business travel and special events, whereas results in France reflected the impact of a weaker economy. Eastern Europe was impacted by lower demand, constrained by continued economic deterioration due to the Russia/Ukraine conflict. In the Asia Pacific region, 2014 demand continued to increase, led by growth from corporate and other transient business in Japan, Indonesia, India, and Singapore. Demand increased in Greater China in the first three quarters of 2014 but was also constrained by supply growth in certain Southern China markets and government austerity in Beijing. In the fourth quarter, demand moderated in Greater China due to political disruption in Hong Kong. Demand in Malaysia was weak in 2014 due to slower leisure travel from Greater China. Thailand demand was weak due to political instability through most of 2014 but increased in the fourth quarter. Demand for our hotels in our Middle East and Africa regions remained strong throughout 2014. In particular, demand in Egypt improved due to improved political stability. Demand in the United Arab Emirates was constrained mainly by new supply and, to a lesser extent, a reduction in travelers from Russia in the second half of the year, while Kuwait experienced weakness due to reduced government spending. In the Caribbean and Latin America, strong demand throughout the region in 2014 was driven by increased leisure travel to our Caribbean and Mexican resorts, constrained somewhat by oversupply of hotels in Panama.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in 2014, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited average daily rates. For our company-

operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements.
CONSOLIDATED RESULTS
The following discussion presents an analysis of results of our operations for 2014, 2013, and 2012.
Revenues
2014 Compared to 2013
Revenues increased by $1,012 million (8 percent) to $13,796 million in 2014 from $12,784 million in 2013 as a result of higher cost reimbursements revenue ($764 million), higher franchise fees ($79 million), higher owned, leased, and other revenue ($72 million), higher base management fees ($51 million), and higher incentive management fees ($46 million). We estimate that the three fewer days of activity in 2014 compared to 2013 reduced fee revenues by approximately $5 million.
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating or net income. The $764 million increase in total cost reimbursements revenue, to $11,055 million in 2014 from $10,291 million in 2013, reflected the impact of higher occupancies at our properties and growth across the system.
The $51 million increase in total base management fees, to $672 million in 2014 from $621 million in 2013, largely reflected stronger RevPAR due to increased demand ($34 million), the impact of unit growth across the system ($21 million), and increased recognition of previously deferred fees ($16 million), partially offset by a decrease in fees from terminated units ($8 million), decreased fees due to properties that converted from managed to franchised ($8 million), unfavorable foreign exchange rates ($6 million), and three fewer days of activity ($2 million). The $79 million increase in total franchise fees, to $745 million in 2014 from $666 million in 2013, reflected stronger RevPAR due to increased demand ($35 million), new unit growth across the system ($35 million), increased relicensing fees ($10 million), and fees from properties that converted to franchised from managed ($7 million), partially offset by a decrease in fees from terminated units ($4 million) and three fewer days of activity ($3 million). The $46 million increase in incentive management fees to $302 million in 2014 from $256 million in 2013 largely reflected higher net house profit at our North American and International managed hotels in addition to unit growth in International markets, partially offset by the impact of unfavorable foreign exchange rates ($5 million) and higher North American Full-Service deferred fees recognized in 2013 ($5 million).
The $72 million increase in owned, leased, and other revenue, to $1,022 million in 2014 from $950 million in 2013 predominantly reflected $56 million of higher owned and leased revenue, $17 million in revenue from various Protea Hotels programs, $9 million in higher branding fees, and $2 million in other program revenue, partially offset by $14 million lower termination fee revenue in 2014. Higher owned and leased revenue reflected $43 million from Protea Hotel leases associated with the acquisition, $30 million in revenue from a North American Full-Service managed property that we acquired in the 2013 fourth quarter, and stronger performance across our new and existing owned and leased properties primarily from the International segment, partially offset by $37 million attributable to five International segment properties that converted to managed or franchised properties. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $127 million in 2014 and $118 million in 2013.
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
The $39 million decrease in owned, leased, and other revenue, to $950 million in 2013 from $989 million in 2012, primarily reflected $35 million of lower corporate housing revenue due to the sale of the ExecuStay corporate housing business in the 2012 second quarter and $28 million of lower owned and leased revenue, partially offset by $12 million of higher branding fees, $8 million of higher hotel agreement termination fees, and $2 million of higher other revenue. Lower owned and leased revenue primarily reflected fewer International segment leased properties due to three leases that we terminated in 2013 and weaker demand at one leased property in London, as well as a $2 million business interruption payment received in the 2012 second quarter from a utility company. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $118 million in 2013 and $106 million in 2012.
Operating Income
2014 Compared to 2013
Operating income increased by $171 million to $1,159 million in 2014 from $988 million in 2013. The $171 million increase in operating income reflected a $79 million increase in franchise fees, a $51 million increase in base management fees, a $46 million increase in incentive management fees, and $26 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by a $21 million increase in depreciation, amortization, and other expense, and a $10 million increase in general, administrative, and other expense. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to 2013 in the preceding “Revenues” section.
The $26 million (12 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $23 million of higher owned and leased revenue, net of direct expenses, $9 million in higher branding fees, $4 million from various programs at Protea Hotels, and $2 million in other program revenue, partially offset by $14 million in higher termination fees in 2013. Higher owned and leased revenue, net of direct expenses of $23 million primarily reflects $14 million in net favorable results at several leased properties, $10 million of revenue, net of direct expenses for a North American Full-Service managed property that we acquired in the 2013 fourth quarter, and $7 million of revenue, net of direct expenses for new Protea Hotel leases, partially offset by $6 million attributable to International segment properties that converted to managed or franchised.
Depreciation, amortization and other expense increased by $21 million (17 percent) to $148 million in 2014 from $127 million in 2013. The increase reflected the $25 million net impairment charge on the EDITION hotels discussed in Footnote No. 3, “Acquisitions and Dispositions,” $5 million in accelerated amortization related to contract terminations, $5 million in higher contract amortization primarily from Protea Hotels, and $3 million in higher depreciation related to a North American Full-Service property that we acquired in the 2013 fourth quarter, partially offset by $13 million of accelerated amortization related to contract terminations in 2013 and $5 million of 2013 depreciation for two International properties that converted to managed contracts.
General, administrative, and other expenses increased by $10 million (2 percent) to $659 million in 2014 from $649 million in 2013. The increase largely reflected $9 million from the addition of Protea Hotels and related transition costs, $7 million from net unfavorable foreign exchange rates, and $6 million of increased guarantee funding, partially offset by $8 million litigation settlements recognized in 2013, and a $5 million performance cure payment in 2013 for an International segment property.

2013 Compared to 2012
Operating income increased by $48 million to $988 million in 2013 from $940 million in 2012. The $48 million increase in operating income reflected a $59 million increase in franchise fees, a $40 million increase in base management fees, a $24 million increase in incentive management fees, and $17 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by a $67 million increase in general, administrative and other expenses and a $25 million increase in depreciation, amortization, and other expenses. Approximately $7 million of the net increase in operating income was due to the additional four days of activity in 2013. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to 2012 in the preceding “Revenues” section.
The $17 million (8 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $12 million of higher branding fees, $8 million of higher hotel agreement termination fees, and $2 million of higher other revenue, partially offset by $6 million of lower owned and leased revenue, net of direct expenses. Lower owned and leased revenue, net of direct expenses was due to $7 million in costs related to three International segment leases we terminated, $5 million in lower results at one leased property in London, $7 million in pre-opening expenses for the London and Miami Beach EDITION hotels, and a $2 million business interruption payment received in the 2012 second quarter from a utility company for our leased property in Japan, partially offset by $16 million in net favorable results at several leased properties.
Depreciation, amortization, and other expenses increased by $25 million (25 percent) to $127 million in 2013 from $102 million in 2012. The $25 million increase largely reflected $18 million of impairment and accelerated amortization expense for deferred contract acquisition costs primarily for properties that left our system or which had cash flow shortfalls, $5 million in higher depreciation at two leased International properties due to an asset write-off and the impact of renovations, $4 million of higher amortization expense year over year for deferred contract acquisition costs related to our 2012 acquisition of the Gaylord brand and hotel management company, $2 million in higher depreciation for two newly acquired properties, and $2 million in higher depreciation for an International property following a conversion to franchised. These increases were partially offset by a favorable variance from the accelerated amortization of $8 million of deferred contract acquisition costs in 2012 for a property that exited our system.
General, administrative, and other expenses increased by $67 million (12 percent) to $649 million in 2013 from $582 million in 2012. The $67 million increase reflected $32 million in higher other expenses primarily associated with higher costs in international markets, higher costs for hotel development, and higher costs for branding and service initiatives to enhance and grow our brands globally, $26 million of higher compensation and other overhead expenses including increases in hotel development staffing and bonus compensation, $5 million performance cure payment for an International segment property, and a $4 million increase in legal expenses, primarily due to favorable litigation settlements in 2012.
Gains and Other Income
We present our gains and other income for 2014, 2013, and 2012 in the following table:

($ in millions)	2014	2013	2012
Gains on sales of real estate and other	$4	$2	$27
Gain on sale of joint venture and other investments	—	9	21
Income from cost method investments	4	—	2
Impairment of cost method investments and equity securities	—	—	(8)
	$8	$11	$42
2014 Compared to 2013

Gains and other income decreased by $3 million (27 percent) to $8 million in 2014 compared to $11 million in 2013. This decrease in gains and other income reflected a gain of $8 million on the sale of a portion of our shares of a publicly traded company in the 2013 second quarter, partially offset by $4 million in net distribution from cost method investments (not allocated to any of our segments) in 2014. See Footnote No. 14, “Fair Value of Financial Instruments” for additional information on the 2013 sale.
2013 Compared to 2012

Gains and other income decreased by $31 million (74 percent) to $11 million in 2013 compared to $42 million in 2012. This decrease in gains and other income principally reflected an unfavorable variance from the $41 million gain we recognized in 2012 on the sale of the equity interest in a North American Limited-Service joint venture, and a $2 million impairment loss we recognized in 2013 as a result of measuring certain assets at fair value less the costs we incurred to sell those assets. See Footnote No. 3, “Acquisitions and Dispositions” for more information on the reclassification of these assets to held for sale. The decrease in gains and other income was partially offset by a gain of $8 million we recognized in 2013 on the sale of a portion of our shares of a publicly traded company and a favorable variance from an other-than-temporary $7 million impairment we recorded in 2012.
Interest Expense
2014 Compared to 2013
Interest expense decreased by $5 million (4 percent) to $115 million in 2014 compared to $120 million in 2013. This decrease was principally from $8 million in higher debt premium accretion which included a true-up, $2 million in lower interest on an exited lease obligation, $2 million decrease due to lower interest rates on our Marriott Rewards program, and a $2 million increase in capitalized interest primarily related to development of EDITION hotels in Miami Beach and New York, offset by completion of The London EDITION in the 2013 fourth quarter. This was partially offset by a net $8 million increase due to the issuance of higher net senior note borrowings.
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
Interest Income
2014 Compared to 2013
Interest income increased by $7 million (30 percent) to $30 million in 2014 compared to $23 million in 2013. The increase was primarily due to $6 million earned on the $85 million mezzanine loan (net of a $15 million discount) provided to an owner in conjunction with entering into a franchise agreement for an International property in the 2014 second quarter, and $2 million earned on the mandatorily redeemable preferred equity ownership interest acquired in the 2013 second quarter. See Footnote No. 13, “Notes Receivable” for more information on the mezzanine loan.
2013 Compared to 2012
Interest income increased by $6 million (35 percent) to $23 million in 2013 compared to $17 million in 2012, primarily reflecting $5 million earned on the $65 million mandatorily redeemable preferred equity ownership interest we acquired in the 2013 second quarter. See Footnote No. 14, “Fair Value of Financial Instruments” for more information on the acquisition.
Equity in Earnings (Losses)
2014 Compared to 2013
Equity in earnings of $6 million in 2014 improved by $11 million from equity in losses of $5 million in 2013. The increase was driven by a $9 million reversal of deferred tax liabilities associated with a tax law change in a country in which two of our International joint ventures operate, $9 million in higher earnings from three of our International and one of our North American Full-Service joint ventures, and a favorable variance from a $4 million impairment charge in the 2013 second quarter associated with a corporate investment (not allocated to any of our segments) that we determined was fully impaired because we do not expect to recover the investment. This was partially offset by an $11 million litigation reserve associated with another corporate investment (not allocated to any of our segments).
2013 Compared to 2012
Equity in losses of $5 million in 2013 improved by $8 million from equity in losses of $13 million in 2012. The change primarily reflected a favorable variance from the following 2012 items: (1) $8 million in losses at a North American Full-Service segment joint venture for the impairment of certain underlying residential properties; and (2) a $2 million loan loss provision for certain notes receivable due from an International segment joint venture. These favorable variances were partially offset by a $4 million impairment charge in the 2013 second quarter associated with a corporate joint venture (not allocated to one of our segments) that we determined was fully impaired because we did not expect to recover the investment.

Provision for Income Tax

2014 Compared to 2013
Our tax provision increased by $64 million (24 percent) to $335 million in 2014 from $271 million in 2013. The increase was primarily due to higher pre-tax earnings, unrealized foreign exchange gains that were taxed within a foreign jurisdiction, and non-recurring favorable foreign true-ups in 2013. The increase was partially offset by the favorable resolution of a U.S. federal tax issue relating to a guest marketing program ($21 million), the release of an international valuation allowance ($7 million), and the resolution of an international financing activity tax issue ($5 million).
2013 Compared to 2012
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
Net Income
2014 Compared to 2013
Net income increased by $127 million to $753 million in 2014 from $626 million in 2013, and diluted earnings per share increased by $0.54 per share (27 percent) to $2.54 per share from $2.00 per share in 2013. As discussed in more detail in the preceding sections beginning with “Revenues,” or as shown in the Income Statement, the $127 million increase in net income was due to higher franchise fees ($79 million), higher base management fees ($51 million), higher incentive management fees ($46 million), higher owned, leased, and other revenue, net of direct expenses ($26 million), higher equity in earnings ($11 million), higher interest income ($7 million), and lower interest expense ($5 million). These increases were partially offset by higher income taxes ($64 million), higher depreciation, amortization, and other expense ($21 million), higher general, administrative, and other expenses ($10 million) and lower gains and other income ($3 million).
2013 Compared to 2012
Net income increased by $55 million to $626 million in 2013 from $571 million in 2012, and diluted earnings per share increased by $0.28 per share (16 percent) to $2.00 per share from $1.72 per share in 2012. As discussed in more detail in the preceding sections beginning with “Revenues,” or as shown in the Income Statement, the $55 million increase in net income was due to higher franchise fees ($59 million), higher base management fees ($40 million), higher incentive management fees ($24 million), lower interest expense ($17 million), lower equity in losses ($8 million), lower income taxes ($7 million), higher owned, leased, and other revenue, net of direct expenses ($6 million), and higher interest income ($6 million). These increases were partially offset by higher general, administrative, and other expenses ($81 million) and lower gains and other income ($31 million).
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”) and Adjusted EBITDA
EBITDA, a financial measure not required by, or presented in accordance with U.S. generally accepted accounting principles (“GAAP”), reflects net income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. We believe that EBITDA is a meaningful indicator of operating performance because we use it to measure our ability to service debt, fund capital expenditures, and expand our business. We also use EBITDA, as do analysts, lenders, investors, and others, to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings. Accordingly, the impact of interest expense on earnings can vary significantly among companies. The tax positions of companies can also vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. EBITDA also excludes depreciation and amortization expense which we report under “Depreciation, amortization, and other,” as well as depreciation included under “Reimbursed costs” in our Income Statements, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies.

We also believe that Adjusted EBITDA, another non-GAAP financial measure, is a meaningful indicator of operating performance. Our Adjusted EBITDA reflects adjustments to exclude (1) pre-tax impairment charges of $25 million in 2014 which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements following an evaluation of our EDITION hotels and residences for recovery and determination that our cost estimates exceeded our total fixed sales price, and (2) share-based compensation expense for all periods presented. We excluded share-based compensation expense to address considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted. We believe that Adjusted EBITDA that excludes these items is a meaningful measure of our operating performance because it permits period-over-period comparisons of our ongoing core operations before these items and facilitates our comparison of results before these items with results from other lodging companies.
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
We show our 2014 and 2013 EBITDA and Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

($ in millions)	2014	2013
Net Income	$753	$626
Interest expense	115	120
Tax provision	335	271
Depreciation and amortization	123	127
Depreciation classified in Reimbursed costs	51	48
Interest expense from unconsolidated joint ventures	3	4
Depreciation and amortization from unconsolidated joint ventures	10	13
EBITDA	$1,390	$1,209
EDITION impairment charge	25	—
Share-based compensation (including share-based compensation reimbursed by third-party owners)	109	116
Adjusted EBITDA	$1,524	$1,325

BUSINESS SEGMENTS
During the 2014 first quarter, we modified the information that our President and Chief Executive Officer reviews to be consistent with our continent structure. This structure aligns our business around geographic regions and is designed to enable us to operate more efficiently and to accelerate our worldwide growth. As a result of modifying our reporting information, we revised our operating segments to eliminate our former Luxury segment, which we allocated between our existing North American Full-Service operating segment, and the following four new operating segments: Asia Pacific, Caribbean and Latin America, Europe, and Middle East and Africa.
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, the four new operating segments do not meet the criteria to be reportable and we therefore combined them into an “all other” category, which we refer to as “International.” We have revised our business segment information for earlier periods. See Footnote No. 16, “Business Segments,” to our Financial Statements for further information on our segment changes and other information about each segment, including revenues and a reconciliation of segment results to net income.

Properties by Segment
At year-end 2014, we operated, franchised, and licensed the following properties by segment:

	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service Segment (1)
Marriott Hotels	314	15	329	124,686	5,355	130,041
Marriott Conference Centers	10	—	10	2,915	—	2,915
JW Marriott	23	1	24	12,974	221	13,195
Renaissance Hotels	76	3	79	27,239	1,003	28,242
Renaissance ClubSport	2	—	2	349	—	349
Gaylord Hotels	5	—	5	8,098	—	8,098
Autograph Collection Hotels	44	1	45	10,082	233	10,315
The Ritz-Carlton	39	1	40	11,424	267	11,691
The Ritz-Carlton Residences (2)	30	2	32	3,598	214	3,812
EDITION	1	—	1	295	—	295
EDITION Residences (2)	1	—	1	25	—	25
	545	23	568	201,685	7,293	208,978
North American Limited-Service Segment (1)
Courtyard	861	23	884	120,894	4,096	124,990
Fairfield Inn & Suites	704	14	718	64,362	1,607	65,969
SpringHill Suites	314	2	316	36,968	299	37,267
AC Hotels by Marriott (3)	1	—	1	220	—	220
Residence Inn	648	20	668	78,518	2,928	81,446
TownePlace Suites	240	4	244	23,973	518	24,491
	2,768	63	2,831	324,935	9,448	334,383
International Segment (1)
Marriott Hotels	—	170	170	—	49,180	49,180
JW Marriott	—	45	45	—	16,672	16,672
Renaissance Hotels	—	78	78	—	24,365	24,365
Autograph Collection Hotels (3)	—	30	30	—	7,195	7,195
Protea Hotels	—	112	112	—	10,107	10,107
Courtyard	—	104	104	—	20,810	20,810
Fairfield Inn & Suites	—	3	3	—	482	482
Residence Inn	—	7	7	—	717	717
AC Hotels by Marriott (3)	—	76	76	—	9,311	9,311
Moxy Hotels	—	1	1	—	162	162
Marriott Executive Apartments	—	27	27	—	4,261	4,261
The Ritz-Carlton	—	47	47	—	13,823	13,823
Bulgari Hotels & Resorts	—	3	3	—	202	202
Bulgari Residences (2)	—	1	1	—	5	5
EDITION	—	2	2	—	251	251
The Ritz-Carlton Residences (2)	—	8	8	—	416	416
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
	—	718	718	—	158,538	158,538

Timeshare (4)	45	13	58	10,605	2,261	12,866

Total	3,358	817	4,175	537,225	177,540	714,765

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)	Results for all AC Hotels by Marriott properties and five Autograph Collection properties are presented in the “Equity in earnings (losses)” caption of our Income Statements.

(4)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those that are sold out. MVW reports its property and room counts to us on a fiscal year basis for the MVW fiscal year ended January 2, 2015.

The following discussion reflects all three of our segments. We consider total segment revenues and total segment profits (as defined in Footnote No. 16, “Business Segments”) to be meaningful indicators of our performance because they measure our growth in profitability and enable investors to compare the revenues and profits of our operations to our competitors.
2014 Compared to 2013
We added 311 properties (46,050 rooms) and 52 properties (6,418 rooms) exited our system in 2014. These figures do not include residential units. During 2014, we also added two residential properties (30 units) and no residential properties or units exited the system.
Total segment revenues increased by $1,022 million to $13,540 million in 2014, an 8 percent increase from revenues of $12,518 million in 2013, and total segment profits increased by $196 million to $1,393 million in 2014 from $1,197 million in 2013.
The year-over-year increase in segment revenues of $1,022 million was a result of a $787 million increase in cost reimbursements revenue, an $80 million increase in franchise fees, a $58 million increase in owned, leased, and other revenue, a $51 million increase in base management fees, and a $46 million increase in incentive management fees. The year-over-year increase of $196 million in segment profits reflected an $80 million increase in franchise fees, a $51 million increase in base management fees, a $46 million increase in incentive management fees, $19 million of lower joint venture equity losses, a $11 million increase in owned, leased, and other revenue, net of direct expenses, and $4 million of lower depreciation, amortization, and other expense, partially offset by a $16 million increase in general, administrative and other expense. For more information on the variances, see the preceding sections beginning with “Revenues.”
In 2014, 50 percent of our managed properties paid incentive management fees to us versus 38 percent in 2013. Managed properties that paid incentive management fees in 2014 represented 36 percent of properties in North America and 73 percent outside of North America, compared to 21 percent in North America and 70 percent outside of North America in 2013. In addition, in 2014, 56 percent of our incentive fees came from properties outside of North America versus 58 percent in 2013. Further, we earned $24 million in incentive management fees in 2014 from properties that did not earn any incentive management fees in 2013.
Compared to 2013, worldwide comparable company-operated house profit margins in 2014 increased by 120 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.7 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and solid cost controls. These same factors contributed to North American company-operated house profit margins increasing by 150 basis points compared to 2013. HP-PAR at those same properties increased by 11.4 percent. International company-operated house profit margins increased by 70 basis points, and HP-PAR at those properties increased by 6.6 percent reflecting increased demand and higher RevPAR in most locations and improved productivity. Note that 2014 had three fewer days of activity when compared to 2013.
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
Total segment revenues increased by $992 million to $12,518 million in 2013, a 9 percent increase from revenues of $11,526 million in 2012, and total segment profits increased by $32 million to $1,197 million in 2013 from $1,165 million in 2012.
The year-over-year increase in segment revenues of $992 million was a result of a $923 million increase in cost reimbursements revenue, a $59 million increase in franchise fees, a $40 million increase in base management fees, and a $24 million increase in incentive management fees, partially offset by a $54 million decrease in owned, leased, and other revenue. The year-over-year increase of $32 million in segment profits reflected a $59 million increase in franchise fees, a $40 million increase in base management fees, a $24 million increase in incentive management fees, and $8 million of lower joint venture equity losses, partially offset by a $46 million increase in general, administrative, and other expenses, $44 million of lower gains and other income, and a $9 million decrease in owned, leased, and other revenue, net of direct expenses. For more information on the variances, see the preceding sections beginning with “Revenues.”
In 2013, 38 percent of our managed properties paid incentive management fees to us versus 33 percent in 2012. Managed properties that paid incentive management fees in 2013 represented 21 percent of properties in North America and 70 percent outside of North America, compared to 15 percent in North America and 70 percent outside of North America in 2012. In addition, in 2013, 58 percent of our incentive fees came from properties outside the United States versus 65 percent in 2012. Further, we earned $14 million in incentive management fees in 2013 from properties that did not earn any incentive management fees in 2012.
Compared to 2012, worldwide comparable company-operated house profit margins in 2013 increased by 90 basis points and HP-PAR increased by 6.2 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and lower energy costs. Note that 2013 had four additional days of activity when compared to 2012.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Development

We added 311 properties, totaling 46,050 rooms, across our brands in 2014, and 52 properties (6,418 rooms) left the system, not including residential products. We also added two residential properties (30 units) and no residential properties left the system. Highlights of the year included:

•	Converting 32 properties (8,885 rooms), or 19 percent of our gross room additions for the year, to our brands;

•	Adding approximately 60 percent of all the new rooms outside the United States; and

•	Adding 120 properties (13,928 rooms) to our North American Limited-Service brands.

We have nearly 240,000 hotel rooms in our development pipeline as of year-end 2014, which includes hotel rooms under construction and under signed contracts, as well as nearly 30,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our hotel rooms (gross) to increase approximately 7 percent in 2015.
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

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2014	Change vs. 2013		2014	Change vs. 2013
Marriott Hotels
Occupancy	75.1%	1.6%	pts.	72.6%	1.5%	pts.
Average Daily Rate	$188.39	3.5%		$171.43	4.0%
RevPAR	$141.42	5.7%		$124.49	6.2%
Renaissance Hotels
Occupancy	73.1%	1.1%	pts.	72.6%	1.9%	pts.
Average Daily Rate	$177.42	3.7%		$160.77	3.9%
RevPAR	$129.76	5.2%		$116.69	6.7%
Autograph Collection Hotels
Occupancy	*	*	pts.	75.4%	(1)%	pts.
Average Daily Rate	*	*		$229.58	8.9%
RevPAR	*	*		$173.04	7.5%
The Ritz-Carlton North America
Occupancy	72.9%	1.5%	pts.	72.9%	1.5%	pts.
Average Daily Rate	$338.48	4.0%		$338.48	4.0%
RevPAR	$246.89	6.2%		$246.89	6.2%
Composite North American Full-Service
Occupancy	74.5%	1.6%	pts.	72.8%	1.5%	pts.
Average Daily Rate	$200.77	3.6%		$182.00	4.1%
RevPAR	$149.48	5.8%		$132.44	6.4%
Residence Inn
Occupancy	78.4%	2.2%	pts.	79.3%	1.9%	pts.
Average Daily Rate	$135.58	4.4%		$130.82	4.2%
RevPAR	$106.24	7.4%		$103.79	6.7%
Courtyard
Occupancy	71.8%	3.0%	pts.	72.5%	2.3%	pts.
Average Daily Rate	$129.72	5.0%		$129.32	4.5%
RevPAR	$93.18	9.6%		$93.77	7.8%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	70.1%	2.2%	pts.
Average Daily Rate	nm	nm		$102.80	3.9%
RevPAR	nm	nm		$72.11	7.3%
TownePlace Suites
Occupancy	72.6%	6.3%	pts.	74.7%	3.2%	pts.
Average Daily Rate	$95.23	8.7%		$96.84	5.3%
RevPAR	$69.09	19.0%		$72.38	9.9%
SpringHill Suites
Occupancy	73.8%	1.9%	pts.	74.6%	2.6%	pts.
Average Daily Rate	$112.14	4.8%		$112.16	3.9%
RevPAR	$82.78	7.5%		$83.65	7.6%
Composite North American Limited-Service
Occupancy	73.7%	2.8%	pts.	74.0%	2.3%	pts.
Average Daily Rate	$128.82	4.9%		$120.36	4.2%
RevPAR	$94.95	9.0%		$89.11	7.5%
Composite North American - All
Occupancy	74.2%	2.0%	pts.	73.6%	2.0%	pts.
Average Daily Rate	$173.11	3.8%		$143.27	4.1%
RevPAR	$128.39	6.7%		$105.39	7.0%
* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2014	Change vs. 2013		2014	Change vs. 2013
Caribbean and Latin America
Occupancy	73.6%	2.7%	pts.	71.3%	2.2%	pts.
Average Daily Rate	$239.95	6.9%		$205.88	5.9%
RevPAR	$176.66	11.0%		$146.83	9.4%
Europe
Occupancy	74.9%	1.4%	pts.	73.1%	1.3%	pts.
Average Daily Rate	$193.20	1.3%		$185.06	0.9%
RevPAR	$144.61	3.2%		$135.28	2.7%
Middle East and Africa
Occupancy	60.1%	5.8%	pts.	60.3%	5.4%	pts.
Average Daily Rate	$190.60	(2.5)%		$186.19	(1.6)%
RevPAR	$114.47	7.9%		$112.26	8.1%
Asia Pacific
Occupancy	73.7%	1.9%	pts.	74.1%	1.8%	pts.
Average Daily Rate	$176.48	2.1%		$176.43	2.4%
RevPAR	$130.04	4.8%		$130.71	5.0%
Total International (2)
Occupancy	72.6%	2.2%	pts.	71.9%	2.0%	pts.
Average Daily Rate	$192.04	2.2%		$185.39	2.1%
RevPAR	$139.35	5.4%		$133.37	5.1%
Total Worldwide (3)
Occupancy	73.7%	2.1%	pts.	73.3%	2.0%	pts.
Average Daily Rate	$178.96	3.3%		$150.23	3.7%
RevPAR	$131.83	6.3%		$110.09	6.6%

(1)	Statistics are in constant dollars. International includes properties located outside the United States and Canada, except for worldwide, which includes the United States.

(2)
Company-operated statistics include the Marriott Hotels, Renaissance Hotels, Autograph Collection, The Ritz-Carlton, Bulgari Hotels & Resorts, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include the Fairfield Inn & Suites brand.

(3)
Company-operated and systemwide statistics include properties worldwide for the Marriott Hotels, Renaissance Hotels, Autograph Collection, Gaylord Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, Courtyard, Residence Inn, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands.

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2013	Change vs. 2012		2013	Change vs. 2012
Marriott Hotels
Occupancy	73.6%	0.8%	pts.	71.3%	1.0%	pts.
Average Daily Rate	$179.44	4.3%		$164.37	4.0%
RevPAR	$132.03	5.4%		$117.20	5.4%
Renaissance Hotels
Occupancy	73.4%	0.4%	pts.	71.3%	0.7%	pts.
Average Daily Rate	$170.98	3.1%		$153.33	3.2%
RevPAR	$125.55	3.6%		$109.30	4.2%
Autograph Collection Hotels
Occupancy	*	*	pts.	76.6%	1.7%	pts.
Average Daily Rate	*	*		$207.34	6.4%
RevPAR	*	*		$158.87	8.8%
The Ritz-Carlton North America
Occupancy	71.3%	1.4%	pts.	71.3%	1.4%	pts.
Average Daily Rate	$323.83	6.6%		$323.83	6.6%
RevPAR	$230.82	8.7%		$230.82	8.7%
Composite North American Full-Service
Occupancy	73.3%	0.8%	pts.	71.5%	1.0%	pts.
Average Daily Rate	$192.70	4.6%		$173.37	4.3%
RevPAR	$141.30	5.7%		$123.89	5.7%
Residence Inn
Occupancy	76.2%	0.7%	pts.	77.4%	0.4%	pts.
Average Daily Rate	$127.35	2.3%		$125.04	3.5%
RevPAR	$97.09	3.2%		$96.76	3.9%
Courtyard
Occupancy	68.6%	0.9%	pts.	70.2%	0.9%	pts.
Average Daily Rate	$122.07	3.8%		$123.07	3.6%
RevPAR	$83.75	5.3%		$86.35	4.9%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	67.9%	0.6%	pts.
Average Daily Rate	nm	nm		$98.58	3.3%
RevPAR	nm	nm		$66.95	4.3%
TownePlace Suites
Occupancy	68.7%	(1.9)%	pts.	71.5%	(0.5)%	pts.
Average Daily Rate	$88.37	6.4%		$91.64	2.4%
RevPAR	$60.74	3.6%		$65.50	1.8%
SpringHill Suites
Occupancy	71.9%	1.2%	pts.	72.2%	1.3%	pts.
Average Daily Rate	$106.75	2.4%		$107.42	3.3%
RevPAR	$76.73	4.1%		$77.57	5.2%
Composite North American Limited-Service
Occupancy	71.0%	0.8%	pts.	71.8%	0.7%	pts.
Average Daily Rate	$120.98	3.5%		$115.00	3.4%
RevPAR	$85.85	4.7%		$82.52	4.4%
Composite North American - All
Occupancy	72.3%	0.8%	pts.	71.6%	0.8%	pts.
Average Daily Rate	$163.24	4.2%		$136.05	3.8%
RevPAR	$118.08	5.4%		$97.48	5.0%
* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	2013	Change vs. 2012		2013	Change vs. 2012
Caribbean and Latin America (1)
Occupancy	73.5%	0.5%	pts.	72.0%	1.5%	pts.
Average Daily Rate	$209.79	6.2%		$181.95	4.0%
RevPAR	$154.28	7.0%		$130.98	6.2%
Europe (1)
Occupancy	73.5%	1.7%	pts.	72.5%	1.7%	pts.
Average Daily Rate	$172.01	(1.5)%		$167.33	(1.0)%
RevPAR	$126.47	0.8%		$121.34	1.5%
Middle East and Africa (1)
Occupancy	55.7%	(2.5)%	pts.	56.3%	(2.1)%	pts.
Average Daily Rate	$147.63	2.0%		$144.18	2.2%
RevPAR	$82.22	(2.4)%		$81.20	(1.5)%
Asia Pacific (1)
Occupancy	73.0%	1.5%	pts.	73.4%	1.6%	pts.
Average Daily Rate	$142.76	0.9%		$146.49	1.1%
RevPAR	$104.27	3.0%		$107.59	3.4%
Total International (2)
Occupancy	70.7%	1.1%	pts.	70.7%	1.3%	pts.
Average Daily Rate	$185.74	1.5%		$179.28	1.4%
RevPAR	$131.27	3.2%		$126.72	3.4%
Total Worldwide (3)
Occupancy	71.8%	0.9%	pts.	71.5%	0.9%	pts.
Average Daily Rate	$170.35	3.3%		$143.33	3.4%
RevPAR	$122.32	4.6%		$102.46	4.6%

(1)
Company-operated and systemwide statistics for the continental regions noted do not include properties located outside of the United States and Canada for The Ritz-Carlton, Bulgari Hotels & Resorts, and EDITION brands.

(2)
Company-operated statistics include properties located outside of the United States and Canada for the Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include properties located outside of the United States and Canada for Autograph Collection and Fairfield Inn & Suites brands.

(3)
Company-operated statistics include properties worldwide for Marriott Hotels, Renaissance Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Residence Inn, Courtyard, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands. In addition to the foregoing brands, systemwide statistics also include properties worldwide for the Autograph Collection brand.

North American Full-Service includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, and Gaylord Hotels located in the United States and Canada.

($ in millions)				Annual Change
	2014	2013	2012	Change 2014/2013	Change 2013/2012
Segment revenues	$8,323	$7,978	$7,276	4%	10%
Segment profits	$524	$490	$442	7%	11%
2014 Compared to 2013
In 2014, across our North American Full-Service segment we added 23 properties (5,093 rooms) and no properties (zero rooms) left the system.
For the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, RevPAR for comparable systemwide North American Full-Service properties increased by 6.4% to $132.44, occupancy for these properties increased by 1.5% percentage points to 72.8%, and average daily rates increased by 4.1% to $182.00.
The $34 million increase in segment profits, compared to 2013, was driven by $30 million of higher base management and franchise fees, $17 million of higher incentive management fees, and $5 million of lower depreciation, amortization, and other expense, partially offset by $11 million of lower owned, leased, and other revenue, net of direct expenses, and $8 million of higher general, administrative, and other expenses.
Higher base management and franchise fees were due to stronger RevPAR as a result of increased demand and unit growth, partially offset by $7 million from terminated units. The increase in incentive management fees were primarily driven by higher net house profit at managed hotels, partially offset by $5 million in deferred fees recognized in 2013.
The decrease in depreciation, amortization, and other expense primarily reflected $11 million of accelerated amortization related to contract terminations in 2013, partially offset by $3 million of higher depreciation for a property that we acquired in the 2013 fourth quarter and $2 million in higher accelerated amortization related to contract terminations in 2014.
The decrease in owned, leased, and other revenue, net of direct expenses primarily reflected $7 million of lower termination fees, $6 million of lower branding fees, and $6 million of pre-opening costs, partially offset by $10 million in revenue, net of direct expenses, for a property we acquired in the 2013 fourth quarter.
The increase in general, administrative, and other expenses was primarily due to a $4 million increase in guarantee funding and $3 million of other property expenses.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $7,465 million in 2014, compared to $7,190 million in 2013.
2013 Compared to 2012
In 2013, across our North American Full-Service segment we added 13 properties (2,977 rooms) and 15 properties (5,473 rooms) left the system.
For the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, RevPAR for comparable systemwide North American Full-Service properties increased by 5.7 percent to $123.89, occupancy for these properties increased by 1.0 percentage points to 71.5 percent, and average daily rates increased by 4.3 percent to $173.37.
The $48 million increase in segment profits, compared to 2012, was driven by $39 million of higher base management and franchise fees, $23 million of higher incentive management fees, $10 million of lower joint venture losses and $3 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $16 million of higher general, administrative, and other expenses and $11 million of higher depreciation, amortization, and other expense.
Higher base management and franchise fees stemmed from both higher RevPAR due to increased demand and unit growth, including the Gaylord brand properties we began managing in 2012, a favorable variance from $2 million of fee reversals in 2012 for a property with a contract revision, and also reflected fees for the additional four days of activity. The increase in incentive management fees primarily reflected higher property-level income resulting from higher property-level revenue and margins.

Higher owned, leased, and other revenue, net of direct expenses was primarily driven by our recognition in 2013 of $7 million in termination fees for five properties, $6 million of stronger earnings at two leased and one owned property, and $5 million of higher branding fees and other revenue, partially offset by our recognition in 2012 of a $14 million termination fee for one property and $2 million in pre-opening expenses for The Miami Beach EDITION in 2013.
The increase in depreciation, amortization, and other expense resulted from an $11 million impairment of deferred contract acquisition costs primarily related to three properties that left the system and one property that converted to a franchised property, $5 million of higher amortization of deferred contract acquisition costs associated with the Gaylord brand and hotel management company and depreciation from the acquisition of a property, partially offset by a favorable variance from the 2012 accelerated amortization of $8 million of deferred contract acquisition costs for a property that exited our system and for which we earned the $14 million termination fee mentioned in the preceding paragraph.
General, administrative, and other expenses reflected an unfavorable variance from $9 million in other net miscellaneous cost increases and $8 million in reversals of guarantee accruals in 2012 for three properties.
The decrease in joint venture equity losses reflected a favorable variance from $8 million in losses in 2012 at a North American Full-Service segment joint venture for the impairment of certain underlying residential properties.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $7,190 million in 2013, compared to $6,563 million in 2012.
North American Limited-Service includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites located in the United States and Canada.

($ in millions)				Annual Change
	2014	2013	2012	Change 2014/2013	Change 2013/2012
Segment revenues	$2,962	$2,583	$2,456	15%	5%
Segment profits	$574	$479	$472	20%	1%
2014 Compared to 2013
In 2014, across our North American Limited-Service segment we added 120 properties (13,928 rooms) and 32 properties (3,030 rooms) left the system. The majority of the properties that left the system were Fairfield Inn & Suites and Residence Inn properties.
For the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, RevPAR for comparable systemwide North American Limited-Service properties increased by 7.5 percent to $89.11, occupancy for these properties increased by 2.3 percentage points to 74.0 percent, and average daily rates increased by 4.2 percent to $120.36.
The $95 million increase in segment profits, compared to 2013, primarily reflected $80 million of higher base management and franchise fees, $11 million of higher owned, leased, and other revenue, net of direct expenses, and $7 million of higher incentive management fees.
Higher base management and franchise fees were primarily driven by higher RevPAR for comparable properties and unit growth, and included $15 million of higher deferred management fees and $10 million of higher relicensing fees. Increased incentive management fees resulted from net house profit growth at managed hotels.
The increase in owned, leased, and other revenue, net of direct expenses, primarily reflected $5 million of higher net earnings at several leased properties and $4 million of higher termination fees.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $2,217 million in 2014, compared to $1,939 million in 2013.
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
The $7 million increase in segment profits, compared to 2012, primarily reflected $45 million of higher base management and franchise fees and $4 million of higher incentive management fees, partially offset by $43 million of lower gains and other income.
Higher base management and franchise fees were primarily driven by higher RevPAR due to increased demand, some of which was attributable to the favorable effect of property renovations, and higher relicensing fees, as well as the additional four days of activity, partially offset by an unfavorable variance from the 2012 recognition of $7 million of deferred base management fees in conjunction with the sale of our equity interest in a joint venture. The increase in incentive management fees primarily reflected higher property-level revenue which resulted in higher property-level income and margins. Lower gains and other income primarily reflected an unfavorable variance from a $41 million gain on the sale of our equity interest in a joint venture in 2012. See the “Gains and Other Income” caption earlier in this report for more information on the sale of this equity interest.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,939 million in 2013, compared to $1,832 million in 2012.
International includes properties, regardless of brand, that are located outside the United States and Canada.

($ in millions)				Annual Change
	2014	2013	2012	Change 2014/2013	Change 2013/2012
Segment revenues	$2,255	$1,957	$1,794	15%	9%
Segment profits	$295	$228	$251	29%	(9)%
2014 Compared to 2013
In 2014, across our International segment we added 170 properties (26,737 rooms) and 16 properties (3,130 rooms) left the system.
For the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, RevPAR for comparable systemwide international properties increased by 5.1 percent to $133.37, occupancy for these properties increased by 2.0 percentage points to 71.9 percent, and average daily rates increased by 2.1 percent to $185.39. See “Business and Overview” for a discussion of results in the various International segment regions.
The $67 million increase in segment profits in 2014, compared to 2013, primarily consisted of $22 million in higher incentive management fees, $21 million of higher base management and franchise fees, $17 million of higher equity in earnings, and $11 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $6 million higher general, administrative, and other expenses.
The increase in base management and franchise fees was driven by unit growth and higher RevPAR, partially offset by the impact of $3 million in unfavorable foreign exchange rates and $4 million from terminated units. Increased incentive management fees were primarily driven by higher net house profit at managed hotels and unit growth, partially offset by the impact of $4 million in unfavorable foreign exchange rates.
The increase of equity in earnings was driven by a $9 million reversal of deferred tax liabilities associated with a tax law change in a country in which two of our International joint ventures operate and $7 million in increased earnings at three of our joint ventures.
The increase in owned, leased, and other revenue, net of direct expenses largely reflected $10 million from Protea Hotels programs and leases acquired in the 2014 second quarter, $5 million in higher costs in 2013 related to three leases we terminated, $5 million of pre-opening costs in 2013, $4 million from new units, and $4 million of favorable operating profits, partially offset by an unfavorable variance of $12 million in termination fees recognized in 2013, and $6 million in earnings from properties that converted to managed or franchised.

The increase in general, administrative, and other expenses was primarily due to $5 million related to the Protea Hotels acquisition and $5 million in higher compensation, partially offset by a $5 million performance cure payment for one property in 2013.
Cost reimbursements revenue and expenses for our International segment properties totaled $1,305 million in 2014, compared to $1,071 million in 2013.
2013 Compared to 2012
In 2013, across our International segment we added 45 properties (9,817 rooms) and 11 properties (2,199 rooms) left the system.
For the twelve months ended December 31, 2013, compared to the twelve months ended December 31, 2012, RevPAR for comparable systemwide international properties increased by 3.4 percent to $126.72, occupancy for these properties increased by 1.3 percentage points to 70.7 percent, and average daily rates increased by 1.4 percent to $179.28.
The $23 million decrease in segment profits in 2013, compared to 2012, predominantly reflected $17 million of higher general, administrative, and other expenses, $9 million of higher depreciation, amortization, and other expense, $5 million of lower owned, leased, and other revenue, net of direct expenses, $3 million of lower incentive management fees, and $3 million of increased joint venture equity losses, partially offset by $15 million of higher base management and franchise fees.
The increase in base management and franchise fees largely reflected new unit growth and higher RevPAR due to increased demand. The decrease in incentive management fees was primarily driven by a $3 million unfavorable impact from a contract revision for a property, a $2 million unfavorable variance from the 2012 recognition of previously deferred fees in conjunction with a property's change in ownership, and a $3 million unfavorable foreign exchange rate impact. These were partially offset by higher property-level revenue which resulted in higher property-level income and margins and net new unit growth.
The decrease in owned, leased, and other revenue, net of direct expenses largely reflected $7 million in costs related to three International segment leases we terminated, $5 million in weaker earnings at one leased property in London, and $5 million of pre-opening expenses for The London EDITION, partially offset by $12 million of higher termination fees principally associated with three properties.
Higher depreciation, amortization, and other expense resulted primarily from $4 million of assets written off at two properties and $3 million due to new unit growth and renovations at two properties.
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
Higher joint venture equity losses were primarily driven by a renovation at a hotel in one joint venture and lower earnings at two other joint ventures.
Cost reimbursements revenue and expenses for our International segment properties totaled $1,071 million in 2013, compared to $882 million in 2012.
SHARE-BASED COMPENSATION
Under our Stock and Cash Incentive Plan, we award: (1) stock options to purchase our common stock; (2) stock appreciation rights (“SARs”) for our common stock; (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units.
During 2014, we granted 1.9 million RSUs, 0.3 million service and performance RSUs, 0.3 million Employee SARs, and 0.1 million stock options. See Footnote No. 5, “Share-Based Compensation,” for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2 “Summary of Significant Accounting Policies,” to our Financial Statements for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
On July 18, 2013, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the facility's expiration to July 18, 2018 and increase the facility size to $2,000 million of aggregate effective borrowings. The material terms of the amended and restated Credit Facility otherwise did not change. The facility supports general corporate needs, including working capital, capital expenditures, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility bear interest at LIBOR (the London Interbank Offered Rate), plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. For more information on our Credit Facility, see Exhibit 10, “Third Amended and Restated Credit Agreement,” to our Current Report on Form 8-K that we filed with the SEC on July 19, 2013.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect that the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels, or increase those levels should we decide to do so in the future.
We believe the Credit Facility and our access to capital markets, together with cash we expect to generate from operations, will remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill our other cash requirements.
We issue commercial paper in the United States. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand. We classify any outstanding commercial paper and Credit Facility borrowings as long-term debt based on our ability and intent to refinance them on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings in the event that the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect that fluctuations in the demand for commercial paper will affect our liquidity, given our borrowing capacity under the Credit Facility.
At year-end 2014, our available borrowing capacity amounted to $1,032 million and reflected borrowing capacity of $928 million under our Credit Facility and our cash balance of $104 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,072 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Cash from Operations
Cash from operations and non-cash items for the last three fiscal years are as follows:

($ in millions)	2014	2013	2012
Cash from operations	$1,224	$1,140	$989
Non-cash items (1)	328	316	420

(1)	Includes depreciation, amortization, impairments, share-based compensation, and deferred income taxes.

Our ratio of current assets to current liabilities was 0.6 to 1.0 at year-end 2014 and 0.7 to 1.0 at year-end 2013. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which we detail in Exhibit 12 to this 2014 Annual Report on Form 10-K, are as follows:

Fiscal Years
2014	2013	2012	2011	2010
6.2x	5.1x	4.6x	2.3x	2.9x

Spin-off Cash Tax Benefits
Tax matters that could affect our cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in 2013, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $447 million of those benefits through 2014 and expect to realize approximately $33 million of cash tax benefits in 2015.

Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital expenditures of $411 million in 2014, $296 million in 2013, and $437 million in 2012. These included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, improvements to existing properties, and systems initiatives. Capital expenditures in 2014 increased by $115 million compared to 2013, primarily related to developing two EDITION hotels and our 2014 acquisition of a property in our International Segment, partially offset by the completion of The London EDITION in the 2013 fourth quarter (see Footnote No. 3, “Acquisitions and Dispositions” for more information). Capital expenditures in 2013 decreased by $141 million compared to 2012, primarily due to the 2012 acquisition of land and a building that we used to develop an EDITION hotel.
We expect 2015 investment spending will total approximately $600 million to $800 million, including approximately $125 million for maintenance capital spending and approximately $135 million (C$168 million) for the expected acquisition of Delta Hotels. Investment spending also includes other capital expenditures (including property acquisitions, construction, and renovations), loan advances, contract acquisition costs, and equity and other investments.

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

Dispositions. Property and asset sales generated $435 million cash proceeds in 2014 and $65 million in 2012. See Footnote No. 3, “Acquisitions and Dispositions,” for more information on completed dispositions and planned dispositions.

Loan Activity. From time to time we make loans to owners of hotels that we operate or franchise. Loan advances, net of loan collections, amounted to $69 million in 2014 compared to net collections of $70 million in 2013. At year-end 2014, we had a $3 million senior loan and $239 million of mezzanine and other loans ($215 million noncurrent and $24 million current) outstanding, compared with a $3 million senior loan and $175 million of mezzanine and other loans ($142 million noncurrent and $36 million current) outstanding at year-end 2013. In 2014, our notes receivable balance for senior, mezzanine, and other loans increased by $64 million, primarily reflecting the issuance of the $85 million mezzanine loan (net of a $15 million discount) described in Footnote No. 13, “Notes Receivable,” partially offset by $31 million of collections on MVW notes receivable issued to us in 2011 in conjunction with our Timeshare spin-off.

Equity and Cost Method Investments. Cash outflows of $6 million in 2014, $16 million in 2013, and $15 million in 2012 for equity and cost method investments primarily reflects our investments in a number of joint ventures.

Cash from Financing Activities

Debt. Debt increased by $582 million in 2014, to $3,781 million at year-end 2014 from $3,199 million at year-end 2013, and reflected our 2014 fourth quarter issuance of $394 million (book value) of Series N Notes and a $238 million increase in commercial paper borrowings, partially offset by a $53 million reduction in other debt. Debt increased by $264 million in 2013, to $3,199 million at year-end 2013 from $2,935 million at year-end 2012, and reflected our 2013 third quarter issuance of $348 million (book value) of Series M Notes and a $333 million increase in commercial paper borrowings, partially offset by the $400 million (book value) retirement, at maturity, of our Series J Notes, $15 million in decreased borrowings under our Credit Facility, and a $2 million reduction in other debt. See Footnote No. 10, “Long-Term Debt” for additional information on the debt issuances.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2014, our long-term debt had an average interest rate of 3.0 percent and an average maturity of approximately 4.6 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.7 to 1.0 at year-end 2014.
See the “Cash Requirements and Our Credit Facilities,” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.

Share Repurchases. We purchased 24.2 million shares of our common stock in 2014 at an average price of $62.09 per share, 20.0 million shares in 2013 at an average price of $41.46 per share, and 31.2 million shares in 2012 at an average price of $37.15 per share. At year-end 2014, 15.1 million shares remained available for repurchase under authorizations from our Board of Directors. On February 12, 2015, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. We purchase shares in the open market and in privately negotiated transactions.

Dividends. Our Board of Directors declared and paid the following quarterly cash dividends in 2014: (1) $0.17 per share declared February 14 and paid March 28 to shareholders of record as of February 28; (2) $0.20 per share declared May 9 and paid June 27 to shareholders of record as of May 23; (3) $0.20 per share declared August 7 and paid September 26 to shareholders of record as of August 21; and (4) $0.20 per share declared November 7 and paid December 26 to shareholders of record on November 20. Our Board of Directors declared a cash dividend of $0.20 per share on February 12, 2015, payable on March 27, 2015 to shareholders of record on February 27, 2015.
Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations at year-end 2014:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$4,248	$442	$755	$1,796	$1,255
Capital lease obligations (1)	8	1	2	2	3
Operating leases where we are the primary obligor:
Recourse	844	115	206	157	366
Nonrecourse	233	14	29	28	162
Operating leases where we are secondarily liable	2	2	—	—	—
Purchase obligations	186	66	80	40	—
Other noncurrent liabilities	43	1	3	2	37
Total contractual obligations	$5,564	$641	$1,075	$2,025	$1,823

(1)	Includes principal as well as interest payments.

The preceding table does not reflect unrecognized tax benefits at year-end 2014 of $10 million. See Footnote No. 6, “Income Taxes” for additional information.

In addition to the purchase obligations noted in the preceding table, in the normal course of business we enter into purchase commitments to manage the daily operating needs of the hotels that we manage. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.
Guarantee Commitments
The following table summarizes our guarantee commitments at year-end 2014:

		Amount of Guarantee Commitments Expiration by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$149	$5	$24	$90	$30
Total guarantees where we are secondarily liable	127	26	49	39	13
Total guarantee commitments	$276	$31	$73	$129	$43
In conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of our actions or the actions of the other joint venture owner.
Investment Commitments
We also had the following investment commitments outstanding at year-end 2014:

		Amount of Investment Commitments Expected Funding by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total investment commitments	$68	$61	$7	$—	$—
For further information on our investment commitments, including the nature of the commitments and their expirations, see the “Commitments” caption in Footnote No. 7, “Commitments and Contingencies.”
Letters of Credit
At year-end 2014, we also had $87 million of letters of credit outstanding (all outside the Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2014 totaled $153 million, the majority of which federal, state, and local governments requested in connection with our self-insurance programs.
RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We also have equity method investments in entities that provide management and/or franchise services to hotels and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities. Undistributed earnings attributable to our equity method investments represented approximately $3 million of our consolidated retained earnings at year-end 2014. For other information on these equity method investments, including the impact to our financial statements of transactions with these related parties, see Footnote No. 17, “Related Party Transactions.”
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

While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available at the time the estimate or assumption was made. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.

Management has discussed the development and selection of its critical accounting policies with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to them.

See Footnote No. 2, “Summary of Significant Accounting Policies,” for further information on our critical accounting policies and estimates, which are as follows:

Rewards Programs, including how members earn points, how we estimate the value of future redemption obligation, and how we recognize revenue for these programs;

Goodwill, including how we evaluate the fair value of reporting units and when we record an impairment loss on goodwill;

Intangibles and Long-Lived Assets, including how we evaluate the fair value of intangibles and long-lived assets and when we record impairment losses on intangibles and long-lived assets;

Investments, including information on how we evaluate the fair value of investments and when we record impairment losses on investments;

Loan Loss Reserves, including information on how we measure impairment on senior, mezzanine, and other loans of these types; and

Income Taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities.

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

We are also subject to risk from changes in debt prices from our investments in debt securities and fluctuations in stock price from our investment in a publicly traded company. Changes in the price of the underlying stock can impact the fair value of our investment. We account for our investments as available-for-sale securities under the guidance for accounting for certain investments in debt and equity securities. At year-end 2014, our investments had a fair value of $121 million.

We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote No. 2, “Summary of Significant Accounting Policies,” for more information on derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2014 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2015	2016	2017	2018	2019	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$23	$72	$2	$3	$1	$38	$139	$138
Average interest rate							2.61%
Floating-rate notes receivable	$4	$—	$—	$—	$—	$99	$103	$104
Average interest rate							3.48%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(324)	$(297)	$(301)	$(9)	$(606)	$(1,169)	$(2,706)	$(2,502)
Average interest rate							4.14%
Floating-rate debt	$—	$—	$—	$(1,072)	$—	$—	$(1,072)	$(1,072)
Average interest rate							0.43%

Item 8.	Financial Statements and Supplementary Data.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended December 31, 2014 of Marriott International, Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 19, 2015

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2014, 2013, and 2012
($ in millions, except per share amounts)

	December 31, 2014	December 31, 2013	December 28, 2012
REVENUES
Base management fees (1)	$672	$621	$581
Franchise fees	745	666	607
Incentive management fees (1)	302	256	232
Owned, leased, and other revenue (1)	1,022	950	989
Cost reimbursements (1)	11,055	10,291	9,405
	13,796	12,784	11,814
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	775	729	785
Reimbursed costs (1)	11,055	10,291	9,405
Depreciation, amortization, and other (1)	148	127	102
General, administrative, and other (1)	659	649	582
	12,637	11,796	10,874
OPERATING INCOME	1,159	988	940
Gains and other income (1)	8	11	42
Interest expense (1)	(115)	(120)	(137)
Interest income (1)	30	23	17
Equity in earnings (losses) (1)	6	(5)	(13)
INCOME BEFORE INCOME TAXES	1,088	897	849
Provision for income taxes	(335)	(271)	(278)
NET INCOME	$753	$626	$571
EARNINGS PER SHARE-Basic
Earnings per share	$2.60	$2.05	$1.77
EARNINGS PER SHARE-Diluted
Earnings per share	$2.54	$2.00	$1.72

(1)	See Footnote No. 17, “Related Party Transactions,” to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2014, 2013, and 2012
($ in millions)

	December 31, 2014	December 31, 2013	December 28, 2012
Net income	$753	$626	$571
Other comprehensive (loss) income:
Foreign currency translation adjustments	(41)	1	4
Other derivative instrument adjustments, net of tax	8	—	(2)
Unrealized gains on available-for-sale securities, net of tax	5	5	—
Reclassification of losses (gains), net of tax	2	(6)	2
Total other comprehensive (loss) income, net of tax	(26)	—	4
Comprehensive income	$727	$626	$575
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2014 and 2013
($ in millions)

	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and equivalents	$104	$126
Accounts and notes receivable, net (1)	1,100	1,081
Current deferred taxes, net	311	252
Prepaid expenses	64	67
Other (1)	109	27
Assets held for sale	233	350
	1,921	1,903
Property and equipment, net	1,460	1,543
Intangible assets
Contract acquisition costs and other (1)	1,351	1,131
Goodwill	894	874
	2,245	2,005
Equity and cost method investments (1)	224	222
Notes receivable, net	215	142
Deferred taxes, net (1)	530	647
Other noncurrent assets (1)	270	332
	$6,865	$6,794
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$324	$6
Accounts payable (1)	605	557
Accrued payroll and benefits	799	817
Liability for guest loyalty programs	677	666
Accrued expenses and other (1)	655	629
	3,060	2,675
Long-term debt	3,457	3,147
Liability for guest loyalty programs	1,657	1,475
Other noncurrent liabilities (1)	891	912
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,802	2,716
Retained earnings	4,286	3,837
Treasury stock, at cost	(9,223)	(7,929)
Accumulated other comprehensive loss	(70)	(44)
	(2,200)	(1,415)
	$6,865	$6,794

(1)	See Footnote No. 17, “Related Party Transactions,” to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2014, 2013, and 2012
($ in millions)

	December 31, 2014	December 31, 2013	December 28, 2012
OPERATING ACTIVITIES
Net income	$753	$626	$571
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	148	127	102
Share-based compensation	109	116	94
Income taxes	71	73	224
Liability for guest loyalty program	175	99	60
Working capital changes	(120)	50	(137)
Other	88	49	75
Net cash provided by operating activities	1,224	1,140	989
INVESTING ACTIVITIES
Capital expenditures	(411)	(296)	(437)
Dispositions	435	—	65
Loan advances	(103)	(7)	(17)
Loan collections	34	77	155
Equity and cost method investments	(6)	(16)	(15)
Contract acquisition costs	(65)	(61)	(61)
Acquisition of a business, net of cash acquired	(184)	(112)	(210)
Investment in debt security	—	(65)	—
Other	(13)	(39)	(65)
Net cash used in investing activities	(313)	(519)	(585)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	235	311	184
Issuance of long-term debt	394	345	936
Repayment of long-term debt	(7)	(407)	(370)
Issuance of Class A Common Stock	178	199	179
Dividends paid	(223)	(196)	(191)
Purchase of treasury stock	(1,510)	(834)	(1,145)
Other	—	(1)	(11)
Net cash used in financing activities	(933)	(583)	(418)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(22)	38	(14)
CASH AND EQUIVALENTS, beginning of period	126	88	102
CASH AND EQUIVALENTS, end of period	$104	$126	$88
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
Fiscal Years 2014, 2013, and 2012
(in millions)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive (Loss) Income
333	Balance at December 30, 2011	$(781)	$5	$2,513	$3,212	$(6,463)	$(48)
—	Net income	571	—	—	571	—	—
—	Other comprehensive income	4	—	—	—	—	4
—	Dividends	(158)	—	—	(158)	—	—
9.1	Employee stock plan issuance	236	—	69	(116)	283	—
(31.2)	Purchase of treasury stock	(1,160)	—	—	—	(1,160)	—
—	Spin-off of MVW (1)	3	—	3	—	—	—
310.9	Balance at December 28, 2012	(1,285)	5	2,585	3,509	(7,340)	(44)
—	Net income	626	—	—	626	—	—
—	Other comprehensive income	—	—	—	—	—	—
—	Dividends	(195)	—	—	(195)	—	—
7.1	Employee stock plan issuance	269	—	131	(103)	241	—
(20.0)	Purchase of treasury stock	(830)	—	—	—	(830)	—
298.0	Balance at December 31, 2013	(1,415)	5	2,716	3,837	(7,929)	(44)
—	Net income	753	—	—	753	—	—
—	Other comprehensive loss	(26)	—	—	—	—	(26)
—	Dividends	(223)	—	—	(223)	—	—
6.1	Employee stock plan issuance	211	—	86	(81)	206	—
(24.2)	Purchase of treasury stock	(1,500)	—	—	—	(1,500)	—
279.9	Balance at December 31, 2014	$(2,200)	$5	$2,802	$4,286	$(9,223)	$(70)

(1) The abbreviation MVW means Marriott Vacations Worldwide Corporation.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its subsidiaries “we,” “us,” or the “Company”). In order to make this report easier to read, we refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “international.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.
During the 2014 first quarter, we modified the information that our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), reviews to be consistent with our continent structure. This structure aligns our business around geographic regions and is designed to enable us to operate more efficiently and to accelerate our worldwide growth. We changed our operating segments to reflect this continent structure and have revised our business segment information for earlier periods to conform to our new business segment presentation. See Footnote No. 16, “Business Segments.”
Preparation of financial statements that conform with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2014 and fiscal year-end 2013 and the results of our operations and cash flows for fiscal years 2014, 2013, and 2012. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
We have made certain reclassifications to our prior year amounts to conform to our 2014 presentation. During 2014, we reclassified amounts attributable to depreciation and amortization that we previously reported under the “General, administrative, and other” and “Owned, leased, and other-direct” captions of our Income Statement to a separate “Depreciation, amortization, and other” caption. We continue to report depreciation amounts that third party owners reimburse to us under “Reimbursed costs” in our Income Statement. In the operating activities section of our Statement of Cash Flows, we reclassified depreciation that third-party owners reimburse to us from the “Depreciation, amortization, and other” caption to the “Other” caption. We also reclassified amounts from the previously presented “Working capital changes and other” caption to “Share-based compensation,” “Working capital changes,” and “Other” captions.

Fiscal Year
Beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and ended on December 31, 2013. Historically, our fiscal year was a 52-53 week fiscal year that ended on the Friday nearest to December 31. As a result, our 2014 fiscal year had three fewer days than the 2013 fiscal year. We have not restated and do not plan to restate historical results.
The table below presents each completed fiscal year we refer to in this report, the date the fiscal year ended, and the number of days in that fiscal year, and unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown below:

Fiscal Year	Fiscal Year-End Date	Number of Days	Fiscal Year	Fiscal Year-End Date	Number of Days
2014	December 31, 2014	365	2009	January 1, 2010	364
2013	December 31, 2013	368	2008	January 2, 2009	371
2012	December 28, 2012	364	2007	December 28, 2007	364
2011	December 30, 2011	364	2006	December 29, 2006	364
2010	December 31, 2010	364	2005	December 30, 2005	364

Beginning in 2014, our fiscal years are the same as the corresponding calendar year (each beginning on January 1 and ending on December 31, and containing 365 or 366 days).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our revenues include: (1) base management and incentive management fees; (2) franchise fees (including licensing fees from MVW after the spin-off of $60 million for 2014, $61 million for 2013 and $61 million for 2012); (3) revenues from lodging properties we own or lease; and (4) cost reimbursements. Management fees are typically composed of a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees are typically composed of initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by properties that we manage, franchise, or license.

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

Other Revenue: Includes other third-party licensing fees, branding fees for third-party residential sales and credit card licensing, land rental income, and other revenue. We generally recognize other revenue as services are rendered and when collection is reasonably assured. Amounts received in advance are deferred as liabilities.

Real Estate Sales
We reduce gains on sales of real estate by our maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all of the risks and rewards of ownership. In sales transactions where we retain a management contract, the terms and conditions of the management contract are generally comparable to the terms and conditions of the management contracts obtained directly with third-party owners in competitive bid processes.

Rewards Programs
Marriott Rewards and The Ritz-Carlton Rewards are our frequent guest loyalty programs. Program members earn points based on the money they spend at our hotels, purchases of timeshare interval, fractional ownership, and residential products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental and credit card companies. Members can redeem points, which we track on their behalf, for stays at most of our hotels, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash. We provide Marriott Rewards and The Ritz-Carlton Rewards as marketing programs to participating properties, with the objective of operating the programs on a break-even basis to us. We sell the points for amounts that we expect will, in the aggregate, equal the costs of point redemptions and program operating costs over time.
We defer revenue we receive from managed, franchised, and Marriott-owned/leased hotels and program partners. Our management and franchise agreements require that properties reimburse us currently for the costs of operating the rewards programs, including marketing, promotion, communication with, and performing member services for rewards program members. Due to the requirement that properties reimburse us for program operating costs as incurred, we recognize the related cost reimbursements revenues from properties for our rewards programs when we incur and expense such costs. We also recognize the component of revenue from program partners that corresponds to program maintenance services when we incur and expense such costs. When points are redeemed we recognize the amounts we previously deferred as revenue and the corresponding expense relating to the costs of the awards redeemed.

The recorded liability related to these programs totaled $2,334 million at year-end 2014 and $2,141 million at year-end 2013. We estimate the reasonableness and the value of the future redemption obligations using statistical formulas that project timing of future point redemptions based on historical levels, including an estimate of the “breakage” for points that members will never redeem, and an estimate of the points that members will eventually redeem. A ten percent reduction in the estimate of “breakage” would have increased the estimated year-end 2014 liability by $142 million.

Profit Sharing Plan
We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements who elect to participate in the plan. Participating employees specify the percentage of salary deferred. We recognized compensation costs from profit sharing of $76 million in 2014, $75 million in 2013, and $69 million in 2012.

Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency of our consolidated and unconsolidated entities operating outside of the United States is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to losses of $16 million in 2014, $5 million in 2013, and $3 million in 2012. Gains and other income attributable to currency translation adjustment losses, net of gains, from the sale or complete or substantially complete liquidation of investments was zero for both 2014 and 2013 and $1 million for 2012.

Share-Based Compensation
We grant share-based compensation awards at exercise prices or strike prices that equal the market price of our common stock on the date of grant. For all share-based awards, we measure compensation costs for our share-based payment transactions at fair value on the grant date, and we recognize those costs in our Financial Statements over the vesting period during which the employee provides service (“the service period”) in exchange for the award.
On the grant date, we use a binomial lattice-based valuation model to estimate the fair value of each stock appreciation right and stock option granted. This valuation model uses a range of possible stock price outcomes over the term of the award, discounted back to a present value using a risk-free rate. Because of the limitations with closed-form valuation models, such as the Black-Scholes model, we have determined that this more flexible binomial model provides a better estimate of the fair value of our stock appreciation rights and stock options because it takes into account employee and non-employee director exercise behavior based on changes in the price of our stock and also allows us to use other dynamic assumptions. See Footnote No. 5, “Share-Based Compensation” for further information.

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
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. See Footnote No. 6, “Income Taxes,” for further information.

Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We generally collect these receivables within 30 days. We record an accounts receivable reserve when losses are probable, based on an assessment of historical collection activity and current business conditions. Our accounts receivable reserve was $33 million at year-end 2014 and $43 million at year-end 2013.

Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property's value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. See Footnote No. 3, “Acquisitions and Dispositions” for additional information on planned dispositions.

Goodwill
We assess goodwill for potential impairment at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any. At year-end 2014 and year-end 2013, we concluded that it was not more likely than not that the fair value of any reporting unit was less than its carrying value.
In the first step of the two-step goodwill impairment test (“Step 1”), we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the unit's assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in the amount of that excess. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experience.
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
We have had no goodwill impairment charges for the last three fiscal years, and as of the date of each of the most recent Step 1 tests, the estimated fair value of each of our reporting units significantly exceeded its respective carrying amount based on our models and assumptions. A ten percent change in our estimates of future cash flows or other significant assumptions would not reduce the fair value of any of our reporting units below carrying value.

Intangibles and Long-Lived Assets
We assess indefinite-lived intangible assets for potential impairment and continued indefinite use at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Similar to goodwill, we first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the implied fair value, we recognize an impairment loss in the amount of that excess.
We test definite-lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying value; for example, when there are material adverse changes in projected revenues or expenses, significant under performance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying value of an asset group, we recognize an impairment loss for the amount by which the carrying value exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.
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

Investments
We may hold an equity interest in ventures established to develop or acquire and own hotel properties. These ventures are generally limited liability companies or limited partnerships. We account for investments in such entities using the cost method of accounting when we own a minimal investment and the equity method of accounting when we own more than a minimal investment. We account for investments in other ventures using the equity method of accounting when we exercise significant influence over the entities. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We consolidate entities that we control.
Under the accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments, loans, and guarantees, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the forecasted cash flows of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability, and relevant financial agreements. We also use our qualitative analysis to determine if we must consolidate a variable interest entity as its primary beneficiary.
We evaluate an investment for impairment when circumstances indicate that we may not be able to recover the carrying value. For example, when evaluating our ventures, we consider loan defaults, significant under-performance relative to historical or projected operating performance, or significant negative industry or economic trends.
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
We calculate the estimated fair value of an investment using either a market approach or an income approach. We utilize the same assumptions and methodology for the income approach that we describe in the “Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.
For investments in securities classified as available-for-sale, we determine the cost basis of the securities sold using specific identification, meaning that we track our securities individually.

Fair Value Measurements
We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Footnote No. 14, “Fair Value of Financial Instruments” for further information. We also apply the provisions of fair value measurement to various nonrecurring measurements for our financial and nonfinancial assets and liabilities.
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

Derivative Instruments
We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a net investment in non-U.S. operations hedge based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in other comprehensive income (“OCI”). We release the derivative’s gain or loss from OCI to match the timing of the underlying hedged items’ effect on earnings.
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

Loan Loss Reserves
We may make senior, mezzanine, and other loans to owners of hotels that we operate or franchise, generally to facilitate the development of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. We use metrics such as loan-to-value ratios and debt service coverage, and other information about collateral and from third party rating agencies to assess the credit quality of the loan receivable, both upon entering into the loan agreement and on an ongoing basis as applicable.
On a regular basis, we individually assess loans for impairment. We use internally generated cash flow projections to determine if we expect the loans to be repaid under the terms of the loan agreements. If we conclude that it is probable a borrower will not repay a loan in accordance with its terms, we consider the loan impaired and begin recognizing interest income on a cash basis. To measure impairment, we calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated collateral is less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.
If it is likely that a loan will not be collected based on financial or other business indicators, including our historical experience, our policy is to charge off the loan in the quarter in which we deem it uncollectible.

Guarantees
We measure and record our liability for the fair value of a guarantee on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs, as described above in this footnote under the heading “Fair Value Measurements.” We base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use internal analyses based primarily on market comparable data and our assumptions about market capitalization rates, credit spreads, growth rates, and inflation.
The offsetting entry for the guarantee liability depends on the circumstances in which the guarantee was issued. Funding under the guarantee reduces the recorded liability. In most cases, when we do not forecast any funding, we amortize the liability into income on a straight-line basis over the remaining term of the guarantee. On a quarterly basis, we evaluate all material estimated liabilities based on the operating results and the terms of the guarantee. If we conclude that it is probable that we will be required to fund a greater amount than previously estimated, we record a loss except to the extent that the applicable contracts provide that the advance can be recovered as a loan.

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
We are subject to a variety of assessments for our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. We record our liabilities for these assessments in our Balance Sheets within the other current liabilities line. These liabilities, which are not discounted, totaled $4 million at year-end 2014 and $5 million at year-end 2013. As of year-end 2014, we expect to pay the $4 million liability for assessments by the end of 2015.
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
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the amounts assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as incurred.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU No. 2014-09”)
ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer or customers; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which for us will be our 2017 first quarter. We are permitted to use the retrospective or modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures.

3. ACQUISITIONS AND DISPOSITIONS
2015 Planned Acquisition
On January 27, 2015, we entered into definitive agreements to acquire the Delta Hotels and Resorts brand, management and franchise business, together with related intellectual property, from Delta Hotels Limited Partnership, a subsidiary of British Columbia Investment Management Corporation (“bcIMC”) for C$168 million (approximately $135 million at signing). We expect that the transaction, which remains subject to regulatory approval and other customary closing conditions, will close in the second quarter of 2015. At closing we expect to add 38 open hotels and resorts with over 10,000 rooms across Canada, 28 of which are managed (including 13 under new 30-year management agreements with bcIMC-affiliated entities) and 10 of which are franchised, plus five hotels under development (including one under a new 30-year management agreement with a bcIMC-affiliated entity).
2014 Acquisitions
In the 2014 second quarter, we acquired the Protea Hotel Group's brands and hotel management business (“Protea Hotels”) for $193 million (ZAR 2.046 billion) in cash and provisionally recognized approximately: $184 million (ZAR 1.943 billion) in intangible assets, consisting of deferred contract acquisition costs of $91 million (ZAR 960 million), a brand intangible of $73 million (ZAR 772 million), and goodwill of $20 million (ZAR 211 million); and $9 million (ZAR 103 million) of tangible assets consisting of property and equipment, equity method investments, and other current assets at the acquisition date. Our accounting for the acquisition has not been finalized as we continue to evaluate the assumptions used in determining the fair value of the intangible assets. As part of the transaction, Protea Hospitality Holdings created an independent property ownership company that retained ownership of the hotels Protea Hospitality Holdings formerly owned, and entered into long-term management and lease agreements with us for these hotels. The property ownership company also retained a number of minority interests in other Protea-managed hotels. As a result of the transaction, we added 113 hotels (10,016 rooms) across three brands in South Africa and six other Sub-Saharan African countries to our International segment portfolio and currently manage 45 percent, franchise 39 percent, and lease 16 percent of those rooms.
In the 2014 fourth quarter, we acquired a property under-construction in Brazil for $31 million (R$74 million) in cash. We have committed to fund a portion of the development of this property, as discussed in Footnote No. 7, “Commitments and Contingencies.”
2014 Dispositions and Planned Dispositions as of Year-End 2014
In the 2014 first quarter, we sold The London EDITION to a third party, received approximately $230 million in cash, and simultaneously entered into definitive agreements to sell The Miami Beach and The New York (Madison Square Park) EDITION hotels upon completion of construction to the same third party. The total sales price for the three EDITION hotels will be approximately $816 million. We completed the sale of The Miami Beach EDITION for cash proceeds of $230 million during the first quarter of 2015. We expect to sell The New York (Madison Square Park) EDITION in the first half of 2015 when we anticipate that construction will be substantially complete. We will retain long-term management agreements for each of the three hotels sold. During 2014, we evaluated the three hotels for recovery and recorded a $25 million net impairment charge, primarily attributable to The Miami Beach EDITION, in the “Depreciation, amortization, and other” caption of our Income Statements as our cost estimates exceed our total fixed sales price. We did not allocate the charge to any of our segments.
In the 2014 fourth quarter, we sold a portion of The Miami Beach EDITION residences and received approximately $100 million in cash. We expect to sell the remaining units during 2015.

In the 2014 fourth quarter, we sold for approximately $42 million in cash a land parcel to a third-party that agreed to develop a property. We retained certain repurchase rights in the event the buyer breaches covenants. We reclassified the property to “Other” current assets and offset this amount with a liability for the cash received.
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
At year-end 2014, we had $233 million in assets related to The Miami Beach EDITION hotel and residences (the hotel representing $157 million in property and equipment and $17 million in current assets) classified in the “Assets held for sale” caption of the Balance Sheet and $26 million in liabilities (the hotel representing $14 million) classified in liabilities held for sale in the “Accrued expenses and other” caption of the Balance Sheet. We did not classify The New York (Madison Square

Park) EDITION assets and liabilities as held for sale because the hotel is under construction and not yet available for immediate sale in its present condition.
At year-end 2013, we had $350 million in assets and $61 million in liabilities held for sale, classified as described in the preceding 2014 discussion. The London EDITION consisted of $244 million in assets and $13 million in liabilities held for sale and the leased real estate landlord interest represented $106 million (€77 million) in assets and $48 million (€35 million) in liabilities.
2013 Acquisition
In 2013, we acquired a North American Full-Service managed property for $115 million in cash. We plan to renovate the hotel in 2015 with the intent to highlight our brand strategies.
2012 Acquisitions
In 2012, we acquired the Gaylord Hotels brand and hotel management company from Gaylord Entertainment Company (subsequently renamed Ryman Hospitality Properties, Inc.) (“Ryman Hospitality”) for $210 million in cash and recognized $210 million in intangible assets, primarily reflecting deferred contract acquisition costs. Ryman Hospitality continues to own the Gaylord hotels, which we manage under the Gaylord brand under long-term management agreements. This transaction added four hotels and approximately 7,800 rooms to our North American Full-Service segment, and included our entering into management agreements for several attractions at the Gaylord Opryland in Nashville, consisting of a showboat, a golf course, and a saloon. As part of the transaction, we also assumed management of another hotel owned by Ryman Hospitality, the Inn at Opryland, with approximately 300 rooms.
In 2012, we acquired land for $32 million in cash that we expect will be developed into a hotel. Earlier in 2012, we also acquired land and a building we plan to develop into a hotel for $160 million in cash. In conjunction with the latter acquisition, we had also made a cash deposit of $6 million late in 2011.

2012 Dispositions

In 2012, we completed the sale of our equity interest in a North American Limited-Service joint venture (formerly two joint ventures which were merged before the sale), and we amended certain provisions of the management agreements for the underlying hotel portfolio. As a result of this transaction, we received cash proceeds of $96 million, including $30 million of proceeds which is refundable by us over the term of the management agreements if the hotel portfolio does not meet certain quarterly hotel performance thresholds. To the extent the hotel portfolio meets the quarterly hotel performance thresholds, we will recognize the $30 million of proceeds over the remaining term of the management agreements as base fee revenue. In 2012, we recognized a gain of $41 million, which consisted of: (1) $20 million of gain that we deferred in 2005 because we retained the equity interest following the original sale of land to one of the joint ventures and because there were contingencies for the 2005 transaction that expired with this sale; and (2) $21 million of gain on the sale of the equity interest. We also recognized base management fee revenue totaling $7 million, most of which we had deferred in earlier periods, but which we earned in conjunction with the sale.
We also sold our ExecuStay corporate housing business in 2012. Neither the sales price nor the gain we recognized was material to our results of operations and cash flows. The revenues, results of operations, assets, and liabilities of our ExecuStay business also were not material to our financial position, results of operations or cash flows for any of the periods presented, and accordingly we did not reflect ExecuStay as a discontinued operation.

4.    EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	2014	2013	2012
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$753	$626	$571
Weighted average shares outstanding	289.9	305.0	322.6
Basic earnings per share	$2.60	$2.05	$1.77
Computation of Diluted Earnings Per Share
Net income	$753	$626	$571
Weighted average shares outstanding	289.9	305.0	322.6
Effect of dilutive securities
Stock option and appreciation right plans	3.1	4.0	6.1
Deferred stock incentive plans	0.7	0.8	0.9
Restricted stock units	3.1	3.2	3.3
Shares for diluted earnings per share	296.8	313.0	332.9
Diluted earnings per share	$2.54	$2.00	$1.72

We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We have excluded the following antidilutive stock options and stock appreciation rights in our calculation of diluted earnings per share because their exercise prices were greater than the average market prices for the applicable periods:

(a)	for 2014, zero options and stock appreciation rights;

(b)	for 2013, 0.4 million options and stock appreciation rights; and

(c)	for 2012, 1.0 million options and stock appreciation rights.

5.    SHARE-BASED COMPENSATION
Under our Stock and Cash Incentive Plan (the “Stock Plan”), we award: (1) stock options (our “Stock Option Program”) to purchase our Class A Common Stock (our “common stock”); (2) stock appreciation rights (“SARs”) for our common stock (our “SAR Program”); (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports under the Stock Plan. We grant awards at exercise prices or strike prices that equal the market price of our common stock on the date of grant.
During 2014, we granted 1.9 million RSUs, 0.3 million PSUs, 0.3 million SARs, and 0.1 million stock options.

We recorded share-based compensation expense for award grants of $109 million in 2014, $116 million in 2013, and $94 million in 2012. Deferred compensation costs for unvested awards totaled $114 million at year-end 2014 and $108 million at year-end 2013. As of year-end 2014, we expect to recognize these deferred compensation expenses over a weighted average period of two years.

We present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. The exercise of share-based awards resulted in tax benefits of $92 million in 2014, $121 million in 2013, and $71 million in 2012.

We received cash from the exercise of stock options of $178 million in 2014, $199 million in 2013, and $179 million in 2012.
RSUs
We issue RSUs under the Stock Plan to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We recognize compensation expense for RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, RSUs convert to shares of our common stock which we distribute from treasury shares. In addition to being subject to pro-rata annual vesting conditioned on continued service consistent with the standard form of RSUs, PSUs are also subject to the satisfaction of certain performance conditions based on achievement of pre-established targets for EBITDA, RevPAR Index, room openings, and net administrative expense over, or at the end of, a three-year vesting period. The following information on RSUs includes PSUs.
We had deferred compensation costs for RSUs of approximately $109 million at year-end 2014 and $102 million at year-end 2013. The weighted average remaining term for RSU grants outstanding at year-end 2014 was two years.

The following table provides additional information on RSUs for the last three fiscal years:

	2014	2013	2012
Share-based compensation expense (in millions)	$98	$101	$83
Weighted average grant-date fair value (per RSU)	$52	$38	$35
Aggregate intrinsic value of converted and distributed RSUs (in millions)	$144	$125	$91

The following table presents the 2014 changes in our outstanding RSU grants and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2013	6.8	$35
Granted during 2014 (1)	2.2	52
Distributed during 2014	(2.8)	31
Forfeited during 2014	(0.2)	39
Outstanding at year-end 2014	6.0	$42

(1)	Includes 0.3 million PSUs granted to named executive officers.
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

We recognized compensation expense for employee stock options of $2 million in 2014, $2 million in 2013, and $1 million in 2012. We had deferred compensation costs for employee stock options of $2 million at year-end 2014 and $2 million at year-end 2013. When holders exercise stock options we issue shares from treasury shares.

The following table presents the 2014 changes in our outstanding Stock Option Program awards and the associated weighted average exercise prices:

	Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)
Outstanding at year-end 2013	4.6	$22
Granted during 2014	0.1	53
Exercised during 2014	(4.0)	20
Forfeited during 2014	—	—
Outstanding at year-end 2014	0.7	$36

The following table presents the stock options issued under the Stock Option Program awards outstanding and exercisable at year-end 2014:

			Outstanding			Exercisable
Range of Exercise Prices			Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)	Number of Stock Options (in millions)	Weighted Average Exercise Price (per Option)	Weighted Average Remaining Life (in years)
$13	to	$22	—	$17	1	—	$17	1
23	to	35	0.5	32	5	0.3	30	4
36	to	53	0.2	45	8	—	41	6
$13	to	$53	0.7	$36	6	0.3	$32	4

The following table presents the number of stock options we granted in the last three fiscal years and the associated weighted average grant-date fair values and weighted average exercise prices:

	2014	2013	2012
Options granted	75,861	96,960	255,761
Weighted average grant-date fair value (per option)	$17	$13	$12
Weighted average exercise price (per option)	$53	$39	$35

The following table presents the intrinsic value (the amount by which the market price of the underlying common stock exceeded the aggregate exercise price of the stock option) of all outstanding stock options and of exercisable stock options at year-end 2014 and 2013:

($ in millions)	2014	2013
Outstanding stock options	$28	$126
Exercisable stock options	$14	$121

Stock options exercised during the last three years had total intrinsic values of approximately $160 million in 2014, $131 million in 2013, and $158 million in 2012.

We may grant SARs to officers and key employees (“Employee SARs”) at exercise prices or strike prices equal to the market price of our common stock on the grant date. Employee SARs expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. We may grant SARs to directors (“Director SARs”) at exercise prices or strike prices equal to the market price of our common stock on the grant date. Director SARs generally expire ten years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant. On exercise of SARs, holders receive the number of shares of our common stock equal to the number of SARs that are being exercised multiplied by the quotient of (a) the stock price on the date of exercise minus the exercise price, divided by (b) the stock price on the date of exercise.

We recognized compensation expense for Employee SARs and Director SARs of $8 million in 2014, $12 million in 2013, and $9 million in 2012. We had deferred compensation costs related to SARs of approximately $3 million in 2014 and $4 million in 2013. Upon the exercise of SARs, we issue shares from treasury shares.

The following table presents the 2014 changes in our outstanding SARs and the associated weighted average exercise prices:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2013	6.4	$32
Granted during 2014	0.3	53
Exercised during 2014	(0.9)	31
Forfeited during 2014	—	—
Outstanding at year-end 2014	5.8	$33

The following tables show the number of Employee SARs and Director SARs we granted in the last three fiscal years, the associated weighted average exercise prices, and the associated weighted average grant-date fair values:

Employee SARs	2014	2013	2012
Employee SARs granted (in millions)	0.3	0.7	1.0
Weighted average exercise price (per SAR)	$53	$39	$35
Weighted average grant-date fair value (per SAR)	$17	$13	$12
Director SARs	2014	2013	2012
Director SARs granted	3,277	5,903	5,915
Weighted average exercise price (per SAR)	$59	$44	$39
Weighted average grant-date fair value (per SAR)	$22	$15	$14

Outstanding SARs had total intrinsic values of $264 million at year-end 2014 and $111 million at year-end 2013. Exercisable SARs had total intrinsic values of $197 million at year-end 2014 and $82 million at year-end 2013. SARs exercised during 2014 had total intrinsic values of $33 million and SARs exercised in 2013 had total intrinsic values of $6 million.

We used the following assumptions to determine the fair value of the SARs and stock options we granted to employees and non-employee directors in 2014 and 2013, and to employees in 2012:

	2014	2013	2012
Expected volatility	29 - 30%	30 - 31%	31%
Dividend yield	1.14%	1.17%	1.01%
Risk-free rate	2.2 - 2.8%	1.8 - 1.9%	1.7 - 2.0%
Expected term (in years)	6 - 10	8 - 10	8 - 10

In making these assumptions, we base expected volatility on the historical movement of the Company's stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future payout. The weighted average expected terms for SARs and options are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs and options are expected to remain unexercised. We calculate the expected terms for SARs and options for separate groups of retirement eligible and non-retirement eligible employees. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs and options before expiration at a certain multiple of stock price to exercise price. In recent years, non-employee directors have generally exercised grants in their last year of exercisability.
Deferred Stock Units
We also issue deferred stock units to non-employee directors. These non-employee directors deferred stock units vest within one year and are distributed upon election.

The following table presents the share-based compensation expense, the number of deferred stock units we granted, the weighted average grant-date fair value, and the aggregate intrinsic value for the last three fiscal years for non-employee director deferred stock units:

	2014	2013	2012
Share-based compensation expense (in millions)	$1.2	$1.4	$1.2
Non-employee director deferred stock units granted	21,000	31,000	27,000
Weighted average grant-date fair value (per share)	$59	$44	$39
Aggregate intrinsic value of shares distributed (in millions)	$0.8	$0.7	$1.0

We had 268,000 outstanding non-employee deferred stock units at year-end 2014, and 261,000 outstanding at year-end 2013. The weighted average grant-date fair value of those outstanding deferred stock units was $30 for 2014 and $22 for 2013.

Other Information

At year-end 2014, we had authorized 27 million shares under the Stock Plan, including 6 million shares under the Stock Option Program and the SAR Program.

6.    INCOME TAXES
The components of our earnings before income taxes for the last three fiscal years consisted of:

($ in millions)	2014	2013	2012
U.S.	$808	$630	$631
Non-U.S.	280	267	218
	$1,088	$897	$849
Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2014	2013	2012
Current	-U.S. Federal	$(224)	$(139)	$6
	-U.S. State	(43)	(17)	(8)
	-Non-U.S.	(47)	(44)	(34)
		(314)	(200)	(36)

Deferred	-U.S. Federal	(21)	(68)	(211)
	-U.S. State	(5)	(10)	(30)
	-Non-U.S.	5	7	(1)
		(21)	(71)	(242)
		$(335)	$(271)	$(278)
Our current tax provision does not reflect the following benefits attributable to us for the vesting or exercise of employee share-based awards: $89 million in 2014, $66 million in 2013, and $76 million in 2012. The preceding table includes tax credits of $4 million in 2014, $3 million in 2013, and $3 million in 2012. We had a tax provision applicable to other comprehensive income of $5 million in 2014, $2 million in 2013, and $5 million in 2012.

We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($894 million as of year-end 2014). We consider the earnings for substantially all non-U.S. subsidiaries to be indefinitely reinvested. These earnings could become subject to additional taxes if the non-U.S. subsidiaries dividend or loan those earnings to us or to a U.S. affiliate or if we sell our interests in the non-U.S. subsidiaries. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2012 to the end of 2014:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2012	$39
Change attributable to withdrawal of tax positions previously taken or expected to be taken	12
Change attributable to tax positions taken during the current period	(20)
Decrease attributable to lapse of statute of limitations	(2)
Unrecognized tax benefit at year-end of 2012	29
Change attributable to tax positions taken during the current period	8
Decrease attributable to settlements with taxing authorities	(2)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end of 2013	34
Change attributable to tax positions taken during the current period	3
Decrease attributable to settlements with taxing authorities	(27)
Decrease attributable to lapse of statute of limitations	—
Unrecognized tax benefit at year-end of 2014	$10
These unrecognized tax benefits reflect the following year-over-year changes: (1) a $24 million decrease in 2014, largely attributable to the favorable settlements reached with taxing authorities on both federal and international positions taken in prior years; (2) a $5 million increase in 2013, primarily due to a U.S. federal tax issue, offset by a settlement with international taxing authorities; and (3) $10 million decrease in 2012, primarily reflecting the changes attributable to settlements with taxing authorities and positions taken during 2012.
Our unrecognized tax benefit balances included $7 million at year-end 2014, $12 million at year-end 2013, and $13 million at year-end 2012 of tax positions that, if recognized, would impact our effective tax rate.

The IRS has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, the audits of our open tax years 2010 through 2013 are complete, while the 2014 tax year audit is currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities. It is reasonably possible that we will resolve two state apportionment issues during the next 12 months for which we have an unrecognized tax balance of $4 million. One issue is currently under audit, and the second issue is pending an expected court ruling in 2015. The unrecognized tax balance of $4 million is partly offset by a related deferred tax asset.

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

We had the following total deferred tax assets and liabilities at year-end 2014 and year-end 2013:

($ in millions)	At Year-End 2014	At Year-End 2013
Deferred tax assets	$803	$878
Deferred tax liabilities	—	(12)
Net deferred taxes	$803	$866

The following table details the composition of our net deferred tax balances at year-end 2014 and year-end 2013:

($ in millions) Balance Sheet Caption	At Year-End 2014	At Year-End 2013
Current deferred taxes, net	$311	$252
Deferred taxes, net	530	647
Accrued expenses and other	(22)	(19)
Other noncurrent liabilities	(16)	(14)
Net deferred taxes	$803	$866

The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to a significant portion of our deferred tax assets and liabilities as of year-end 2014 and year-end 2013:

($ in millions)	At Year-End 2014	At Year-End 2013
Employee benefits	$347	$340
Net operating loss carry-forwards	257	293
Tax credits	182	273
Reserves	55	61
Frequent guest program	47	30
Self-insurance	24	23
Deferred income	20	23
Other, net	16	(12)
Deferred taxes	948	1,031
Less: valuation allowance	(145)	(165)
Net deferred taxes	$803	$866

At year-end 2014, we had approximately $28 million of tax credits that expire through 2024 and $153 million of tax credits that do not expire. We recorded $10 million of net operating loss benefits in 2014 and $14 million in 2013. At year-end 2014, we had approximately $1.2 billion of primarily state and foreign net operating losses, of which $561 million expire through 2034.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2014	2013	2012
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.7	2.6	2.6
Nondeductible expenses	0.2	0.5	0.3
Non-U.S. income	(4.8)	(5.7)	(3.9)
Change in valuation allowance	(0.4)	0.3	(0.2)
Tax credits	(0.3)	(0.4)	(0.4)
Other, net	(1.6)	(2.1)	(0.7)
Effective rate	30.8%	30.2%	32.7%
We paid cash for income taxes, net of refunds of $172 million in 2014 and $77 million in 2013, and we received $17 million of cash for income tax refunds, net of payments in 2012.

7.    COMMITMENTS AND CONTINGENCIES
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
We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at year-end 2014 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$49	$14
Operating profit	86	40
Other	14	1
Total guarantees where we are the primary obligor	$149	$55

Our liability at year-end 2014 for guarantees for which we are the primary obligor is reflected in our Balance Sheet as $4 million of “Accrued expenses and other” and $51 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $16 million of debt service guarantees, $26 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The table above does not include a “put option,” which is not currently in effect, that we entered into in the 2014 first quarter to provide credit support to lenders for a construction loan. We entered into that agreement in conjunction with signing a management agreement for the Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel's ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space). Under the agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property for $315 million during the first two years after opening. Because we would acquire the building upon exercise of the put option, we have not included the amount in the table above. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not expect that the lenders will exercise this put option. We have no ownership interest in this hotel.
The preceding table does not include the following guarantees:

•
$83 million of guarantees for Senior Living Services lease obligations of $61 million (expiring in 2019) and lifecare bonds of $22 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $3 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $19 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at year-end 2014. In conjunction with our consent to the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $71 million at year-end 2014, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise's management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O'Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise's management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $6 million and total remaining rent payments through the initial term of approximately $26 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $3 million (€2 million) of which remained at year-end 2014. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These MVW payment obligations, for which we currently have a total exposure of $12 million, relate to two guarantees. MVW has indemnified us for these obligations. At year-end 2014, we expect these obligations will expire as follows: $4 million in 2019 and $8 million (11 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $1 million at year-end 2014.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at year-end 2014 for this guarantee is $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at year-end 2014.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, at year-end 2014, we had the following commitments outstanding, which are not recorded on our Balance Sheet:

•
A commitment to invest up to $8 million of equity for a non-controlling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $1 million of this commitment in 2015. We do not expect to fund the remaining $7 million of this commitment, which expires in 2016.

•
A commitment to invest up to $23 million of equity for non-controlling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund this commitment as follows: $3 million in 2015 and $6 million in 2016. We do not expect to fund the remaining $14 million of this commitment prior to the end of the commitment period in 2016.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment in 2015.

•	A commitment to invest $2 million in the renovation of a leased hotel. We expect to fund this commitment by the end of 2015.

•
A commitment to invest $26 million (R$69 million) for the development of a property. We expect to fund this commitment as follows: $25 million (R$66 million) in 2015 and $1 million (R$3 million) in 2016.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next six years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $18 million (€15 million) in deposits, $13 million (€11 million) of which is remaining. The amounts on deposit are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
Various commitments to purchase information technology hardware, software, and accounting, finance, and maintenance services in the normal course of business totaling $186 million. We expect to fund these commitments as follows: $66 million in 2015, $41 million in 2016, $39 million in 2017, and $40 million thereafter. The majority of these commitments will be recovered through cost reimbursement charges to properties in our system.

•	Several commitments aggregating $32 million with no expiration date and which we do not expect to fund.

•
A commitment to invest up to $10 million under certain circumstances for additional mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels. We have not yet determined the amount or timing of any potential funding of this commitment, which expires in 2015, subject to annual extensions through 2018.

•
A $9 million loan commitment that we extended to the owner of a property to cover the cost of renovation shortfalls which we expect to fund in the 2015 first quarter. The commitment will expire at the end of the 2016 second quarter.

Letters of Credit

At year-end 2014, we had $87 million of letters of credit outstanding (all outside the Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2014, totaled $153 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the “plaintiffs”) filed a putative class action complaint against us and the Stock Plan (the “defendants”), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), that are in certain circumstances more rapid than those set forth in the awards. The action was brought in the United States District Court for the District of Maryland (Greenbelt Division), and Dennis Walter Bond Sr. and Michael P. Steigman were the remaining named plaintiffs. Class certification was denied, and on January 16, 2015, the court granted Marriott’s motion for summary judgment and dismissed the case. Plaintiffs have filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit.
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
8.    LEASES
We have summarized below our future obligations under operating leases at year-end 2014:

($ in millions)	Minimum Lease Payments
Fiscal Year
2015	$129
2016	121
2017	114
2018	99
2019	86
Thereafter	528
Total minimum lease payments where we are the primary obligor	$1,077

Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases generally provide for minimum rentals plus additional rentals based on the operating performance of the leased property. The total minimum lease payments above include $233 million of obligations of our consolidated subsidiaries that are non-recourse to us.
The following table details the composition of rent expense for operating leases for the last three years:

($ in millions)	2014	2013	2012
Minimum rentals	$143	$159	$188
Additional rentals	64	56	62
	$207	$215	$250
In conjunction with the sale of our right to acquire the landlord’s interest in a leased real estate property and certain attached assets of the property early in the 2014 first quarter, we reclassified $46 million of the $51 million originally classified in the “Long-term debt” caption to liabilities held for sale in the “Accrued expenses and other” caption of the accompanying Balance Sheet at year-end 2013. See Footnote No. 3, “Acquisitions and Dispositions” for more information.

9.    SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The following table summarizes the activity in our self-insurance reserve for losses and loss adjustment expenses as of year-end 2014 and 2013:

($ in millions)	2014	2013
Balance at beginning of year	$362	$342
Less: reinsurance recoverable	(5)	(5)
Net balance at beginning of year	357	337
Incurred related to:
Current year	126	116
Prior years	(2)	8
Total incurred	124	124
Paid related to:
Current year	(24)	(25)
Prior years	(77)	(79)
Total paid	(101)	(104)
Net balance at end of year	380	357
Add: reinsurance recoverable	4	5
Balance at end of year	$384	$362

Our provision for incurred losses relating to the current year increased by $10 million over 2013 primarily due to an increase in medical benefit costs and growth in business activity. Our provision for incurred losses relating to prior years decreased by $2 million in 2014 and increased by $8 million in 2013 as a result of changes in estimates from insured events from prior years due to changes in underwriting experience and frequency and severity trends. Our year-end 2014 self-insurance reserve of $384 million consisted of a current portion of $120 million and noncurrent portion of $264 million. Our year-end 2013 self-insurance reserve of $362 million consisted of a current portion of $120 million and noncurrent portion of $242 million.

10.	LONG-TERM DEBT
We provide detail on our long-term debt balances at year-end 2014 and 2013 in the following table:

($ in millions)	At Year-End 2014	At Year-End 2013
Senior Notes:
Series G Notes, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.6%)(1)	$314	$312
Series H Notes, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)(1)	289	289
Series I Notes, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)(1)	293	292
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)(1)	596	595
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)(1)	349	349
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)(1)	348	348
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)(1)	397	—
Commercial paper, average interest rate of 0.4% at December 31, 2014	1,072	834
$2,000 Credit Facility	—	—
Other	123	180
	3,781	3,199
Less current portion classified in:
Accrued expenses and other (liabilities held for sale)	—	(46)
Current portion of long-term debt	(324)	(6)
	$3,457	$3,147

(1)	Face amount and effective interest rate are as of year-end 2014.
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $79 million in 2014, $83 million in 2013, and $83 million in 2012.
In the 2014 fourth quarter, we issued $400 million aggregate principal amount of 3.1 percent Series N Notes due 2021 (the “Series N Notes”). We received net proceeds of approximately $394 million from the offering, after deducting the underwriting discount and estimated expenses. We will pay interest on the Series N Notes on April 15 and October 15 of each year, commencing on April 15, 2015.
In the 2013 third quarter, we issued $350 million aggregate principal amount of 3.4 percent Series M Notes due 2020 (the “Series M Notes”). We received net proceeds of approximately $345 million from the offering, after deducting the underwriting discount and estimated expenses. We pay interest on the Series M Notes on April 15 and October 15 of each year, commencing on April 15, 2014.
We issued the Series M and the Series N Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee. We may redeem each series, in whole or in part, at our option, under the terms provided in the applicable form of Note.
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
We show future principal payments (net of unamortized discounts) for our debt in the following table:

Debt Principal Payments (net of unamortized discounts) ($ in millions)	Amount
2015	$324
2016	297
2017	301
2018	1,082
2019	606
Thereafter	1,171
Balance at year-end 2014	$3,781

11.    INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our acquired intangible assets at year-end 2014 and 2013:

($ in millions)	At Year-End 2014	At Year-End 2013
Definite-lived Intangible Assets
Contract acquisition costs and other	$1,735	$1,550
Accumulated amortization	(461)	(423)
	$1,274	$1,127
Indefinite-lived Intangible Assets
Brands	77	4
Total Intangible Assets	$1,351	$1,131

We capitalize both direct and incremental costs that we incur to acquire management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Our amortization expense totaled $64 million in 2014, $68 million in 2013, and $54 million in 2012. We estimate that our aggregate amortization expense for each of the next five fiscal years will be as follows: $58 million for 2015; $58 million for 2016; $58 million for 2017; $58 million for 2018; and $58 million for 2019.
The following table details the carrying amount of our goodwill at year-end 2014 and 2013:

($ in millions)	At Year-End 2014	At Year-End 2013
Goodwill	$948	$928
Accumulated impairment losses	(54)	(54)
	$894	$874
12.    PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2014 and 2013:

($ in millions)	At Year-End 2014	At Year-End 2013
Land	$457	$535
Buildings and leasehold improvements	781	786
Furniture and equipment	775	789
Construction in progress	365	338
	2,378	2,448
Accumulated depreciation	(918)	(905)
	$1,460	$1,543
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. Interest we capitalized as a cost of property and equipment totaled $33 million in 2014, $31 million in 2013, and $27 million in 2012. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $135 million in 2014, $107 million in 2013, and $93 million in 2012 (of which $51 million in 2014, $48 million in 2013, and $45 million in 2012 we included in reimbursed costs). Fixed assets attributed to operations located outside the United States were $291 million in 2014 and $238 million in 2013.
See Footnote No. 3, “Acquisitions and Dispositions” for information on a $25 million impairment charge we recorded in 2014 on three EDITION hotels in the “Depreciation, amortization, and other” caption of our Income Statements.
13.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at year-end 2014 and 2013:

($ in millions)	At Year-End 2014	At Year-End 2013
Senior, mezzanine, and other loans	$242	$178
Less current portion	(27)	(36)
	$215	$142
We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable, net” in our Balance Sheets. We did not have any past due notes receivable amounts at the end of either 2014 or 2013. In 2014, we provided an $85 million mezzanine loan (net of a $15 million discount) to an owner in conjunction with entering into a franchise agreement for an International property. The unamortized discounts for our notes receivable were $25 million at year-end 2014 and $12 million at year-end 2013.

The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates and unamortized discounts for our notes receivable as of year-end 2014:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2015	$27
2016	72
2017	2
2018	3
2019	1
Thereafter	137
Balance at year-end 2014	$242
Weighted average interest rate at year-end 2014	6.1%
Range of stated interest rates at year-end 2014	0 - 9.0%

Senior, Mezzanine, and Other Loans
Generally, all of the loans we make have similar characteristics in that they are loans to owners and operators of hotels and hospitality properties. We reflect interest income for “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At year-end 2014, our recorded investment in impaired “Senior, mezzanine, and other loans” was $63 million. We had a $50 million notes receivable reserve representing an allowance for credit losses, leaving $13 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2013, our recorded investment in impaired “Senior, mezzanine, and other loans” was $99 million, and we had a $90 million notes receivable reserve representing an allowance for credit losses, leaving $9 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $81 million during 2014, $96 million during 2013, and $94 million during 2012.
The following table summarizes the activity for our “Senior, mezzanine, and other loans” notes receivable reserve for 2012, 2013, and 2014:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2011	$78
Additions	2
Reversals	(1)
Write-offs	(1)
Transfers and other	1
Balance at year-end 2012	79
Reversals	(2)
Transfers and other	13
Balance at year-end 2013	90
Write-offs	(45)
Transfers and other	5
Balance at year-end 2014	$50

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We show the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2014		At Year-End 2013
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$215	$214	$142	$145
Marketable securities and other debt securities	44	44	111	111
Total noncurrent financial assets	$259	$258	$253	$256

Senior Notes	$(2,272)	$(2,370)	$(2,185)	$(2,302)
Commercial paper	(1,072)	(1,072)	(834)	(834)
Other long-term debt	(108)	(122)	(123)	(124)
Other noncurrent liabilities	(57)	(57)	(50)	(50)
Total noncurrent financial liabilities	$(3,509)	$(3,621)	$(3,192)	$(3,310)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at year-end 2014 was $44 million.
In the 2013 second quarter, we received $22 million in net cash proceeds for the sale of a portion of our shares of a publicly traded company (with a cost basis of $14 million at the date of sale) and recognized an $8 million gain in the “Gains and other income” caption of our Income Statements. This gain included recognition of unrealized gains that we previously recorded in other comprehensive income. See Footnote No. 15, “Comprehensive Income and Shareholders' (Deficit) Equity” for additional information on our reclassification of these unrealized gains from accumulated other comprehensive income.
In the 2013 second quarter, we acquired a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security (with a cost of $77 million at year-end 2014, including accrued interest income), and have classified it as a current asset as of year-end 2014. Based on qualitative and quantitative analyses, we concluded that the entity in which we invested is a variable interest entity because it is capitalized primarily with debt. We did not consolidate the entity because we do not have the power to direct the activities that most significantly impact the entity's economic performance. Inclusive of our contingent future funding commitment, our maximum exposure to loss at year-end 2014 is $87 million. This security matures in 2015. We do not intend to sell this security and it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, both of which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As we note in Footnote No. 10, “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as noncurrent based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2014 and year-end 2013, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other noncurrent liabilities largely consist of guarantees. As we note in the “Guarantees” caption of Footnote No. 2, “Summary of Significant Accounting Policies,” we measure our liability for guarantees at fair value on a nonrecurring basis that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At year-end 2014 and year-end 2013, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” for more information on the input levels we use in determining fair value.

15.    COMPREHENSIVE INCOME AND SHAREHOLDERS' (DEFICIT) EQUITY
The following table details our accumulated other comprehensive (loss) income activity for 2014, 2013, and 2012:

($ in millions)	Foreign Currency Translation Adjustments	Other Derivative Instrument Adjustments (1)	Unrealized Gains (Losses) on Available-For-Sale Securities (2)	Accumulated Other Comprehensive Loss
Balance at year-end 2011	$(37)	$(18)	$7	$(48)
Other comprehensive income (loss) before reclassifications	4	(2)	—	2
Amounts reclassified from accumulated other comprehensive loss	1	1	—	2
Net other comprehensive income (loss)	5	(1)	—	4
Balance at year-end 2012	$(32)	$(19)	$7	$(44)
Other comprehensive income (loss) before reclassifications	1	—	5	6
Amounts reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Net other comprehensive income (loss)	1	—	(1)	—
Balance at year-end 2013	$(31)	$(19)	$6	$(44)
Other comprehensive (loss) income before reclassifications	(41)	8	5	(28)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net other comprehensive (loss) income	(41)	10	5	(26)
Balance at year-end 2014	$(72)	$(9)	$11	$(70)

(1)
We present the portions of other comprehensive income (loss) before reclassifications that relate to other derivative instrument adjustments net of zero deferred taxes for 2014 and 2013, and deferred tax benefits of $1 million for 2012.

(2)
We present the portions of other comprehensive income (loss) before reclassifications that relate to unrealized gains (losses) on available-for-sale securities net of deferred taxes of $3 million for 2014, $2 million for 2013 and $4 million for 2012.

The following table details the effect on net income of amounts we reclassified out of accumulated other comprehensive loss for 2014:

($ in millions)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Components	2014	Income Statement Line(s) Item Affected
Other derivative instrument adjustments
Gains (losses) on cash flow hedges:
Foreign exchange contracts	$1	Franchise fees
Interest rate contracts	(5)	Interest expense
	(4)	Income before income taxes
	2	Provision for income taxes
	$(2)	Net income

Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2014, we had 280 million of these authorized shares of our common stock and no preferred stock outstanding.

16.    BUSINESS SEGMENTS
We are a diversified global lodging company. During the 2014 first quarter, we modified the information that our President and Chief Executive Officer, who is our CODM, reviews to be consistent with our continent structure. This structure aligns our business around geographic regions and is designed to enable us to operate more efficiently and to accelerate our worldwide growth. As a result of modifying our reporting information, we revised our operating segments to eliminate our former Luxury segment, which we allocated between our existing North American Full-Service operating segment, and the following four new operating segments: Asia Pacific, Caribbean and Latin America, Europe, and Middle East and Africa.
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, our four new operating segments do not meet the criteria for separate disclosure as reportable business segments. Accordingly, we combined our four new operating segments into an “all other” category which we refer to as “International” and have revised our business segment information for earlier periods to conform to our new business segment presentation.

Our three business segments include the following principal brands:

•
North American Full-Service, which includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, and Gaylord Hotels located in the United States and Canada;

•
North American Limited-Service, which includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites properties, located in the United States and Canada, and, before its sale in the 2012 second quarter, our Marriott ExecuStay corporate housing business; and

•
International, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Marriott Executive Apartments, AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, Protea Hotels, and Moxy Hotels located outside the United States and Canada.

We evaluate the performance of our business segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We allocate gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents a portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. It also includes license fees we receive from our credit card programs and license fees from MVW. Our CODM monitors assets for the consolidated company but does not use assets by business segment when assessing performance or making business segment resource allocations.
Revenues

($ in millions)	2014	2013	2012
North American Full-Service Segment	$8,323	$7,978	$7,276
North American Limited-Service Segment	2,962	2,583	2,456
International Segment	2,255	1,957	1,794
Total segment revenues (1)	13,540	12,518	11,526
Other unallocated corporate	256	266	288
	$13,796	$12,784	$11,814

(1)	Revenues attributed to operations located outside the United States were $2,518 million in 2014, $2,149 million in 2013, and $1,912 million in 2012.

Net Income

($ in millions)	2014	2013	2012
North American Full-Service Segment	$524	$490	$442
North American Limited-Service Segment	574	479	472
International Segment	295	228	251
Total segment profits (1)	1,393	1,197	1,165
Other unallocated corporate	(220)	(203)	(196)
Interest expense and interest income	(85)	(97)	(120)
Income taxes	(335)	(271)	(278)
	$753	$626	$571

(1)
Segment profits attributed to operations located outside the United States were $327 million in 2014, $269 million in 2013, and $283 million in 2012. The 2014 segment profits consisted of segment profits of $99 million from Asia Pacific, $95 million from Europe, $74 million from the Caribbean and Latin America, $32 million from Canada, and $27 million from the Middle East and Africa.

Depreciation and Amortization

($ in millions)	2014	2013	2012
North American Full-Service Segment	$52	$57	$46
North American Limited-Service Segment	22	21	16
International Segment	42	42	33
Total segment depreciation and amortization	116	120	95
Other unallocated corporate (1)	32	7	7
	$148	$127	$102

(1)	Includes a $25 million net impairment charge we recorded in 2014 on three EDITION hotels. See Footnote No. 3, “Acquisitions and Dispositions” for more information.
As a result of the changes to our operating segments discussed above, in the 2014 first quarter we reallocated goodwill among our affected reporting units based on the relative fair value of each remaining or newly identified reporting unit. We also determined that the estimated fair value of each reporting unit exceeded its carrying amount. The following table presents the reclassification of the goodwill we previously associated with our former Luxury segment to our North American Full-Service and International segments. The table also reflects goodwill added as a result of our acquisition of the Protea Hotel Group's brands and hotel management business in the 2014 second quarter. See Footnote No. 3, “Acquisitions and Dispositions” for more information.

Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Total Goodwill
Year-end 2012 balance:
Goodwill	$392	$125	$411	$928
Accumulated impairment losses	—	(54)	—	(54)
	$392	$71	$411	$874
Year-end 2013 balance:
Goodwill	$392	$125	$411	$928
Accumulated impairment losses	—	(54)	—	(54)
	$392	$71	$411	$874
Year-end 2014 balance:
Goodwill	$392	$125	$431	$948
Accumulated impairment losses	—	(54)	—	(54)
	$392	$71	$431	$894

Capital Expenditures

($ in millions)	2014	2013	2012
North American Full-Service Segment	$251	$145	$257
North American Limited-Service Segment	5	8	19
International Segment	87	93	96
Total segment capital expenditures	343	246	372
Other unallocated corporate	68	50	65
	$411	$296	$437

17.    RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We also have equity method investments in entities that provide management and/or franchise services to hotels and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities. Undistributed earnings attributable to our equity method investments represented approximately $3 million of our consolidated retained earnings at year-end 2014.

The following tables present financial data resulting from transactions with these related parties:

Income Statement Data

($ in millions)	2014	2013	2012
Base management fees	$17	$17	$26
Incentive management fees	6	1	5
Owned, leased, and other revenue	1	1	3
Cost reimbursements	226	236	315
Total revenue	$250	$255	$349
Reimbursed costs	$(226)	$(236)	$(315)
Depreciation, amortization, and other	(2)	(2)	(2)
General, administrative, and other	(2)	(3)	2
Gains and other income	—	—	43
Interest expense	—	—	1
Interest income	5	4	3
Equity in earnings (losses)	6	(5)	(13)

Balance Sheet Data

($ in millions)	At Year-End 2014	At Year-End 2013
Current assets
Accounts and notes receivable, net	$26	$22
Other	1	—
Intangible assets
Contract acquisition costs and other	20	20
Equity and cost method investments	210	207
Deferred taxes, net	13	16
Other noncurrent assets	19	16
Current liabilities
Accounts payable	(10)	(4)
Accrued expenses and other	(20)	(9)
Other noncurrent liabilities	(3)	(2)

Summarized information for the entities in which we have equity method investments is as follows:

Income Statement Data

($ in millions)	2014	2013	2012
Sales	$752	$727	$902
Net income (loss)	$38	$11	$(4)

Balance Sheet Summary

($ in millions)	At Year-End 2014	At Year-End 2013
Assets (primarily comprised of hotel real estate managed by us)	$1,499	$1,832
Liabilities	$1,287	$1,482

18.    RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 61 lodging properties at year-end 2014, 66 lodging properties at year-end 2013, and 124 lodging properties at year-end 2012 that we operated under long-term agreements. Over the last three years, we recognized revenues, including cost reimbursements revenue, of $1,927 million in 2014, $2,016 million in 2013, and $2,246 million in 2012 from those lodging properties, and included those revenues in our North American Full-Service, North American Limited-Service, and International segments.

Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. Host was affiliated with nine such properties at year-end 2014, ten such properties at year-end 2013, and ten such properties at year-end 2012. We recognized revenues, including cost reimbursements revenue, of $106 million in 2014, $87 million in 2013, and $75 million in 2012 from those lodging properties, and included those revenues in our North American Full-Service and International segments.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,293	$3,484	$3,460	$3,559	$13,796
Operating income	$254	$316	$298	$291	$1,159
Net income	$172	$192	$192	$197	$753
Diluted earnings per share	$0.57	$0.64	$0.65	$0.68	$2.54

($ in millions, except per share data)	2013 (2)
	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,142	$3,263	$3,160	$3,219	$12,784
Operating income	$226	$279	$245	$238	$988
Net income	$136	$179	$160	$151	$626
Diluted earnings per share	$0.43	$0.57	$0.52	$0.49	$2.00

(1)
Beginning in 2013, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 first quarter included the period from December 29, 2012 through March 31, 2013.

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
We made no changes in internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our shareholders in connection with our 2015 Annual Meeting of Shareholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers. The information set forth below is as of February 1, 2015, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	82
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

Arne M. Sorenson President and Chief Executive Officer	56
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

Carl T. Berquist Executive Vice President and Chief Financial Officer	63
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

Bao Giang Val Bauduin Controller and Chief Accounting Officer	38
Val Bauduin became our Controller and Chief Accounting Officer in June 2014, with responsibility for the accounting operations of the Company. Prior to joining Marriott, Mr. Bauduin was a Partner and U.S. Hospitality leader of Deloitte & Touche LLP from 2011 to 2014, where he has served as a Travel, Hospitality & Leisure industry expert for Deloitte teams globally. Prior to that, Mr. Bauduin was a Senior Manager of Deloitte & Touche LLP from 2005 to 2011. He has a strong international background, and has built and led cross-functional (tax, valuation and IT) international professional service teams engaged at diverse client organizations, including several large and well known public hospitality clients. He has supported complex capital market transactions (including initial public offerings, debt issuances, repurchases, debt-for-equity swaps and related derivative instruments), spinoffs and real estate development projects related to gaming and hospitality. Mr. Bauduin earned a Bachelor of Arts in Accounting & Economics from the University of Notre Dame and a Master of Business Administration in Finance from The Wharton School at the University of Pennsylvania. He is also a Certified Public Accountant.

Name and Title	Age	Business Experience
Anthony G. Capuano Executive Vice President and Global Chief Development Officer	49
Anthony G. Capuano became Marriott’s Executive Vice President and Global Chief Development Officer in 2009. He is responsible for the global development of all Marriott lodging brands and supervises 20 offices outside of North America as well as multiple offices across North America. Mr. Capuano began his Marriott International career in 1995 as part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s full service development efforts in the Western U.S. and Canada. In early 2008, his responsibilities expanded to include North America, the Caribbean and Latin America. Mr. Capuano began his professional career in Laventhol and Horwath’s Boston-based Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano earned his bachelor’s degree in Hotel Administration from Cornell University. He is an active member of the Cornell Society of Hotelmen and a member of The Cornell School of Hotel Administration Dean’s Advisory Board. Mr. Capuano is also a member of the American Hotel and Lodging Association’s Industry Real Estate Financial Advisory Council.

Simon F. Cooper President & Managing Director Asia Pacific	69
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
David Grissen became Group President effective February 2014, assuming additional responsibility for The Ritz-Carlton and Global Operations Services. He became the Group President for The Americas in 2012, with responsibility for all business activities including operations, sales and marketing, revenue management, human resources, engineering, rooms operations, food and beverage, retail, spa, information technology and development. Prior to this, he served as President, Americas from 2010; Executive Vice President of the Eastern Region from 2005; Senior Vice President of the Mid-Atlantic Region and Senior Vice President of Finance and Business Development from 2000. Mr. Grissen is chair of the Americas’ Hotel Development Committee and a member of the Lodging Strategy Group and Corporate Growth Committee. He is a member of the Board of Directors of Regis Corporation and also Vice Chairman of the Board of Directors for Back on My Feet, an organization that helps individuals experiencing homelessness. Mr. Grissen holds a bachelor’s degree from Michigan State University and a master’s degree from Loyola University in Chicago.

Name and Title	Age	Business Experience
Alex Kyriakidis President & Managing Director Middle East & Africa	62
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

Stephanie Linnartz Executive Vice President and Chief Marketing and Commercial Officer	46
Stephanie Linnartz became the Chief Marketing and Commercial Officer in March 2013 and was named an executive officer in February 2014. She has responsibility for the Company's brand management, marketing, eCommerce, sales, reservations, revenue management, and consumer insight functions and information technology functions. Prior to assuming her current position, Stephanie served as Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; and Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008. Ms. Linnartz holds a master of business administration from the College of William and Mary.

Amy C. McPherson President & Managing Director Europe	53
Amy C. McPherson was appointed President and Managing Director of Europe, a division that encompasses Continental Europe, the United Kingdom, and Ireland, in July 2009. Ms. McPherson joined Marriott in 1986 and most recently served as Executive Vice President of Global Sales and Marketing responsible for the Company’s global and field sales, marketing, Marriott Rewards program, revenue management and eCommerce from 2005 until she was named to her current position. Other key positions held by Ms. McPherson include Senior Vice President of Business Transformation and Integration, and Vice President of Finance and Business Development. Before joining Marriott, she worked for Air Products & Chemicals in Allentown, PA.

David A. Rodriguez Executive Vice President and Chief Human Resources Officer	56
David A. Rodriguez was appointed Executive Vice President and Chief Human Resources Officer in 2006. Dr. Rodriguez joined Marriott as Senior Vice President-Staffing & Development in 1998 and was appointed Executive Vice President Human Resources for Marriott Lodging in 2003. Before joining Marriott, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989 through 1998. Dr. Rodriguez holds a doctorate degree in industrial/organizational psychology from New York University and is an elected fellow of the National Academy of Human Resources.

Edward A. Ryan Executive Vice President and General Counsel	61
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

Code of Ethics and Business Conduct Guide
We have long maintained and enforced a Code of Ethics that applies to all Marriott associates, including our Executive Chairman, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of our Board of Directors. Our Code of Ethics is encompassed in our Business Conduct Guide, which you can find in the Investor Relations section of our website (Marriott.com/investor) by clicking on “Corporate Governance” and then “Governance Documents.” We will post on the Investor Relations section of our website any future changes or amendments to our Code of Ethics, and any waiver of our Code of Ethics that applies to our Chairman of the Board, any of our executive officers, or member of the Board of Directors, within four business days following the date of such amendment or waiver.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation.	Exhibit No. 3(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.3	Form of 5.810% Series G Note due 2015.	Exhibit No. 4.1 to our Form 10-Q for the fiscal quarter ended June 16, 2006 (File No. 001-13881).

4.4	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.5	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

4.6	Form of 3.000% Series K Note No. R-1 due 2019.	Exhibit No. 4.1 to our Form 8-K filed February 27, 2012 (File No. 001-13881).

4.7	Form of 3.000% Series K Note No. R-2 due 2019.	Exhibit No. 4 to our Form 8-K filed March 14, 2012 (File No. 001-13881).

4.8	Form of 3.250% Series L Note due 2022.	Exhibit No. 4.1 to our Form 8-K filed September 10, 2012 (File No. 001-13881).

4.9	Form of 3.375% Series M Note due 2020.	Exhibit No. 4.1 to our Form 8-K filed September 27, 2013 (File No. 001-13881).
4.10	Form of 3.125% Series N Note due 2021.	Exhibit No. 4.1 to our Form 8-K filed October 9, 2014 (File No. 001-13881).

10.1	U.S. $2,000,000,000 Third Amended and Restated Credit Agreement dated as of July 18, 2013 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 19, 2013 (File No. 001-13881).

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.2.1	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.5 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.6	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.6 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.8	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, as Amended as of May 1, 2009.	Exhibit No. 10.2 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.10	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.9 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.11	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.10 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.12	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), as Amended as of May 1, 2009.	Exhibit No. 10.3 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.12.1	Form of MI Shares Agreement (EBITDA version) under the Marriott International, Inc. Stock and Cash Incentive Plan, as amended and restated as of May 1, 2009 and amended as of May 7, 2010.	Exhibit No. 10.1 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

*10.13	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.12 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.15	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.13 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.16	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.17	Form of Performance Share Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.18	Summary of Marriott International, Inc. Director Compensation.	Filed with this report.

*10.19	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

10.20
License, Services and Development Agreement entered into on November 17, 2011, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation and the other signatories thereto.
Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.21	License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

10.22
Marriott Rewards Affiliation Agreement entered into on November 17, 2011, among Marriott International, Inc., Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc. and the other signatories thereto.
Exhibit No. 10.5 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.23	Non-Competition Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10.6 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.24
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

We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the year-ended December 31, 2014, December 31, 2013, and December 28, 2012; (ii) the Consolidated Balance Sheets at December 31, 2014, and December 31, 2013; (iii) the Consolidated Statements of Cash Flows for the year-ended December 31, 2014, December 31, 2013, and December 28, 2012; (iv) the Consolidated Statements of Comprehensive Income for the year-ended December 31, 2014, December 31, 2013, and December 28, 2012; (v) the Consolidated Statements of Shareholders’ (Deficit) Equity for the year-ended December 31, 2014, December 31, 2013, and December 28, 2012; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 19th day of February 2015.
MARRIOTT INTERNATIONAL, INC.

By:	/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER:

/s/ Carl T. Berquist	Executive Vice President, Chief Financial Officer
Carl T. Berquist

PRINCIPAL ACCOUNTING OFFICER:

/s/ Bao Giang Val Bauduin	Controller and Chief Accounting Officer
Bao Giang Val Bauduin

DIRECTORS:

/s/ J.W. Marriott, Jr.	/s/ Debra L. Lee
J.W. Marriott, Jr., Chairman of the Board	Debra L. Lee, Director

/s/ Mary K. Bush	/s/ George Muñoz
Mary K. Bush, Director	George Muñoz, Director

/s/ Deborah Marriott Harrison	/s/ Harry J. Pearce
Deborah Marriott Harrison, Director	Harry J. Pearce, Director

/s/ Frederick A. Henderson	/s/ Steven S Reinemund
Frederick A. Henderson, Director	Steven S Reinemund, Director

/s/ Lawrence W. Kellner	/s/ W. Mitt Romney
Lawrence W. Kellner, Director	W. Mitt Romney, Director