Form 10-Q
period 2015-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2015-04-30
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 274,950,050 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 17, 2015.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
REVENUES
Base management fees	$165	$155
Franchise fees	204	163
Incentive management fees	89	71
Owned, leased, and other revenue	257	234
Cost reimbursements	2,798	2,670
	3,513	3,293
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	194	185
Reimbursed costs	2,798	2,670
Depreciation, amortization, and other	44	36
General, administrative, and other	145	148
	3,181	3,039
OPERATING INCOME	332	254
Gains and other income	—	—
Interest expense	(36)	(30)
Interest income	8	5
Equity in earnings	3	2
INCOME BEFORE INCOME TAXES	307	231
Provision for income taxes	(100)	(59)
NET INCOME	$207	$172
EARNINGS PER SHARE
Earnings per share - basic	$0.75	$0.58
Earnings per share - diluted	$0.73	$0.57
CASH DIVIDENDS DECLARED PER SHARE	$0.20	$0.17
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$207	$172
Other comprehensive (loss) income:
Foreign currency translation adjustments	(26)	—
Derivative instrument adjustments, net of tax	9	1
Unrealized gain on available-for-sale securities, net of tax	(1)	1
Reclassification of losses (gains), net of tax	(2)	1
Total other comprehensive (loss) income, net of tax	(20)	3
Comprehensive income	$187	$175

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and equivalents	$120	$104
Accounts and notes receivable, net	1,172	1,100
Current deferred taxes, net	311	311
Prepaid expenses	64	64
Other	116	109
Assets held for sale	45	233
	1,828	1,921
Property and equipment, net	1,446	1,460
Intangible assets
Contract acquisition costs and other	1,395	1,351
Goodwill	894	894
	2,289	2,245
Equity and cost method investments	217	224
Notes receivable, net	154	215
Deferred taxes, net	469	530
Other noncurrent assets	400	270
	$6,803	$6,865
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$325	$324
Accounts payable	604	605
Accrued payroll and benefits	759	799
Liability for guest loyalty programs	675	677
Accrued expenses and other	667	655
	3,030	3,060
Long-term debt	3,703	3,457
Liability for guest loyalty programs	1,706	1,657
Other noncurrent liabilities	901	891
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,740	2,802
Retained earnings	4,401	4,286
Treasury stock, at cost	(9,593)	(9,223)
Accumulated other comprehensive loss	(90)	(70)
	(2,537)	(2,200)
	$6,803	$6,865

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net income	$207	$172
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	44	36
Share-based compensation	24	25
Income taxes	29	16
Liability for guest loyalty programs	45	30
Working capital changes	(131)	(121)
Other	44	24
Net cash provided by operating activities	262	182
INVESTING ACTIVITIES
Capital expenditures	(75)	(61)
Dispositions	247	292
Loan advances	(10)	(3)
Loan collections	7	9
Equity and cost method investments	(1)	(1)
Contract acquisition costs	(61)	(6)
Escrow deposit for acquisition of a business	(136)	(192)
Other	7	4
Net cash (used in) provided by investing activities	(22)	42
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	246	149
Repayment of long-term debt	(2)	(2)
Issuance of Class A Common Stock	17	57
Dividends paid	(56)	(50)
Purchase of treasury stock	(429)	(320)
Net cash used in financing activities	(224)	(166)
INCREASE IN CASH AND EQUIVALENTS	16	58
CASH AND EQUIVALENTS, beginning of period	104	126
CASH AND EQUIVALENTS, end of period	$120	$184
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
These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“2014 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2014 Form 10-K.
Preparation of financial statements that conform to GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Accordingly, ultimate results could differ from those estimates.
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2015, and December 31, 2014, the results of our operations for the three months ended March 31, 2015, and March 31, 2014, and cash flows for the three months ended March 31, 2015, and March 31, 2014. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU No. 2014-09”)
ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Financial Accounting Standards Board has tentatively deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures.

2.	ACQUISITIONS AND DISPOSITIONS
Acquisitions
On the first day of our 2015 second quarter, we acquired the Delta Hotels and Resorts brand, management and franchise business, together with related intellectual property, from Delta Hotels Limited Partnership, a subsidiary of British Columbia Investment Management Corporation (“bcIMC”) for approximately $134 million (C$170 million), plus $2 million (C$2 million) of working capital, for a total purchase price of $136 million (C$172 million). At the end of the 2015 first quarter, we transferred $136 million in cash to fund an escrow deposit for the acquisition, which is included in the “Other noncurrent assets” caption of our Balance Sheets. We have provisionally recognized approximately: $124 million (C$157 million) in intangible assets consisting of contract assets, an indefinite-lived brand intangible, and goodwill; and $12 million (C$15 million) of tangible assets consisting of property and equipment and other assets during our 2015 second quarter. Our provisional estimates of fair values are based on the information that was available as of the acquisition date. As a result of the transaction, we added 37 open hotels and resorts with over 10,000 rooms across Canada, 27 of which are managed (including 13 under new 30-year management agreements with bcIMC-affiliated entities) and 10 of which are franchised, plus five hotels under development (including one under a new 30-year management agreement with a bcIMC-affiliated entity).
In the 2014 second quarter, we acquired the Protea Hotel Group’s brands and hotel management business (“Protea Hotels”) for $193 million (ZAR 2.046 billion) in cash and provisionally recognized approximately: $184 million (ZAR 1.943 billion) in intangible assets, consisting of contract assets of $91 million (ZAR 960 million), an indefinite-lived brand intangible of $73 million (ZAR 772 million), and goodwill of $20 million (ZAR 211 million); and $9 million (ZAR 103 million) of tangible assets consisting of property and equipment, equity method investments, and other current assets. Our provisional estimates of fair values are based on the information that was available as of the acquisition date. We are continuing to evaluate the assumptions used in determining the fair value of the intangible assets, which we expect to finalize in the 2015 second quarter.
Dispositions and Planned Dispositions
In the 2014 first quarter, we sold The London EDITION to a third party and simultaneously entered into definitive agreements to sell The Miami Beach and The New York (Madison Square Park) EDITION hotels upon completion of construction to the same third party. The total sales price for the three EDITION hotels was approximately $816 million in cash and assumed liabilities. We completed the sale of The Miami Beach EDITION during the 2015 first quarter, and at the beginning of our 2015 second quarter, sold The New York (Madison Square Park) EDITION, subject to certain payment obligations and a repurchase option if we are unable to obtain final operating permits by specific dates. The cash proceeds were $233 million in the 2014 first quarter, $230 million in the 2015 first quarter, and $343 million in the 2015 second quarter.
In the 2015 first quarter, we recorded a $6 million impairment charge related to The New York (Madison Square Park) EDITION, in the “Depreciation, amortization, and other” caption of our Income Statements as our cost estimates exceed our total fixed sales price. We did not allocate the charge to any of our segments.
In the 2015 first quarter, we sold our interest in an International limited service property and received $27 million (€24 million) in cash.
At the end of the 2015 first quarter, we classified $45 million in assets related to The Miami Beach EDITION residences (the “residences”) in the “Assets held for sale” caption of the Balance Sheets and $8 million in liabilities classified in liabilities held for sale in the “Accrued expenses and other” caption of the Balance Sheets. In connection with the planned disposition of the residences, we determined that the carrying values of certain units exceeded their fair values, which we determined using a market approach and Level 3 inputs for comparable units. Consequently, during the 2015 first quarter, we recorded a $6 million impairment charge in the “Depreciation, amortization, and other” caption of our Income Statements, which represents the excess of the carrying values of the assets over their fair values, less cost to sell. We did not allocate that charge to any of our segments.

3.	EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2015	March 31, 2014
Computation of Basic Earnings Per Share
Net income	$207	$172
Weighted average shares outstanding	277.7	296.1
Basic earnings per share	$0.75	$0.58
Computation of Diluted Earnings Per Share
Net income	$207	$172
Weighted average shares outstanding	277.7	296.1
Effect of dilutive securities
Employee stock option and appreciation right plans	2.4	3.4
Deferred stock incentive plans	0.7	0.8
Restricted stock units	2.7	3.0
Shares for diluted earnings per share	283.5	303.3
Diluted earnings per share	$0.73	$0.57
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded the following antidilutive stock options and stock appreciation rights from our calculation of diluted earnings per share because their exercise prices were greater than the average market prices for the applicable periods:
(a)for the 2015 first quarter, 0.2 million stock options and stock appreciation rights; and
(b)for the 2014 first quarter, 0.2 million stock options and stock appreciation rights.

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
We recorded share-based compensation expense for award grants of $24 million for the 2015 first quarter and $25 million for the 2014 first quarter. Deferred compensation costs for unvested awards totaled $206 million at March 31, 2015 and $114 million at December 31, 2014.
RSUs and PSUs
We granted 1.3 million RSUs during the 2015 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million PSUs during the 2015 first quarter to certain named executive officers and their direct reports, subject to the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and net administrative expense over, or at the end of, a three-year vesting period. RSUs, including PSUs, granted in the 2015 first quarter had a weighted average grant-date fair value of $79.

SARs
We granted 0.3 million SARs to officers and key employees during the 2015 first quarter. These SARs generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2015 first quarter was $26 and the weighted average exercise price was $83.
We used the following assumptions as part of a binomial lattice-based valuation to determine the fair value of the SARs we granted during the 2015 first quarter:

Expected volatility	30%
Dividend yield	1.04%
Risk-free rate	1.9%
Expected term (in years)	6 - 9
In making these assumptions, we base expected volatility on the historical movement of the Company’s stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future payout. The weighted average expected terms for SARs are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs are expected to remain unexercised. We calculate the expected terms for SARs for separate groups of retirement eligible and non-retirement eligible employees. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs before expiration at a certain multiple of stock price to exercise price.
Other Information
As of the end of the 2015 first quarter, we had 25 million remaining shares authorized under the Stock Plan, including 6 million shares under the Stock Option Program and the SAR Program.

5.	INCOME TAXES
Our effective tax rate increased from 25.5% to 32.4% for the three months ended March 31, 2015 primarily due to a $21 million prior year resolution of an issue with the U.S. federal tax authorities related to a guest marketing program that was favorable to the 2014 first quarter results.
For the 2015 first quarter, our unrecognized tax benefits balance of $10 million remained unchanged from year-end 2014. The unrecognized tax benefits balance included $7 million of tax positions that, if recognized, would impact our effective tax rate.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2009. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, the audits of our open tax years 2010 through 2013 are complete, while the 2014 and 2015 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities. We believe it is reasonably possible that we will resolve two state apportionment issues during the next 12 months for which we have an unrecognized tax balance of $4 million. One issue is currently under audit, and the second issue is pending an expected court ruling in 2015.
We paid cash for income taxes, net of refunds, of $58 million in the 2015 first quarter and $25 million in the 2014 first quarter.

6.    COMMITMENTS AND CONTINGENCIES
Guarantees
We issue guarantees to certain lenders and hotel owners, chiefly to obtain long-term management contracts. The guarantees generally have a stated maximum funding amount and a term of four to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at maturity. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable as loans repayable to us out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels that we or our joint venture partners are building.
We show the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at March 31, 2015 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$49	$14
Operating profit	78	42
Other	13	1
Total guarantees where we are the primary obligor	$140	$57
Our liability at March 31, 2015, for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $6 million of “Accrued expenses and other” and $51 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $13 million of debt service guarantees, $20 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The table above does not include a “put option,” which is not currently in effect, that we entered into in the 2014 first quarter to provide credit support to lenders for a construction loan. We entered into that agreement in conjunction with signing a management agreement for The Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel’s ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space). Under the agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property for $315 million during the first two years after opening. Because we would acquire the building upon exercise of the put option, we have not included the amount in the table above. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not expect that the lenders will exercise this put option. We have no ownership interest in this hotel.
The preceding table also does not include the following guarantees:

•
$75 million of guarantees for Senior Living Services lease obligations of $56 million (expiring in 2019) and lifecare bonds of $19 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $3 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $16 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at March 31, 2015. In conjunction with our consent of the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $65 million at the end of the 2015 first quarter, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise’s management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O’Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise’s management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $5 million and total remaining rent payments through the initial term of approximately $22 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $3 million (€2 million) of which remained at March 31, 2015. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation (“MVW”) payment obligations, for which we currently have a total exposure of $11 million, relate to two guarantees. MVW has indemnified us for these obligations. We expect these obligations will expire as follows: $4 million in 2019, and $7 million (10 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $1 million at March 31, 2015.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2015 first quarter for this guarantee is $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at March 31, 2015.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, as of March 31, 2015, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
A commitment to invest up to $8 million of equity for a non-controlling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $2 million of this commitment in 2015. We do not expect to fund the remaining $6 million of this commitment, which expires in 2016.

•
A commitment to invest up to $22 million of equity for non-controlling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund this commitment as follows: $3 million in 2015 and $6 million in 2016. We do not expect to fund the remaining $13 million of this commitment prior to the end of the commitment period in 2016.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment in 2015.

•	A commitment to invest $16 million (R$52 million) for the development of a property. We expect to fund the majority of this commitment in 2015.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next six years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $20 million (€15 million) in deposits, $12 million (€11 million) of which is remaining. The amounts on deposit are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
Various commitments to purchase information technology hardware, software, and accounting, finance, and maintenance services in the normal course of business totaling $197 million. We expect to fund these commitments as follows: $67 million in 2015, $45 million in 2016, $44 million in 2017, and $41 million thereafter. The majority of these commitments will be recovered through cost reimbursement charges to properties in our system.

•	Several commitments aggregating $29 million with no expiration date and which we do not expect to fund.

•
A commitment to invest up to $10 million under certain circumstances for additional mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels. The commitment expires in 2016 subject to annual extensions through 2018. We do not expect to fund this commitment.

•	A $2 million remaining loan commitment that we extended to the owner of a property to cover the cost of renovation shortfalls which we expect to fund in the 2015 second quarter.
Letters of Credit
At March 31, 2015, we had $86 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote No. 7, “Long-Term Debt,” below), the majority of which were for our self-insurance programs. Surety bonds issued as of March 31, 2015, totaled $154 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the “plaintiffs”) filed a putative class action complaint against us and the Stock Plan (the “defendants”), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), that are in certain circumstances more rapid than those set forth in the awards. The action was brought in the United States District Court for the District of Maryland (Greenbelt Division), and Dennis Walter Bond Sr. and Michael P. Steigman were the remaining named plaintiffs. Class certification was denied, and on January 16, 2015, the court granted Marriott’s motion for summary judgment and dismissed the case. Plaintiffs have filed a notice of appeal with the U.S. Court of Appeals for the Fourth Circuit, and we have cross-appealed on statute of limitations grounds.
In March 2012, the Korea Fair Trade Commission (“KFTC”) obtained documents from two of our managed hotels in Seoul, Korea in connection with an investigation which we believe is focused on pricing of hotel services within the Seoul region. Since then, the KFTC has conducted additional fact-gathering at those two hotels and also has collected information from another Marriott managed hotel located in Seoul. We understand that the KFTC also has sought documents from numerous other hotels in Seoul and other parts of Korea that we do not operate, own, or franchise. We have not yet received a complaint or other legal process. We are cooperating with this investigation.

7.    LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2015 first quarter and year-end 2014:

	At Period End
($ in millions)	March 31, 2015	December 31, 2014
Senior Notes:
Series G, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.8%)	$315	$314
Series H, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)	289	289
Series I, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	597	596
Series L, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	348
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	397	397
Commercial paper, average interest rate of 0.5% at March 31, 2015	1,320	1,072
$2,000 Credit Facility	—	—
Other	120	123
	4,028	3,781
Less current portion classified in:
Current portion of long-term debt	(325)	(324)
	$3,703	$3,457
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $12 million in the 2015 first quarter and $11 million in the 2014 first quarter.
We are a party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at March 31, 2015.
We show future principal payments for our debt as of the end of the 2015 first quarter in the following table:

Debt Principal Payments ($ in millions)	Amount
2015	$323
2016	297
2017	302
2018	1,329
2019	607
Thereafter	1,170
Balance at March 31, 2015	$4,028

8.	NOTES RECEIVABLE
The following table shows the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2015 first quarter and year-end 2014:

	At Period End
($ in millions)	March 31, 2015	December 31, 2014
Senior, mezzanine, and other loans	$245	$242
Less current portion	(91)	(27)
	$154	$215
We do not have any past due notes receivable amounts at the end of the 2015 first quarter. The unamortized discounts for our notes receivable were $25 million at the end of the 2015 first quarter and $25 million at year-end 2014.
The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2015 first quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2015	$20
2016	73
2017	3
2018	4
2019	2
Thereafter	143
Balance at March 31, 2015	$245
Weighted average interest rate at March 31, 2015	6.0%
Range of stated interest rates at March 31, 2015	0 - 9.0%
At the end of the 2015 first quarter, our recorded investment in impaired senior, mezzanine, and other loans notes receivable was $66 million. We had a $50 million reserve representing an allowance for credit losses, leaving $16 million of our investment in impaired loans for which we had no related allowance for credit losses. At year-end 2014, our recorded investment in impaired senior, mezzanine, and other loans was $63 million, and we had a $50 million notes receivable reserve representing an allowance for credit losses, leaving $13 million of our investment in impaired loans for which we had no related allowance for credit losses. Our average investment in impaired notes receivable totaled $65 million for the 2015 first quarter and $101 million for the 2014 first quarter.

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	March 31, 2015		December 31, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$154	$151	$215	$214
Marketable securities and other debt securities	46	46	44	44
Total noncurrent financial assets	$200	$197	$259	$258

Senior Notes	$(2,273)	$(2,393)	$(2,272)	$(2,370)
Commercial paper	(1,320)	(1,320)	(1,072)	(1,072)
Other long-term debt	(105)	(119)	(108)	(122)
Other noncurrent liabilities	(57)	(57)	(57)	(57)
Total noncurrent financial liabilities	$(3,755)	$(3,889)	$(3,509)	$(3,621)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities was $46 million at the end of the 2015 first quarter.
We also have a $65 million mandatorily redeemable preferred equity ownership interest in an entity that owns three hotels that we manage. We account for this investment as a debt security (with a cost of $79 million at the end of the 2015 first quarter, including accrued interest income), and classified it as a current asset as of the end of the 2015 first quarter and year-end 2014. Based on qualitative and quantitative analyses, we concluded that the entity in which we invested is a variable interest entity because it is capitalized primarily with debt. We did not consolidate the entity because we do not have the power to direct the activities that most significantly impact the entity’s economic performance. Inclusive of our contingent future funding commitment, our maximum exposure to loss at the end of the 2015 first quarter was $89 million. This security matures in 2016. We do not intend to sell this security and we believe it is not more likely than not that we will be required to sell the investment before recovery of the amortized cost basis, which may be at maturity.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 7, “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2015 first quarter and year-end 2014, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. We measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2015 first quarter and year-end 2014, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” of our 2014 Form 10-K for more information on the input levels we use in determining fair value.

10.    COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' (DEFICIT) EQUITY
The following table details the accumulated other comprehensive (loss) income activity for the 2015 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance at year-end 2014	$(72)	$(9)	$11	$(70)
Other comprehensive (loss) income before reclassifications (1)	(26)	9	(1)	(18)
Reclassification of losses (gains) from accumulated other comprehensive loss	3	(5)	—	(2)
Net other comprehensive (loss) income	(23)	4	(1)	(20)
Balance at March 31, 2015	$(95)	$(5)	$10	$(90)

(1)
Other comprehensive (loss) income before reclassifications related to foreign currency translation adjustments includes a gain of $44 million on intra-entity foreign currency transactions that are of a long-term investment nature.

The following table details the effect on net income of significant amounts reclassified out of accumulated other comprehensive (loss) income for the 2015 first quarter:

($ in millions)	Reclassification of Gains (Losses) from Accumulated Other Comprehensive Loss
	Three Months Ended
Accumulated Other Comprehensive Loss Components	March 31, 2015	Income Statement Line Item Affected

Foreign Currency Translation Adjustments
Property disposition	$(3)	Gains and other income
	(3)	Income before income taxes
	—	Provision for income taxes
	$(3)	Net income

Derivative instrument adjustments
Cash flow hedges	$3	Base management and franchise fees
Net investment hedge - property disposition	3	Gains and other income
Interest rate contracts	(1)	Interest expense
	5	Income before income taxes
	—	Provision for income taxes
	$5	Net income
The following table details the changes in common shares outstanding and shareholders’ deficit for the 2015 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
279.9	Balance at year-end 2014	$(2,200)	$5	$2,802	$4,286	$(9,223)	$(70)
—	Net income	207	—	—	207	—	—
—	Other comprehensive income	(20)	—	—	—	—	(20)
—	Cash dividends ($0.20 per share)	(56)	—	—	(56)	—	—
1.9	Employee stock plan issuance	(37)	—	(62)	(36)	61	—
(5.5)	Purchase of treasury stock	(431)	—	—	—	(431)	—
276.3	Balance at March 31, 2015	$(2,537)	$5	$2,740	$4,401	$(9,593)	$(90)

11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments:

•
North American Full-Service, which includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, and Gaylord Hotels located in the United States and Canada;

•
North American Limited-Service, which includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites properties located in the United States and Canada;

•
International, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Marriott Executive Apartments, AC Hotels by Marriott, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels located outside the United States and Canada.

Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, the following four operating segments do not meet the criteria for separate disclosure as reportable business segments: Asia Pacific, Caribbean and Latin America, Europe, and Middle East and Africa. Accordingly, we combined these four operating segments into an “all other category” which we refer to as “International.”
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We allocate gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. The caption “Other unallocated corporate” in the subsequent discussion represents a portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. It also includes license fees we receive from our credit card programs and license fees from MVW. Our chief operating decision maker monitors assets for the consolidated company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues

	Three Months Ended
($ in millions)	March 31, 2015	March 31, 2014
North American Full-Service Segment	$2,175	$2,049
North American Limited-Service Segment	738	667
International Segment	542	520
Total segment revenues	3,455	3,236
Other unallocated corporate	58	57
Total consolidated revenues	$3,513	$3,293
Segment Profits

	Three Months Ended
($ in millions)	March 31, 2015	March 31, 2014
North American Full-Service Segment	$146	$131
North American Limited-Service Segment	151	115
International Segment	77	65
Total segment profits	374	311
Other unallocated corporate	(39)	(55)
Interest expense, net of interest income	(28)	(25)
Income taxes	(100)	(59)
Net Income	$207	$172
The following table details the carrying amount of our goodwill at the end of the 2015 first quarter and year-end 2014:
Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International Segment	Total Goodwill
Year-end 2014 balance:
Goodwill	$392	$125	$431	$948
Accumulated impairment losses	—	(54)	—	(54)
	$392	$71	$431	$894

March 31, 2015 balance:
Goodwill	$392	$125	$431	$948
Accumulated impairment losses	—	(54)	—	(54)
	$392	$71	$431	$894

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 80 countries and territories under numerous brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2015 first quarter, we had 4,228 properties (723,301 rooms) in our system, including 41 home and condominium products (4,203 units) for which we manage the related owners’ associations.
Under our business model, we typically manage or franchise hotels, rather than own them. As of March 31, 2015, we operated 41 percent of the hotel rooms in our worldwide system under management agreements; our franchisees operated 56 percent under franchise agreements; and we owned or leased only two percent. The remaining one percent represented unconsolidated joint ventures, in which we have an interest, that manage hotels and provide services to franchised properties. We group our operations into three business segments: North American Full-Service, North American Limited-Service, and International.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.
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
We define our comparable properties as those that were open and operating under one of our brands for at least one full calendar year as of the beginning of the current period and have not, in either the current or previous periods presented, (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentages of our properties on March 31, 2015: (1) 92% of North American properties; (2) 60% of International properties (74% excluding Protea Hotels); and (3) 87% of total properties (90% excluding Protea Hotels).
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
Business Trends
Our 2015 first quarter results reflected a favorable economic climate and demand for our brands in many markets around the world, reflecting generally low supply growth in the U.S. and Europe, improved pricing in most North American markets, and a year-over-year increase in the number of properties in our system. For the three months ended March 31, 2015, comparable worldwide systemwide RevPAR increased 6.8 percent to $107.51, average daily rates increased 4.4 percent on a constant dollar basis to $153.23, and occupancy increased 1.6 percentage points to 70.2 percent, compared to the same period a year ago.
Strong U.S. group business demand, predominately in the western region, contributed to increased rate growth in the 2015 first quarter. Transient demand was strong across the U.S., as we eliminated discounts, shifted business into higher rated price categories, and raised room rates. Growth was particularly high in Boston, Tampa, Dallas,

San Diego, and San Francisco, where RevPAR increased by double-digits. In New York City, new lodging supply and bad weather constrained rate growth.
In the 2015 first quarter, bookings for future group business in the U.S. improved. As of the end of the 2015 first quarter, the group revenue pace for stays in 2015 for company-operated full service hotels (Marriott, JW Marriott, Renaissance, The Ritz-Carlton, and Gaylord brands) in North America was up about four percent, compared to the 2014 first quarter booking pace for stays in 2014. The higher pace reflected improved group demand and greater pricing power.
The Europe region experienced increased demand in the 2015 first quarter, most predominately in the United Kingdom and across Western and Central Europe, primarily due to increased transient demand and special events. Eastern Europe showed mixed results with an increase in transient demand, although the region continued to be impacted by economic deterioration in Russia. In the Asia Pacific region, demand increased, led by growth from corporate and other transient business in Japan, Thailand, and India. The growth was partially offset by weaker results in Indonesia, Malaysia, and South Korea. Greater China moderated in the 2015 first quarter but was also constrained by supply growth in certain Southern China markets, continued government austerity in Beijing, and lower mainland China travel to Hong Kong resulting from continued political disruption. Demand for our hotels in our Middle East and Africa regions remained strong in the 2015 first quarter. In particular, demand increased in Egypt due to the improving political climate and in Qatar from strong government and group business. Demand in the United Arab Emirates was constrained mainly by new supply and, to a lesser extent, a reduction in travelers from Russia. In the Caribbean and Latin America, strong demand throughout the region in the 2015 first quarter was driven by greater demand in Mexico and increased leisure travel to our Caribbean and Mexican resorts, constrained somewhat by oversupply of hotels in Panama.
We monitor market conditions and carefully price our rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. We also modify the mix of our business to increase revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2015 first quarter, which allowed us to reduce discounting and special offers for transient business in many markets. This mix improvement benefited ADR. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements.
System Growth and Pipeline
During the 2015 first quarter, we added 60 lodging properties (10,148 rooms), while 7 properties (1,420 rooms) exited the system, increasing our total properties to 4,228 (723,301 rooms). Approximately 39 percent of new rooms are located outside North America, and 20 percent of the room additions are conversions from competitor brands.
At the end of the 2015 first quarter, we had nearly 240,000 rooms in our lodging development pipeline, which includes hotel rooms under construction and under signed contracts and also includes approximately 27,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our hotel rooms (gross) will increase by approximately 8 percent in 2015, including the addition of rooms associated with the Delta Hotels and Resorts transaction, and approximately 7 percent, net of deletions.
CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2015 first quarter compared to the 2014 first quarter.
Revenues
First Quarter. Revenues increased by $220 million (7 percent) to $3,513 million in the 2015 first quarter from $3,293 million in the 2014 first quarter as a result of higher cost reimbursements revenue ($128 million), higher franchise fees ($41 million), higher owned, leased, and other revenue ($23 million), higher incentive management fees ($18 million), and higher base management fees ($10 million).

Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our Marriott Rewards, reservations, and marketing programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $128 million increase in total cost reimbursements revenue, to $2,798 million in the 2015 first quarter from $2,670 million in the 2014 first quarter, reflected the impact of higher occupancies at our properties and growth across the system. Since the end of the 2014 first quarter, our managed rooms increased by 9,025 rooms and our franchised rooms increased by 32,794 rooms, net of hotels exiting the system.
The $10 million increase in total base management fees, to $165 million in the 2015 first quarter from $155 million in the 2014 first quarter, reflected stronger RevPAR ($7 million) and the impact of unit growth across the system ($5 million), partially offset by lower fees due to properties that converted from managed to franchised ($2 million).
The $41 million increase in total franchise fees, to $204 million in the 2015 first quarter from $163 million in the 2014 first quarter, reflected increased relicensing fees ($19 million), the impact of unit growth across the system ($11 million), and stronger RevPAR ($10 million).
The $18 million increase in total incentive management fees, to $89 million in the 2015 first quarter from $71 million in the 2014 first quarter reflected higher net house profit across our segments, predominately at North American Full-Service properties, as well as stronger results at North American Limited-Service properties and favorable timing of fee recognition and incentive fees from the Protea Hotels portfolio acquired in the 2014 second quarter.
The $23 million increase in owned, leased, and other revenue, to $257 million in the 2015 first quarter from $234 million in the 2014 first quarter, reflected $13 million of higher owned and leased revenue and $9 million in other revenue predominately from hotel service programs that we acquired as part of our 2014 second quarter acquisition of Protea Hotels. Higher owned and leased revenue primarily reflected $15 million from Protea Hotel leases associated with the acquisition and $13 million from The Miami Beach EDITION hotel, which opened in the 2014 fourth quarter (which we sold in the 2015 first quarter as discussed in Footnote No. 2 “Acquisitions and Dispositions”), partially offset by $7 million in weaker performance across our remaining owned and leased properties primarily from the International segment and $6 million attributable to three International properties that converted to managed or franchised properties during 2014.
Operating Income
First Quarter. Operating income increased by $78 million to $332 million in the 2015 first quarter from $254 million in the 2014 first quarter. The $78 million increase in operating income reflected a $41 million increase in franchise fees, a $18 million increase in incentive management fees, $14 million of higher owned, leased, and other revenue, net of direct expenses, a $10 million increase in base management fees, and a $3 million decrease in general, administrative, and other expenses, partially offset by an $8 million increase in depreciation, amortization, and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2014 first quarter in the preceding “Revenues” section.
The $14 million (29 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $8 million of higher owned and leased revenue, net of direct expenses, $2 million from hotel service programs at Protea Hotels acquired in the 2014 second quarter, and $2 million in other revenue at an owned property. Higher owned and leased revenue, net of direct expenses of $8 million reflects $3 million from Protea Hotels leases and $3 million of lower lease payments for properties that moved to managed, franchised, or left the system.
Depreciation, amortization, and other expenses increased by $8 million (22 percent) to $44 million in the 2015 first quarter from $36 million in the 2014 first quarter. The increase reflected impairment charges for The Miami Beach EDITION residences ($6 million) and The New York (Madison Square Park) EDITION ($6 million) both discussed in Footnote No. 2 “Acquisitions and Dispositions,” $3 million in higher accelerated amortization related to contract terminations, and $2 million in higher contract amortization primarily from Protea Hotels, partially offset by the 2014 $10 million net impairment charge on three EDITION hotels.
General, administrative, and other expenses decreased by $3 million (2 percent) to $145 million in the 2015 first quarter from $148 million in the 2014 first quarter, primarily driven by $14 million net favorable impact to our legal expenses associated with litigation resolutions, partially offset by $7 million in higher reserves for guarantee funding and a $2 million increase from the addition of Protea Hotels acquired in the 2014 second quarter.
Interest Expense
First Quarter. Interest expense increased by $6 million (20 percent) to $36 million in the 2015 first quarter compared to $30 million in the 2014 first quarter. The increase was principally from the issuance of Series N Notes in the 2014 fourth quarter and higher commercial paper program borrowings ($4 million), in addition to net lower capitalized interest expense as a result of the completion of The Miami Beach EDITION in the 2014 fourth quarter, partially offset by capitalized interest expense related to the development of The New York (Madison Square Park) EDITION.
Interest Income
First Quarter. Interest income increased by $3 million (60 percent) to $8 million in the 2015 first quarter compared to $5 million in the 2014 first quarter. The increase was primarily due to $3 million earned on the $85 million mezzanine loan (net of a $15 million discount) provided to an owner in conjunction with entering into a franchise agreement for an International property in the 2014 second quarter.
Provision for Income Tax
First Quarter. Provision for income tax increased by $41 million (69 percent) to $100 million in the 2015 first quarter compared to $59 million in the 2014 first quarter. The increase was primarily due to higher pre-tax earnings and a $21 million favorable 2014 resolution of a U.S. federal tax issue related to a guest marketing program.
Net Income
First Quarter. Net income increased by $35 million to $207 million in the 2015 first quarter from $172 million in the 2014 first quarter, and diluted earnings per share increased by $0.16 per share (28 percent) to $0.73 per share in the 2015 first quarter from $0.57 per share in the 2014 first quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Income Statements, the $35 million increase in net income compared to the year-ago quarter was due to higher franchise fees ($41 million), higher incentive management fees ($18 million), higher owned, leased, and other revenue, net of direct expenses ($14 million), higher base management fees ($10 million), higher interest income ($3 million), and lower general, administrative, and other expenses ($3 million). These changes were partially offset by higher income taxes ($41 million), higher depreciation, amortization, and other expenses ($8 million), and higher interest expense ($6 million).

Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), a financial measure not required by, or presented in accordance with, U.S. GAAP, reflects net income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. Our non-GAAP measure of Adjusted EBITDA further adjusts EBITDA to exclude 1) pre-tax impairment charges of $12 million in the 2015 first quarter and $10 million in the 2014 first quarter, which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements following an evaluation of our EDITION hotels and residences for recovery, and 2) share-based compensation expense for all periods presented.
We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before these items and facilitates our comparison of results before these items with results from other lodging companies.
We use Adjusted EBITDA to evaluate companies because it excludes certain items that can vary widely across different industries or among companies within the same industry, and analysts, lenders, investors, and others use EBITDA or Adjusted EBITDA for similar purposes. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings, and accordingly interest expense’s impact on earnings varies significantly among companies. Similarly, tax positions will vary among companies as a result of their differing abilities to take advantage of tax benefits and the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Our Adjusted EBITDA also excludes depreciation and amortization expense which we report under “Depreciation, amortization, and other,” as well as depreciation included under “Reimbursed costs” in our Income Statements, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also exclude share-based compensation expense to address the considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted.
Adjusted EBITDA has limitations and should not be considered in isolation or a substitute for performance measures calculated under GAAP. This non-GAAP measure excludes certain cash expenses that we are obligated to make. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do or may not calculate it at all, which limits the usefulness of Adjusted EBITDA as a comparative measure.
We present our 2015 and 2014 first quarter Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

	Three Months Ended
($ in millions)	March 31, 2015	March 31, 2014
Net Income	$207	$172
Interest expense	36	30
Tax provision	100	59
Depreciation and amortization	32	26
Depreciation classified in reimbursed costs	14	12
Interest expense from unconsolidated joint ventures	1	1
Depreciation and amortization from unconsolidated joint ventures	3	4
EBITDA	$393	$304
EDITION impairment charges	12	10
Share-based compensation (including share-based compensation reimbursed by third-party owners)	24	25
Adjusted EBITDA	$429	$339

BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments: North American Full-Service, North American Limited-Service, and International. See Footnote No. 11, “Business Segments,” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
We added 341 properties (50,150 rooms) and 45 properties (5,684 rooms) exited our system since the end of the 2014 first quarter. These figures include the addition of two residential properties (30 units). No residential properties exited the system.
See the “CONSOLIDATED RESULTS” caption earlier in this report for further information.
First Quarter. Total segment profits (as defined in Footnote No. 11, “Business Segments”) increased by $63 million to $374 million in the 2015 first quarter from $311 million in the 2014 first quarter, and total segment revenues increased by $219 million to $3,455 million in the 2015 first quarter, a 7 percent increase from revenues of $3,236 million in the 2014 first quarter.
The quarter-over-quarter increase in segment revenues of $219 million was a result of $129 million of higher cost reimbursements revenue, $41 million of higher franchise fees, $21 million of higher owned, leased, and other revenue, $18 million of higher incentive management fees, and $10 million of higher base management fees. The quarter-over-quarter increase in segment profits of $63 million across our business reflected $41 million of higher franchise fees, $18 million of higher incentive management fees, $10 million of higher base management fees, and a $12 million increase in owned, leased, and other revenue, net of direct expenses, partially offset by a $13 million increase in general, administrative, and other expenses and a $5 million increase in depreciation, amortization, and other expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2015 first quarter, 48 percent of our managed properties paid incentive management fees to us versus 35 percent in the 2014 first quarter. Managed properties that paid incentive management fees in the 2015 first quarter represented 35 percent in North America and 67 percent outside of North America, compared to 21 percent in North America and 62 percent outside of North America in the 2014 first quarter. In addition, in the 2015 first quarter, 50 percent of our incentive management fees came from properties outside of North America versus 55 percent in the 2014 first quarter.
Compared to the 2014 first quarter, worldwide comparable company-operated house profit margins in the 2015 first quarter increased by 120 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 9.7 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and solid cost controls. These same factors, along with lower utility costs, contributed to North American company-operated house profit margins increasing by 120 basis points compared to the 2014 first quarter. HP-PAR at those same properties increased by 9.4 percent. International company-operated house profit margins increased by 110 basis points, and HP-PAR at those properties increased by 10.3 percent reflecting increased demand and higher RevPAR in most locations, improved productivity, and solid cost controls.
See “Segment and Brand Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.

Property and Room Summaries
We operated, franchised, and licensed the following properties by segment and brand at March 31, 2015:

	Company-Operated		Franchised / Licensed		Other (3)
	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service
Marriott Hotels	134	69,934	195	59,948	—	—
JW Marriott	14	9,348	10	4,469	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
Renaissance Hotels	33	14,881	48	13,441	—	—
Autograph Collection Hotels	1	181	45	10,419	—	—
Gaylord Hotels	5	8,098	—	—	—	—
The Ritz-Carlton	40	11,691	—	—	—	—
The Ritz-Carlton Residences (1)	31	3,757	1	55	—	—
EDITION	1	295	—	—	—	—
EDITION Residences (1)	1	25	—	—	—	—
Total North American Full-Service	270	121,125	299	88,332	—	—

North American Limited-Service
Courtyard	275	43,310	615	82,538	—	—
Residence Inn	110	16,338	565	66,078	—	—
Fairfield Inn & Suites	4	1,200	722	65,468	—	—
SpringHill Suites	29	4,550	293	33,441	—	—
TownePlace Suites	15	1,741	238	23,712	—	—
AC Hotels by Marriott	—	—	—	—	2	343
Timeshare (2)	—	—	45	10,609	—	—
Total North American Limited-Service	433	67,139	2,478	281,846	2	343

Total North American Locations	703	188,264	2,777	370,178	2	343

International
Marriott Hotels	137	39,342	36	10,128	—	—
JW Marriott	46	17,571	3	795	—	—
Marriott Executive Apartments	26	4,038	—	—	—	—
Renaissance Hotels	52	16,998	26	7,368	—	—
Autograph Collection Hotels	3	584	27	7,528	5	348
Protea Hotels	55	6,389	58	3,961	—	—
The Ritz-Carlton	47	13,813	—	—	—	—
The Ritz-Carlton Residences (1)	8	416	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
Bulgari Hotels & Resorts	2	117	1	85	—	—
Bulgari Residences (1)	1	5	—	—	—	—
EDITION	1	173	1	78	—	—
Courtyard	66	14,171	39	6,828	—	—
Residence Inn	5	517	2	200	—	—
Fairfield Inn & Suites	3	416	1	206	—	—
AC Hotels by Marriott	—	—	—	—	77	9,433
Moxy Hotels	—	—	1	162	—	—
Timeshare (2)	—	—	13	2,267	—	—
Total International	456	115,129	208	39,606	82	9,781

Total	1,159	303,393	2,985	409,784	84	10,124

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended March 27, 2015 and includes products that are in active sales as well as those that are sold out.

(3)	We present results for these properties in the “Equity in earnings” caption of our Income Statements.

The following table presents our U.S. and non-U.S. properties by segment and brand at March 31, 2015:

	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service (1)
Marriott Hotels	314	15	329	124,527	5,355	129,882
JW Marriott	23	1	24	13,596	221	13,817
Marriott Conference Centers	10	—	10	2,915	—	2,915
Renaissance Hotels	79	2	81	27,761	561	28,322
Autograph Collection Hotels	45	1	46	10,367	233	10,600
Gaylord Hotels	5	—	5	8,098	—	8,098
The Ritz-Carlton	39	1	40	11,424	267	11,691
The Ritz-Carlton Residences (2)	30	2	32	3,598	214	3,812
EDITION	1	—	1	295	—	295
EDITION Residences (2)	1	—	1	25	—	25
	547	22	569	202,606	6,851	209,457
North American Limited-Service (1)
Courtyard	866	24	890	121,565	4,283	125,848
Residence Inn	655	20	675	79,488	2,928	82,416
Fairfield Inn & Suites	712	14	726	65,061	1,607	66,668
SpringHill Suites	320	2	322	37,692	299	37,991
TownePlace Suites	246	7	253	24,597	856	25,453
AC Hotels by Marriott (3)	2	—	2	343	—	343
	2,801	67	2,868	328,746	9,973	338,719
International (1)
Marriott Hotels	—	173	173	—	49,470	49,470
JW Marriott	—	49	49	—	18,366	18,366
Marriott Executive Apartments	—	26	26	—	4,038	4,038
Renaissance Hotels	—	78	78	—	24,366	24,366
Autograph Collection Hotels (3)	—	35	35	—	8,460	8,460
Protea Hotels	—	113	113	—	10,350	10,350
The Ritz-Carlton	—	47	47	—	13,813	13,813
The Ritz-Carlton Residences (2)	—	8	8	—	416	416
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
Bulgari Hotels & Resorts	—	3	3	—	202	202
Bulgari Residences (2)	—	1	1	—	5	5
EDITION	—	2	2	—	251	251
Courtyard	—	105	105	—	20,999	20,999
Residence Inn	—	7	7	—	717	717
Fairfield Inn & Suites	—	4	4	—	622	622
AC Hotels by Marriott (3)	—	77	77	—	9,433	9,433
Moxy Hotels	—	1	1	—	162	162
	—	733	733	—	162,249	162,249

Timeshare (4)	45	13	58	10,609	2,267	12,876

Total	3,393	835	4,228	541,961	181,340	723,301

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings” caption of our Income Statements.

(4)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended March 27, 2015 and includes products that are in active sales as well as those that are sold out.

Segment and Brand Statistics
The following tables show occupancy, average daily rate, and RevPAR for comparable properties, for each of the brands in our North American Full-Service and North American Limited-Service segments, and for our International segment by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Three Months Ended March 31, 2015	Change vs. Three Months Ended March 31, 2014		Three Months Ended March 31, 2015	Change vs. Three Months Ended March 31, 2014
Marriott Hotels
Occupancy	72.8%	0.1%	pts.	70.1%	0.4%	pts.
Average Daily Rate	$192.88	4.1%		$176.60	5.0%
RevPAR	$140.46	4.2%		$123.78	5.5%
Renaissance Hotels
Occupancy	74.1%	1.0%	pts.	72.2%	1.5%	pts.
Average Daily Rate	$182.46	5.0%		$165.51	4.9%
RevPAR	$135.23	6.4%		$119.51	7.0%
Autograph Collection Hotels
Occupancy	*	*		75.2%	0.6%	pts.
Average Daily Rate	*	*		$233.47	3.9%
RevPAR	*	*		$175.61	4.7%
The Ritz-Carlton
Occupancy	71.4%	(0.7)%	pts.	71.4%	(0.7)%	pts.
Average Daily Rate	$381.04	3.9%		$381.04	3.9%
RevPAR	$272.05	2.9%		$272.05	2.9%
Composite North American Full-Service
Occupancy	72.7%	0.2%	pts.	70.7%	0.5%	pts.
Average Daily Rate	$210.18	4.0%		$189.80	4.6%
RevPAR	$152.77	4.2%		$134.27	5.3%
Courtyard
Occupancy	68.8%	2.3%	pts.	69.0%	2.4%	pts.
Average Daily Rate	$137.07	6.3%		$133.58	5.7%
RevPAR	$94.26	9.9%		$92.18	9.4%
Residence Inn
Occupancy	75.1%	(0.1)%	pts.	75.6%	0.7%	pts.
Average Daily Rate	$141.14	7.1%		$134.72	5.9%
RevPAR	$106.00	7.0%		$101.78	6.9%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	65.5%	2.0%	pts.
Average Daily Rate	nm	nm		$103.86	4.8%
RevPAR	nm	nm		$67.98	8.2%
TownePlace Suites
Occupancy	66.3%	(0.3)%	pts.	70.9%	1.2%	pts.
Average Daily Rate	$100.56	10.0%		$100.97	6.5%
RevPAR	$66.66	9.5%		$71.63	8.4%
SpringHill Suites
Occupancy	70.7%	0.4%	pts.	71.3%	1.4%	pts.
Average Daily Rate	$126.04	6.0%		$116.45	5.5%
RevPAR	$89.15	6.6%		$83.09	7.6%
Composite North American Limited-Service
Occupancy	70.6%	1.6%	pts.	70.3%	1.7%	pts.
Average Daily Rate	$136.18	6.5%		$124.18	5.6%
RevPAR	$96.15	8.9%		$87.26	8.3%
Composite North American - All
Occupancy	71.8%	0.7%	pts.	70.4%	1.3%	pts.
Average Daily Rate	$180.43	4.5%		$147.82	4.9%
RevPAR	$129.61	5.6%		$104.12	6.9%

* There are no company-operated comparable properties.
 nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended March 31, 2015	Change vs. Three Months Ended March 31, 2014		Three Months Ended March 31, 2015	Change vs. Three Months Ended March 31, 2014
Caribbean and Latin America
Occupancy	77.4%	1.1%	pts.	72.8%	0.6%	pts.
Average Daily Rate	$300.53	5.6%		$254.59	4.8%
RevPAR	$232.56	7.1%		$185.22	5.7%
Europe
Occupancy	67.7%	3.5%	pts.	65.0%	2.8%	pts.
Average Daily Rate	$163.44	2.9%		$158.72	2.3%
RevPAR	$110.63	8.5%		$103.21	7.0%
Middle East and Africa
Occupancy	64.9%	7.1%	pts.	65.3%	6.5%	pts.
Average Daily Rate	$197.74	(2.5)%		$193.91	(1.5)%
RevPAR	$128.36	9.5%		$126.55	9.3%
Asia Pacific
Occupancy	71.8%	4.0%	pts.	72.2%	3.9%	pts.
Average Daily Rate	$165.32	(0.3)%		$163.87	0.4%
RevPAR	$118.65	5.7%		$118.25	6.2%
Total International (1)
Occupancy	70.3%	3.8%	pts.	68.8%	3.2%	pts.
Average Daily Rate	$188.38	1.4%		$180.90	1.7%
RevPAR	$132.39	7.3%		$124.40	6.7%
Total Worldwide (2)
Occupancy	71.3%	1.7%	pts.	70.2%	1.6%	pts.
Average Daily Rate	$182.99	3.5%		$153.23	4.4%
RevPAR	$130.52	6.1%		$107.51	6.8%

(1)
Includes properties located outside of the United States and Canada for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Courtyard, Residence Inn, and Fairfield Inn & Suites brands.

(2)
Includes properties worldwide for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Gaylord Hotels, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites brands.

North American Full-Service includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, and Gaylord Hotels located in the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2015	March 31, 2014	Change 2015 vs. 2014
Segment revenues	$2,175	$2,049	6%
Segment profits	$146	$131	11%
Since the 2014 first quarter, across our North American Full-Service segment we added 23 properties (5,862 rooms) and 2 properties (829 rooms) left the system.
First Quarter. For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, RevPAR for comparable systemwide North American Full-Service properties increased by 5.3 percent to $134.27, occupancy for these properties increased by 0.5 percentage points to 70.7 percent, and average daily rates increased by 4.6 percent to $189.80.
The $15 million increase in segment profits, compared to the 2014 first quarter, was driven by $10 million of higher incentive management fees, $7 million of higher franchise fees, $2 million of higher base management fees, and $3 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $7 million of higher general, administrative, and other expenses.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Owned, leased, and other revenue, net of direct expenses increased due to improved operating results at new and existing properties.
The increase in general, administrative, and other expenses was primarily due to $6 million in higher reserves for guarantee funding.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $1,929 million in the 2015 first quarter, compared to $1,838 million in the 2014 first quarter.
North American Limited-Service includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites located in the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2015	March 31, 2014	Change 2015 vs. 2014
Segment revenues	$738	$667	11%
Segment profits	$151	$115	31%
Since the 2014 first quarter, across our North American Limited-Service segment we added 144 properties (16,540 rooms) and 25 properties (2,241 rooms) left the system. The majority of the properties that left the system were Fairfield Inn & Suites properties.
First Quarter. For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, RevPAR for comparable systemwide North American Limited-Service properties increased by 8.3 percent to $87.26, occupancy for these properties increased by 1.7 percentage points to 70.3 percent, and average daily rates increased by 5.6 percent to $124.18.
The $36 million increase in segment profits, compared to the 2014 first quarter, reflected $33 million of higher franchise fees, $3 million in higher base management fees, and $3 million in higher incentive management fees.

Higher franchise and base management fees were due to stronger RevPAR driven by rate and unit growth, and include $18 million of higher franchise relicensing fees. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $543 million in the 2015 first quarter, compared to $511 million in the 2014 first quarter.
International includes properties, regardless of brand, that are located outside the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2015	March 31, 2014	Change 2015 vs. 2014
Segment revenues	$542	$520	4%
Segment profits	$77	$65	18%
Since the 2014 first quarter, across our International segment we added 174 properties (27,748 rooms), including 113 properties (10,016 rooms) related to the Protea Hotels acquisition, and 14 properties (2,356 rooms) left the system.
First Quarter. For the three months ended March 31, 2015, compared to the three months ended March 31, 2014, RevPAR for comparable systemwide international properties increased by 6.7 percent to $124.40, occupancy for these properties increased by 3.2 percentage points to 68.8 percent, and average daily rates increased by 1.7 percent to $180.90. See “Business and Overview” for a discussion of International segment regional drivers of results.
The $12 million increase in segment profits, compared to the 2014 first quarter, consisted primarily of $10 million of higher owned, leased, and other revenue, net of direct expenses, $6 million in higher base management and franchise fees, and $5 million of higher incentive management fees, partially offset by $5 million in higher general, administrative, and other expenses, and $3 million of higher depreciation, amortization, and other expenses.
The increase in base management and franchise fees was due to stronger RevPAR driven by both occupancy and rate and unit growth, partially offset by the impact of $2 million in unfavorable foreign exchange rates. Increased incentive management fees were primarily driven by higher net house profit at managed hotels and unit growth, partially offset by the impact of $2 million in unfavorable foreign exchange rates.
The increase in owned, leased, and other revenue, net of direct expenses largely reflected a favorable variance of $5 million from Protea Hotels programs and leased hotels acquired in the 2014 second quarter, $3 million of lower lease payments for properties that moved to managed, franchised, or left the system, and $2 million of favorable operating results at two properties.
Higher depreciation, amortization, and other expenses resulted from increased contract amortization primarily from Protea Hotels acquired in the 2014 second quarter.
The increase in general, administrative, and other expenses was primarily due to higher costs for branding and service initiatives to enhance and grow our brands globally, including $2 million for Protea Hotels.
Cost reimbursements revenue and expenses for our International segment properties totaled $310 million in the 2015 first quarter, compared to $304 million in the 2014 first quarter.

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
During the 2015 first quarter, we granted 1.3 million RSUs, 0.1 million PSUs, and 0.3 million SARs. See Footnote No. 4, “Share-Based Compensation,” for more information.
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
At March 31, 2015, our available borrowing capacity amounted to $800 million and reflected borrowing capacity of $680 million under our Credit Facility and our cash balance of $120 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,320 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Cash and cash equivalents totaled $120 million at March 31, 2015, an increase of $16 million from year-end 2014, reflecting cash inflows associated with the following: operating cash inflows ($262 million), increased commercial paper borrowings ($246 million), dispositions ($247 million) primarily related to The Miami Beach EDITION sale (see Footnote No. 2, “Acquisitions and Dispositions” for more information on our dispositions), common stock issuances ($17 million), and net other investing cash inflows ($7 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($429 million), escrow deposit for acquisition of a business ($136 million), capital expenditures ($75 million), contract acquisition costs ($61 million), dividend payments ($56 million), loan advances, net of collections ($3 million), long-term debt repayments ($2 million), and equity and cost method investments ($1 million).
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2015 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $75 million in the 2015 first quarter and $61 million in the 2014 first quarter that included expenditures related to the development and construction of new hotels, as well as improvements to existing properties and systems initiatives. Capital expenditures for the 2015 first quarter increased by $14 million compared to the year-ago period, primarily due to increased spending for our EDITION hotels (see Footnote No. 2, “Acquisitions and Dispositions” for more information) and improvements to existing International properties. We expect investment spending for the 2015 full year will total approximately $600 million to $800 million, including approximately $140 million for maintenance capital spending and $135 million for Delta Hotels and Resorts. See Footnote No. 2, “Acquisitions and Dispositions” for additional information on the acquisition of Delta Hotels and Resorts. Investment spending also includes other capital expenditures, loan advances, contract acquisition costs, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2015 first quarter.
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
From time to time we make loans to owners of hotels that we operate or franchise. Loan advances, net of loan collections amounted to $3 million in the 2015 first quarter compared to net collections of $6 million in the 2014 first quarter. In the 2015 first quarter, our notes receivable balance for senior, mezzanine, and other loans increased by $3 million, primarily reflecting two new loan advances, partially offset by collections on two MVW notes receivable issued to us in 2011 in conjunction with the Timeshare spin-off.
Spin-off Cash Tax Benefits
Tax matters that could affect our cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in 2013, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $447 million of those benefits through 2014, and expect to realize approximately $33 million of cash tax benefits in the remainder of 2015.
Contractual Obligations
As of the end of the 2015 first quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.
At the end of the 2015 first quarter, debt increased by $247 million to $4,028 million, compared to $3,781 million at year-end 2014, and reflected a $248 million increase in commercial paper borrowings. At the end of the 2015 first quarter, future debt payments plus interest totaled $4,478 million and are due as follows: $424 million in 2015; $385 million in 2016; $370 million in 2017; $1,388 million in 2018; $657 million in 2019; and $1,254 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2015 first quarter, our long-term debt had an average interest rate of 2.9 percent and an average maturity of approximately 4.3 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2015 first quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Form 10-K, other than those described below resulting from changes in the amount of guarantees where we are the primary obligor.
At the end of the 2015 first quarter, guarantees where we are the primary obligor decreased by $9 million to $140 million, compared to $149 million at year-end 2014, and reflected no changes in debt service guarantees, an $8 million decrease in operating profit guarantees and a $1 million decrease in other guarantees. At the end of the 2015 first quarter, future guarantee commitment expirations are as follows: $1 million in 2015; $5 million in 2016; $20 million in 2017; $14 million in 2018; $73 million in 2019; and $27 million thereafter.
See the “Guarantees” caption in Footnote No. 6, “Commitments and Contingencies” for additional information on our guarantees.
Share Repurchases
We purchased 5.5 million shares of our common stock during the 2015 first quarter, at an average price of $78.35 per share. As of March 31, 2015, 34.6 million shares remained available for repurchase under authorizations from our Board of Directors. See Part II, Item 2 of this report for more information on our share repurchases.
Dividends
On February 12, 2015, our Board of Directors declared a quarterly cash dividend of $0.20 per share, which we paid on March 27, 2015 to shareholders of record on February 27, 2015.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2014 Form 10-K. Since the date of our 2014 Form 10-K, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2014.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2015 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See the information under “Legal Proceedings” in Footnote No. 6, “Commitments and Contingencies” to our Financial Statements in Part I, Item 1 of this Form 10-Q.
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
The growing significance of our operations outside of the United States makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. We currently operate or franchise hotels and resorts in 80 countries, and our operations outside the United States represented approximately 17 percent of our revenues in the 2015 first quarter. We expect that our international revenues will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy Hotels, and Delta Hotels and Resorts, or any other new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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

Our development activities expose us to project cost, completion, and resale risks. We develop new hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in 2015 and 2014 in connection with our development and construction of three EDITION hotels and residences, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays, cost overruns, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has helped prevent customer preference shift to the intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. In addition, recent regulatory investigations outside of the U.S. challenge the legality under antitrust law of contract provisions that support programs such as Marriott’s Look No Further® Best Rate Guarantee, and we cannot assure you that the courts will ultimately uphold such provisions. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels.
Failure to maintain the integrity of and protect internal or customer data could result in faulty business decisions, operational inefficiencies, damage to our reputation and/or subject us to costs, fines, or lawsuits. Our businesses require collection and retention of large volumes of internal and customer data, including credit card numbers and other personally identifiable information of our customers in various information systems that we maintain and in those maintained by third parties with whom we contract to provide services, including in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. We and third parties who provide services to us also maintain personally identifiable information about our employees. The integrity and protection of that customer, employee, and company data is critical to us. If that data is inaccurate or incomplete, we could make faulty decisions. Our customers and employees also have a high expectation that we and our service providers will adequately protect their personal information. The information, security, and privacy requirements imposed by governmental regulation and the requirements of the payment card industry are also increasingly demanding, in both the United States and other jurisdictions where we operate. Our systems or our franchisees’ systems may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our and our service providers’ information systems and records.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2015 - January 31, 2015	3.0	$76.61	3.0	12.1
February 1, 2015 - February 28, 2015	0.8	$76.91	0.8	36.3
March 1, 2015 - March 31, 2015	1.7	$81.95	1.7	34.6

(1)
On February 12, 2015, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of March 31, 2015, 34.6 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

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
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014; (iii) the Condensed Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; and (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
30th day of April, 2015

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)