Form 10-Q
period 2015-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2015-07-30
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 265,887,565 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 17, 2015.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
REVENUES
Base management fees	$191	$176	$356	$331
Franchise fees	221	194	425	357
Incentive management fees	81	82	170	153
Owned, leased, and other revenue	243	269	500	503
Cost reimbursements	2,953	2,763	5,751	5,433
	3,689	3,484	7,202	6,777
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	183	199	377	384
Reimbursed costs	2,953	2,763	5,751	5,433
Depreciation, amortization, and other	32	47	76	83
General, administrative, and other	152	159	297	307
	3,320	3,168	6,501	6,207
OPERATING INCOME	369	316	701	570
Gains and other income, net	20	3	20	3
Interest expense	(42)	(30)	(78)	(60)
Interest income	6	4	14	9
Equity in earnings (losses)	2	(8)	5	(6)
INCOME BEFORE INCOME TAXES	355	285	662	516
Provision for income taxes	(115)	(93)	(215)	(152)
NET INCOME	$240	$192	$447	$364
EARNINGS PER SHARE
Earnings per share - basic	$0.88	$0.66	$1.63	$1.24
Earnings per share - diluted	$0.87	$0.64	$1.59	$1.21
CASH DIVIDENDS DECLARED PER SHARE	$0.25	$0.20	$0.45	$0.37
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$240	$192	$447	$364
Other comprehensive (loss) income:
Foreign currency translation adjustments	7	—	(19)	—
Derivative instrument adjustments, net of tax	(2)	—	7	1
Unrealized (loss) gain on available-for-sale securities, net of tax	(1)	1	(2)	2
Reclassification of losses (gains), net of tax	(2)	1	(4)	2
Total other comprehensive (loss) income, net of tax	2	2	(18)	5
Comprehensive income	$242	$194	$429	$369

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and equivalents	$140	$104
Accounts and notes receivable, net	1,188	1,100
Current deferred taxes, net	309	311
Prepaid expenses	68	64
Other	56	109
Assets held for sale	145	233
	1,906	1,921
Property and equipment, net	987	1,460
Intangible assets
Contract acquisition costs and other	1,452	1,351
Goodwill	962	894
	2,414	2,245
Equity and cost method investments	216	224
Notes receivable, net	154	215
Deferred taxes, net	397	530
Other noncurrent assets	247	270
	$6,321	$6,865
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$614	$324
Accounts payable	640	605
Accrued payroll and benefits	806	799
Liability for guest loyalty programs	833	677
Accrued expenses and other	624	655
	3,517	3,060
Long-term debt	3,303	3,457
Liability for guest loyalty programs	1,607	1,657
Other noncurrent liabilities	927	891
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,781	2,802
Retained earnings	4,573	4,286
Treasury stock, at cost	(10,304)	(9,223)
Accumulated other comprehensive loss	(88)	(70)
	(3,033)	(2,200)
	$6,321	$6,865

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net income	$447	$364
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	76	83
Share-based compensation	55	54
Income taxes	99	57
Liability for guest loyalty programs	101	68
Working capital changes	(68)	(17)
Other	42	60
Net cash provided by operating activities	752	669
INVESTING ACTIVITIES
Capital expenditures	(159)	(156)
Dispositions	581	292
Loan advances	(12)	(103)
Loan collections	14	17
Equity and cost method investments	1	(5)
Contract acquisition costs	(72)	(28)
Acquisition of a business, net of cash acquired	(136)	(184)
Redemption of preferred equity investment	121	—
Other	14	(16)
Net cash provided by (used in) investing activities	352	(183)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	136	250
Repayment of long-term debt	(4)	(3)
Issuance of Class A Common Stock	31	99
Dividends paid	(124)	(109)
Purchase of treasury stock	(1,107)	(657)
Net cash used in financing activities	(1,068)	(420)
INCREASE IN CASH AND EQUIVALENTS	36	66
CASH AND EQUIVALENTS, beginning of period	104	126
CASH AND EQUIVALENTS, end of period	$140	$192
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2015 and December 31, 2014, the results of our operations for the three and six months ended June 30, 2015 and June 30, 2014, and cash flows for the six months ended June 30, 2015, and June 30, 2014. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU No. 2014-09”)
ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Financial Accounting Standards Board has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures.

2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the 2015 second quarter, we acquired the Delta Hotels and Resorts brand, management and franchise business, together with related intellectual property, from Delta Hotels Limited Partnership, a subsidiary of British Columbia Investment Management Corporation (“bcIMC”) for approximately $134 million (C$170 million), plus $2 million (C$2 million) of working capital, for a total purchase price of $136 million (C$172 million) in cash. During our 2015 second quarter, we provisionally recognized approximately: $125 million (C$158 million) in intangible assets consisting of contract assets of $17 million (C$22 million), an indefinite-lived brand intangible of $91 million (C$115 million), and goodwill of $17 million (C$22 million); and $11 million (C$14 million) of tangible assets consisting of property and equipment and other assets. Our provisional estimates of fair values are based on the information that was available as of the acquisition date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. As a result of the transaction, we added 37 open hotels and resorts with 9,595 rooms across Canada, 27 of which are managed (including 13 under new 30-year management agreements with bcIMC-affiliated entities) and 10 of which are franchised, plus five hotels under development (including one under a new 30-year management agreement with a bcIMC-affiliated entity).
In the 2014 second quarter, we acquired the Protea Hotel Group’s brands and hotel management business (“Protea Hotels”) for $195 million (ZAR 2.059 billion) in cash. We finalized the purchase accounting during the 2015 second quarter, adjusting fair value amounts that we had provisionally recognized in the 2014 second quarter following refinements to our intangible valuation models. The 2015 second quarter adjustments include a decrease to our contract assets of $40 million and a decrease to our indefinite-lived brand intangible of $12 million, with a corresponding increase to goodwill. These adjustments, and the related contract asset amortization impacts, did not have a significant impact on our previously reported Financial Statements, and accordingly, we did not retrospectively adjust those Financial Statements.
Dispositions and Planned Dispositions
In the 2014 first quarter, we sold The London EDITION to a third party and simultaneously entered into definitive agreements to sell The Miami Beach and The New York (Madison Square Park) EDITION hotels upon completion of construction to the same third party. The total sales price for the three EDITION hotels was approximately $816 million in cash and assumed liabilities. We completed the sale of The Miami Beach EDITION during the 2015 first quarter, and sold The New York (Madison Square Park) EDITION at the beginning of our 2015 second quarter. The cash proceeds were $233 million in the 2014 first quarter, $230 million in the 2015 first quarter, and $343 million in the 2015 second quarter.
In the 2015 first quarter, we recorded a $6 million impairment charge for The New York (Madison Square Park) EDITION, in the “Depreciation, amortization, and other” caption of our Income Statements as our cost estimates exceeded our total fixed sales price. We did not allocate the charge to any of our segments.
In the 2015 first quarter, we sold our interest in an International property and received $27 million (€24 million) in cash.
At the end of the 2015 second quarter, we held $145 million of assets classified as “Assets held for sale” and $15 million of liabilities associated with those assets recorded under “Accrued expenses and other” on our Balance Sheets for assets that we expect to sell by early 2016. We determined that the carrying values of those assets exceeded their fair values, which we estimated using a market approach and Level 3 inputs. Consequently, we recorded charges for the expected disposal loss, which represent the excess of the carrying values, including any goodwill we must allocate, over the fair values, less cost to sell. The assets and liabilities we classified as held for sale and associated charges relate to the following:

•
$60 million in assets and $6 million in liabilities for an International property. During the 2015 second quarter we recorded an $18 million expected loss in the “Gains and other income, net” caption of our Income Statements when we received a signed letter of intent for the sale of that property.

•
$47 million in assets and $1 million in liabilities for a North American Limited-Service segment plot of land. During the 2015 second quarter, we determined that achieving certain milestones outlined in a signed purchase and sale agreement was likely, and we recorded a $4 million expected loss in the “Gains and other income, net” caption of our Income Statements.

•
$38 million in assets and $8 million in liabilities for The Miami Beach EDITION residences (the “residences”). During the 2015 first quarter, we recorded a $6 million charge, which we did not allocate to any of our segments, following a review of comparable property values. We classified the residences charge in the “Depreciation, amortization, and other” caption of our Income Statements because it is part of a larger mixed-use project for which we had recorded similar charges in prior periods.

3.    EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Computation of Basic Earnings Per Share
Net income	$240	$192	$447	$364
Weighted average shares outstanding	272.4	292.5	275.1	294.3
Basic earnings per share	$0.88	$0.66	$1.63	$1.24
Computation of Diluted Earnings Per Share
Net income	$240	$192	$447	$364
Weighted average shares outstanding	272.4	292.5	275.1	294.3
Effect of dilutive securities
Employee stock option and appreciation right plans	2.3	3.0	2.4	3.2
Deferred stock incentive plans	0.6	0.7	0.6	0.8
Restricted stock units	2.0	2.5	2.5	2.9
Shares for diluted earnings per share	277.3	298.7	280.6	301.2
Diluted earnings per share	$0.87	$0.64	$1.59	$1.21
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded antidilutive stock options and stock appreciation rights of 0.3 million for the 2015 second quarter and 0.2 million for the 2015 first half from our calculation of diluted earnings per share because their exercise prices were greater than the average market prices. We had no antidilutive stock options or stock appreciation rights for the 2014 second quarter and the 2014 first half.
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
We recorded share-based compensation expense for award grants of $30 million for the 2015 second quarter and $29 million for the 2014 second quarter, $55 million for the 2015 first half, and $54 million for the 2014 first half. Deferred compensation costs for unvested awards totaled $175 million at June 30, 2015 and $114 million at December 31, 2014.
RSUs and PSUs
We granted 1.3 million RSUs during the 2015 first half to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million PSUs during the 2015 first half to certain named executive officers and their direct reports, subject to the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and net administrative expense over, or at the end of, a three-year vesting period. RSUs, including PSUs, granted in the 2015 first half had a weighted average grant-date fair value of $79.
SARs
We granted 0.3 million SARs to officers, key employees, and non-employee directors during the 2015 first half. These SARs generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2015 first half was $26 and the weighted average exercise price was $83.
We used the following assumptions as part of a binomial lattice-based valuation to determine the fair value of the SARs we granted during the 2015 first half:

Expected volatility	30%
Dividend yield	1.04%
Risk-free rate	1.9 - 2.3%
Expected term (in years)	6 - 10
In making these assumptions, we base expected volatility on the historical movement of the Company’s stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future dividend payout. The weighted average expected terms for SARs are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs are expected to remain unexercised. We calculate the expected terms for SARs for separate groups of retirement eligible and non-retirement eligible employees and non-employee directors. Our valuation model also uses historical data to estimate exercise behaviors, which includes determining the likelihood that employees will exercise their SARs before expiration at a certain multiple of stock price to exercise price. In recent years, non-employee directors have generally exercised grants in their last year of exercisability.
Other Information
As of the end of the 2015 second quarter, we had 24 million remaining shares authorized under the Stock Plan, including 6 million shares under the Stock Option Program and the SAR Program.
5.    INCOME TAXES
Our effective tax rate decreased from 32.6% to 32.4% for the three months ended June 30, 2015 primarily due to a lower effective tax rate on foreign pre-tax earnings and a deferred tax benefit due to changes in state income tax laws, partially offset by higher pre-tax earnings in the U.S., which are taxed at a higher rate. Our effective rate increased from 29.5% to 32.4% for the six months ended June 30, 2015 primarily due to a $21 million prior year resolution of an issue with the U.S. federal tax authorities for a guest marketing program that was favorable to the 2014 first quarter results, in addition to the 2015 second quarter items discussed above.
For the 2015 second quarter, our unrecognized tax benefits balance of $10 million remained unchanged from both the 2015 first quarter and year-end 2014. The unrecognized tax benefits balance included $7 million of tax positions that, if recognized, would impact our effective tax rate.
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
We paid cash for income taxes, net of refunds, of $90 million in the 2015 first half and $54 million in the 2014 first half.
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at June 30, 2015 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$54	$14
Operating profit	78	42
Other	13	1
Total guarantees where we are the primary obligor	$145	$57
Our liability at June 30, 2015, for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $5 million of “Accrued expenses and other” and $52 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $18 million of debt service guarantees, $21 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The table above does not include a “contingent purchase obligation,” which is not currently in effect, that we entered into in the 2014 first quarter to provide credit support to lenders for a construction loan. We entered into that agreement in conjunction with signing a management agreement for The Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel’s ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space). Under the agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property for $315 million during the first two years after opening. Because we would acquire the building upon exercise of the put option, we have not included the amount in the table above. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not currently expect that the lenders will require us to purchase the hotel component. We have no ownership interest in this hotel.
The preceding table also does not include the following guarantees:

•
$71 million of guarantees for Senior Living Services lease obligations of $53 million (expiring in 2019) and lifecare bonds of $18 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $3 million of the lifecare bonds; HCP,

Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $15 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at June 30, 2015. In conjunction with our consent of the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $62 million at the end of the 2015 second quarter, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise’s management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O’Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise’s management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $5 million and total remaining rent payments through the initial term of approximately $22 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $3 million (€2 million) of which remained at June 30, 2015. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit the system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
Certain guarantees and commitments relating to the timeshare business, which were outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. These Marriott Vacations Worldwide Corporation (“MVW”) payment obligations, for which we currently have a total exposure of $10 million, relate to two guarantees. MVW has indemnified us for these obligations. We expect these obligations will expire as follows: $3 million in 2020, and $7 million (9 million Singapore Dollars) in 2022. We have not funded any amounts under these obligations, and do not expect to do so in the future. Our liability for these obligations had a carrying value of $1 million at June 30, 2015.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2015 second quarter for this guarantee is $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at June 30, 2015.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, as of June 30, 2015, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

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

•
A commitment to invest up to $22 million of equity for non-controlling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund this commitment as follows: $3 million in 2015 and $3 million in 2016. We do not expect to fund the remaining $16 million of this commitment prior to the end of the commitment period in 2016.

•
A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment as follows: $8 million in 2015 and $3 million in 2016.

•	A commitment to invest $9 million (R$27 million) for the development of a property. We expect to fund the majority of this commitment in 2015.

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

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business totaling $171 million. We expect to purchase goods and services subject to these commitments as follows: $32 million in 2015, $54 million in 2016, $44 million in 2017, and $41 million thereafter.

•	A $5 million loan commitment that we extended to the operating tenant of a property to cover the cost of renovation shortfalls. We expect to fund this commitment in 2015.

•	Several commitments aggregating $30 million with no expiration date and which we do not expect to fund.
Letters of Credit
At June 30, 2015, we had $86 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote No. 7, “Long-Term Debt,” below), the majority of which were for our self-insurance programs. Surety bonds issued as of June 30, 2015, totaled $153 million, the majority of which federal, state and local governments requested in connection with our self-insurance programs.
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

7.    LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2015 second quarter and year-end 2014:

	At Period End
($ in millions)	June 30, 2015	December 31, 2014
Senior Notes:
Series G, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.8%)	$315	$314
Series H, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)	289	289
Series I, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	597	596
Series L, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	348
Series N, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	398	397
Commercial paper, average interest rate of 0.5% at June 30, 2015	1,211	1,072
$2,000 Credit Facility	—	—
Other	117	123
	3,917	3,781
Less current portion classified in:
Current portion of long-term debt	(614)	(324)
	$3,303	$3,457
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $54 million in the 2015 first half and $41 million in the 2014 first half.
We are a party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at June 30, 2015.
The following table presents future principal payments that are due for our debt as of the end of the 2015 second quarter:

Debt Principal Payments ($ in millions)	Amount
2015	$321
2016	298
2017	301
2018	1,220
2019	607
Thereafter	1,170
Balance at June 30, 2015	$3,917

8.    PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at the end of the 2015 second quarter and year-end 2014:

	At Period End
($ in millions)	June 30, 2015	December 31, 2014
Land	$301	$457
Buildings and leasehold improvements	677	781
Furniture and equipment	806	775
Construction in progress	112	365
	1,896	2,378
Accumulated depreciation	(909)	(918)
	$987	$1,460
See Footnote No. 2, “Acquisitions and Dispositions” for information on charges we recorded in the 2015 first half in both the “Depreciation, amortization, and other” and “Gains and other income, net” captions of our Income Statements.
9.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2015 second quarter and year-end 2014:

	At Period End
($ in millions)	June 30, 2015	December 31, 2014
Senior, mezzanine, and other loans	$241	$242
Less current portion	(87)	(27)
	$154	$215
We do not have any past due notes receivable amounts at the end of the 2015 second quarter. The unamortized discounts for our notes receivable were $25 million at the end of the 2015 second quarter and $25 million at year-end 2014.
The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2015 second quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2015	$13
2016	75
2017	3
2018	4
2019	2
Thereafter	144
Balance at June 30, 2015	$241
Weighted average interest rate at June 30, 2015	6.4%
Range of stated interest rates at June 30, 2015	0 - 10.0%
At the end of the 2015 second quarter, our recorded investment in impaired senior, mezzanine, and other loans was $71 million. We had a $55 million allowance for credit losses, leaving $16 million of exposure to our investment in impaired loans. At year-end 2014, our recorded investment in impaired senior, mezzanine, and other loans was $63 million, and we had a $50 million allowance for credit losses, leaving $13 million of exposure to our investment in impaired loans. The activity in our notes receivable reserve during the 2015 first half consisted of an increase to fully reserve for interest on an impaired note receivable. Our average investment in impaired notes receivable totaled $69 million for the 2015 second quarter; $67 million for the 2015 first half, $105 million for the 2014 second quarter and $104 million for the 2014 first half.
10.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	June 30, 2015		December 31, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$154	$153	$215	$214
Marketable securities	42	41	44	44
Total noncurrent financial assets	$196	$194	$259	$258

Senior Notes	$(1,985)	$(2,047)	$(2,272)	$(2,370)
Commercial paper	(1,211)	(1,211)	(1,072)	(1,072)
Other long-term debt	(103)	(114)	(108)	(122)
Other noncurrent liabilities	(57)	(57)	(57)	(57)
Total noncurrent financial liabilities	$(3,356)	$(3,429)	$(3,509)	$(3,621)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities was $42 million at the end of the 2015 second quarter.
In the 2015 second quarter, the sale of an entity that owns three hotels that we manage triggered the mandatory redemption feature of our preferred equity ownership interest in that entity. We received $121 million in cash and realized a gain of $41 million for the redemption, which we recorded in the “Gains and other income, net” caption of our Income Statements. We had accounted for this investment as a debt security and classified it as a current asset as of year-end 2014. At the date of redemption, it had an amortized cost of $80 million, including accrued interest. We continue to manage the three hotels under long term agreements.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 7, “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2015 second quarter and year-end 2014, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. We measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2015 second quarter and year-end 2014, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” of our 2014 Form 10-K for more information on the input levels we use in determining fair value.

11.    OTHER COMPREHENSIVE (LOSS) INCOME AND SHAREHOLDERS' (DEFICIT) EQUITY
The following table details the accumulated other comprehensive (loss) income activity for the 2015 first half:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Unrealized Gains on Available-For-Sale Securities	Accumulated Other Comprehensive Loss
Balance at year-end 2014	$(72)	$(9)	$11	$(70)
Other comprehensive (loss) income before reclassifications (1)	(19)	7	(2)	(14)
Reclassification of losses (gains) from accumulated other comprehensive loss	3	(7)	—	(4)
Net other comprehensive (loss) income	(16)	—	(2)	(18)
Balance at June 30, 2015	$(88)	$(9)	$9	$(88)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes a gain of $36 million on intra-entity foreign currency transactions that are of a long-term investment nature.

The following table details the effect on net income of significant amounts reclassified out of accumulated other comprehensive (loss) income for the 2015 second quarter and 2015 first half:

($ in millions)	Reclassification of Gains (Losses) from Accumulated Other Comprehensive Loss
	Three Months Ended	Six Months Ended
Accumulated Other Comprehensive Loss Components	June 30, 2015	June 30, 2015	Income Statement Line Item Affected

Foreign Currency Translation Adjustments
Property disposition	$—	$(3)	Gains and other income, net
	—	(3)	Income before income taxes
	—	—	Provision for income taxes
	$—	$(3)	Net income

Derivative Instrument Adjustments
Cash flow hedges	$3	$6	Base management and franchise fees
Net investment hedge - property disposition	—	3	Gains and other income, net
Interest rate contracts	(2)	(3)	Interest expense
	1	6	Income before income taxes
	1	1	Provision for income taxes
	$2	$7	Net income
The following table details the changes in common shares outstanding and shareholders’ deficit for the 2015 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
279.9	Balance at year-end 2014	$(2,200)	$5	$2,802	$4,286	$(9,223)	$(70)
—	Net income	447	—	—	447	—	—
—	Other comprehensive income	(18)	—	—	—	—	(18)
—	Cash dividends ($0.45 per share)	(124)	—	—	(124)	—	—
2.0	Employee stock plan issuance	7	—	(21)	(36)	64	—
(14.6)	Purchase of treasury stock	(1,145)	—	—	—	(1,145)	—
267.3	Balance at June 30, 2015	$(3,033)	$5	$2,781	$4,573	$(10,304)	$(88)

12.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments:

•
North American Full-Service, which includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Delta Hotels and Resorts, and Gaylord Hotels located in the United States and Canada;

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

Our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments. The following four operating segments do not meet the criteria for separate disclosure as reportable business segments: Asia Pacific, Caribbean and Latin America, Europe, and Middle East and Africa, and accordingly, we combined these four operating segments into an “all other category” which we refer to as “International.”
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
Segment Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
North American Full-Service Segment	$2,252	$2,099	$4,427	$4,148
North American Limited-Service Segment	821	750	1,559	1,417
International	549	568	1,091	1,088
Total segment revenues	3,622	3,417	7,077	6,653
Other unallocated corporate	67	67	125	124
Total consolidated revenues	$3,689	$3,484	$7,202	$6,777

Segment Profits

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
North American Full-Service Segment	$152	$154	$298	$285
North American Limited-Service Segment	179	151	330	266
International	57	74	134	139
Total segment profits	388	379	762	690
Other unallocated corporate	3	(68)	(36)	(123)
Interest expense, net of interest income	(36)	(26)	(64)	(51)
Income taxes	(115)	(93)	(215)	(152)
Net Income	$240	$192	$447	$364
The following table details the carrying amount of our goodwill at the end of the 2015 second quarter and year-end 2014:
Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International	Total Goodwill
Year-end 2014 balance:
Goodwill	$392	$125	$431	$948
Accumulated impairment losses	—	(54)	—	(54)
	392	71	431	894

Additions	$17	$—	$—	$17
Adjustments	—	—	51	51

June 30, 2015 balance:
Goodwill	$409	$125	$482	$1,016
Accumulated impairment losses	—	(54)	—	(54)
	$409	$71	$482	$962
See Footnote No. 2, “Acquisitions and Dispositions” for information on goodwill additions and adjustments we recorded in the 2015 second quarter.

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 81 countries and territories under 19 brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2015 second quarter, we had 4,317 properties (742,635 rooms) in our system, including 41 home and condominium products (4,203 units) for which we manage the related owners’ associations.
Under our business model, we typically manage or franchise hotels, rather than own them. As of June 30, 2015, we operated 41 percent of the hotel rooms in our worldwide system under management agreements; our franchisees operated 56 percent under franchise agreements; and we owned or leased only two percent. The remaining one percent represented unconsolidated joint ventures, in which we have an interest, that manage hotels and provide services to franchised properties. We group our operations into three business segments: North American Full-Service, North American Limited-Service, and International.
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
We define our comparable properties as those that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2014 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentages of our properties on June 30, 2015: (1) 89% of North American properties (90% excluding Delta Hotels and Resorts); (2) 60% of International properties (73% excluding Protea Hotels); and (3) 85% of total properties (88% excluding Delta Hotels and Resorts and Protea Hotels).
We also believe company-operated house profit margin, which is the ratio of property-level gross operating profit to total property-level revenue, is a meaningful indicator of our performance because this ratio measures our overall ability as the operator to produce property-level profits by generating sales and controlling the operating expenses over which we have the most direct control. House profit includes room, food and beverage, and other revenue and the related expenses including payroll and benefits expenses, as well as repairs and maintenance, utility, general and administrative, and sales and marketing expenses. House profit does not include the impact of management fees, furniture, fixtures and equipment replacement reserves, insurance, taxes, or other fixed expenses.
Business Trends
Our 2015 first half results reflected a favorable economic climate and demand for our brands in many markets around the world, reflecting generally low supply growth in the U.S. and Europe, improved pricing in most North American markets, and a year-over-year increase in the number of properties in our system. For the three months ended June 30, 2015, comparable worldwide systemwide RevPAR increased 5.3 percent to $119.32, average daily rates increased 4.4 percent on a constant dollar basis to $154.26, and occupancy increased 0.6 percentage points to 77.4 percent, compared to the same period a year ago. For the six months ended June 30, 2015, comparable worldwide systemwide RevPAR increased 6.0 percent to $113.49, average daily rates increased 4.4 percent on a constant dollar basis to $153.78, and occupancy increased 1.1 percentage points to 73.8 percent, compared to the same period a year ago.

Strong U.S. group business demand contributed to increased rate growth in the 2015 first half. Transient demand was also strong across the U.S. as we eliminated discounts, shifted business into higher rated price categories, and raised room rates. Growth was particularly high in the second quarter in New Orleans, Philadelphia, Chicago, San Francisco, and Seattle, where systemwide RevPAR increased by double-digits, and lower in Baltimore from civil unrest and in San Antonio from flooding. In New York City, new lodging supply and bad weather constrained rate growth for the 2015 first half.
In the 2015 first half, bookings for future group business in the U.S. improved. As of the end of the 2015 first half, the group revenue pace for stays in 2015 for company-operated full-service hotels (Marriott, JW Marriott, Renaissance, The Ritz-Carlton, and Gaylord brands) in North America was up about five percent, compared to the booking pace for stays in 2014 as of the end of the 2014 first half. The higher pace reflected improved group demand and greater pricing power.
The Europe region experienced increased demand in the 2015 first half, most predominantly in the United Kingdom and Central Europe, primarily due to increased transient demand driven by advance purchases, special events, and favorable demand related to the weak currency. Western Europe was constrained by weaker group and transient demand in France. Eastern Europe showed mixed results with an increase in transient demand, although the region continued to be impacted by economic deterioration in Russia. In the Asia Pacific region, demand increased in the 2015 first half, led by growth from corporate and other transient business in Japan, Thailand, and India. The growth was partially offset by weaker results in Indonesia, Malaysia, and South Korea. RevPAR in Greater China moderated in the 2015 first half with strong demand in Shanghai, offset by the impact of supply growth in certain Southern China markets and lower mainland China travel to Hong Kong resulting from continued political disruption. Demand for our hotels in our Middle East and Africa regions remained strong in the 2015 first half with the second quarter being negatively impacted by the earlier start of Ramadan. In particular, demand increased in Egypt due to the improving political climate and in Qatar and Saudi Arabia from strong government and group business. Demand in the United Arab Emirates was constrained mainly by new supply and, to a lesser extent, a reduction in travelers from Russia. In the Caribbean and Latin America, strong demand throughout the region in the 2015 first half was driven by greater demand in Mexico and increased leisure travel to our Caribbean and Mexican resorts, constrained somewhat by oversupply of hotels in Panama and the weak economy in Brazil.
We monitor market conditions and provide the tools for our hotels to price rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. Our hotels modify the mix of business to improve revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2015 first half, which allowed our hotels to reduce discounting and special offers for transient business in many markets. This mix improvement benefited ADR. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements.
System Growth and Pipeline
During the 2015 first half, we added 161 lodging properties (30,437 rooms), while 19 properties (2,357 rooms) exited the system, increasing our total properties to 4,317 (742,635 rooms, including 9,595 rooms from the Delta Hotels and Resorts acquisition). Approximately 26 percent of new rooms are located outside North America, and 14 percent of the room additions are conversions from competitor brands.
At the end of the 2015 second quarter, we had more than 250,000 rooms in our lodging development pipeline, which includes hotel rooms under construction and under signed contracts and also includes approximately 35,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our hotel rooms (gross) will increase by approximately 8 percent in 2015, including the addition of rooms associated with the Delta Hotels and Resorts transaction, and approximately 7 percent, net of deletions.

CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2015 second quarter compared to the 2014 second quarter, and the 2015 first half compared to the 2014 first half.
Revenues
Second Quarter. Revenues increased by $205 million (6 percent) to $3,689 million in the 2015 second quarter from $3,484 million in the 2014 second quarter as a result of higher cost reimbursements revenue ($190 million), higher franchise fees ($27 million), and higher base management fees ($15 million), partially offset by lower owned, leased, and other revenue ($26 million) and lower incentive management fees ($1 million).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our rewards programs, reservations, and marketing programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $190 million increase in total cost reimbursements revenue, to $2,953 million in the 2015 second quarter from $2,763 million in the 2014 second quarter, reflected the impact of higher occupancies at our properties and growth across the system. Since the end of the 2014 second quarter, our managed rooms increased by 10,319 rooms and our franchised rooms increased by 34,170 rooms, net of hotels exiting the system.
The $15 million increase in base management fees, to $191 million in the 2015 second quarter from $176 million in the 2014 second quarter, reflected stronger RevPAR ($8 million), the impact of unit growth across the system ($7 million), and increased recognition of previously deferred fees ($5 million), partially offset by the impact of unfavorable foreign exchange rates ($3 million) and lower fees due to properties that converted from managed to franchised ($2 million).
The $27 million increase in franchise fees, to $221 million in the 2015 second quarter from $194 million in the 2014 second quarter, reflected the impact of unit growth across the system ($16 million), stronger RevPAR ($9 million), and increased relicensing and application fees ($3 million), partially offset by the impact of unfavorable foreign exchange rates ($2 million).
Incentive management fees were relatively unchanged at $81 million in the 2015 second quarter compared to $82 million in the 2014 second quarter, as higher net house profit at many of our North American properties was offset predominantly by $7 million of lower net house profit at a few North American properties largely due to renovations, $4 million in unfavorable foreign exchange rates, and $2 million compared to a favorable adjustment recorded in the 2014 second quarter.
The $26 million decrease in owned, leased, and other revenue, to $243 million in the 2015 second quarter from $269 million in the 2014 second quarter, reflected $23 million of lower owned and leased revenue and $3 million in lower other revenue, predominantly from lower branding fees. Lower owned and leased revenue reflected decreased revenue primarily at our International owned and leased properties, $9 million attributable to three International properties that converted to managed or franchised properties, and $6 million of lower revenue at properties under renovation.
First Half. Revenues increased by $425 million (6 percent) to $7,202 million in the 2015 first half from $6,777 million in the 2014 first half as a result of higher cost reimbursements revenue ($318 million), higher franchise fees ($68 million), higher base management fees ($25 million), and higher incentive management fees ($17 million), partially offset by lower owned, leased, and other revenue ($3 million).
The $318 million increase in total cost reimbursements revenue, to $5,751 million in the 2015 first half from $5,433 million in the 2014 first half, reflected the impact of higher occupancies at our properties and growth across the system.
The $25 million increase in total base management fees, to $356 million in the 2015 first half from $331 million in the 2014 first half, reflected stronger RevPAR due to increased demand ($17 million), the impact of unit growth across the system ($12 million), and increased recognition of previously deferred fees ($6 million), partially offset by decreased fees due to properties that converted from managed to franchised ($4 million), the impact of unfavorable foreign exchange rates ($4 million), and lower terminated units ($2 million).
The $68 million increase in total franchise fees, to $425 million in the 2015 first half from $357 million in the 2014 first half, reflected the impact of unit growth across the system ($26 million), increased relicensing and application fees ($23 million), stronger RevPAR due to increased demand ($19 million), and fees from properties that converted to franchised from managed ($4 million), partially offset by impact of unfavorable foreign exchange rates ($3 million).
The $17 million increase in total incentive management fees, to $170 million in the 2015 first half from $153 million in the 2014 first half reflected higher net house profit across our segments, predominantly at our North American properties, despite $7 million of lower revenue at a few properties largely due to renovations, and $6 million in unfavorable foreign exchange rates.
The $3 million decrease in owned, leased, and other revenue, to $500 million in the 2015 first half from $503 million in the 2014 first half, predominantly reflected $10 million of lower owned and leased revenue, partially offset by $7 million in higher other revenue predominantly from hotel service programs that we acquired as part of our 2014 second quarter acquisition of Protea Hotels. Lower owned and leased revenue reflected a decrease of $15 million attributable to four International properties that converted to managed or franchised properties, and $10 million from properties under renovation, partially offset by increased revenues across our other owned and leased properties and $11 million from The Miami Beach EDITION hotel, which opened in the 2014 fourth quarter and which we subsequently sold in the 2015 first quarter as discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Operating Income
Second Quarter. Operating income increased by $53 million to $369 million in the 2015 second quarter from $316 million in the 2014 second quarter. The $53 million increase in operating income reflected a $27 million increase in franchise fees, a $15 million increase in base management fees, a $15 million decrease in depreciation, amortization, and other expense, and a $7 million decrease in general, administrative, and other expenses, partially offset by $10 million of lower owned, leased, and other revenue, net of direct expenses, and $1 million of lower incentive management fees. We discuss the reasons for the changes in base management fees, franchise fees, and incentive management fees compared to the 2014 second quarter in the preceding “Revenues” section.
The $10 million (14 percent) decrease in owned, leased, and other revenue, net of direct expenses was attributable to $6 million of lower owned and leased revenue, net of direct expenses, and $4 million in lower residential branding fees. Lower owned and leased revenue, net of direct expenses of $6 million reflects $3 million higher pre-opening costs, $2 million of weaker performance at a North American Full-Service property under renovation, and $2 million from unfavorable foreign exchange rates.
Depreciation, amortization, and other expense decreased by $15 million (32 percent) to $32 million in the 2015 second quarter from $47 million in the 2014 second quarter. The decrease reflected a $15 million favorable variance to the 2014 impairment charge on the EDITION hotels and $3 million in amortization true-ups, partially offset by a $4 million impairment charge on corporate equipment.
General, administrative, and other expenses decreased by $7 million (4 percent) to $152 million in the 2015 second quarter from $159 million in the 2014 second quarter due to $7 million in lower foreign exchange losses from the 2014 devaluation of assets denominated in Venezuelan Bolivars.
First Half. Operating income increased by $131 million to $701 million in the 2015 first half from $570 million in the 2014 first half. The $131 million increase in operating income reflected a $68 million increase in franchise fees, a $25 million increase in base management fees, a $17 million increase in incentive management fees, a $10 million decrease in general, administrative, and other expenses, a $7 million decrease in depreciation, amortization, and other expense, and a $4 million increase in owned, leased, and other revenue, net of direct expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2014 first half in the preceding “Revenues” section.
The $4 million (3 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $3 million of higher owned and leased revenue, net of direct expenses, $2 million from hotel service programs at Protea Hotels acquired in the 2014 second quarter, and $2 million in other revenue at an owned property, partially offset by $5 million of lower branding fees. The $3 million of higher owned and leased revenue, net of direct expenses primarily reflected $7 million in stronger results at several of our International properties and $3 million of lower lease payments for properties that moved to managed, franchised, or left the system, partially offset by $4 million of higher pre-opening costs, $3 million of weaker performance at a North American Full-Service property under renovation, and $3 million from unfavorable foreign exchange rates.
Depreciation, amortization, and other expense decreased by $7 million (8 percent) to $76 million in the 2015 first half from $83 million in the 2014 first half. The decrease reflected a $25 million favorable variance to the 2014 impairment charge on the EDITION hotels and $3 million in amortization true-ups, partially offset by the 2015 impairment charges of $6 million for The Miami Beach EDITION residences and $6 million for The New York (Madison Square Park) EDITION, which are both discussed in Footnote No. 2, “Acquisitions and Dispositions,” a $4 million impairment charge on corporate equipment, $3 million of accelerated amortization for contract terminations, and $2 million of higher amortization due to new unit growth.
General, administrative, and other expenses decreased by $10 million (3 percent) to $297 million in the 2015 first half from $307 million in the 2014 first half. The decrease largely reflected a $20 million net favorable impact to our legal expenses associated with litigation resolutions and $5 million in lower foreign exchange losses primarily from the 2014 devaluation of assets denominated in Venezuelan Bolivars, partially offset by $6 million in higher reserves for guarantee funding, $4 million of higher other property expenses, and $3 million of higher other tax-related expenses.
Gains and Other Income, Net

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Loss) gain on expected disposition of real estate and other	$(21)	$3	$(21)	$3
Gain on redemption of preferred equity ownership interest	41	—	41	—
	$20	$3	$20	$3
Second Quarter. Gains and other income, net increased by $17 million (567 percent) to $20 million in the 2015 second quarter compared to $3 million in the 2014 second quarter. The increase primarily reflects the $41 million gain on the redemption of our preferred equity ownership interest discussed in Footnote No. 10, “Fair Value of Financial Instruments.” The increase was partially offset by expected disposal losses totaling $22 million for an International property ($18 million) and a North American Limited-Service segment plot of land ($4 million), discussed in Footnote No. 2, “Acquisitions and Dispositions.”
First Half. Gains and other income, net increased by $17 million (567 percent) to $20 million in the
2015 first half compared to $3 million in the 2014 first half. The increase primarily reflects the gain on the redemption of our preferred equity ownership interest, partially offset by expected disposal losses described in the preceding “Second Quarter” discussion.
Interest Expense
Second Quarter. Interest expense increased by $12 million (40 percent) to $42 million in the 2015 second quarter compared to $30 million in the 2014 second quarter. The increase was due to interest on the Series N Notes that we issued in the 2014 fourth quarter and higher commercial paper program borrowing rates ($4 million), in addition to net lower capitalized interest expense as a result of the completion of The Miami Beach EDITION in the 2014 fourth quarter and The New York (Madison Square Park) EDITION in the 2015 second quarter ($8 million).

First Half. Interest expense increased by $18 million (30 percent) to $78 million in the 2015 first half compared to $60 million in the 2014 first half. The increase was principally from the issuance of Series N Notes in the 2014 fourth quarter and higher commercial paper program borrowing rates ($8 million), in addition to net lower capitalized interest expense as a result of the completion of The Miami Beach EDITION in the 2014 fourth quarter and The New York (Madison Square Park) EDITION in the 2015 second quarter ($9 million).
Interest Income
Second Quarter. Interest income increased by $2 million (50 percent) to $6 million in the 2015 second quarter compared to $4 million in the 2014 second quarter. The increase was primarily due to $3 million earned on the $85 million mezzanine loan (net of a $15 million discount) provided to an owner in conjunction with entering into a franchise agreement for an International property in the 2014 second quarter.
First Half. Interest income increased by $5 million (56 percent) to $14 million in the 2015 first half compared to $9 million in the 2014 first half. This increase was primarily due to $6 million earned for the reason described in the preceding “Second Quarter” discussion.
Equity in Earnings/(Losses)
Second Quarter. Equity in earnings of $2 million in the 2015 second quarter increased by $10 million (125 percent) from equity in losses of $8 million in the 2014 second quarter. The increase primarily reflects an $11 million favorable variance from a 2014 litigation reserve associated with an equity investee.
First Half. Equity in earnings of $5 million in the 2015 first half increased by $11 million (183 percent) from equity in losses of $6 million in the 2014 first half. The increase reflects the 2014 litigation reserve described in the preceding “Second Quarter” discussion.
Provision for Income Tax
Second Quarter. Provision for income tax increased by $22 million (24 percent) to $115 million in the 2015 second quarter, compared to $93 million in the 2014 second quarter. The increase was primarily due to higher pre-tax earnings.
First Half. Provision for income tax increased by $63 million (41 percent) to $215 million in the 2015 first half, compared to $152 million in the 2014 first half. The increase was primarily due to higher pre-tax earnings and a $21 million favorable 2014 resolution of a U.S. federal tax issue relating to a guest marketing program.
Net Income
Second Quarter. Net income increased by $48 million to $240 million in the 2015 second quarter from $192 million in the 2014 second quarter, and diluted earnings per share increased by $0.23 per share (36 percent) to $0.87 per share in the 2015 second quarter from $0.64 per share in the 2014 second quarter. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Income Statements, the $48 million increase in net income compared to the year-ago quarter was due to higher franchise fees ($27 million), higher gains and other income, net ($17 million), higher base management fees ($15 million), lower depreciation, amortization, and other expense ($15 million), higher equity in earnings ($10 million), lower general, administrative, other expenses ($7 million), and higher interest income ($2 million). These changes were partially offset by a higher provision for income tax ($22 million), higher interest expense ($12 million), lower owned, leased, and other revenue, net of direct expenses ($10 million), and lower incentive management fees ($1 million).
First Half. Net income increased by $83 million to $447 million in the 2015 first half from $364 million in the 2014 first half, and diluted earnings per share increased by $0.38 per share (31 percent) to $1.59 per share in the 2015 first half from $1.21 per share in the 2014 first half. As discussed in more detail in the preceding sections beginning with “Revenues” or as shown in the Income Statements, the $83 million increase in net income compared to the year-ago period was due to higher franchise fees ($68 million), higher base management fees ($25 million), higher incentive management fees ($17 million), higher gains and other income, net ($17 million), higher equity in earnings ($11 million), lower general, administrative, and other expenses ($10 million), lower depreciation, amortization, and other expense ($7 million), higher interest income ($5 million), and higher owned, leased, and other revenue, net of direct expenses ($4 million). These increases were partially offset by a higher provision for income tax ($63 million) and higher interest expense ($18 million).
Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), a financial measure not required by, or presented in accordance with, U.S. GAAP, reflects net income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. Our non-GAAP measure of Adjusted EBITDA further adjusts EBITDA to exclude (1) the $41 million gain triggered by a mandatory redemption feature of a preferred equity security and the $22 million loss on expected dispositions of real estate, which we recorded in the "Gains and other income, net” caption of our Income Statements in the 2015 second quarter; (2) the EDITION impairment charges of $12 million in the 2015 first quarter, $15 million in the 2014 second quarter, and $25 million in the 2014 first half, which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements following an evaluation of our EDITION hotels and residences for recovery; and (3) share-based compensation expense for all periods presented.
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

We present our 2015 and 2014 second quarter and first half Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income	$240	$192	$447	$364
Interest expense	42	30	78	60
Tax provision	115	93	215	152
Depreciation and amortization	32	32	64	58
Depreciation classified in reimbursed costs	14	13	28	25
Interest expense from unconsolidated joint ventures	—	1	1	2
Depreciation and amortization from unconsolidated joint ventures	2	3	5	7
EBITDA	$445	$364	$838	$668
Loss on expected disposition of real estate	22	—	22	—
Gain on redemption of preferred equity ownership interest	(41)	—	(41)	—
EDITION impairment charges	—	15	12	25
Share-based compensation (including share-based compensation reimbursed by third-party owners)	31	29	55	54
Adjusted EBITDA	$457	$408	$886	$747

BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments: North American Full-Service, North American Limited-Service, and International. See Footnote No. 12, “Business Segments,” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
We added 280 properties (51,863 rooms) and 48 properties (5,487 rooms) exited our system since the end of the 2014 second quarter. These figures include the addition of two residential properties (30 units). No residential properties exited the system.
See the “CONSOLIDATED RESULTS” caption earlier in this report for further information.
Second Quarter. Total segment profits (as defined in Footnote No. 12, “Business Segments”) increased by $9 million to $388 million in the 2015 second quarter from $379 million in the 2014 second quarter, and total segment revenues increased by $205 million to $3,622 million in the 2015 second quarter, a 6 percent increase from revenues of $3,417 million in the 2014 second quarter.
The quarter-over-quarter increase in segment revenues of $205 million was a result of $190 million of higher cost reimbursements revenue, $28 million of higher franchise fees, and $15 million of higher base management fees, partially offset by $27 million lower owned, leased, and other revenue and $1 million of lower incentive management fees. The quarter-over-quarter increase in segment profits of $9 million across our business reflected $28 million of higher franchise fees, $15 million of higher base management fees, and $4 million of lower depreciation, amortization, and other expense, partially offset by $23 million of lower gains and other income, net, a $12 million decrease in owned, leased, and other revenue, net of direct expenses, $1 million of lower incentive management fees, and $1 million of higher general, administrative, and other expenses. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2015 second quarter, 59 percent of our managed properties paid incentive management fees to us versus 45 percent in the 2014 second quarter. In North America, 55 percent of managed properties paid incentive fees in the 2015 second quarter compared to 32 percent in the 2014 second quarter. Outside North America, 66 percent of managed properties paid incentive fees in the 2015 second quarter compared to 67 percent in the 2014 second quarter. In addition, in the 2015 second quarter, 45 percent of our incentive management fees came from properties outside of North America versus 50 percent in the 2014 second quarter.
Compared to the 2014 second quarter, worldwide comparable company-operated house profit margins in the 2015 second quarter increased by 70 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 7.6 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and lower food and utility costs. These same factors, along with lower utility costs, contributed to North American company-operated house profit margins increasing by 80 basis points compared to the 2014 second quarter. HP-PAR at those same properties increased by 7.9 percent. International company-operated house profit margins increased by 60 basis points, and HP-PAR at those properties increased by 6.8 percent reflecting increased demand and higher RevPAR in most locations, improved productivity, and solid cost controls.
First Half. Total segment profits increased by $72 million to $762 million in the 2015 first half from $690 million in the 2014 first half, and total segment revenues increased by $424 million to $7,077 million in the 2015 first half, a 6 percent increase from revenues of $6,653 million in the 2014 first half.
The year-over-year increase in segment revenues of $424 million was a result of $319 million of higher cost reimbursements revenue, $69 million of higher franchise fees, $25 million of higher base management fees, and $17 million of higher incentive management fees, partially offset by $6 million of lower owned, leased, and other revenue. The year-over-year increase in segment profits of $72 million across our business reflected a $69 million increase in franchise fees, a $25 million increase in base management fees, and a $17 million increase in incentive management fees, partially offset by a $13 million increase in general, administrative, and other expenses, a $2 million increase in depreciation, amortization, and other expense, and $24 million of lower gains and other income, net. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2015 first half, 63 percent of our managed properties paid incentive management fees to us versus 47 percent in the 2014 first half. In North America, 58 percent of managed properties paid incentive fees in the 2015 first half compared to 35 percent in the 2014 first half. Outside North America, 71 percent of managed properties paid incentive fees in the 2015 first half compared to 68 percent in the 2014 first half. In addition, in the 2015 first half, 47 percent of our incentive management fees came from properties outside of North America versus 52 percent in the 2014 first half.
Compared to the 2014 first half, worldwide comparable company operated house profit margins in the 2015 first half increased by 100 basis points and HP-PAR increased by 8.7 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and lower food and utility costs. These same factors contributed to North American company-operated house profit margins increasing by 100 basis points compared to the 2014 first half. HP-PAR at those same properties increased by 8.8 percent. International company-operated house profit margins increased by 80 basis points, and HP-PAR at those properties increased by 8.5 percent reflecting increased demand and higher RevPAR in most locations, improved productivity, and solid cost controls.
See “Segment and Brand Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.

Property and Room Summaries
We operated, franchised, and licensed the following properties by segment and brand at June 30, 2015:

	Company-Operated		Franchised / Licensed		Other (2)
	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service
Marriott Hotels	133	69,664	197	60,478	—	—
JW Marriott	14	9,348	10	4,469	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
Renaissance Hotels	32	14,681	49	13,641	—	—
Autograph Collection Hotels	1	181	48	11,381	—	—
Delta Hotels and Resorts	27	7,246	10	2,349	—	—
Gaylord Hotels	5	8,098	—	—	—	—
The Ritz-Carlton	40	11,691	—	—	—	—
The Ritz-Carlton Residences (1)	31	3,757	1	55	—	—
EDITION	2	568	—	—	—	—
EDITION Residences (1)	1	25	—	—	—	—
Total North American Full-Service	296	128,174	315	92,373	—	—

North American Limited-Service
Courtyard	275	43,310	620	83,099	—	—
Residence Inn	110	16,338	571	66,889	—	—
Fairfield Inn & Suites	5	1,324	738	67,051	—	—
SpringHill Suites	29	4,550	298	34,102	—	—
TownePlace Suites	15	1,741	245	24,370	—	—
AC Hotels by Marriott	—	—	—	—	5	911
Total North American Limited-Service	434	67,263	2,472	275,511	5	911

Total North American Locations	730	195,437	2,787	367,884	5	911

International
Marriott Hotels	140	40,064	36	10,128	—	—
JW Marriott	49	18,905	3	795	—	—
Marriott Executive Apartments	27	4,149	—	—	—	—
Renaissance Hotels	52	16,998	26	7,363	—	—
Autograph Collection Hotels	3	584	29	8,496	5	348
Protea Hotels	47	5,899	58	3,965	—	—
The Ritz-Carlton	48	14,057	—	—	—	—
The Ritz-Carlton Residences (1)	8	416	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
Bulgari Hotels & Resorts	2	117	1	85	—	—
Bulgari Residences (1)	1	5	—	—	—	—
EDITION	1	173	1	78	—	—
Courtyard	66	14,171	41	7,203	—	—
Residence Inn	5	517	2	200	—	—
Fairfield Inn & Suites	3	416	1	206	—	—
AC Hotels by Marriott	—	—	—	—	77	9,448
Moxy Hotels	—	—	1	162	—	—
Total International	456	117,050	199	38,681	82	9,796

Timeshare (3)	—	—	58	12,876	—	—

Total	1,186	312,487	3,044	419,441	87	10,707

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings (losses)” caption of our Income Statements.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended June 19, 2015 and include products that are in active sales as well as those that are sold out.

The following table presents our U.S. and non-U.S. properties by segment and brand at June 30, 2015:

	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service (1)
Marriott Hotels	315	15	330	124,787	5,355	130,142
JW Marriott	23	1	24	13,596	221	13,817
Marriott Conference Centers	10	—	10	2,915	—	2,915
Renaissance Hotels	79	2	81	27,761	561	28,322
Autograph Collection Hotels	48	1	49	11,329	233	11,562
Delta Hotels and Resorts	—	37	37	—	9,595	9,595
Gaylord Hotels	5	—	5	8,098	—	8,098
The Ritz-Carlton	39	1	40	11,424	267	11,691
The Ritz-Carlton Residences (2)	30	2	32	3,598	214	3,812
EDITION	2	—	2	568	—	568
EDITION Residences (2)	1	—	1	25	—	25
	552	59	611	204,101	16,446	220,547
North American Limited-Service (1)
Courtyard	871	24	895	122,126	4,283	126,409
Residence Inn	661	20	681	80,299	2,928	83,227
Fairfield Inn & Suites	727	16	743	66,530	1,845	68,375
SpringHill Suites	325	2	327	38,353	299	38,652
TownePlace Suites	253	7	260	25,255	856	26,111
AC Hotels by Marriott (3)	5	—	5	911	—	911
	2,842	69	2,911	333,474	10,211	343,685
International (1)
Marriott Hotels	—	176	176	—	50,192	50,192
JW Marriott	—	52	52	—	19,700	19,700
Marriott Executive Apartments	—	27	27	—	4,149	4,149
Renaissance Hotels	—	78	78	—	24,361	24,361
Autograph Collection Hotels (3)	—	37	37	—	9,428	9,428
Protea Hotels	—	105	105	—	9,864	9,864
The Ritz-Carlton	—	48	48	—	14,057	14,057
The Ritz-Carlton Residences (2)	—	8	8	—	416	416
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
Bulgari Hotels & Resorts	—	3	3	—	202	202
Bulgari Residences (2)	—	1	1	—	5	5
EDITION	—	2	2	—	251	251
Courtyard	—	107	107	—	21,374	21,374
Residence Inn	—	7	7	—	717	717
Fairfield Inn & Suites	—	4	4	—	622	622
AC Hotels by Marriott (3)	—	77	77	—	9,448	9,448
Moxy Hotels	—	1	1	—	162	162
	—	737	737	—	165,527	165,527

Timeshare (4)	45	13	58	10,609	2,267	12,876

Total	3,439	878	4,317	548,184	194,451	742,635

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings (losses)” caption of our Income Statements.

(4)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended June 19, 2015 and include products that are in active sales as well as those that are sold out.

Segment and Brand Statistics
The following tables present occupancy, average daily rate, and RevPAR for comparable properties, for the brands in our North American Full-Service and North American Limited-Service segments, and for our International properties by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Three Months Ended June 30, 2015	Change vs. Three Months Ended June 30, 2014		Three Months Ended June 30, 2015	Change vs. Three Months Ended June 30, 2014
Marriott Hotels
Occupancy	79.8%	0.2%	pts.	76.7%	0.1%	pts.
Average Daily Rate	$200.54	4.7%		$179.38	4.8%
RevPAR	$160.00	5.1%		$137.65	4.9%
Renaissance Hotels
Occupancy	79.5%	(0.2)%	pts.	78.0%	—%	pts.
Average Daily Rate	$187.12	6.5%		$167.12	5.4%
RevPAR	$148.70	6.2%		$130.33	5.4%
Autograph Collection Hotels
Occupancy	*	*		79.4%	0.3%	pts.
Average Daily Rate	*	*		$233.79	2.8%
RevPAR	*	*		$185.73	3.1%
The Ritz-Carlton
Occupancy	74.9%	(0.1)%	pts.	74.9%	(0.1)%	pts.
Average Daily Rate	$356.95	3.3%		$356.95	3.3%
RevPAR	$267.47	3.2%		$267.47	3.2%
Composite North American Full-Service
Occupancy	78.9%	0.2%	pts.	76.9%	0.1%	pts.
Average Daily Rate	$213.08	4.4%		$190.21	4.5%
RevPAR	$168.07	4.7%		$146.24	4.6%
Courtyard
Occupancy	77.1%	0.3%	pts.	77.7%	0.8%	pts.
Average Daily Rate	$142.49	6.6%		$139.51	5.9%
RevPAR	$109.92	7.1%		$108.41	7.0%
Residence Inn
Occupancy	81.9%	0.6%	pts.	83.0%	0.1%	pts.
Average Daily Rate	$147.15	7.8%		$141.63	6.2%
RevPAR	$120.56	8.5%		$117.56	6.3%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	75.0%	(0.1)%	pts.
Average Daily Rate	nm	nm		$110.49	4.5%
RevPAR	nm	nm		$82.83	4.4%
TownePlace Suites
Occupancy	80.8%	2.5%	pts.	79.3%	0.4%	pts.
Average Daily Rate	$102.81	7.9%		$102.67	4.7%
RevPAR	$83.02	11.4%		$81.39	5.2%
SpringHill Suites
Occupancy	80.9%	0.8%	pts.	78.7%	(0.2)%	pts.
Average Daily Rate	$129.27	7.8%		$121.31	5.3%
RevPAR	$104.62	8.9%		$95.51	5.1%
Composite North American Limited-Service
Occupancy	78.7%	0.4%	pts.	78.7%	0.3%	pts.
Average Daily Rate	$141.28	6.9%		$129.97	5.7%
RevPAR	$111.21	7.5%		$102.23	6.1%
Composite North American - All
Occupancy	78.8%	0.3%	pts.	78.0%	0.2%	pts.
Average Daily Rate	$183.38	5.2%		$151.10	5.1%
RevPAR	$144.52	5.6%		$117.89	5.4%
* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended June 30, 2015	Change vs. Three Months Ended June 30, 2014		Three Months Ended June 30, 2015	Change vs. Three Months Ended June 30, 2014
Caribbean and Latin America
Occupancy	73.3%	1.7%	pts.	72.3%	1.4%	pts.
Average Daily Rate	$235.10	4.2%		$204.54	3.0%
RevPAR	$172.37	6.7%		$147.83	5.0%
Europe
Occupancy	80.0%	2.0%	pts.	77.2%	1.4%	pts.
Average Daily Rate	$177.18	3.1%		$170.62	2.3%
RevPAR	$141.67	5.7%		$131.80	4.1%
Middle East and Africa
Occupancy	62.2%	2.3%	pts.	62.9%	2.3%	pts.
Average Daily Rate	$177.70	(3.6)%		$175.05	(2.9)%
RevPAR	$110.57	0.1%		$110.07	0.8%
Asia Pacific
Occupancy	74.0%	4.8%	pts.	74.5%	4.4%	pts.
Average Daily Rate	$153.53	(1.5)%		$153.74	(0.5)%
RevPAR	$113.67	5.3%		$114.52	5.7%
Total International (1)
Occupancy	74.5%	3.1%	pts.	74.0%	2.5%	pts.
Average Daily Rate	$175.53	0.8%		$170.68	0.9%
RevPAR	$130.83	5.1%		$126.35	4.5%
Total Worldwide (2)
Occupancy	77.4%	1.2%	pts.	77.4%	0.6%	pts.
Average Daily Rate	$180.90	3.8%		$154.26	4.4%
RevPAR	$140.02	5.4%		$119.32	5.3%

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

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Six Months Ended June 30, 2015	Change vs. Six Months Ended June 30, 2014		Six Months Ended June 30, 2015	Change vs. Six Months Ended June 30, 2014
Marriott Hotels
Occupancy	76.4%	0.2%	pts.	73.5%	0.2%	pts
Average Daily Rate	$197.49	4.5%		$178.37	4.9%
RevPAR	$150.98	4.8%		$131.06	5.3%
Renaissance Hotels
Occupancy	78.0%	0.9%	pts.	75.6%	1.0%	pts.
Average Daily Rate	$184.56	6.3%		$165.86	5.5%
RevPAR	$143.92	7.5%		$125.41	6.9%
Autograph Collection Hotels
Occupancy	*	*	pts.	77.3%	0.4%	pts.
Average Daily Rate	*	*		$233.64	3.3%
RevPAR	*	*		$180.70	3.9%
The Ritz-Carlton
Occupancy	73.1%	(0.4)%	pts.	73.1%	(0.4)%	pts.
Average Daily Rate	$370.22	3.5%		$370.22	3.5%
RevPAR	$270.48	2.9%		$270.48	2.9%
Composite North American Full-Service
Occupancy	76.0%	0.3%	pts.	73.9%	0.3%	pts.
Average Daily Rate	$212.11	4.3%		$190.19	4.6%
RevPAR	$161.22	4.7%		$140.59	5.0%
Courtyard
Occupancy	73.0%	1.3%	pts.	73.4%	1.6%	pts.
Average Daily Rate	$139.95	6.4%		$136.73	5.8%
RevPAR	$102.13	8.3%		$100.34	8.1%
Residence Inn
Occupancy	78.5%	0.3%	pts.	79.3%	0.4%	pts.
Average Daily Rate	$144.29	7.4%		$138.32	6.1%
RevPAR	$113.32	7.8%		$109.67	6.6%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	70.3%	1.0%	pts.
Average Daily Rate	nm	nm		$107.40	4.6%
RevPAR	nm	nm		$75.46	6.1%
TownePlace Suites
Occupancy	73.6%	1.1%	pts.	75.1%	0.8%	pts.
Average Daily Rate	$101.80	8.9%		$101.89	5.5%
RevPAR	$74.89	10.6%		$76.53	6.6%
SpringHill Suites
Occupancy	75.9%	0.6%	pts.	75.1%	0.6%	pts.
Average Daily Rate	$127.77	7.0%		$119.03	5.3%
RevPAR	$96.92	7.8%		$89.34	6.2%
Composite North American Limited-Service
Occupancy	74.7%	1.0%	pts.	74.5%	1.0%	pts.
Average Daily Rate	$138.88	6.7%		$127.24	5.6%
RevPAR	$103.72	8.2%		$94.78	7.1%
Composite North American - All
Occupancy	75.5%	0.6%	pts.	74.3%	0.8%	pts.
Average Daily Rate	$182.10	4.9%		$149.53	5.0%
RevPAR	$137.41	5.7%		$111.08	6.2%

* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Six Months Ended June 30, 2015	Change vs. Six Months Ended June 30, 2014		Six Months Ended June 30, 2015	Change vs. Six Months Ended June 30, 2014
Caribbean and Latin America
Occupancy	75.3%	1.4%	pts.	72.5%	1.0%	pts.
Average Daily Rate	$268.52	4.9%		$229.46	4.0%
RevPAR	$202.30	6.9%		$166.39	5.4%
Europe
Occupancy	73.9%	2.7%	pts.	71.2%	2.1%	pts.
Average Daily Rate	$170.92	2.9%		$165.23	2.2%
RevPAR	$126.24	6.9%		$117.61	5.3%
Middle East and Africa
Occupancy	63.6%	4.7%	pts.	64.1%	4.4%	pts.
Average Daily Rate	$187.88	(2.8)%		$184.60	(2.0)%
RevPAR	$119.42	4.9%		$118.26	5.1%
Asia Pacific
Occupancy	72.9%	4.4%	pts.	73.3%	4.1%	pts.
Average Daily Rate	$159.30	(0.9)%		$158.72	(0.1)%
RevPAR	$116.15	5.5%		$116.30	5.9%
Total International (1)
Occupancy	72.4%	3.5%	pts.	71.4%	2.8%	pts.
Average Daily Rate	$181.73	1.1%		$175.53	1.3%
RevPAR	$131.60	6.2%		$125.34	5.5%
Total Worldwide (2)
Occupancy	74.5%	1.5%	pts.	73.8%	1.1%	pts.
Average Daily Rate	$181.98	3.7%		$153.78	4.4%
RevPAR	$135.50	5.9%		$113.49	6.0%

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

North American Full-Service includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Delta Hotels and Resorts, and Gaylord Hotels located in the United States and Canada.

	Three Months Ended			Six Months Ended
($ in millions)	June 30, 2015	June 30, 2014	Change 2015 vs. 2014	June 30, 2015	June 30, 2014	Change 2015 vs. 2014
Segment revenues	$2,252	$2,099	7%	$4,427	$4,148	7%
Segment profits	$152	$154	(1)%	$298	$285	5%
Since the end of the 2014 second quarter, across our North American Full-Service segment we added 60 properties (14,859 rooms), including 37 properties (9,595 rooms) from the Delta Hotels and Resorts acquisition, and two properties (829 rooms) left the system.
Second Quarter. For the three months ended June 30, 2015, compared to the three months ended June 30, 2014, RevPAR for comparable systemwide North American Full-Service properties increased by 4.6 percent to $146.24, occupancy for these properties increased by 0.1 percentage points to 76.9 percent, and average daily rates increased by 4.5 percent to $190.21.
The $2 million decrease in segment profits, compared to the 2014 second quarter, was driven by $13 million of lower owned, leased, and other revenue, net of direct expenses, $4 million in lower gains and other income, net, and $3 million of lower incentive management fees, partially offset by $9 million of higher franchise fees, $7 million in higher base management fees, and $2 million of lower general, administrative, and other expenses.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Lower incentive management fees were primarily due to $7 million of lower net house profit at a few North American properties largely due to renovations and $2 million compared to a favorable adjustment recorded in the 2014 second quarter.
Lower owned, leased, and other revenue, net of direct expenses primarily reflected $4 million of higher pre-opening costs, $2 million of weaker performance at a North American Full-Service property under renovation, and weaker operating results at several properties.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $2,017 million in the 2015 second quarter, compared to $1,869 million in the 2014 second quarter.
First Half. For the six months ended June 30, 2015, compared to the six months ended June 30, 2014, RevPAR for comparable systemwide North American Full-Service properties increased by 5.0 percent to $140.59, occupancy for these properties increased by 0.3 percentage points to 73.9 percent, and average daily rates increased by 4.6 percent to $190.19.
The $13 million increase in segment profits, compared to the 2014 first half, was driven by $15 million of higher franchise fees, $9 million of higher base management fees, and $8 million of higher incentive management fees, partially offset by $10 million of lower owned, leased, and other revenue, net of direct expenses, $5 million of higher general, administrative and other expenses, $3 million of lower gains and other income, net, and $2 million of higher depreciation, amortization, and other expense.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Lower owned, leased, and other revenue, net of direct expenses primarily reflected $5 million of higher pre-opening costs, $3 million of weaker performance at a North American Full-Service property under renovation, and weaker operating results at several properties.
Higher general, administrative, and other expenses were primarily due to $6 million in higher reserves for guarantee funding.

Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $3,946 million in the 2015 first half, compared to $3,707 million in the 2014 first half.
North American Limited-Service includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites located in the United States and Canada.

	Three Months Ended			Six Months Ended
($ in millions)	June 30, 2015	June 30, 2014	Change 2015 vs. 2014	June 30, 2015	June 30, 2014	Change 2015 vs. 2014
Segment revenues	$821	$750	9%	$1,559	$1,417	10%
Segment profits	$179	$151	19%	$330	$266	24%
Since the end of the 2014 second quarter, across our North American Limited-Service segment we added 159 properties (18,295 rooms) and 25 properties (2,376 rooms) left the system. The majority of the properties that left the system were Fairfield Inn & Suites properties.
Second Quarter. For the three months ended June 30, 2015, compared to the three months ended June 30, 2014, RevPAR for comparable systemwide North American Limited-Service properties increased by 6.1 percent to $102.23, occupancy for these properties increased by 0.3 percentage points to 78.7 percent, and average daily rates increased by 5.7 percent to $129.97.
The $28 million increase in segment profits, compared to the 2014 second quarter, reflected $16 million of higher franchise fees, $7 million of higher base management fees, $6 million of higher incentive management fees, $2 million of higher owned, leased, and other revenue, net of direct expenses, and $1 million of lower general, administrative, and other expenses, partially offset by $2 million of lower gains and other income, net and $2 million of lower equity in earnings.
Higher franchise and base management fees were due to stronger RevPAR driven by rate and unit growth, and include $5 million of higher previously deferred fees and $2 million of higher franchise licensing fees. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Lower gains and other income, net primarily reflected the $4 million expected loss on disposal for the North American Limited-Service segment plot of land discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $595 million in the 2015 second quarter, compared to $556 million in the 2014 second quarter.
First Half. For the six months ended June 30, 2015, compared to the six months ended June 30, 2014,
RevPAR for comparable systemwide North American Limited-Service properties increased by 7.1 percent to $94.78, occupancy for these properties increased by 1.0 percentage points to 74.5 percent, and average daily rates increased by 5.6 percent to $127.24.
The $64 million increase in segment profits, compared to the 2014 first half, reflected $49 million of higher franchise fees, $10 million of higher base management fees, $8 million of higher incentive management fees, and $3 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $3 million of lower gains and other income, net, $2 million of lower equity in earnings, $1 million of higher depreciation, amortization, and other expense, and unchanged general, administrative, and other expenses.
Higher franchise and base management fees were due to stronger RevPAR driven by rate and unit growth, and include $21 million of higher franchise licensing fees and $6 million of higher previously deferred fees. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Higher owned, leased, and other revenue, net of direct expenses largely reflected favorable operating results at several of our properties.
Lower gains and other income, net primarily reflected the $4 million expected loss on disposal for the North American Limited-Service segment plot of land discussed in Footnote No. 2, “Acquisitions and Dispositions.”

Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,138 million in the 2015 first half, compared to $1,067 million in the 2014 first half.
International includes properties, regardless of brand, that are located outside the United States and Canada.

	Three Months Ended			Six Months Ended
($ in millions)	June 30, 2015	June 30, 2014	Change 2015 vs. 2014	June 30, 2015	June 30, 2014	Change 2015 vs. 2014
Segment revenues	$549	$568	(3)%	$1,091	$1,088	—%
Segment profits	$57	$74	(23)%	$134	$139	(4)%
Since the end of the 2014 second quarter, across our International regions we added 61 properties (18,709 rooms), and 17 properties (2,024 rooms) left the system.
Second Quarter. For the three months ended June 30, 2015, compared to the three months ended June 30, 2014, RevPAR for comparable systemwide International properties increased by 4.5 percent to $126.35, occupancy for these properties increased by 2.5 percentage points to 74.0 percent, and average daily rates increased by 0.9 percent to $170.68. See “Business and Overview” for a discussion of International drivers of results.
The $17 million decrease in segment profits, compared to the 2014 second quarter, consisted primarily of $17 million of lower gains and other income, net, $4 million of lower incentive management fees, and $4 million in higher general, administrative, and other expenses, partially offset by $4 million in higher base management and franchise fees, $4 million of lower depreciation, amortization, and other expense, and $1 million of higher owned, leased, and other revenue, net of direct expenses.
The increase in base management and franchise fees was due to stronger RevPAR driven by occupancy and unit growth, partially offset by the impact of $4 million in unfavorable foreign exchange rates. Decreased incentive management fees were principally from the impact of $4 million in unfavorable foreign exchange rates.
Higher owned, leased, and other revenue, net of direct expenses largely reflected favorable operating results at several of our properties, partially offset by $3 million in lower branding fees and $2 million from an unfavorable impact of foreign exchange rates.
Lower depreciation, amortization, and other expense resulted from amortization true-ups.
Higher general, administrative, and other expenses were primarily due to higher costs for branding and service initiatives to enhance and grow our brands globally.
Lower gains and other income, net primarily reflected the $18 million expected loss on disposal for the International property discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Cost reimbursements revenue and expenses for our International properties totaled $324 million in the 2015 second quarter, compared to $321 million in the 2014 second quarter.
First Half. For the six months ended June 30, 2015, compared to the six months ended June 30, 2014,
RevPAR for comparable systemwide International properties increased by 5.5 percent to $125.34, occupancy for these properties increased by 2.8 percentage points to 71.4 percent, and average daily rates increased by 1.3 percent to $175.53. See "Business and Overview" for a discussion of results in the various International regions.
The $5 million decrease in segment profits, compared to the 2014 first half, consisted primarily of $18 million of lower gains and other income, net and $8 million of higher general, administrative, and other expenses, partially offset by $11 million of higher base management and franchise fees, $7 million of higher owned, leased, and other revenue, net of direct expenses, $1 million of higher incentive management fees, and $1 million of lower depreciation, amortization, and other expense.
The increase in base management and franchise fees was due to stronger RevPAR driven by both occupancy and rate and unit growth, partially offset by the impact of $5 million in unfavorable foreign exchange rates.

Increased incentive management fees were primarily driven by higher net house profit at managed hotels and unit growth, largely offset by the impact of $6 million in unfavorable foreign exchange rates.
Higher owned, leased, and other revenue, net of direct expenses largely reflected favorable operating results at several of our properties, partially offset by $3 million in lower branding fees and $3 million from an unfavorable impact of foreign exchange rates.
Lower depreciation, amortization, and other expense resulted from amortization true-ups, partially offset by $3 million of higher contract amortization and write-offs.
Higher general, administrative, and other expenses were primarily due to higher costs for branding and service initiatives to enhance and grow our brands globally.
Lower gains and other income, net reflected the $18 million expected loss on disposal for the International property discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Cost reimbursements revenue and expenses for our International properties totaled $634 million in the 2015 first half, compared to $625 million in the 2014 first half.
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
During the 2015 first half, we granted 1.3 million RSUs, 0.1 million PSUs, and 0.3 million SARs. See Footnote No. 4, “Share-Based Compensation,” for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 1, “Basis of Presentation,” to our Financial Statements for information on our anticipated adoption of a recently issued accounting standard.
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
At June 30, 2015, our available borrowing capacity amounted to $929 million and reflected borrowing capacity of $789 million under our Credit Facility and our cash balance of $140 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,211 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Cash and cash equivalents totaled $140 million at June 30, 2015, an increase of $36 million from year-end 2014, reflecting cash inflows associated with the following: operating activities ($752 million), dispositions ($581 million) primarily from the sale of The Miami Beach EDITION and The New York (Madison Square Park) EDITION (see Footnote No. 2, “Acquisitions and Dispositions” for more information on our dispositions), increased commercial paper borrowings ($136 million), redemption of our preferred equity ownership investment ($121 million), common stock issuances ($31 million), and net other investing cash inflows ($14 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($1,107 million), capital expenditures ($159 million), acquisition of a business, net of cash acquired ($136 million), dividend payments ($124 million), and contract acquisition costs ($72 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2015 second quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $159 million in the 2015 first half and $156 million in the 2014 first half that included expenditures for the development and construction of new hotels, as well as improvements to existing properties and systems initiatives. We expect investment spending for the 2015 full year will total approximately $600 million to $800 million, including approximately $140 million for maintenance capital spending. Investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2015 first half.
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
Spin-off Cash Tax Benefits
Tax matters that could affect our cash tax benefits from the 2011 spin-off of our timeshare operations and timeshare development business were resolved in 2013, and we expect that the spin-off will result in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $447 million of those benefits through 2014, and expect to realize approximately $33 million of cash tax benefits in the remainder of 2015.
Contractual Obligations
As of the end of the 2015 second quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.
At the end of the 2015 second quarter, debt increased by $136 million to $3,917 million, compared to $3,781 million at year-end 2014, and reflected a $139 million increase in commercial paper borrowings. At the end of the 2015 second quarter, future debt payments plus interest totaled $4,325 million and are due as follows: $380 million in 2015; $385 million in 2016; $371 million in 2017; $1,279 million in 2018; $657 million in 2019; and $1,253 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2015 second quarter, our long-term debt had a weighted average interest rate of 2.6 percent and a weighted average maturity of approximately 4.4 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2015 second quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Form 10-K, other than those described below resulting from changes in the amount of guarantees where we are the primary obligor.
At the end of the 2015 second quarter, guarantees where we are the primary obligor decreased by $4 million to $145 million, compared to $149 million at year-end 2014, and reflected a $5 million increase in debt service guarantees, and a $9 million decrease in operating profit and other guarantees. At the end of the 2015 second quarter, future guarantee commitments expire as follows: $1 million in 2015; $5 million in 2016; $20 million in 2017; $14 million in 2018; $78 million in 2019; and $27 million thereafter.
See the “Guarantees” caption in Footnote No. 6, “Commitments and Contingencies” for additional information on our guarantees.
Share Repurchases
We purchased 9.1 million shares of our common stock during the 2015 second quarter, at an average price of $78.44 per share. As of June 30, 2015, 25.5 million shares remained available for repurchase under authorizations from our Board of Directors. See Part II, Item 2 of this report for more information on our share repurchases.

Dividends
Our Board of Directors declared the following quarterly cash dividends in the 2015 first half: (1) $0.20 per share declared on February 12, 2015 and paid March 27, 2015 to shareholders of record on February 27, 2015; and (2) $0.25 per share declared on May 8, 2015 and paid June 26, 2015 to shareholders of record on May 22, 2015.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize, and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2015 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The growing significance of our operations outside of the United States makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. We currently operate or franchise hotels and resorts in 81 countries, and our operations outside the United States represented approximately 18 percent of our revenues in the 2015 first half. We expect that our international revenues will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome) and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s Look No Further® Best Rate Guarantee has helped prevent customer preference shift to the intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. In addition, recent regulatory investigations outside of the U.S. challenge the legality under antitrust law of contract provisions that support programs such as Marriott’s Look No Further® Best Rate Guarantee, and we cannot assure you that the courts will ultimately uphold such provisions. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott.com, or through their fees increasing the overall cost of Internet bookings for our hotels. In addition, if we fail to reach satisfactory agreements with intermediaries as our contracts with them come up for periodic renewal, our hotels might no longer appear on their websites and we could lose business as a result.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015 - April 30, 2015	1.7	$79.46	1.7	32.9
May 1, 2015 - May 31, 2015	3.4	$79.44	3.4	29.5
June 1, 2015 - June 30, 2015	4.0	$77.13	4.0	25.5

(1)
On February 12, 2015, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of June 30, 2015, 25.5 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

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
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014; (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
30th day of July, 2015

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)