Form 10-Q
period 2015-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2015-10-29
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 257,128,905 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 16, 2015.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
REVENUES
Base management fees	$170	$178	$526	$509
Franchise fees	227	203	652	560
Incentive management fees	68	67	238	220
Owned, leased, and other revenue	229	244	729	747
Cost reimbursements	2,884	2,768	8,635	8,201
	3,578	3,460	10,780	10,237
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	175	189	552	573
Reimbursed costs	2,884	2,768	8,635	8,201
Depreciation, amortization, and other	31	33	107	116
General, administrative, and other	149	172	446	479
	3,239	3,162	9,740	9,369
OPERATING INCOME	339	298	1,040	868
Gains and other income, net	—	1	20	4
Interest expense	(43)	(29)	(121)	(89)
Interest income	5	8	19	17
Equity in earnings	8	12	13	6
INCOME BEFORE INCOME TAXES	309	290	971	806
Provision for income taxes	(99)	(98)	(314)	(250)
NET INCOME	$210	$192	$657	$556
EARNINGS PER SHARE
Earnings per share - basic	$0.80	$0.66	$2.43	$1.90
Earnings per share - diluted	$0.78	$0.65	$2.38	$1.86
CASH DIVIDENDS DECLARED PER SHARE	$0.25	$0.20	$0.70	$0.57
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$210	$192	$657	$556
Other comprehensive (loss) income:
Foreign currency translation adjustments	(28)	(18)	(47)	(18)
Derivative instrument adjustments, net of tax	2	3	9	4
Unrealized (loss) gain on available-for-sale securities, net of tax	(3)	—	(5)	2
Reclassification of (gains) losses, net of tax	(3)	1	(7)	3
Total other comprehensive loss, net of tax	(32)	(14)	(50)	(9)
Comprehensive income	$178	$178	$607	$547

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and equivalents	$95	$104
Accounts and notes receivable, net	1,144	1,100
Current deferred taxes, net	257	311
Prepaid expenses	58	64
Other	30	109
Assets held for sale	139	233
	1,723	1,921
Property and equipment, net	985	1,460
Intangible assets
Contract acquisition costs and other	1,450	1,351
Goodwill	970	894
	2,420	2,245
Equity and cost method investments	174	224
Notes receivable, net	154	215
Deferred taxes, net	450	530
Other noncurrent assets	247	270
	$6,153	$6,865
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$615	$324
Accounts payable	577	605
Accrued payroll and benefits	779	799
Liability for guest loyalty programs	930	677
Accrued expenses and other	608	655
	3,509	3,060
Long-term debt	3,689	3,457
Liability for guest loyalty programs	1,531	1,657
Other noncurrent liabilities	1,013	891
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,791	2,802
Retained earnings	4,740	4,286
Treasury stock, at cost	(11,005)	(9,223)
Accumulated other comprehensive loss	(120)	(70)
	(3,589)	(2,200)
	$6,153	$6,865

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net income	$657	$556
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	107	116
Share-based compensation	84	81
Income taxes	120	83
Liability for guest loyalty programs	119	70
Working capital changes	(77)	(37)
Other	70	81
Net cash provided by operating activities	1,080	950
INVESTING ACTIVITIES
Capital expenditures	(218)	(267)
Dispositions	612	292
Loan advances	(12)	(103)
Loan collections	21	26
Equity and cost method investments	(5)	(7)
Contract acquisition costs	(89)	(47)
Acquisition of a business, net of cash acquired	(137)	(184)
Redemption of preferred equity investment	121	—
Other	80	(14)
Net cash provided by (used in) investing activities	373	(304)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(274)	375
Issuance of long-term debt	790	—
Repayment of long-term debt	(7)	(5)
Issuance of Class A Common Stock	39	129
Dividends paid	(189)	(167)
Purchase of treasury stock	(1,821)	(954)
Net cash used in financing activities	(1,462)	(622)
(DECREASE)/INCREASE IN CASH AND EQUIVALENTS	(9)	24
CASH AND EQUIVALENTS, beginning of period	104	126
CASH AND EQUIVALENTS, end of period	$95	$150
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2015 and December 31, 2014, the results of our operations for the three and nine months ended September 30, 2015 and September 30, 2014, and cash flows for the nine months ended September 30, 2015, and September 30, 2014. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
New Accounting Standard Updates (“ASU”)
ASU No. 2014-09 - “Revenue from Contracts with Customers” (“ASU No. 2014-09”)
ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Financial Accounting Standards Board has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures.

2.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the 2015 second quarter, we acquired the Delta Hotels and Resorts brand, management and franchise business, together with related intellectual property, from Delta Hotels Limited Partnership, a subsidiary of British Columbia Investment Management Corporation (“bcIMC”) for approximately $134 million (C$170 million), plus $2 million (C$2 million) of working capital, for a total purchase price of $136 million (C$172 million) in cash. We finalized the purchase accounting during the 2015 third quarter and recognized approximately: $127 million (C$161 million) in intangible assets consisting of contract assets of $17 million (C$22 million), an indefinite-lived brand intangible of $91 million (C$115 million), and goodwill of $19 million (C$24 million); and $9 million (C$11 million) of tangible assets consisting of property and equipment and other assets. As a result of the transaction, we added 37 open hotels and resorts with 9,590 rooms across Canada, 27 of which are managed (including 13 under new 30-year management agreements with bcIMC-affiliated entities) and 10 of which are franchised, plus five hotels under development (including one under a new 30-year management agreement with a bcIMC-affiliated entity).
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
At the end of the 2015 third quarter, we held $139 million of assets classified as “Assets held for sale” and $12 million of liabilities associated with those assets recorded under “Accrued expenses and other” on our Balance Sheet for assets that we expect to sell by early 2016. We determined that the carrying values of those assets exceeded their fair values, which we estimated using a market approach and Level 3 inputs. Consequently, we recorded charges for the expected disposal loss, which represent the excess of the carrying values, including any goodwill we must allocate, over the fair values, less cost to sell. The assets and liabilities we classified as held for sale and associated charges relate to the following:

•
$59 million in assets and $5 million in liabilities for an International property. During the 2015 second quarter we recorded an $18 million expected loss in the “Gains and other income, net” caption of our Income Statements when we received a signed letter of intent for the sale of that property.

•
$47 million in assets and $1 million in liabilities for a North American Limited-Service segment plot of land. During the 2015 second quarter, we determined that achieving certain milestones outlined in a signed purchase and sale agreement was likely, and we recorded a $4 million expected loss in the “Gains and other income, net” caption of our Income Statements.

•
$33 million in assets and $6 million in liabilities for The Miami Beach EDITION residences (the “residences”). During the 2015 first quarter, we recorded a $6 million charge, which we did not allocate to any of our segments, following a review of comparable property values. We classified the residences charge in the “Depreciation, amortization, and other” caption of our Income Statements because it is part of a larger mixed-use project for which we had recorded similar charges in prior periods. During the 2015 first three quarters, we sold five residences and received $20 million in cash.

3.    EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Computation of Basic Earnings Per Share
Net income	$210	$192	$657	$556
Weighted average shares outstanding	262.2	288.9	270.7	292.5
Basic earnings per share	$0.80	$0.66	$2.43	$1.90
Computation of Diluted Earnings Per Share
Net income	$210	$192	$657	$556
Weighted average shares outstanding	262.2	288.9	270.7	292.5
Effect of dilutive securities
Employee stock option and appreciation right plans	2.2	2.9	2.3	3.2
Deferred stock incentive plans	0.6	0.7	0.6	0.7
Restricted stock units	2.3	2.9	2.5	3.0
Shares for diluted earnings per share	267.3	295.4	276.1	299.4
Diluted earnings per share	$0.78	$0.65	$2.38	$1.86
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded antidilutive stock options and stock appreciation rights of 0.3 million for the 2015 third quarter and 0.2 million for the 2015 first three quarters from our calculation of diluted earnings per share because their exercise prices were greater than the average market prices. We had no antidilutive stock options or stock appreciation rights for the 2014 third quarter and the 2014 first three quarters.
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
We recorded share-based compensation expense for award grants of $29 million for the 2015 third quarter and $28 million for the 2014 third quarter, $84 million for the 2015 first three quarters, and $81 million for the 2014 first three quarters. Deferred compensation costs for unvested awards totaled $145 million at September 30, 2015 and $114 million at December 31, 2014.

RSUs and PSUs
We granted 1.3 million RSUs during the 2015 first three quarters to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million PSUs during the 2015 first three quarters to certain executive officers, subject to the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and net administrative expense over, or at the end of, a three-year vesting period. RSUs, including PSUs, granted in the 2015 first three quarters had a weighted average grant-date fair value of $79.
SARs
We granted 0.3 million SARs to officers, key employees, and non-employee directors during the 2015 first three quarters. These SARs generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2015 first three quarters was $26 and the weighted average exercise price was $83.
We used the following assumptions as part of a binomial lattice-based valuation to determine the fair value of the SARs we granted during the 2015 first three quarters:

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
Other Information
As of the end of the 2015 third quarter, we had 24 million remaining shares authorized under the Stock Plan, including 6 million shares under the Stock Option Program and the SAR Program.
5.    INCOME TAXES
Our effective tax rate decreased from 33.9% to 32.4% for the three months ended September 30, 2015 primarily due to a lower effective tax rate on foreign pre-tax earnings and 2014 unrealized foreign exchange gains that were taxed within a foreign jurisdiction, partially offset by higher pre-tax earnings in the U.S., which are taxed at a higher rate. Our effective rate increased from 31.0% to 32.4% for the nine months ended September 30, 2015 primarily due to a $21 million prior year resolution of an issue with the U.S. federal tax authorities for a guest marketing program that was favorable to the 2014 first quarter results, partially offset by a deferred tax benefit due to changes in state income tax laws, in addition to the 2015 third quarter items discussed above.
For the 2015 third quarter, our unrecognized tax benefits balance of $29 million increased by $19 million from year-end 2014 for tax positions taken during the current period. The unrecognized tax benefits balance included $21 million of tax positions that, if recognized, would impact our effective tax rate.

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
We paid cash for income taxes, net of refunds, of $161 million in the 2015 first three quarters and $105 million in the 2014 first three quarters.
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at September 30, 2015 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$40	$14
Operating profit	86	41
Other	13	1
Total guarantees where we are the primary obligor	$139	$56
Our liability at September 30, 2015, for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $3 million of “Accrued expenses and other” and $53 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $11 million of debt service guarantees, $26 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
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

The preceding table also does not include the following guarantees:

•
$66 million of guarantees for Senior Living Services lease obligations of $49 million (expiring in 2019) and lifecare bonds of $17 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $3 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $14 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at September 30, 2015. In conjunction with our consent of the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $59 million at the end of the 2015 third quarter, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise’s management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O’Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise’s management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $4 million and total remaining rent payments through the initial term of approximately $20 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $3 million (€2 million) of which remained at September 30, 2015. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit our system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
A guarantee relating to the timeshare business, which was outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. The guarantee relates to a Marriott Vacations Worldwide Corporation (“MVW”) payment obligation, for which we had an exposure of $6 million (8 million Singapore Dollars) at September 30, 2015. MVW has indemnified us for this obligation, which we expect will expire in 2022. We have not funded any amounts under this obligation, and do not expect to do so in the future. Our liability for this obligation had a carrying value of $1 million at September 30, 2015.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2015 third quarter for this guarantee was $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at September 30, 2015.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, as of September 30, 2015, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
A commitment to invest up to $7 million of equity for a non-controlling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We do not expect to fund this commitment, which expires in 2016.

•
A commitment to invest up to $22 million of equity for non-controlling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund $3 million of this commitment in 2016. We do not expect to fund the remaining $19 million of this commitment prior to the end of the commitment period in 2016.

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We expect to fund this commitment in 2016.

•	A commitment to invest $2 million (R$10 million) for the development of a property. We expect to fund the majority of this commitment in 2015.

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

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business totaling $161 million. We expect to purchase goods and services subject to these commitments as follows: $19 million in 2015, $56 million in 2016, $45 million in 2017, and $41 million thereafter.

•	A $5 million loan commitment that we extended to the operating tenant of a property to cover the cost of renovation shortfalls. We expect to fund this commitment in 2016.

•	Several commitments aggregating $30 million with no expiration date and which we do not expect to fund.
Letters of Credit
At September 30, 2015, we had $85 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote No. 7, “Long-Term Debt”), the majority of which were for our self-insurance programs. Surety bonds issued as of September 30, 2015, totaled $153 million, the majority of which federal, state, and local governments requested in connection with our self-insurance programs.
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
In March 2012, the Korea Fair Trade Commission (“KFTC”) obtained documents from two of our managed hotels in Seoul, Korea in connection with an investigation which we believe is focused on pricing of hotel services within the Seoul region. Since then, the KFTC has conducted additional fact-gathering at those two hotels and also has collected information from another Marriott managed hotel located in Seoul. We understand that the KFTC also has sought documents from numerous other hotels in Seoul and other parts of Korea that we do not operate, own, or franchise. We have not received a complaint or other legal process. We are cooperating with this investigation.

7.    LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2015 third quarter and year-end 2014:

	At Period End
($ in millions)	September 30, 2015	December 31, 2014
Senior Notes:
Series G, interest rate of 5.8%, face amount of $316, maturing November 10, 2015 (effective interest rate of 6.8%)	$316	$314
Series H, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)	289	289
Series I, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	597	596
Series L, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	348
Series N, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	398	397
Series O, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	449	—
Series P, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	346	—
Commercial paper, average interest rate of 0.5% at September 30, 2015	803	1,072
$2,000 Credit Facility	—	—
Other	116	123
	4,304	3,781
Less current portion classified in:
Current portion of long-term debt	(615)	(324)
	$3,689	$3,457
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $71 million in the 2015 first three quarters and $49 million in the 2014 first three quarters.
In the 2015 third quarter, we issued $800 million aggregate principal amount of 2.875 percent Series O Notes due 2021 (the “Series O Notes”) and 3.750 percent Series P Notes due 2025 (the “Series P Notes” and together with the Series O Notes, the “Notes”). We received net proceeds of approximately $790 million from the offering of the Notes, after deducting the underwriting discount and estimated expenses. We expect to use these proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper or other borrowings as they become due. We will pay interest on the Series O Notes on March 1 and September 1 of each year, commencing on March 1, 2016, and we will pay interest on the Series P Notes on April 1 and October 1 of each year, commencing on April 1, 2016.
We issued the Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee. We may redeem some or all of each series of the Notes prior to maturity under the terms provided in the applicable form of Note.
We are a party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, and letters of credit. The availability of the Credit Facility also supports our commercial paper program. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at September 30, 2015.
The following table presents future principal payments that are due for our debt as of the end of the 2015 third quarter:

Debt Principal Payments ($ in millions)	Amount
2015	$320
2016	298
2017	302
2018	812
2019	607
Thereafter	1,965
Balance at September 30, 2015	$4,304
8.    PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at the end of the 2015 third quarter and year-end 2014:

	At Period End
($ in millions)	September 30, 2015	December 31, 2014
Land	$299	$457
Buildings and leasehold improvements	692	781
Furniture and equipment	777	775
Construction in progress	113	365
	1,881	2,378
Accumulated depreciation	(896)	(918)
	$985	$1,460
See Footnote No. 2, “Acquisitions and Dispositions” for information on charges we recorded in the 2015 first half in both the “Depreciation, amortization, and other” and “Gains and other income, net” captions of our Income Statements.
9.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2015 third quarter and year-end 2014:

	At Period End
($ in millions)	September 30, 2015	December 31, 2014
Senior, mezzanine, and other loans	$235	$242
Less current portion	(81)	(27)
	$154	$215
We do not have any past due notes receivable amounts at the end of the 2015 third quarter. The unamortized discounts for our notes receivable were $24 million at the end of the 2015 third quarter and $25 million at year-end 2014.

The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2015 third quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2015	$8
2016	74
2017	3
2018	4
2019	2
Thereafter	144
Balance at September 30, 2015	$235
Weighted average interest rate at September 30, 2015	6.5%
Range of stated interest rates at September 30, 2015	0-10.0%
At the end of the 2015 third quarter, our recorded investment in impaired senior, mezzanine, and other loans was $71 million. We had a $55 million allowance for credit losses, leaving $16 million of exposure to our investment in impaired loans. At year-end 2014, our recorded investment in impaired senior, mezzanine, and other loans was $63 million, and we had a $50 million allowance for credit losses, leaving $13 million of exposure to our investment in impaired loans. The activity in our notes receivable reserve during the 2015 first three quarters consisted of an increase to fully reserve for interest on an impaired note receivable. Our average investment in impaired notes receivable totaled $71 million for the 2015 third quarter; $67 million for the 2015 first three quarters, $108 million for the 2014 third quarter and $104 million for the 2014 first three quarters.
10.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	September 30, 2015		December 31, 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$154	$151	$215	$214
Marketable securities	38	38	44	44
Total noncurrent financial assets	$192	$189	$259	$258

Senior Notes	$(2,780)	$(2,858)	$(2,272)	$(2,370)
Commercial paper	(803)	(803)	(1,072)	(1,072)
Other long-term debt	(101)	(113)	(108)	(122)
Other noncurrent liabilities	(58)	(58)	(57)	(57)
Total noncurrent financial liabilities	$(3,742)	$(3,832)	$(3,509)	$(3,621)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of a publicly traded company, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities was $38 million at the end of the 2015 third quarter.
In the 2015 third quarter, our equity method investment in an entity that owns two hotels was redeemed. We received $42 million in cash, which was our basis in the investment, and included the proceeds in the “other” caption of our Investing Activities section of our Condensed Consolidated Statements of Cash Flow.

In the 2015 second quarter, the sale of an entity that owns three hotels that we manage triggered the mandatory redemption feature of our preferred equity ownership interest in that entity. We received $121 million in cash and realized a gain of $41 million for the redemption, which we recorded in the “Gains and other income, net” caption of our Income Statements. We had accounted for this investment as a debt security and classified it as a current asset as of year-end 2014. At the date of redemption, it had an amortized cost of $80 million, including accrued interest. We continue to manage the hotels under long-term agreements.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 7, “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2015 third quarter and year-end 2014, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. We measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2015 third quarter and year-end 2014, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” of our 2014 Form 10-K for more information on the input levels we use in determining fair value.
11.    OTHER COMPREHENSIVE (LOSS) INCOME AND SHAREHOLDERS' (DEFICIT) EQUITY
The following tables detail the accumulated other comprehensive (loss) income activity for the 2015 first three quarters and 2014 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2014	$(72)	$(9)	$11	$(70)
Other comprehensive (loss) income before reclassifications (1)	(47)	9	(5)	(43)
Reclassification of losses (gains) from accumulated other comprehensive loss	3	(10)	—	(7)
Net other comprehensive loss	(44)	(1)	(5)	(50)
Balance at September 30, 2015	$(116)	$(10)	$6	$(120)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2013	$(31)	$(19)	$6	$(44)
Other comprehensive (loss) income before reclassifications (1)	(18)	4	2	(12)
Reclassification of losses from accumulated other comprehensive loss	—	3	—	3
Net other comprehensive (loss) income	(18)	7	2	(9)
Balance at September 30, 2014	$(49)	$(12)	$8	$(53)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes a gain on intra-entity foreign currency transactions that are of a long-term investment nature of $33 million for the 2015 first three quarters and $36 million for the 2014 first three quarters.

The following table details the changes in common shares outstanding and shareholders’ deficit for the 2015 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
279.9	Balance at year-end 2014	$(2,200)	$5	$2,802	$4,286	$(9,223)	$(70)
—	Net income	657	—	—	657	—	—
—	Other comprehensive income	(50)	—	—	—	—	(50)
—	Cash dividends ($0.70 per share)	(189)	—	—	(189)	—	—
2.0	Employee stock plan	40	—	(11)	(14)	65	—
(24.4)	Purchase of treasury stock	(1,847)	—	—	—	(1,847)	—
257.5	Balance at September 30, 2015	$(3,589)	$5	$2,791	$4,740	$(11,005)	$(120)
During the 2015 third quarter, we corrected immaterial errors attributable to excess tax benefits for share-based compensation that we allocated to foreign affiliates, which had previously resulted in overstatements in both the “Provision for income taxes” in our Income Statements and “Additional paid-in-capital” in our Balance Sheets for the years 2003-2014. We recorded a cumulative $25 million adjustment to “Additional paid-in-capital” with a corresponding increase to “Retained earnings.” We have reflected the adjustment in the Shareholders’ (Deficit) Equity table above as a component of “Employee stock plan.”
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

Segment Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
North American Full-Service Segment	$2,128	$2,042	$6,555	$6,190
North American Limited-Service Segment	846	806	2,405	2,223
International	532	546	1,623	1,634
Total segment revenues	3,506	3,394	10,583	10,047
Other unallocated corporate	72	66	197	190
Total consolidated revenues	$3,578	$3,460	$10,780	$10,237
Segment Profits

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
North American Full-Service Segment	$126	$122	$424	$407
North American Limited-Service Segment	180	177	510	443
International	69	62	203	201
Total segment profits	375	361	1,137	1,051
Other unallocated corporate	(28)	(50)	(64)	(173)
Interest expense, net of interest income	(38)	(21)	(102)	(72)
Income taxes	(99)	(98)	(314)	(250)
Net Income	$210	$192	$657	$556
The following table details the carrying amount of our goodwill at the end of the 2015 third quarter and year-end 2014:
Goodwill

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International	Total Goodwill
Year-end 2014 balance:
Goodwill	$392	$125	$431	$948
Accumulated impairment losses	—	(54)	—	(54)
	392	71	431	894

Additions	$19	$—	$—	$19
Adjustments	—	—	57	57

September 30, 2015 balance:
Goodwill	$411	$125	$488	$1,024
Accumulated impairment losses	—	(54)	—	(54)
	$411	$71	$488	$970
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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 85 countries and territories under 19 brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. At the end of the 2015 third quarter, we had 4,364 properties (749,990 rooms) in our system, including 41 home and condominium products (4,203 units) for which we manage the related owners’ associations.
Under our business model, we typically manage or franchise hotels, rather than own them. As of September 30, 2015, we operated 41 percent of the hotel rooms in our worldwide system under management agreements; our franchisees operated 56 percent under franchise agreements; and we owned or leased only two percent. The remaining one percent represented unconsolidated joint ventures, in which we have an interest, that manage hotels and provide services to franchised properties. We group our operations into three business segments: North American Full-Service, North American Limited-Service, and International.
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
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in our system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, and of our associated mobile smartphone applications and mobile website that connect to Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.
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
We define our comparable properties as those that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2014 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentages of our properties on September 30, 2015:(1) 88% of North American properties (89% excluding Delta Hotels and Resorts); (2) 59% of International properties (70% excluding Protea Hotels); and (3) 83% of total properties (86% excluding Delta Hotels and Resorts and Protea Hotels).
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
Business Trends
Our 2015 first three quarters results reflected a favorable economic climate and demand for our brands in many markets around the world, reflecting generally low supply growth in the U.S. and Europe, improved pricing in most North American markets, and a year-over-year increase in the number of properties in our system. For the three months ended September 30, 2015, comparable worldwide systemwide RevPAR increased 4.5 percent to $116.37, average daily rates increased 4.0 percent on a constant dollar basis to $150.72, and occupancy increased 0.4 percentage points to 77.2 percent, compared to the same period a year ago. For the nine months ended September 30, 2015, comparable worldwide systemwide RevPAR increased 5.6 percent to $114.35, average daily rates increased 4.3 percent on a constant dollar basis to $152.61, and occupancy increased 0.9 percentage points to 74.9 percent, compared to the same period a year ago.

Strong U.S. group and transient business demand contributed to increased rate growth in the 2015 first three quarters, allowing us to eliminate discounts, shift business into higher rated price categories, and raise room rates. Demand was particularly strong in Boston, Tampa, Dallas, Los Angeles, and San Francisco. Demand was more modest in the third quarter, when compared to the 2015 first half, due to a shift in the timing of holidays. In the 2015 third quarter, new select-service lodging supply in New York City constrained room rate growth while in Baltimore, civil unrest from earlier in the year continued to constrain demand.
In the 2015 first three quarters, bookings for future group business in the U.S. improved. As of the end of the 2015 third quarter, the group revenue pace for systemwide full-service hotels (Marriott, JW Marriott, Renaissance, The Ritz-Carlton, and Gaylord brands) in North America was up more than 7 percent for stays in both the 2015 fourth quarter and the 2016 full year, compared to the booking pace as of the end of the 2014 third quarter.
The Europe region experienced increased demand in the 2015 first three quarters, primarily due to increased transient demand driven by special events, favorable demand related to the weak currency, and the timing of Middle East religious holidays. Demand in France was constrained by weaker group and transient demand while the 2015 third quarter results improved in Russia over the first half of the year due to stronger domestic demand. In the Asia Pacific region, demand increased in the 2015 first three quarters, led by growth from corporate and other transient business in Japan, Thailand, Indonesia, and India. The growth was partially offset by weaker results in Malaysia and South Korea. RevPAR in Greater China moderated in the 2015 first three quarters due to the impact of supply growth in certain Southern China markets, continued austerity in Beijing and lower inbound travel to Hong Kong, while demand in Shanghai remained strong. Middle East demand was weaker during the 2015 second and third quarters reflecting the region’s instability, the timing of religious holidays, and an extended period of hot weather, partially offset by strong government and group demand in Saudi Arabia. Demand in the United Arab Emirates continued to be constrained mainly by new supply and, to a lesser extent, a reduction in travelers from Russia. The Africa region results remained strong in the 2015 first three quarters. In particular, demand in Egypt strengthened due to the improving stability. In the Caribbean and Latin America, strong demand throughout the region in the 2015 first three quarters was driven by greater demand in Mexico and increased leisure travel to our Caribbean and Mexican resorts, constrained somewhat by oversupply of hotels in Panama and the weaker economies in Brazil and Puerto Rico.
We monitor market conditions and provide the tools for our hotels to price rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. Our hotels modify the mix of business to improve revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2015 first three quarters, which allowed our hotels to reduce discounting and special offers for transient business in many markets. This mix improvement benefited ADR. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements.
System Growth and Pipeline
During the 2015 first three quarters, we added 229 lodging properties (40,690 rooms), while 40 properties (4,953 rooms) exited our system, increasing our total properties to 4,364 (749,990 rooms, including 9,590 rooms from the Delta Hotels and Resorts acquisition). Approximately 28 percent of new rooms are located outside North America, and 15 percent of the room additions are conversions from competitor brands.
At the end of the 2015 third quarter, we had more than 260,000 rooms in our lodging development pipeline, which includes hotel rooms under construction and under signed contracts and also includes approximately 20,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our hotel rooms (gross) will increase by approximately 7 to 8 percent in 2015, including the addition of rooms associated with the Delta Hotels and Resorts acquisition, and by approximately 6 to 7 percent, net of rooms exiting our system.

CONSOLIDATED RESULTS
The following discussion presents our analysis of the significant items of the results of our operations for the 2015 third quarter compared to the 2014 third quarter, and the 2015 first three quarters compared to the 2014 first three quarters.
Revenues
Third Quarter. Revenues increased by $118 million (3 percent) to $3,578 million in the 2015 third quarter from $3,460 million in the 2014 third quarter as a result of higher cost reimbursements revenue ($116 million), higher franchise fees ($24 million), and higher incentive management fees ($1 million), partially offset by lower owned, leased, and other revenue ($15 million), and lower base management fees ($8 million).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed, franchised, and licensed properties and relates, predominantly, to payroll costs at managed properties where we are the employer, but also includes reimbursements for other costs, such as those associated with our rewards programs, reservations, and marketing programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating income or net income. The $116 million increase in total cost reimbursements revenue, to $2,884 million in the 2015 third quarter from $2,768 million in the 2014 third quarter, reflected the impact of higher property occupancies and growth across our system. Since the end of the 2014 third quarter, our managed rooms increased by 12,659 rooms and our franchised rooms increased by 33,818 rooms, net of hotels exiting our system.
The $8 million decrease in base management fees, to $170 million in the 2015 third quarter from $178 million in the 2014 third quarter, primarily reflected decreased recognition of previously deferred fees ($13 million), the impact of unfavorable foreign exchange rates ($2 million), and lower fees due to properties that converted from managed to franchised ($2 million), partially offset by the impact of stronger RevPAR ($6 million) and unit growth across our system ($6 million).
The $24 million increase in franchise fees, to $227 million in the 2015 third quarter from $203 million in the 2014 third quarter, reflected the impact of unit growth across our system ($15 million), stronger RevPAR due to increased demand ($10 million), and higher fees due to properties that converted from managed to franchised ($3 million), partially offset by the impact of unfavorable foreign exchange rates ($2 million).
The $1 million increase in incentive management fees, to $68 million in the 2015 third quarter compared to $67 million in the 2014 third quarter, reflected higher RevPAR and house profit margins at several North American Limited-Service portfolios and the addition of incentive fees from hotels added as part of the Delta Hotels and Resorts acquisition, partially offset by $3 million from renovations or modest RevPAR growth at several incentive fee paying hotels and $4 million in unfavorable foreign exchange rates.
The $15 million decrease in owned, leased, and other revenue, to $229 million in the 2015 third quarter from $244 million in the 2014 third quarter, reflected $15 million of lower owned and leased revenue due to properties that converted to managed or franchised or left our system ($8 million), and lower revenues at properties under renovation ($6 million). Other revenue was unchanged, predominantly because higher branding fees were offset by lower termination fees.
First Three Quarters. Revenues increased by $543 million (5 percent) to $10,780 million in the 2015 first three quarters from $10,237 million in the 2014 first three quarters as a result of higher cost reimbursements revenue ($434 million), higher franchise fees ($92 million), higher incentive management fees ($18 million), and higher base management fees ($17 million), partially offset by lower owned, leased, and other revenue ($18 million).
The $434 million increase in cost reimbursements revenue, to $8,635 million in the 2015 first three quarters from $8,201 million in the 2014 first three quarters, reflected the impact of higher property occupancies and growth across our system.

The $17 million increase in base management fees, to $526 million in the 2015 first three quarters from $509 million in the 2014 first three quarters, reflected stronger RevPAR due to increased demand ($23 million) and the impact of unit growth across our system ($18 million), partially offset by decreased recognition of previously deferred fees ($7 million), decreased fees due to properties that converted from managed to franchised ($6 million), the impact of unfavorable foreign exchange rates ($6 million), and contract modifications and terminations ($5 million).
The $92 million increase in franchise fees, to $652 million in the 2015 first three quarters from $560 million in the 2014 first three quarters, reflected the impact of unit growth across our system ($40 million), stronger RevPAR due to increased demand ($29 million), increased relicensing and application fees ($22 million), and fees from properties that converted to franchised from managed ($6 million), partially offset by the impact of unfavorable foreign exchange rates ($5 million).
The $18 million increase in incentive management fees, to $238 million in the 2015 first three quarters from $220 million in the 2014 first three quarters reflected higher RevPAR and house profit margins, predominantly at our company-managed North American Limited-Service properties, and the favorable impact of the Delta Hotels and Resorts acquisition, partially offset by $10 million from renovations or modest RevPAR growth at several incentive fee paying hotels and $10 million in unfavorable foreign exchange rates.
The $18 million decrease in owned, leased, and other revenue, to $729 million in the 2015 first three quarters from $747 million in the 2014 first three quarters, reflected $24 million of lower owned and leased revenue, partially offset by $6 million in higher other revenue predominantly from branding fees and hotel service programs that we acquired as part of our 2014 second quarter acquisition of Protea Hotels. Lower owned and leased revenue reflected net weaker performance impacted by unfavorable foreign exchange rates, a decrease of $23 million attributable to properties that converted to managed or franchised or left our system, and $12 million from properties under renovation, partially offset by increases of $12 million from Protea Hotel leases we acquired in the 2014 second quarter and $11 million from The Miami Beach EDITION hotel, which opened in the 2014 fourth quarter and which we subsequently sold in the 2015 first quarter as discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Operating Income
Third Quarter. Operating income increased by $41 million to $339 million in the 2015 third quarter from $298 million in the 2014 third quarter. The $41 million increase in operating income reflected a $24 million increase in franchise fees, a $23 million decrease in general, administrative, and other expenses, a $2 million decrease in depreciation, amortization, and other expense, and $1 million of higher incentive management fees, partially offset by $8 million decrease in base management fees and $1 million of lower owned, leased, and other revenue, net of direct expenses. We discuss the reasons for the changes in base management fees, franchise fees, and incentive management fees compared to the 2014 third quarter in the preceding “Revenues” section.
The $1 million (2 percent) decrease in owned, leased, and other revenue, net of direct expenses was attributable to $1 million of lower owned and leased revenue, net of direct expenses, $4 million of lower termination fees, and $2 million of lower other property revenue, partially offset by $7 million in higher branding fees. Lower owned and leased revenue, net of direct expenses of $1 million reflects $3 million of weaker performance at a North American Full-Service property under renovation, partially offset by $2 million lower pre-opening costs.
Depreciation, amortization, and other expense decreased by $2 million (6 percent) to $31 million in the 2015 third quarter from $33 million in the 2014 third quarter. The decrease reflected a $3 million reduction in accelerated amortization for contract terminations.
General, administrative, and other expenses decreased by $23 million (13 percent) to $149 million in the 2015 third quarter from $172 million in the 2014 third quarter due to $7 million of lower compensation expense, $4 million of lower property expenses, $6 million in lower foreign exchange losses, primarily from the 2014 devaluation of assets denominated in Venezuelan Bolivars, and $4 million of lower litigation expenses.

First Three Quarters. Operating income increased by $172 million to $1,040 million in the 2015 first three quarters from $868 million in the 2014 first three quarters. The $172 million increase in operating income reflected a $92 million increase in franchise fees, a $33 million decrease in general, administrative, and other expenses, an $18 million increase in incentive management fees, a $17 million increase in base management fees, a $9 million decrease in depreciation, amortization, and other expense, and a $3 million increase in owned, leased, and other revenue, net of direct expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to the 2014 first three quarters in the preceding “Revenues” section.
The $3 million (2 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $2 million of higher owned and leased revenue, net of direct expenses and $5 million in higher branding fees, partially offset by $3 million of lower termination fees. The $2 million of higher owned and leased revenue, net of direct expenses primarily reflected stronger results at several of our North American and International properties, including $3 million from Protea Hotels, and $5 million of lower lease payments for properties that moved to managed, franchised, or left our system, partially offset by $6 million of weaker performance at a North American Full-Service property under renovation and $2 million of higher pre-opening costs.
Depreciation, amortization, and other expense decreased by $9 million (8 percent) to $107 million in the 2015 first three quarters from $116 million in the 2014 first three quarters. The decrease reflected a $25 million favorable variance to the 2014 impairment charge on the EDITION hotels, partially offset by the 2015 impairment charges of $6 million for The Miami Beach EDITION residences and $6 million for The New York (Madison Square Park) EDITION, which are both discussed in Footnote No. 2, “Acquisitions and Dispositions,” and a $4 million impairment charge on corporate equipment.
General, administrative, and other expenses decreased by $33 million (7 percent) to $446 million in the 2015 first three quarters from $479 million in the 2014 first three quarters. The decrease largely reflected a $24 million net favorable impact to our legal expenses associated with litigation resolutions, $14 million in lower foreign exchange losses, primarily from the 2014 devaluation of assets denominated in Venezuelan Bolivars, and $4 million of lower compensation expense, partially offset by $5 million in higher reserves for guarantee funding.
Gains and Other Income, Net
Third Quarter. Gains and other income, net decreased by $1 million (100 percent) to $0 million in the 2015 third quarter compared to $1 million in the 2014 third quarter.
First Three Quarters. Gains and other income, net increased by $16 million (400 percent) to $20 million in the
2015 first three quarters compared to $4 million in the 2014 first three quarters. The increase primarily reflects the $41 million gain on the redemption of our preferred equity ownership interest, discussed in Footnote No. 10, “Fair Value of Financial Instruments.” The increase was partially offset by expected disposal losses totaling $22 million for an International property ($18 million) and a North American Limited-Service segment plot of land ($4 million), discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Interest Expense
Third Quarter. Interest expense increased by $14 million (48 percent) to $43 million in the 2015 third quarter compared to $29 million in the 2014 third quarter. The increase was due to interest on the Series N Notes that we issued in the 2014 fourth quarter and higher commercial paper program borrowing rates ($4 million), in addition to net lower capitalized interest expense as a result of the completion of The Miami Beach EDITION in the 2014 fourth quarter and The New York (Madison Square Park) EDITION in the 2015 second quarter ($9 million).
First Three Quarters. Interest expense increased by $32 million (36 percent) to $121 million in the 2015 first three quarters compared to $89 million in the 2014 first three quarters. The increase was principally from the issuance of Series N Notes in the 2014 fourth quarter and higher commercial paper program borrowing rates ($12 million), in addition to net lower capitalized interest expense as a result of the completion of The Miami Beach EDITION in the 2014 fourth quarter and The New York (Madison Square Park) EDITION in the 2015 second quarter ($18 million).

Interest Income
Third Quarter. Interest income decreased by $3 million (38 percent) to $5 million in the 2015 third quarter compared to $8 million in the 2014 third quarter. The decrease was primarily due to lower interest income on the preferred equity ownership interest that we redeemed in the 2015 second quarter ($2 million).
First Three Quarters. Interest income increased by $2 million (12 percent) to $19 million in the 2015 first three quarters compared to $17 million in the 2014 first three quarters. This increase was due to higher interest income on the $85 million mezzanine loan (net of a $15 million discount) we provided to an owner in conjunction with entering into a franchise agreement for an International property in the 2014 second quarter ($6 million), partially offset by lower interest income on the preferred equity ownership interest that we redeemed in 2015 second quarter ($3 million).
Equity in Earnings
Third Quarter. Equity in earnings of $8 million in the 2015 third quarter decreased by $4 million (33 percent) from equity in earnings of $12 million in the 2014 third quarter. The decrease reflects a $9 million benefit recorded in 2014 for two of our International investments following the reversal of their liabilities associated with a tax law change in a country in which they operate, partially offset by a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities.
First Three Quarters. Equity in earnings of $13 million in the 2015 first three quarters increased by $7 million (117 percent) from equity in earnings of $6 million in the 2014 first three quarters. The increase reflects an $11 million expense recorded in 2014 for a litigation reserve associated with an equity investee. This increase was partially offset by the $4 million net impact of the changes described in the preceding “Third Quarter” discussion.
Provision for Income Tax
Third Quarter. Provision for income tax increased by $1 million (1 percent) to $99 million in the 2015 third quarter, compared to $98 million in the 2014 third quarter. The increase was primarily due to higher pre-tax earnings, partially offset by 2014 unrealized foreign exchange gains that were taxed within a foreign jurisdiction.
First Three Quarters. Provision for income tax increased by $64 million (26 percent) to $314 million in the 2015 first three quarters, compared to $250 million in the 2014 first three quarters. The increase was primarily due to higher pre-tax earnings and a $21 million favorable 2014 resolution of a U.S. federal tax issue relating to a guest marketing program, partially offset by a deferred tax benefit due to changes in state income tax laws and 2014 unrealized foreign exchange gains that were taxed within a foreign jurisdiction.
Net Income
Third Quarter. Net income increased by $18 million to $210 million in the 2015 third quarter from $192 million in the 2014 third quarter, and diluted earnings per share increased by $0.13 per share (20 percent) to $0.78 per share in the 2015 third quarter from $0.65 per share in the 2014 third quarter. As discussed in more detail in the preceding sections beginning with “Revenues,” the $18 million increase in net income compared to the year-ago quarter was due to higher franchise fees ($24 million), lower general, administrative, other expenses ($23 million), lower depreciation, amortization, and other expense ($2 million), and higher incentive management fees ($1 million). These changes were partially offset by a higher interest expense ($14 million), lower base management fees ($8 million), lower equity in earnings ($4 million), lower interest income ($3 million), lower owned, leased, and other revenue, net of direct expenses ($1 million), lower gains and other income, net ($1 million), and higher provision for income tax ($1 million).
First Three Quarters. Net income increased by $101 million to $657 million in the 2015 first three quarters from $556 million in the 2014 first three quarters, and diluted earnings per share increased by $0.52 per share (28 percent) to $2.38 per share in the 2015 first three quarters from $1.86 per share in the 2014 first three quarters. As discussed in more detail in the preceding sections beginning with “Revenues,” the $101 million increase in net income compared to the year-ago period was due to higher franchise fees ($92 million), lower general, administrative, and other expenses ($33 million), higher incentive management fees ($18 million), higher base management fees ($17 million), higher gains and other income, net ($16 million), lower depreciation, amortization, and other expense ($9 million), higher equity in earnings ($7 million), higher owned, leased, and other revenue, net of direct expenses ($3 million), and higher interest income ($2 million). These increases were partially offset by a higher provision for income tax ($64 million) and higher interest expense ($32 million).
Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), a financial measure not required by, or presented in accordance with, U.S. GAAP, reflects net income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. Our non-GAAP measure of Adjusted EBITDA further adjusts EBITDA to exclude (1) the $41 million pre-tax gain triggered by a mandatory redemption feature of a preferred equity security and the $22 million pre-tax loss on expected dispositions of real estate, which we recorded in the "Gains and other income, net” caption of our Income Statements in the 2015 second quarter; (2) the pre-tax EDITION impairment charges of $12 million in the 2015 first quarter, and $25 million in the 2014 first three quarters, which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements following an evaluation of our EDITION hotels and residences for recovery; and (3) share-based compensation expense for all periods presented.
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

We present our 2015 and 2014 third quarter and first three quarters Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income	$210	$192	$657	$556
Interest expense	43	29	121	89
Tax provision	99	98	314	250
Depreciation and amortization	31	33	95	91
Depreciation classified in reimbursed costs	15	13	43	38
Interest expense from unconsolidated joint ventures	1	—	2	2
Depreciation and amortization from unconsolidated joint ventures	3	1	8	8
EBITDA	$402	$366	$1,240	$1,034
Loss on expected disposition of real estate	—	—	22	—
Gain on redemption of preferred equity ownership interest	—	—	(41)	—
EDITION impairment charges	—	—	12	25
Share-based compensation (including share-based compensation reimbursed by third-party owners)	29	27	84	81
Adjusted EBITDA	$431	$393	$1,317	$1,140

BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments: North American Full-Service, North American Limited-Service, and International. See Footnote No. 12, “Business Segments,” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
We added 299 properties (55,295 rooms), and 58 properties (6,546 rooms) exited our system since the end of the 2014 third quarter. These figures include the addition of two residential properties (30 units). No residential properties exited our system.
See the “CONSOLIDATED RESULTS” caption earlier in this report for further information.
Third Quarter. Total segment profits (as defined in Footnote No. 12, “Business Segments”) increased by $14 million to $375 million in the 2015 third quarter from $361 million in the 2014 third quarter, and total segment revenues increased by $112 million to $3,506 million in the 2015 third quarter, a three percent increase from revenues of $3,394 million in the 2014 third quarter.
The quarter-over-quarter increase in segment revenues of $112 million was a result of $116 million of higher cost reimbursements revenue, $24 million of higher franchise fees, and $1 million of higher incentive management fees, partially offset by $21 million lower owned, leased, and other revenue and $8 million of lower base management fees. The quarter-over-quarter increase in segment profits of $14 million across our business reflected $24 million of higher franchise fees, $6 million of lower general, administrative, and other expenses, $3 million of lower depreciation, amortization, and other expense, and $1 million of higher incentive management fees, partially offset by $8 million of lower base management fees, a $6 million decrease in owned, leased, and other revenue, net of direct expenses, a $4 million decrease in equity in losses, and a $2 million of lower gains and other income, net. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2015 third quarter, 64 percent of our managed properties paid incentive management fees to us versus 56 percent in the 2014 third quarter. In North America, 60 percent of managed properties paid incentive fees in the 2015 third quarter compared to 48 percent in the 2014 third quarter. Outside North America, 69 percent of managed properties paid incentive fees in the 2015 third quarter compared to 68 percent in the 2014 third quarter. In addition, in the 2015 third quarter, 51 percent of our incentive management fees came from properties outside of North America versus 53 percent in the 2014 third quarter.
Compared to the 2014 third quarter, worldwide comparable company-operated house profit margins in the 2015 third quarter increased by 50 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 5.3 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and lower food and utility costs. These same factors, along with lower utility costs, contributed to North American company-operated house profit margins increasing by 40 basis points compared to the 2014 third quarter. HP-PAR at those same properties increased by 4.7 percent. International company-operated house profit margins increased by 60 basis points, and HP-PAR at those properties increased by 6.5 percent reflecting increased demand and higher RevPAR in most locations, improved productivity, and solid cost controls.
First Three Quarters. Total segment profits increased by $86 million to $1,137 million in the 2015 first three quarters from $1,051 million in the 2014 first three quarters, and total segment revenues increased by $536 million to $10,583 million in the 2015 first three quarters, a five percent increase from revenues of $10,047 million in the 2014 first three quarters.
The year-over-year increase in segment revenues of $536 million was a result of $435 million of higher cost reimbursements revenue, $93 million of higher franchise fees, $18 million of higher incentive management fees, and $17 million of higher base management fees, partially offset by $27 million of lower owned, leased, and other revenue. The year-over-year increase in segment profits of $86 million across our business reflected a $93 million increase in franchise fees, a $18 million increase in incentive management fees, a $17 million increase in base management fees, and a $1 million decrease in depreciation, amortization, and other expense, partially offset by $26 million of lower gains and other income, net, a $7 million increase in general, administrative, and other expenses, a

$6 million decrease in owned, leased, and other revenue, net of direct expenses, and a $4 million decrease in equity in earnings. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2015 first three quarters, 68 percent of our managed properties paid incentive management fees to us versus 60 percent in the 2014 first three quarters. In North America, 66 percent of managed properties paid incentive fees in the 2015 first three quarters compared to 53 percent in the 2014 first three quarters. Outside North America, 72 percent of managed properties paid incentive fees in both the 2015 first three quarters and in the 2014 first three quarters. In addition, in the 2015 first three quarters, 48 percent of our incentive management fees came from properties outside of North America versus 52 percent in the 2014 first three quarters.
Compared to the 2014 first three quarters, worldwide comparable company operated house profit margins in the 2015 first three quarters increased by 80 basis points and HP-PAR increased by 7.8 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and lower food and utility costs. These same factors contributed to North American company-operated house profit margins increasing by 80 basis points compared to the 2014 first three quarters. HP-PAR at those same properties increased by 7.7 percent. International company-operated house profit margins increased by 80 basis points, and HP-PAR at those properties increased by 8.1 percent reflecting increased demand and higher RevPAR in most locations, improved productivity, and solid cost controls.
See “Segment and Brand Statistics” below for detailed information on systemwide RevPAR and company-operated RevPAR by segment, region, and brand.

Property and Room Summaries
We operated, franchised, and licensed the following properties by segment and brand at September 30, 2015:

	Company-Operated		Franchised / Licensed		Other (2)
	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service
Marriott Hotels	133	70,203	199	61,300	—	—
JW Marriott	14	9,348	10	4,469	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
Renaissance Hotels	28	12,229	51	14,519	—	—
Autograph Collection Hotels	3	1,065	51	11,777	—	—
Delta Hotels and Resorts	26	6,829	11	2,761	—	—
Gaylord Hotels	5	8,098	—	—	—	—
The Ritz-Carlton	39	11,410	1	429	—	—
The Ritz-Carlton Residences (1)	31	3,757	1	55	—	—
EDITION	2	568	—	—	—	—
EDITION Residences (1)	1	25	—	—	—	—
Total North American Full-Service	292	126,447	324	95,310	—	—

North American Limited-Service
Courtyard	276	43,890	631	84,062	—	—
Residence Inn	111	16,719	571	66,899	—	—
Fairfield Inn & Suites	5	1,324	744	67,606	—	—
SpringHill Suites	30	4,720	303	34,688	—	—
TownePlace Suites	15	1,740	249	24,768	—	—
AC Hotels by Marriott	—	—	—	—	5	911
Total North American Limited-Service	437	68,393	2,498	278,023	5	911

Total North American Locations	729	194,840	2,822	373,333	5	911

International
Marriott Hotels	143	40,594	37	10,448	—	—
JW Marriott	49	18,906	3	795	—	—
Marriott Executive Apartments	28	4,181	—	—	—	—
Renaissance Hotels	53	17,194	26	7,363	—	—
Autograph Collection Hotels	3	584	31	8,623	5	348
Protea Hotels	47	5,680	55	3,932	—	—
The Ritz-Carlton	50	14,311	—	—	—	—
The Ritz-Carlton Residences (1)	8	416	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
Bulgari Hotels & Resorts	2	117	1	85	—	—
Bulgari Residences (1)	1	5	—	—	—	—
EDITION	1	173	1	78	—	—
Courtyard	69	14,767	44	7,902	—	—
Residence Inn	5	517	2	200	—	—
Fairfield Inn & Suites	3	416	1	206	—	—
AC Hotels by Marriott	—	—	—	—	77	9,448
Moxy Hotels	—	—	1	162	—	—
Total International	466	118,440	202	39,794	82	9,796

Timeshare (3)	—	—	58	12,876	—	—

Total	1,195	313,280	3,082	426,003	87	10,707

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings” caption of our Income Statements.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended September 11, 2015 and include products that are in active sales as well as those that are sold out.

The following table presents our U.S. and non-U.S. properties by segment and brand at September 30, 2015:

	Properties			Rooms
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
North American Full-Service (1)
Marriott Hotels	317	15	332	126,148	5,355	131,503
JW Marriott	23	1	24	13,596	221	13,817
Marriott Conference Centers	10	—	10	2,915	—	2,915
Renaissance Hotels	77	2	79	26,187	561	26,748
Autograph Collection Hotels	52	2	54	12,382	460	12,842
Delta Hotels and Resorts	—	37	37	—	9,590	9,590
Gaylord Hotels	5	—	5	8,098	—	8,098
The Ritz-Carlton	39	1	40	11,572	267	11,839
The Ritz-Carlton Residences (2)	30	2	32	3,598	214	3,812
EDITION	2	—	2	568	—	568
EDITION Residences (2)	1	—	1	25	—	25
	556	60	616	205,089	16,668	221,757
North American Limited-Service (1)
Courtyard	883	24	907	123,669	4,283	127,952
Residence Inn	662	20	682	80,690	2,928	83,618
Fairfield Inn & Suites	733	16	749	67,085	1,845	68,930
SpringHill Suites	331	2	333	39,109	299	39,408
TownePlace Suites	257	7	264	25,652	856	26,508
AC Hotels by Marriott (3)	5	—	5	911	—	911
	2,871	69	2,940	337,116	10,211	347,327
International (1)
Marriott Hotels	—	180	180	—	51,042	51,042
JW Marriott	—	52	52	—	19,701	19,701
Marriott Executive Apartments	—	28	28	—	4,181	4,181
Renaissance Hotels	—	79	79	—	24,557	24,557
Autograph Collection Hotels (3)	—	39	39	—	9,555	9,555
Protea Hotels	—	102	102	—	9,612	9,612
The Ritz-Carlton	—	50	50	—	14,311	14,311
The Ritz-Carlton Residences (2)	—	8	8	—	416	416
The Ritz-Carlton Serviced Apartments	—	4	4	—	579	579
Bulgari Hotels & Resorts	—	3	3	—	202	202
Bulgari Residences (2)	—	1	1	—	5	5
EDITION	—	2	2	—	251	251
Courtyard	—	113	113	—	22,669	22,669
Residence Inn	—	7	7	—	717	717
Fairfield Inn & Suites	—	4	4	—	622	622
AC Hotels by Marriott (3)	—	77	77	—	9,448	9,448
Moxy Hotels	—	1	1	—	162	162
	—	750	750	—	168,030	168,030

Timeshare (4)	45	13	58	10,609	2,267	12,876

Total	3,472	892	4,364	552,814	197,176	749,990

(1)	North American includes properties located in the United States and Canada. International includes properties located outside the United States and Canada.

(2)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(3)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings” caption of our Income Statements.

(4)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended September 11, 2015 and include products that are in active sales as well as those that are sold out.

Segment and Brand Statistics
The following tables present occupancy, average daily rate, and RevPAR for comparable properties, for the brands in our North American Full-Service and North American Limited-Service segments, and for our International properties by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Three Months Ended September 30, 2015	Change vs. Three Months Ended September 30, 2014		Three Months Ended September 30, 2015	Change vs. Three Months Ended September 30, 2014
Marriott Hotels
Occupancy	77.9%	0.3%	pts.	76.0%	0.6%	pts.
Average Daily Rate	$190.48	3.1%		$172.38	3.5%
RevPAR	$148.29	3.5%		$130.99	4.4%
Renaissance Hotels
Occupancy	75.3%	(0.1)%	pts.	75.7%	0.2%	pts.
Average Daily Rate	$171.23	2.1%		$158.78	2.7%
RevPAR	$129.02	2.0%		$120.20	2.9%
Autograph Collection Hotels
Occupancy	*	*		77.5%	0.1%	pts.
Average Daily Rate	*	*		$219.12	1.5%
RevPAR	*	*		$169.86	1.6%
The Ritz-Carlton
Occupancy	73.2%	(0.2)%	pts.	73.2%	(0.2)%	pts.
Average Daily Rate	$334.03	3.6%		$334.03	3.6%
RevPAR	$244.58	3.3%		$244.58	3.3%
Composite North American Full-Service
Occupancy	76.5%	0.0%	pts.	75.7%	0.4%	pts.
Average Daily Rate	$201.18	2.9%		$181.53	3.2%
RevPAR	$153.97	2.9%		$137.39	3.7%
Courtyard
Occupancy	75.9%	(0.4)%	pts.	77.3%	(0.1)%	pts.
Average Daily Rate	$140.10	4.9%		$138.84	5.0%
RevPAR	$106.31	4.3%		$107.37	4.9%
Residence Inn
Occupancy	81.8%	(0.3)%	pts.	83.8%	(0.3)%	pts.
Average Daily Rate	$145.06	5.5%		$143.31	5.0%
RevPAR	$118.63	5.2%		$120.15	4.7%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	75.9%	(0.3)%	pts.
Average Daily Rate	nm	nm		$112.16	4.3%
RevPAR	nm	nm		$85.17	3.8%
TownePlace Suites
Occupancy	78.0%	(2.1)%	pts.	79.8%	(0.3)%	pts.
Average Daily Rate	$107.96	8.4%		$104.11	4.4%
RevPAR	$84.24	5.6%		$83.08	4.0%
SpringHill Suites
Occupancy	79.1%	1.9%	pts.	78.9%	0.0%	pts.
Average Daily Rate	$122.15	4.4%		$121.48	4.8%
RevPAR	$96.68	7.0%		$95.81	4.8%
Composite North American Limited-Service
Occupancy	77.6%	(0.3)%	pts.	78.9%	(0.2)%	pts.
Average Daily Rate	$138.96	5.2%		$130.49	4.8%
RevPAR	$107.89	4.8%		$103.02	4.6%
Composite North American - All
Occupancy	77.0%	(0.1)%	pts.	77.8%	0.0%	pts.
Average Daily Rate	$174.81	3.7%		$148.06	4.2%
RevPAR	$134.60	3.6%		$115.18	4.2%
* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended September 30, 2015	Change vs. Three Months Ended September 30, 2014		Three Months Ended September 30, 2015	Change vs. Three Months Ended September 30, 2014
Caribbean and Latin America
Occupancy	68.5%	(1.8)%	pts.	68.5%	(0.2)%	pts.
Average Daily Rate	$205.63	5.2%		$178.19	1.9%
RevPAR	$140.95	2.4%		$122.02	1.5%
Europe
Occupancy	82.9%	2.5%	pts.	81.0%	2.8%	pts.
Average Daily Rate	$178.39	5.5%		$171.99	5.5%
RevPAR	$147.82	8.8%		$139.38	9.3%
Middle East and Africa
Occupancy	55.6%	2.8%	pts.	55.9%	3.3%	pts.
Average Daily Rate	$161.10	(2.5)%		$159.26	(2.1)%
RevPAR	$89.54	2.7%		$89.00	3.9%
Asia Pacific
Occupancy	74.4%	2.7%	pts.	75.0%	2.8%	pts.
Average Daily Rate	$144.95	0.0%		$150.42	1.0%
RevPAR	$107.89	3.7%		$112.84	4.9%
Total International (1)
Occupancy	74.2%	2.0%	pts.	74.3%	2.4%	pts.
Average Daily Rate	$166.91	2.6%		$164.48	2.8%
RevPAR	$123.87	5.5%		$122.27	6.2%
Total Worldwide (2)
Occupancy	76.1%	0.6%	pts.	77.2%	0.4%	pts.
Average Daily Rate	$172.26	3.4%		$150.72	4.0%
RevPAR	$131.05	4.1%		$116.37	4.5%

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

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Nine Months Ended September 30, 2015	Change vs. Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2015	Change vs. Nine Months Ended September 30, 2014
Marriott Hotels
Occupancy	76.8%	0.3%	pts.	74.2%	0.4%	pts.
Average Daily Rate	$195.11	4.3%		$176.04	4.6%
RevPAR	$149.84	4.7%		$130.68	5.2%
Renaissance Hotels
Occupancy	76.9%	0.5%	pts.	75.5%	0.7%	pts.
Average Daily Rate	$181.86	4.9%		$164.04	4.5%
RevPAR	$139.91	5.6%		$123.92	5.5%
Autograph Collection Hotels
Occupancy	*	*	pts.	77.4%	0.3%	pts.
Average Daily Rate	*	*		$228.74	2.7%
RevPAR	*	*		$177.05	3.1%
The Ritz-Carlton
Occupancy	73.1%	(0.3)%	pts.	73.1%	(0.3)%	pts.
Average Daily Rate	$358.00	3.5%		$358.00	3.5%
RevPAR	$261.75	3.1%		$261.75	3.1%
Composite North American Full-Service
Occupancy	76.1%	0.2%	pts.	74.4%	0.4%	pts.
Average Daily Rate	$208.96	4.0%		$187.27	4.2%
RevPAR	$158.95	4.3%		$139.40	4.7%
Courtyard
Occupancy	74.0%	0.8%	pts.	74.7%	1.1%	pts.
Average Daily Rate	$140.02	5.8%		$137.48	5.5%
RevPAR	$103.60	6.9%		$102.73	7.0%
Residence Inn
Occupancy	79.6%	0.1%	pts.	80.9%	0.1%	pts.
Average Daily Rate	$144.56	6.8%		$140.32	5.7%
RevPAR	$115.11	6.9%		$113.52	5.9%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	72.2%	0.5%	pts.
Average Daily Rate	nm	nm		$109.10	4.5%
RevPAR	nm	nm		$78.76	5.3%
TownePlace Suites
Occupancy	75.1%	0.0%	pts.	76.7%	0.4%	pts.
Average Daily Rate	$103.96	8.6%		$102.67	5.1%
RevPAR	$78.04	8.7%		$78.74	5.7%
SpringHill Suites
Occupancy	77.0%	1.0%	pts.	76.3%	0.4%	pts.
Average Daily Rate	$125.83	6.1%		$119.88	5.1%
RevPAR	$96.84	7.6%		$91.52	5.7%
Composite North American Limited-Service
Occupancy	75.7%	0.6%	pts.	76.0%	0.6%	pts.
Average Daily Rate	$138.92	6.2%		$128.42	5.3%
RevPAR	$105.17	7.0%		$97.62	6.2%
Composite North American - All
Occupancy	75.9%	0.4%	pts.	75.5%	0.5%	pts.
Average Daily Rate	$179.60	4.6%		$148.96	4.8%
RevPAR	$136.34	5.2%		$112.40	5.5%

* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Nine Months Ended September 30, 2015	Change vs. Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2015	Change vs. Nine Months Ended September 30, 2014
Caribbean and Latin America
Occupancy	73.1%	0.3%	pts.	71.0%	0.6%	pts.
Average Daily Rate	$248.64	5.2%		$213.15	3.4%
RevPAR	$181.63	5.7%		$151.24	4.3%
Europe
Occupancy	76.9%	2.7%	pts.	74.6%	2.4%	pts.
Average Daily Rate	$173.71	3.9%		$167.72	3.5%
RevPAR	$133.67	7.6%		$125.06	6.8%
Middle East and Africa
Occupancy	60.9%	4.1%	pts.	61.3%	4.0%	pts.
Average Daily Rate	$179.64	(2.7)%		$176.82	(2.0)%
RevPAR	$109.35	4.3%		$108.40	4.8%
Asia Pacific
Occupancy	73.4%	3.9%	pts.	73.8%	3.7%	pts.
Average Daily Rate	$153.16	(0.4)%		$154.77	0.4%
RevPAR	$112.36	5.1%		$114.23	5.8%
Total International (1)
Occupancy	73.0%	3.0%	pts.	72.4%	2.7%	pts.
Average Daily Rate	$176.29	1.7%		$171.34	1.9%
RevPAR	$128.72	6.0%		$123.98	5.8%
Total Worldwide (2)
Occupancy	75.0%	1.2%	pts.	74.9%	0.9%	pts.
Average Daily Rate	$178.53	3.7%		$152.61	4.3%
RevPAR	$133.82	5.4%		$114.35	5.6%

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

	Three Months Ended			Nine Months Ended
($ in millions)	September 30, 2015	September 30, 2014	Change 2015 vs. 2014	September 30, 2015	September 30, 2014	Change 2015 vs. 2014
Segment revenues	$2,128	$2,042	4%	$6,555	$6,190	6%
Segment profits	$126	$122	3%	$424	$407	4%
Since the end of the 2014 third quarter, across our North American Full-Service segment we added 63 properties (15,543 rooms), including 37 properties (9,590 rooms) from the Delta Hotels and Resorts acquisition, and three properties (1,110 rooms) left our system.
Third Quarter. For the three months ended September 30, 2015, compared to the three months ended September 30, 2014, RevPAR for comparable systemwide North American Full-Service properties increased by 3.7 percent to $137.39, occupancy for these properties increased by 0.4 percentage points to 75.7 percent, and average daily rates increased by 3.2 percent to $181.53.
The $4 million increase in segment profits, compared to the 2014 third quarter, was driven by $9 million of higher franchise fees, $1 million in higher base management fees, and $1 million of lower depreciation, amortization, and other expense, partially offset by $4 million of lower incentive management fees, $1 million of higher general, administrative, and other expenses, $1 million of lower gains and other income, net, $1 million of lower equity in earnings, and no net change in owned, leased, and other revenue, net of direct expenses.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Lower incentive management fees were due to $2 million of lower net house profit at several North American properties, including the impact of renovations, and $2 million from the timing of fee recognition.
Lower owned, leased, and other revenue, net of direct expenses primarily reflected $3 million of weaker performance at a North American Full-Service property under renovation, partially offset by $2 million of lower pre-opening costs.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $1,921 million in the 2015 third quarter, compared to $1,839 million in the 2014 third quarter.
First Three Quarters. For the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, RevPAR for comparable systemwide North American Full-Service properties increased by 4.7 percent to $139.40, occupancy for these properties increased by 0.4 percentage points to 74.4 percent, and average daily rates increased by 4.2 percent to $187.27.
The $17 million increase in segment profits, compared to the 2014 first three quarters, was driven by $24 million of higher franchise fees, $10 million of higher base management fees, and $4 million of higher incentive management fees, partially offset by $10 million of lower owned, leased, and other revenue, net of direct expenses, $6 million of higher general, administrative, and other expenses, $4 million of lower gains and other income, net, and $1 million of higher depreciation, amortization, and other expense.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth, partially offset by $3 million of contract modifications and terminations. Increased incentive management fees were primarily driven by higher net house profits at managed hotels, partially offset by $2 million from the timing of fee recognition.
Lower owned, leased, and other revenue, net of direct expenses primarily reflected $6 million of weaker performance at a North American Full-Service property under renovation and $3 million of higher pre-opening costs.

Higher general, administrative, and other expenses were primarily due to $5 million in higher reserves for guarantee funding.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $5,867 million in the 2015 first three quarters, compared to $5,546 million in the 2014 first three quarters.
North American Limited-Service includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites located in the United States and Canada.

	Three Months Ended			Nine Months Ended
($ in millions)	September 30, 2015	September 30, 2014	Change 2015 vs. 2014	September 30, 2015	September 30, 2014	Change 2015 vs. 2014
Segment revenues	$846	$806	5%	$2,405	$2,223	8%
Segment profits	$180	$177	2%	$510	$443	15%
Since the end of the 2014 third quarter, across our North American Limited-Service segment we added 164 properties (19,288 rooms) and 35 properties (3,555 rooms) left our system. The majority of the properties that left our system were from the Fairfield Inn & Suites and Residence Inn brands.
Third Quarter. For the three months ended September 30, 2015, compared to the three months ended September 30, 2014, RevPAR for comparable systemwide North American Limited-Service properties increased by 4.6 percent to $103.02, occupancy for these properties decreased by 0.2 percentage points to 78.9 percent, and average daily rates increased by 4.8 percent to $130.49.
The $3 million increase in segment profits, compared to the 2014 third quarter, reflected $11 million of higher franchise fees, $6 million of higher incentive management fees, $1 million of lower depreciation, amortization, and other expense, and $1 million of lower general, administrative, and other expenses, partially offset by $11 million of lower base management fees and $5 million of lower owned, leased, and other revenue, net of direct expenses.
Higher franchise fees were due to stronger RevPAR driven by rate and unit growth, partially offset by $2 million of lower franchise licensing fees. Base management fees were lower due to a $13 million reduction in previously deferred fees. Increased incentive management fees were primarily driven by higher net house profits at a few portfolios of managed hotels.
Lower owned, leased, and other revenue, net of direct expenses primarily reflected $4 million of lower termination fees.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $623 million in the 2015 third quarter, compared to $585 million in the 2014 third quarter.
First Three Quarters. For the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, RevPAR for comparable systemwide North American Limited-Service properties increased by 6.2 percent to $97.62, occupancy for these properties increased by 0.6 percentage points to 76.0 percent, and average daily rates increased by 5.3 percent to $128.42.
The $67 million increase in segment profits, compared to the 2014 first three quarters, reflected $60 million of higher franchise fees, $14 million of higher incentive management fees, and $1 million of lower general, administrative, and other expenses, partially offset by $3 million of lower gains and other income, net, $2 million of lower equity in earnings, $2 million of lower owned, leased, and other revenue, net of direct expenses, and $1 million of lower base management fees.
Higher franchise fees were due to stronger RevPAR driven by rate and unit growth, and include $19 million of higher franchise licensing and application fees. Base management fees were lower due to a $7 million reduction in previously deferred fees and $5 million of lower fees from property conversions to franchised, partially offset by stronger RevPAR and unit growth. Increased incentive management fees were primarily driven by higher net house profits at a few portfolios of managed hotels.

Lower owned, leased, and other revenue, net of direct expenses primarily reflected $3 million of lower termination fees, partially offset by favorable operating results at two of our properties.
Lower gains and other income, net primarily reflected the $4 million expected loss on disposal for the North American Limited-Service segment plot of land discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,761 million in the 2015 first three quarters, compared to $1,652 million in the 2014 first three quarters.
International includes properties, regardless of brand, that are located outside the United States and Canada.

	Three Months Ended			Nine Months Ended
($ in millions)	September 30, 2015	September 30, 2014	Change 2015 vs. 2014	September 30, 2015	September 30, 2014	Change 2015 vs. 2014
Segment revenues	$532	$546	(3)%	$1,623	$1,634	(1)%
Segment profits	$69	$62	11%	$203	$201	1%
Since the end of the 2014 third quarter, across our International regions we added 72 properties (20,464 rooms), and 20 properties (1,881 rooms) left our system. The majority of the properties that left our system were from the Protea Hotels brand.
Third Quarter. For the three months ended September 30, 2015, compared to the three months ended September 30, 2014, RevPAR for comparable systemwide International properties increased by 6.2 percent to $122.27, occupancy for these properties increased by 2.4 percentage points to 74.3 percent, and average daily rates increased by 2.8 percent to $164.48. See “Business and Overview” for a discussion of International drivers of results.
The $7 million increase in segment profits, compared to the 2014 third quarter, consisted of $6 million of higher base management and franchise fees, $6 million of lower general, administrative, and other expenses, and $1 million of lower depreciation, amortization, and other expense, partially offset by $3 million of lower equity in earnings, $1 million of lower incentive management fees, $1 million of lower gains and other income, net, and $1 million of lower owned, leased, and other revenue, net of direct expenses.
The increase in base management and franchise fees was due to stronger RevPAR driven by occupancy and unit growth, partially offset by the impact of $3 million in unfavorable foreign exchange rates. Lower incentive management fees reflected $4 million in unfavorable foreign exchange rates and $3 million from lower net house profit at a few hotels due to weak demand or renovations, partially offset by overall higher net house profit at managed hotels.
Lower general, administrative, and other expenses were primarily due to $3 million of lower property expenses and $2 million of favorable foreign exchange rates.
Lower equity in earnings reflected a $9 million benefit recorded in 2014 for two of our International investments following the reversal of their liabilities associated with a tax law change in a country in which they operate, partially offset by a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities.
Cost reimbursements revenue and expenses for our International properties totaled $321 million in the 2015 third quarter, compared to $325 million in the 2014 third quarter.
First Three Quarters. For the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, RevPAR for comparable systemwide International properties increased by 5.8 percent to $123.98, occupancy for these properties increased by 2.7 percentage points to 72.4 percent, and average daily rates increased by 1.9 percent to $171.34. See "Business and Overview" for a discussion of results in the various International regions.

The $2 million increase in segment profits, compared to the 2014 first three quarters, consisted of $17 million of higher base management and franchise fees, $6 million of higher owned, leased, and other revenue, net of direct expenses, and $2 million of lower depreciation, amortization, and other expense, partially offset by $19 million of lower gains and other income, net, $2 million of lower equity in earnings, $2 million of higher general, administrative, and other expenses, and no net change in incentive management fees.
The increase in base management and franchise fees was due to stronger RevPAR, driven by both occupancy and rate, and unit growth, partially offset by the impact of $9 million in unfavorable foreign exchange rates. Incentive management fees were unchanged, reflecting higher net house profit at managed hotels and unit growth, primarily offset by the impact of $10 million in unfavorable foreign exchange rates and $4 million from lower net house profit at a few hotels due to weak demand or renovations.
Higher owned, leased, and other revenue, net of direct expenses largely reflected favorable operating results at several of our properties, partially offset by $4 million from an unfavorable impact of foreign exchange rates, $3 million in lower branding fees, and $2 million from a property that converted to managed.
Lower depreciation, amortization, and other expense resulted from amortization true-ups and the classification of an International property as “Assets held for sale,” partially offset by $4 million of higher contract amortization.
Higher general, administrative, and other expenses were primarily due to higher costs for branding and service initiatives to enhance and grow our brands globally, partially offset by $5 million of lower property expenses and $3 million of favorable foreign exchange rates.
Lower gains and other income, net primarily reflected the $18 million expected loss on disposal for the International property discussed in Footnote No. 2, “Acquisitions and Dispositions.”
Lower equity in earnings primarily reflects a $9 million benefit recorded in 2014 for two of our International investments following the reversal of their liabilities associated with a tax law change in a country in which they operate, partially offset by a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities.
Cost reimbursements revenue and expenses for our International properties totaled $955 million in the 2015 first three quarters, compared to $950 million in the 2014 first three quarters.
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
During the 2015 first three quarters, we granted 1.3 million RSUs, 0.1 million PSUs, and 0.3 million SARs. See Footnote No. 4, “Share-Based Compensation,” for more information.
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
At September 30, 2015, our available borrowing capacity amounted to $1,292 million and reflected borrowing capacity of $1,197 million under our Credit Facility and our cash balance of $95 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $803 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Cash and cash equivalents totaled $95 million at September 30, 2015, a decrease of $9 million from year-end 2014, reflecting cash outflows associated with the following: purchase of treasury stock ($1,821 million), capital expenditures ($218 million), decreased commercial paper borrowings ($274 million), dividend payments ($189 million), acquisition of a business, net of cash acquired ($137 million), and contract acquisition costs ($89 million). The following cash inflows partially offset these cash outflows: operating activities ($1,080 million), dispositions ($612 million) primarily from the sale of The Miami Beach EDITION and The New York (Madison Square Park) EDITION (see Footnote No. 2, “Acquisitions and Dispositions” for more information on our dispositions), issuance of long-term debt ($790 million) from the Series O and P Senior Notes (see Footnote No. 7, “Long-Term Debt), redemption of a preferred equity ownership investment ($121 million), net other investing cash inflows ($80 million), and common stock issuances ($39 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2015 third quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.

We made capital expenditures of $218 million in the 2015 first three quarters and $267 million in the 2014 first three quarters that included expenditures for the development and construction of new hotels, as well as improvements to existing properties and systems initiatives. We expect investment spending for the 2015 full year will total approximately $700 million to $800 million, including approximately $140 million for maintenance capital spending. Investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2015 first three quarters.
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
Contractual Obligations
As of the end of the 2015 third quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.
At the end of the 2015 third quarter, debt increased by $523 million to $4,304 million, compared to $3,781 million at year-end 2014, and reflected $795 million ($800 million face amount) in Series O and P Senior Notes issuances as discussed in Footnote No. 7, “Long-Term Debt,” partially offset by a $269 million decrease in commercial paper borrowings. At the end of the 2015 third quarter, future debt payments plus interest totaled $4,899 million and are due as follows: $362 million in 2015; $413 million in 2016; $397 million in 2017; $897 million in 2018; $683 million in 2019; and $2,147 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2015 third quarter, our long-term debt had a weighted average interest rate of 3.0 percent and a weighted average maturity of approximately 5 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.8 to 1.0 at the end of the 2015 third quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2014 Form 10-K, other than those described below.
At the end of the 2015 third quarter, guarantees where we are the primary obligor decreased by $10 million to $139 million, compared to $149 million at year-end 2014, and reflected a $9 million decrease in debt service guarantees, and a $1 million decrease in operating profit and other guarantees. At the end of the 2015 third quarter, guarantees for which we are secondarily liable decreased by $29 million to $98 million, compared to $127 million at year-end 2014. At the end of the 2015 third quarter, future guarantee commitments expire as follows: $6 million in 2015; $29 million in 2016; $42 million in 2017; $31 million in 2018; $86 million in 2019; and $43 million thereafter.
See the “Guarantees” caption in Footnote No. 6, “Commitments and Contingencies” for additional information on our guarantees.
Share Repurchases
We purchased 9.8 million shares of our common stock during the 2015 third quarter, at an average price of $71.64 per share. As of September 30, 2015, 15.7 million shares remained available for repurchase under authorizations from our Board of Directors. See Part II, Item 2 of this report for more information on our share repurchases.
Dividends
Our Board of Directors declared the following quarterly cash dividends in the 2015 first three quarters: (1) $0.20 per share declared on February 12, 2015 and paid March 27, 2015 to shareholders of record on February 27, 2015; (2) $0.25 per share declared on May 8, 2015 and paid June 26, 2015 to shareholders of record on May 22, 2015; and (3) $0.25 per share declared on August 6, 2015 and paid September 25, 2015 to shareholders of record on August 20, 2015.
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

Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2015 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The growing significance of our operations outside of the United States makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. We currently operate or franchise hotels and resorts in 85 countries, and our operations outside the United States represented approximately 19 percent of our revenues in the 2015 first three quarters. We expect that our international revenues will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2015 - July 31, 2015	2.7	$75.23	2.7	22.8
August 1, 2015 - August 31, 2015	4.6	$70.80	4.6	18.2
September 1, 2015 - September 30, 2015	2.5	$69.28	2.5	15.7

(1)
On February 12, 2015, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of September 30, 2015, 15.7 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

4.1	Form of Note for the 2.875% Series O Notes due 2021.	Exhibit No. 4.1 to our Form 8-K filed September 14, 2015 (File No. 001-13881).

4.2	Form of Note for the 3.750% Series P Notes due 2025.	Exhibit No. 4.2 to our Form 8-K filed September 14, 2015 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014; (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
29th day of October, 2015

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)