Form 10-K
period 2015-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2016-02-18
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (253,481,935 shares outstanding as of February 5, 2016)	Nasdaq Global Select Market Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2015, was $14,801,193,156

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2016 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2015

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
In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “International.” References throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this report.
PART I

Item 1.    Business.
Corporate Structure and Business
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties. We also operate, market, and develop residential properties and provide services to home/condominium owner associations.
We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” We operate, franchise, or license 4,424 properties worldwide, with 759,330 rooms as of year-end 2015. We believe that our portfolio of brands is the broadest of any lodging company in the world. Our principal brands are listed in the following table:

• The Ritz-Carlton®	• Gaylord Hotels®
• Bulgari® Hotels & Resorts	• AC Hotels by Marriott®
• EDITION®	• Courtyard by Marriott® (“Courtyard®”)
• JW Marriott®	• Residence Inn by Marriott® (“Residence Inn®”)
• Autograph Collection® Hotels	• SpringHill Suites by Marriott® (“SpringHill Suites®”)
• Renaissance® Hotels	• Fairfield Inn & Suites by Marriott® (“Fairfield Inn & Suites®”)
• Marriott Hotels®	• TownePlace Suites by Marriott® (“TownePlace Suites®”)
• Delta Hotels and Resorts®	• Protea Hotels®
• Marriott Executive Apartments®	• Moxy Hotels®
• Marriott Vacation Club®
As of year-end 2015, we group operations into three business segments: North American Full-Service, North American Limited-Service, and International, and provide financial information by segment for 2015, 2014, and 2013 in Footnote No. 16, “Business Segments” and Footnote No. 12, “Property and Equipment.”
Pending Combination with Starwood Hotels & Resorts Worldwide, Inc.
On November 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). The Merger Agreement provides for the Company to combine with Starwood in a series of transactions after which Starwood will be an indirect wholly owned subsidiary of the Company (the “Starwood Combination”). If these transactions are completed, shareholders of Starwood will receive 0.920 shares of our Class A Common Stock, par value $0.01 per share, and $2.00 in cash, without interest, for each share of Starwood common stock, par value $0.01 per share, that they own immediately before these transactions. We expect that the combination will close in mid-2016, after customary conditions are satisfied, including shareholder approvals, required antitrust approvals, and the completion of Starwood’s previously announced spin-off of its vacation ownership business, or another spin-off, split-off, analogous disposition, or sale of its vacation ownership business.
Company-Operated Properties
At year-end 2015, we operated 1,116 properties (300,305 rooms) under long-term management agreements with property owners, 41 properties (9,206 rooms) under long-term lease agreements with property owners (management and lease agreements together, “the Operating Agreements”), and six properties (1,437 rooms) that we own. In addition, we operated under long-term management agreements 41 home and condominium products (4,203 units) for which we manage the related owners’ associations.
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
Franchised, Licensed, and Unconsolidated Joint Venture Properties
We have franchising, licensing, and joint venture programs that permit other hotel owners and operators and Marriott Vacations Worldwide Corporation (“MVW”), our former timeshare subsidiary that we spun off in 2011, to use many of our lodging brand names and systems. Under our franchising program, we generally receive an initial application fee and continuing royalty fees, which typically range from four to six percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service hotels. We are a partner in unconsolidated joint ventures that manage hotels. Some of these joint ventures also provide services to franchised hotels. We recognize our share of these joint ventures’ net income or loss in the “Equity in earnings (losses)” caption of our Income Statements. Franchisees and joint ventures contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems. Under license agreements with us, MVW is both the exclusive developer and operator of timeshare, fractional, and related products under the Marriott brand and the exclusive developer of fractional and related products under The Ritz-Carlton brand. We receive license fees under licensing agreements with MVW consisting of a fixed annual fee, adjusted for inflation, of $50 million plus two percent of the gross sales price paid to MVW for initial developer sales of interests in vacation ownership units and residential real estate units and one percent of the gross sales price paid to MVW for resales of interests in vacation ownership units and residential real estate units, in each case that are identified with or use the Marriott or The Ritz-Carlton marks.
At year-end 2015, we had 3,074 franchised properties (420,562 rooms), 88 unconsolidated joint venture properties (10,810 rooms), and 58 licensed timeshare, fractional, and related properties (12,807 units).
Residential
We use or license our trademarks for the sale of residential real estate, typically in conjunction with hotel development and receive branding fees for sales of such branded residential real estate by others. Residences are typically constructed and sold by third-party owners with limited amounts, if any, of our capital at risk. We have used or licensed our The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, JW Marriott, and Marriott Hotels brand names and trademarks for residential real estate sales. While the worldwide residential market is very large, we believe the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make our residential properties distinctive.

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

Our Brand Portfolio
At year-end 2015, we operated, franchised, or licensed properties in the following geographical regions:

	North America		Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
	U.S.	Canada
Properties	39	1	12	10	27	7	96
Rooms	11,572	267	2,929	3,166	7,231	1,966	27,131
Countries and Territories	1	1	10	6	8	6	32
Properties	—	—	2	—	1	—	3
Rooms	—	—	143	—	59	—	202
Countries and Territories	—	—	2	—	1	—	3
Properties	2	—	2	—	—	—	4
Rooms	568	—	251	—	—	—	819
Countries and Territories	1	—	2	—	—	—	3
Properties	24	1	6	4	29	13	77
Rooms	13,938	221	2,065	2,708	11,764	3,346	34,042
Countries and Territories	1	1	6	3	7	9	27
Properties	53	2	30	1	3	6	95
Rooms	12,675	460	4,344	446	785	4,098	22,808
Countries and Territories	1	1	13	1	3	6	25
Properties	80	2	36	3	31	8	160
Rooms	26,798	561	8,632	921	12,116	2,565	51,593
Countries and Territories	1	1	16	2	7	8	35
Properties	327	15	94	18	45	27	526
Rooms	129,070	5,355	23,071	6,206	15,804	7,771	187,277
Countries and Territories	1	1	19	8	9	16	54
Properties	—	36	—	—	—	—	36
Rooms	—	9,385	—	—	—	—	9,385
Countries and Territories	—	1	—	—	—	—	1
Properties	—	—	5	6	15	2	28
Rooms	—	—	408	759	2,774	240	4,181
Countries and Territories	—	—	5	4	5	2	16
Properties	5	—	—	—	—	—	5
Rooms	8,098	—	—	—	—	—	8,098
Countries and Territories	1	—	—	—	—	—	1
Properties	5	—	78	—	—	—	83
Rooms	911	—	9,551	—	—	—	10,462
Countries and Territories	1	—	6	—	—	—	7
Properties	891	25	49	5	37	30	1,037
Rooms	124,630	4,411	9,220	1,041	9,243	4,872	153,417
Countries and Territories	1	1	18	3	8	15	46
Properties	669	21	3	3	—	1	697
Rooms	81,387	3,025	307	301	—	109	85,129
Countries and Territories	1	1	3	3	—	1	9
Properties	334	2	—	—	—	—	336
Rooms	39,451	299	—	—	—	—	39,750
Countries and Territories	1	1	—	—	—	—	2

		North America		Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
		U.S.	Canada
	Properties	743	18	—	—	2	5	768
	Rooms	67,946	2,024	—	—	314	788	71,072
	Countries and Territories	1	1	—	—	1	1	4
	Properties	263	7	—	—	—	—	270
	Rooms	26,272	856	—	—	—	—	27,128
	Countries and Territories	1	1	—	—	—	—	2
	Properties	—	—	—	102	—	—	102
	Rooms	—	—	—	9,609	—	—	9,609
	Countries and Territories	—	—	—	8	—	—	8
	Properties	—	—	1	—	—	—	1
	Rooms	—	—	162	—	—	—	162
	Countries and Territories	—	—	1	—	—	—	1
Residences (1)	Properties	31	2	2	—	2	5	42
	Rooms	3,623	214	106	—	63	252	4,258
	Countries and Territories	1	1	2	—	2	2	8
Timeshare (2)	Properties	45	—	5	—	3	5	58
	Rooms	10,540	—	919	—	332	1,016	12,807
	Countries and Territories	1	—	3	—	1	3	8
	Total Properties	3,511	132	325	152	195	109	4,424
	Total Rooms	557,479	27,078	62,108	25,157	60,485	27,023	759,330

(1)	Figures include home and condominium products for which we manage the related owners’ association.

(2)	Timeshare properties are licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names.
The Ritz-Carlton is a luxury hospitality brand where the genuine care and comfort of guests is the highest mission. Ritz-Carlton properties provide the finest personal service and facilities for its guests so that they will enjoy a warm, relaxed, yet refined ambience. The Ritz-Carlton experience enlivens the senses, instills well-being, and fulfills even the unexpressed wishes and needs of its guests. Established in 1983 with the purchase of The Ritz-Carlton, Boston and the rights to the name, the brand has grown worldwide with award-winning luxury hotels, residences, golf communities, elegant spas, innovative retail outlets, and acclaimed restaurants.
Bulgari Hotels & Resorts, developed in partnership with jeweler and luxury goods designer Bulgari Spa, is a collection of sophisticated, intimate luxury properties located in exclusive destinations. With properties in London, Milan, and Bali and food and beverage outlets in Tokyo, premium individuality is the rule - no detail is too small, no experience too grand. Each intimate location offers guests an exclusive celebration of contemporary design and superior service.
EDITION is a luxury lifestyle hotel brand that combines a personal, individualized, and unique hotel experience with the global reach and scale of Marriott International and creative vision of Ian Schrager. EDITION encompasses not only great design and true innovation, but also great personal, friendly, modern service as well as outstanding, one-of-a-kind food, beverage, and entertainment offerings. Each hotel with its rare individuality, authenticity, originality, and unique ethos reflects the best of the cultural and social milieu of its location and of the time.
JW Marriott is a global luxury brand of beautiful hotels and resorts located in gateway cities and exotic destinations around the world. JW Marriott properties have awe-inspiring spaces influenced by modern residential design, exceptional amenities and culinary experiences, and warm and engaging associates delivering intuitive service. JW Marriott's elegant yet approachable positioning provides a differentiated offering in the luxury hotel market, bridging the gap between full-service hotel brands and the super luxury brands at the top of the tier.
Autograph Collection Hotels are high personality upper-upscale and luxury independent hotels that deliver unique experiences and design across a global portfolio. Each property has been selected for its originality, rich character, uncommon details, remarkable design, or for its best-in-class resort amenities. From iconic to chic and artsy to luxurious, Autograph Collection is designed to attract guests who prefer original, locally authentic, and unique hotel experiences that other conventional brands do not offer.

Renaissance Hotels is a global, full-service brand in the upper-upscale tier that targets lifestyle-oriented business travelers. Each Renaissance hotel offers its own personality, local flavor, and distinctive style. Innovations include the Navigator program, which helps guests discover the soul of the neighborhood, and Evenings at Renaissance, which helps guests experience the unexpected with live music, mixology demonstrations, art exhibits, and more in the comfort of the hotel lobby bars and lounges. The diverse portfolio of properties includes historic icons, modern boutiques, resorts, and convention hotels.
Marriott Hotels is the Company’s global flagship premium brand, primarily serving business and leisure upper-upscale travelers and meeting groups. Marriott Hotels properties deliver premium choices, sophisticated style, and well-crafted details. Properties are located in downtown, urban, and suburban areas, near airports, and at resort locations. Typically, properties offer well-appointed guest rooms, convention and banquet facilities, destination-driven restaurants and lounges, concierge lounges, fitness centers, and swimming pools. Many resort properties have additional recreational facilities, such as tennis courts, golf courses, additional restaurants and lounges, and spa facilities.
Delta Hotels and Resorts is a full-service brand, primarily serving business travelers within the upscale and upper-upscale tiers. Delta Hotels and Resorts are focused on elevating and delivering on the essentials of business travel, through pragmatic and efficient design, thoughtfully appointed guest rooms, large functional work spaces, and complimentary Wi-Fi. Located in gateway cities, suburban areas, near airports, and resort locations, properties also feature flexible meeting spaces, food and beverage options, and premium fitness centers.
Marriott Executive Apartments provides international, five-star serviced apartments in emerging market gateway cities, designed for business executives who require housing outside their home country, usually for a month or longer. These one-, two-, and three-bedroom apartments are designed with upscale finishes, amenities, and services, including on-site gyms and other recreational facilities, a 24-hour front desk, weekly housekeeping services, laundry facilities within the apartment, and often on-site restaurants.
Gaylord Hotels offers guests an entertaining, upscale experience at world-class group and convention-oriented hotels. Gaylord Hotels is a leader in the group and meetings business and complements the Company’s network of large convention hotels. Properties are designed to celebrate the heritage of their destinations near Washington, D.C., Nashville, Tennessee, Orlando, Florida, Dallas, Texas, and opening late 2018 in Aurora, Colorado. Gaylord Hotels properties typically have between 1,400 rooms and 2,900 rooms, 400,000 to 600,000 square feet of meeting and convention space, world-class dining and entertainment offerings, and retail outlets in magnificent settings.
AC Hotels by Marriott is designed to attract the next generation design-conscious business traveler in the upper-moderate tier, who seeks a sleek, modern hotel with unique European touches. With hotels across Europe, and now in North America, and coming soon to South America, AC Hotels by Marriott properties are located in destination, downtown, and lifestyle centers. Properties feature the “AC Lounge,” offering cocktails, tapas-inspired appetizers, and shareable plates, where guests can work and collaborate during the day and relax and unwind in the evening.
Courtyard is our hotel product designed for the upscale tier, and is focused primarily on transient business travel. Hotels feature functionally designed guest rooms and meeting rooms, and offer free Wi-Fi, a swimming pool, an exercise room, and The Bistro (a self-serve food store open 24 hours a day). Courtyard Refreshing Business lobby fuses functionality, aesthetics, and technology to offer guests greater control of their environment. High-tech and high-touch meet high-style, providing flexibility to work, relax, eat, drink, and socialize all at one's own pace.
Residence Inn is the leading upscale extended-stay hotel brand designed for frequent and extended stay business and leisure travelers staying five or more nights. Residence Inn provides upscale design and style with spacious suites that feature separate living, sleeping, and working areas, as well as kitchens with full-size appliances. Guests can maintain their own pace and routines through free Wi-Fi, on-site exercise rooms, and comfortable places to work and relax. Additional amenities include free hot breakfast, evening social events three times a week, free grocery shopping services, 24-hour friendly and knowledgeable staffing, and on-site laundry facilities.
SpringHill Suites is the largest all-suites style hotel brand in the upscale tier that delivers industry leading service to guests who are enthusiastic about travel. The brand delivers a fresh and interesting hotel, focused on fusing form and function with modern décor. The suites feature proprietary West Elm furniture as a new standard. In addition, properties offer enhanced food and beverage choices, with craft beers and wine available in most markets, free hot breakfast, and fitness and wellness zones.
Fairfield Inn & Suites is a well-established leader in the moderate tier and targets no-nonsense travelers seeking a stress-free stay experience. Fairfield is committed to supporting guests’ desire to maintain balance and momentum by providing healthy options with our free hot breakfast, 24/7 Corner Market offerings, and on property fitness facilities. The hotels feature a multi-functional lobby and guest rooms and suite rooms that are uniquely designed for restful sleep and productivity. Fairfield is our second largest distributed brand, located across three continents from urban gateway cities and exciting leisure destinations to secondary and tertiary markets.
TownePlace Suites is our extended-stay hotel brand in the upper-moderate tier, designed to appeal to business and leisure travelers who stay for five nights or more. Each suite provides functional spaces for living and working, including a full kitchen and a home office. Each hotel specializes in delivering service that helps guests make the best of long trips by helping them stay productive and upbeat. Additional amenities include daily housekeeping services, free hot breakfast, exercise facilities, a pool, 24-hour In A Pinch (food and beverage) Market, laundry facilities, and free Wi-Fi.
Protea Hotels is the leading hospitality brand in Africa and boasts the highest brand awareness and largest strategic footprint among all the major hospitality brands in Africa. Competing in the moderate and upper moderate tiers, Protea Hotels is ideal for both business and leisure travelers by offering properties in primary and secondary business centers and desirable leisure destinations. Protea Hotels offers modern facilities, proactive and friendly service, and consistent amenities such as full-service restaurants, meeting spaces, complimentary Wi-Fi, and well-appointed rooms, ensuring global standards for a high quality, relaxed, and successful stay.
Moxy Hotels is a design-led, lifestyle moderate tier brand with a chic, modern, and edgy personality. Moxy Hotels offers a vibrant and stylish public space and a fun, energetic, and lively social scene. The brand opened its first hotel in Italy in 2014 and is expanding to other European countries and the United States.
Licensed Brands
In 2011 we spun off our timeshare operations and timeshare development business through a special tax-free dividend to our shareholders of all of the issued and outstanding common stock of our then wholly owned subsidiary MVW. Before the spin-off, we developed, operated, marketed, and sold timeshare interval, fractional ownership, and residential properties as part of our former Timeshare segment under the brand names discussed below, and in conjunction with the spin-off, we entered into licensing agreements with MVW for those brands.
Under those licensing agreements, MVW is the exclusive worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Marriott Vacation Club and Grand Residences by Marriott brands. MVW is also the exclusive global developer, marketer, and seller of vacation ownership and related products under The Ritz-Carlton Destination Club brand. The Ritz-Carlton generally provides on-site management for Ritz-Carlton branded properties. We receive license fees under the licensing agreements with MVW for the following brands:
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
The Ritz-Carlton Destination Club is MVW’s vacation ownership offering in the luxury tier of the industry. The Ritz-Carlton Destination Club provides luxurious vacation experiences commensurate with The Ritz-Carlton brand. The Ritz-Carlton Destination Club resorts typically feature luxurious two-, three- and four-bedroom units, and luxury resort amenities.
MVW offers Marriott Rewards® Points and The Ritz-Carlton Rewards® Points to its owners or potential owners as sales, tour, and financing incentives, in exchange for vacation ownership usage rights, for customer referrals, and to resolve customer service issues. MVW buys these points from our Marriott Rewards and The Ritz-Carlton Rewards programs.
At year-end 2015, MVW operated 58 properties, primarily in the United States, but also in other countries and territories. Many of MVW’s resorts are located adjacent to hotels we operate, such as Marriott Hotels and The Ritz-Carlton, and owners have access to certain hotel facilities during their vacation.
Other Activities
Credit Card Programs. At year-end 2015, we had six credit card programs in the United States, Canada, and the United Kingdom, which include both Marriott Rewards and The Ritz-Carlton Rewards credit cards. We earn licensing fees based on card usage, and the cards are designed to encourage loyalty to our brands.

Sales and Marketing, Reservation Systems, and Loyalty Programs. We focus on increasing value for the consumer and “selling the way the customer wants to buy.” Our Look No Further® Best Rate Guarantee gives customers access to the same rates whether they book through our telephone reservation system, our website, or any other Marriott reservation channel and ensures best rate integrity, strengthening consumer confidence in our brand. Our strong Marriott Rewards and The Ritz-Carlton Rewards guest recognition programs and our information-rich and easy-to-use Marriott.com website and mobile app are also integral to our success.
Marriott.com and Marriott Mobile are two of our fastest growing booking channels. Now averaging over 60 million visitors each month, and with updated designs, personalized experiences, and a new direct booking campaign - It Pays to Book Direct - Marriott.com is making it easier and more rewarding for our guests to book directly with us. Beyond the booking, Marriott Mobile also now gives our guests unprecedented access to services on-the-go, like mobile check-in and check-out (one of our most widely-used digital features). In 2015, we also launched mobile service requests at all full-service hotels around the globe where guests can use the Marriott Mobile App to engage in a two-way chat with the hotel prior to their arrival and throughout their stay. Marriott Rewards members now enjoy a superior stay experience thanks to these member-exclusive digital services. We continue to explore and test other digital offerings that could make the hotel booking and the hotel stay experience at any one of our hotels more convenient, easy, and personalized.
At year-end 2015, we operated 17 hotel reservation centers, eight in the United States and Canada and nine in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own one of the U.S. facilities and either lease the others or share space with an existing Marriott property. While pricing is set by our hotels, our reservation system manages and controls inventory and allows us to utilize third party agents where cost effective. Economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.
We believe our global sales and revenue management organization is a key competitive advantage due to our unrelenting focus on optimizing our investment in people, processes, and systems. Our above-property sales deployment strategy aligns our sales efforts around the customer, reducing duplication of sales efforts by individual hotels and allowing us to cover a larger number of accounts. We also utilize innovative sophisticated revenue management systems, many of which are proprietary, which we believe provide a competitive advantage in pricing decisions, increase efficiency in analysis and decision making, and produce higher property-level revenue for the hotels in our system. Most of the hotels in our system utilize web-based programs to effectively manage the rate set up and modification processes which provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.
Our customer loyalty programs, Marriott Rewards and The Ritz-Carlton Rewards, had over 54 million members and 16 participating brands as of year-end 2015. MVW and other program partners also participate in our rewards programs. The rewards programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 41 participating airline programs. We believe that our rewards programs generate substantial repeat business that might otherwise go to competing hotels. In 2015, rewards program members purchased over 50 percent of our room nights. We continue to enhance our rewards program offerings and strategically market to this large and growing customer base. Our loyal rewards member base provides a low cost and high impact vehicle for our revenue generation efforts. See the “Rewards Programs” caption in Footnote No. 2, “Summary of Significant Accounting Policies” for more information.
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
Environmental Responsibility and Sustainable Hotels. Our sustainability strategy supports business growth, conservation of natural resources, and protecting our planet through wide-reaching environmental initiatives. Marriott’s environmental goals are to: (1) reduce energy and water consumption by 20 percent by 2020; (2) empower our hotel development partners to build sustainable hotels; (3) green our multi-billion dollar supply chain; (4) educate and inspire associates and guests to conserve and preserve; and (5) address environmental challenges through innovative conservation initiatives including rainforest protection and water conservation. We recently achieved our goal of reducing water consumption by 20 percent by 2020 and are continuing to make progress on our other 2020 goals.
We recognize our responsibility to reduce waste as well as water and energy consumption in our hotels and corporate offices. Our focus remains on continually integrating greater environmental sustainability throughout our business. In the year ahead, we intend to build upon our progress and begin to set the stage for our next generation of sustainability goals. We were the first major hotel chain to calculate our carbon footprint and launch a plan to improve energy efficiency, conserve water, and support globally significant projects that reduce deforestation. We use Energy and Environmental Action (EEAP) plans, our best-practice auditing tool, to help our properties achieve energy and water reduction goals. Working in partnership with the U.S. Green Building Council’s (USGBC) Leadership in Energy and Environmental Design (LEED®) certification, Marriott is empowering our hotel development partners to build sustainable hotels. We developed the first LEED Volume Program (LVP) for the hospitality industry to provide a streamlined path to certification through a pre-certified hotel prototype. The LEED Volume Program can save our owners 25 percent in energy and water consumption for the life of their buildings and should recover their initial investment in two to six years. Marriott has one of the largest portfolios of LEED-certified buildings in the hospitality industry (over 50), with dozens more in the development pipeline.
Global Design Division. Our Global Design division provides design, development, construction, refurbishment, and procurement services to owners and franchisees of lodging properties on a voluntary basis outside the scope of and separate from our management or franchise contracts. Similar to third-party contractors, Global Design provides these services on a fee basis to owners and franchisees of our branded properties.
Marriott Golf. At year-end 2015, Marriott Golf managed 35 golf course facilities as part of our management of hotels and for other golf course owners. In addition, we provide similar services to three facilities operated by others.
Competition
We encounter strong competition both as a lodging operator and as a franchisor. There are approximately 873 lodging management companies in the United States, including approximately 11 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national and international chains that own and operate their own hotels and also franchise their brands. Our management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if it does not meet certain financial or performance criteria.
During the last recession, demand for hotel rooms declined significantly, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved from 2010 through 2015, cost reductions could again become necessary if demand trends reverse. We would expect to implement any such efforts in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, in order to help maintain or increase our market share.
Affiliation with a national or regional brand is common in the U.S. lodging industry, and we believe that our brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2015, approximately 70 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. In the franchising business, we face a number of competitors that have strong brands and customer appeal, including Hilton, Intercontinental Hotels Group, Hyatt, Starwood, Wyndham, Accor, Choice, Carlson Rezidor, Best Western, La Quinta, and others.
Outside the United States, branding is much less prevalent and most markets are served primarily by independent operators, although branding is more common for new hotel development. We believe that chain affiliation will increase in many overseas markets as local economies grow, trade barriers decline, international travel accelerates, and hotel owners seek the economies of centralized reservation systems and marketing programs.
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

Employee Relations
At year-end 2015, we had approximately 127,500 employees, approximately 11,000 of whom were represented by labor unions. We believe relations with our employees are positive.
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
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel properties and home and apartment sharing services for customers. We operate in markets that contain many competitors. Each of our hotel brands competes with major hotel chains, as well as home and apartment sharing services, in national and international venues and with independent companies in regional markets. Our ability to remain competitive and to attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our loyalty programs and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
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
Risks Relating to the Starwood Combination
We will be subject to various uncertainties and contractual restrictions, including the risk of litigation, while the Starwood Combination is pending that could cause disruption and may make it more difficult to maintain relationships with employees, hotel owners, hotel franchisees, suppliers or customers. Uncertainty about the effect of the Starwood Combination on employees, hotel owners, hotel franchisees, suppliers and customers may have an adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties could impair our ability to attract, retain and motivate key personnel until the Starwood Combination is completed and for a period of time after that, and could cause customers, suppliers and others that deal with us to seek to change our existing business relationships.
The pursuit of the Starwood Combination and the preparation for the integration may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.

In addition, the Merger Agreement restricts each company, without the other’s consent, from making certain acquisitions and taking other specified actions until the Starwood Combination closes or the Merger Agreement terminates. These restrictions could prevent us from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Starwood Combination or termination of the Merger Agreement.
A number of lawsuits challenging the Starwood Combination were filed on behalf of purported shareholders of Starwood, naming various combinations of Starwood’s directors, Starwood, Marriott, and others, as defendants. Although Marriott was dismissed from these lawsuits, an adverse ruling in any pending or future actions may prevent or delay the Starwood Combination from being completed. Starwood’s board of directors has also received demand letters from purported shareholders alleging that Starwood’s board of directors breached its fiduciary duties in connection with its approval of the Starwood Combination and demanding that Starwood’s board of directors conduct an investigation and take other actions. Similar lawsuits could be filed and similar demand letters could in the future be received by Starwood, Marriott, and their respective boards of directors. One of the conditions to the closing of the Starwood Combination is the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Starwood Combination. Accordingly, if any of the plaintiffs is successful in obtaining an injunction prohibiting the consummation of the Starwood Combination, then such injunction could prevent the Starwood Combination from becoming effective, or delay its becoming effective within the expected time frame.
Failure to complete the Starwood Combination could negatively impact our stock price and our future business and financial results. If we do not complete the Starwood Combination, our ongoing business could be adversely affected, and we may be subject to several risks, including the following:

•	being required to pay a termination fee under certain circumstances as provided in the Merger Agreement;

•	having to pay certain costs relating to the Starwood Combination, such as legal, accounting, financial advisor and other fees and expenses;

•	our stock price could decline to the extent that the current market prices reflect a market assumption that the Starwood Combination will be completed; and

•	having had our management focus on the Starwood Combination instead of on pursuing other opportunities that could have been beneficial to us.
If the Starwood Combination is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results and stock price.
Our ability to complete the Starwood Combination is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Starwood Combination to be abandoned. The Merger Agreement contains certain closing conditions, including, among others:

•	the approval by the holders of a majority of all outstanding shares of Starwood common stock of the transactions;

•	the approval by the holders of a majority of the votes cast at the special meeting of Marriott shareholders in favor of the proposal to issue shares of Marriott common stock to Starwood shareholders;

•	the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Starwood Combination;

•	the approval for listing by NASDAQ of the shares of Marriott common stock issuable in the Starwood Combination; and

•
the spin-off of Starwood’s Vistana vacation ownership business (“Vistana”), or, if the spin-off of Vistana and Vistana’s subsequent merger with a wholly owned subsidiary of Interval Leisure Group, Inc. is not consummated, the completion of another spin-off, split-off or analogous distribution of Vistana or the sale of Vistana by Starwood.

We cannot assure you that the various closing conditions will be satisfied, or that any required conditions will not materially adversely affect the combined company after the Starwood Combination closes, or will not result in the abandonment or delay of the Starwood Combination. For instance, the consummation of the disposition of Starwood’s Vistana business may be delayed or not occur, which could cause the Starwood Combination to be delayed or abandoned.
In addition, before the Starwood Combination may be completed, various approvals and declarations of non-objection must be obtained from certain regulatory and governmental authorities, including the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act and receipt of consents and approvals from the

European Commission and various other governmental entities. These regulatory and governmental entities could impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying closing of the Starwood Combination or of imposing additional costs or limitations on the combined company following the closing. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions. In addition, Starwood’s and Marriott’s respective obligations to complete the Starwood Combination are conditioned on the receipt of certain regulatory approvals or waiver by the other party of such condition.
Any delay in completing the Starwood Combination could reduce or eliminate the benefits that we expect to achieve. As discussed above, the Starwood Combination is subject to a number of conditions beyond Starwood’s and our control that could prevent, delay or otherwise materially adversely affect the completion of the combination. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Starwood Combination could cause the combined company not to realize some or all of the synergies that we expect to achieve if the Starwood Combination is successfully completed within the expected time frame.
The combined company may not be able to integrate successfully and many of the anticipated benefits of combining Starwood and Marriott may not be realized. We entered into the Merger Agreement with the expectation that the Starwood Combination will result in various benefits, including, among other things, operating efficiencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether we can integrate the business of Starwood in an efficient and effective manner.
The integration process could also take longer than we anticipate and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the benefits we anticipate. The combined company’s resulting portfolio of approximately 30 brands could be challenging for us to maintain and grow, and the harmonization of our different reservations and other systems and business practices could be more difficult, disruptive, and time consuming than we anticipate. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur before the Starwood Combination closes. The combined company may also have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and we cannot assure you that the benefits we anticipate will be realized at all or as quickly as we expect. If we don’t achieve those benefits, our costs could increase, our expected net income could decrease, and the combined company’s future business, financial condition, operating results and prospects could suffer.
We will incur substantial transaction costs in connection with the Starwood Combination. We expect to incur a number of non-recurring expenses both before and after completing the Starwood Combination, including in obtaining necessary consents and approvals and combining the operations of the two companies. These fees and costs will be substantial. We may also incur unanticipated costs in the integration of the businesses of Starwood and Marriott. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. Further, if the Starwood Combination is not completed, we would have to recognize certain of these expenses without realizing the expected benefits of the combination.
Our shareholders will be diluted by the Starwood Combination. The Starwood Combination will dilute the ownership position of our current shareholders. We currently estimate that, upon completion of the combination, our shareholders before the merger will own approximately 61% and former Starwood shareholders will own approximately 39% of the combined company’s outstanding common stock. Because of this, our current shareholders may have less influence on the management and policies of the combined company than they now have on us.
Our future results will suffer if we do not effectively manage our expanded operations following the completion of the Starwood Combination. Following the completion of the Starwood Combination, the size of the business of the combined company will increase significantly beyond the current size of our business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits from the combination that we currently anticipate.
The combined company may not be able to retain Marriott and/or Starwood personnel successfully after the Starwood Combination is completed. The success of the Starwood Combination will depend in part on the combined company’s ability to retain the talents and dedication of key employees that Marriott and Starwood currently employ. It is possible that these employees may decide not to remain with Marriott or Starwood, as applicable, while the Starwood Combination is pending or with the combined company after the combination is consummated. If key employees terminate their employment, or if the combined company cannot maintain a sufficient number of employees to maintain effective operations, the combined company’s business activities could be adversely affected and management’s attention could be diverted from successfully integrating Starwood to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, we may not be able to locate suitable replacements for any key employees who leave either company, or offer employment to potential replacements on reasonable terms.
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, or a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure. In addition, some courts have applied principles of agency law and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements as “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. In addition, some management and franchise agreements may be terminated, or property owners may attempt to terminate such agreements, in connection with the Starwood Combination. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
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
The growing significance of our operations outside of the United States, particularly following the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. We currently operate or franchise hotels and resorts in 87 countries, and our operations outside the United States represented approximately 19 percent of our revenues in 2015. In addition, Starwood reported that as of September 30, 2015 it operated or franchised hotels and resorts in approximately 100 countries, and its operations outside the United States (including operations associated with Starwood’s Vistana vacation ownership business which it is to spin off prior to our combination) represented a majority of Starwood’s revenues in both 2014 and the nine months ending September 30, 2015. We expect that our international revenues will continue to grow, particularly following the Starwood Combination. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy Hotels, and Delta Hotels and Resorts, and those expected to be acquired as a result of the Starwood Combination, or any other new programs or products we may launch in the future will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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
Planned transactions we announce may be delayed, not occur at all, or involve unanticipated costs. From time to time we announce transactions that we expect will close at a future date, such as our anticipated acquisition of Starwood Hotels &

Resorts. If the conditions to consummating these transactions are neither satisfied nor waived by the time we expect, the closings could be delayed or not occur at all.
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
We are exposed to risks and costs associated with protecting the integrity and security of internal and customer data. Our businesses process, use, and transmit large volumes of internal employee and customer data, including credit card numbers and other personal information in various information systems that we maintain and in those maintained by third parties, including our owners, franchisees and licensees, as well as our service providers, in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. The integrity and protection of that customer, employee, and company data is critical to our business. If that data is inaccurate or incomplete, we could make faulty decisions.
Our customers and employees also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect their personal information. The information, security, and privacy requirements imposed by governmental regulation and the requirements of the payment card industry are also increasingly demanding, in both the United States and other jurisdictions where we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing requirements and employee and customer expectations, or may require significant additional investments or time in order to do so.
Cyber-attacks could have a disruptive effect on our business. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our, including our owners’, franchisees’, licensees’, or service providers’, information systems and records. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches.
Changes in privacy law could increase our operating costs and adversely affect our ability to market our products effectively. We are subject to numerous laws, regulations, and contractual obligations designed to protect personal information, including foreign data protection laws, various U.S. federal and state laws, and credit card industry security standards and other applicable information privacy and security standards. Compliance with changes in applicable privacy regulations may increase our operating costs.
Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws, or new federal laws on marketing and solicitation or international data protection laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential customers from travel service providers or other companies with whom we have substantial relationships and market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists was prohibited or otherwise restricted, our ability to develop new customers and introduce them to our products could be impaired.
Any disruption in the functioning of our reservation system, such as in connection with the Starwood Combination, could adversely affect our performance and results. We manage a global reservation system that communicates reservations to our branded hotels that individuals make directly with us online, through our mobile app, or through our telephone call centers, or through intermediaries like travel agents, Internet travel web sites and other distribution channels. The cost, speed, accuracy and efficiency of our reservation system are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation system. In addition, the risk of disruption in the functioning of our global reservation system could increase in connection with the system integration that we anticipate undertaking following consummation of the Starwood Combination. Disruptions in or changes to our reservation system could result in a disruption to our business and the loss of important data.
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
Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a shareholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Director consent for at least three years after the date the shareholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes for mergers and similar transactions. In addition, our Board of Directors could, without shareholder approval, implement other anti-takeover defenses, such as a shareholder rights plan.
Item 1B.     Unresolved Staff Comments.
None.

Item 2.	Properties.
We describe our company-operated properties in Part I, Item 1. “Business” earlier in this report, and under the “Properties by Segment ” caption in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of

Operations.” We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices and reservation centers are located in leased facilities. We also lease space in a number of buildings with combined space of approximately 1.1 million square feet in Maryland where our corporate and The Ritz-Carlton headquarters are located.

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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information and Dividends
The table below presents the price range of our Class A Common Stock (our “common stock”) and the per share cash dividends we declared for each fiscal quarter during the last two years.

		Stock Price		Dividends Declared per Share
		High	Low
2015	First Quarter	$85.00	$72.77	$0.2000
	Second Quarter	84.33	73.77	0.2500
	Third Quarter	78.76	63.95	0.2500
	Fourth Quarter	79.88	64.64	0.2500

		Stock Price		Dividends Declared per Share
		High	Low
2014	First Quarter	$56.20	$47.21	$0.1700
	Second Quarter	64.31	55.00	0.2000
	Third Quarter	73.28	63.37	0.2000
	Fourth Quarter	79.25	59.61	0.2000
At February 5, 2016, 253,481,935 shares of our common stock were outstanding and were held by 32,947 shareholders of record. Since October 21, 2013, our common stock has traded on the NASDAQ Global Select Market (“NASDAQ”) and the Chicago Stock Exchange. Before October 21, 2013, our common stock traded on the New York Stock Exchange and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $67.04 on December 31, 2015, and $78.03 on December 31, 2014. All prices are reported on the consolidated transaction reporting system.
Fourth Quarter 2015 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2015-October 31, 2015	0.7	74.24	0.7	15.0
November 1, 2015-November 30, 2015	—	—	—	15.0
December 1, 2015-December 31, 2015	0.6	68.54	0.6	14.4

(1)
On February 12, 2015, we announced that our Board of Directors had increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. At year-end 2015, 14.4 million shares remained available for repurchase under previous authorizations. In addition, on February 11, 2016, we announced that our Board of Directors further increased our common stock repurchase authorization by 25 million shares. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.     Selected Financial Data.
The following table presents a summary of our selected historical financial data derived from our last 10 years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for each year for more detailed information including, among other items, restructuring costs and other charges we incurred in 2008 and 2009, timeshare strategy-impairment charges we incurred in 2009 and 2011, and our 2011 spin-off of our former timeshare operations and timeshare development business. For periods before the 2011 spin-off, we continue to include our former Timeshare segment in our historical financial results as a component of continuing operations because of our significant continuing involvement in MVW’s future operations.

	Fiscal Year (1)
($ in millions, except per share data)	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Income Statement Data:
Revenues (2)	$14,486	$13,796	$12,784	$11,814	$12,317	$11,691	$10,908	$12,879	$12,990	$11,995
Operating income (loss) (2)	$1,350	$1,159	$988	$940	$526	$695	$(152)	$765	$1,183	$1,089
Income (loss) from continuing operations attributable to Marriott	$859	$753	$626	$571	$198	$458	$(346)	$359	$697	$712
Cumulative effect of change in accounting principle (3)	—	—	—	—	—	—	—	—	—	(109)
Discontinued operations (4)	—	—	—	—	—	—	—	3	(1)	5
Net income (loss) attributable to Marriott	$859	$753	$626	$571	$198	$458	$(346)	$362	$696	$608
Per Share Data (5):
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.97	$1.73	$1.64
Diluted losses per share from cumulative effect of accounting change	—	—	—	—	—	—	—	—	—	(0.25)
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	—	—	—	—	—	—	0.01	—	0.01
Diluted earnings (losses) per share attributable to Marriott shareholders	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.98	$1.73	$1.40
Cash dividends declared per share	$0.9500	$0.7700	$0.6400	$0.4900	$0.3875	$0.2075	$0.0866	$0.3339	$0.2844	$0.2374
Balance Sheet Data (at year-end):
Total assets (8)	$6,082	$6,833	$6,794	$6,342	$5,910	$8,983	$7,933	$8,903	$8,942	$8,588
Long-term debt (8)	3,807	3,447	3,147	2,528	1,816	2,691	2,234	2,975	2,790	1,818
Shareholders’ (deficit) equity	(3,590)	(2,200)	(1,415)	(1,285)	(781)	1,585	1,142	1,380	1,429	2,618
Other Data:
Base management fees	$698	$672	$621	$581	$602	$562	$530	$635	$620	$553
Franchise fees	853	745	666	607	506	441	400	451	439	390
Incentive management fees	319	302	256	232	195	182	154	311	369	281
Total fees	$1,870	$1,719	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224
Fee Revenue-Source:
North America (6)	$1,458	$1,319	$1,186	$1,074	$970	$878	$806	$1,038	$1,115	$955
Total Outside North America (7)	412	400	357	346	333	307	278	359	313	269
Total fees	$1,870	$1,719	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428	$1,224

(1)	In 2013, we changed to a calendar year-end reporting cycle. All fiscal years presented before 2013 included 52 weeks, except for 2008 which included 53 weeks.

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

(8)
Effective year-end 2014, we adopted ASU No. 2015-03, which changes the presentation of debt issuance costs, and ASU No. 2015-17, which changes the classification of deferred taxes. Prior periods have not been adjusted for these new accounting standards.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 87 countries and territories under 19 brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. We group our operations into three business segments: North American Full-Service, North American Limited-Service, and International.
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

Pending Combination with Starwood Hotels & Resorts Worldwide, Inc.
On November 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). The Merger Agreement provides for the Company to combine with Starwood in a series of transactions after which Starwood will be an indirect wholly owned subsidiary of the Company (the “Starwood Combination”). If these transactions are completed, shareholders of Starwood will receive 0.920 shares of our Class A Common Stock, par value $0.01 per share, and $2.00 in cash, without interest, for each share of Starwood common stock, par value $0.01 per share, that they own immediately before these transactions. We expect that the combination will close in mid-2016, after customary conditions are satisfied, including shareholder approvals, required antitrust approvals, and the completion of Starwood’s previously announced spin-off of its vacation ownership business, or another spin-off, split-off, analogous disposition, or sale of its vacation ownership business.
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
References to year-end 2015 RevPAR statistics throughout this report, including occupancy and ADR, reflect the twelve months ended December 31, 2015, as compared to the twelve months ended December 31, 2014. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as those that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2014 for the current period), and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentages of our properties for each year indicated: (1) 86% of North American properties (87% excluding Delta Hotels and Resorts) in 2015, 87% in 2014, and 89% in 2013; (2) 57% of International properties (68% excluding Protea Hotels) in 2015, 57% (71% excluding Protea Hotels) in 2014, and 75% in 2013; and (3) 82% of total properties (85% excluding Protea Hotels and Delta Hotels and Resorts) in 2015, 82% of total properties (85% excluding Protea Hotels) in 2014, and 87% in 2013.
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
Business Trends
Our 2015 results reflected a favorable economic climate and demand for our brands in many markets around the world, reflecting generally low supply growth in the U.S. and Europe, moderate GDP growth in North America, improved pricing in most North American markets, and a year-over-year increase in the number of properties in our system. Comparable worldwide systemwide RevPAR for 2015 increased 5.2 percent to $112.25, average daily rates increased 4.1 percent on a constant dollar basis to $152.30, and occupancy increased 0.8 percentage points to 73.7 percent, compared to 2014.
Generally strong U.S. group business and transient demand contributed to increased room rate growth in 2015, allowing us to eliminate discounts, shift business into higher rated price categories, and raise room rates. The growth was partially constrained by new select-service lodging supply and moderating GDP growth late in the year.
In 2015, bookings for future group business in the U.S. improved. New group business booked in 2015 for any period in the future increased 9 percent year over year. The 2016 group revenue pace for systemwide full-service hotels (Marriott, JW Marriott, Renaissance, The Ritz-Carlton, and Gaylord brands) in North America was up more than 6 percent as of year-end 2015, compared to the 2015 group booking pace measured as of year-end 2014. In North America, RevPAR from transient guests increased 5 percent in 2015 reflecting strong demand from professional services, technology, and defense firms moderated somewhat by weaker demand from manufacturing, pharmaceutical, and energy companies.
The Europe region experienced higher demand in 2015 across most countries, primarily due to increased group and transient business driven by special events and the weak currency, partially constrained by weaker demand in France, particularly late in the year. Results improved in Russia due to increased domestic travel. In the Asia Pacific region, demand increased led by growth from corporate and other transient business in Japan, India, Thailand, and Indonesia. The growth was partially offset by weaker results in South Korea. RevPAR in Greater China moderated in 2015 due to the impact of supply growth in certain Southern China markets, continued austerity in Beijing, and lower inbound travel to Hong Kong, while demand in Shanghai remained strong. Middle East demand was weaker in 2015, reflecting the region’s instability and lower oil prices, partially offset by strong government and group demand in Saudi Arabia. Demand in the United Arab Emirates was constrained mainly by new supply and, to a lesser extent, a reduction in travelers from Russia. In Africa, results were favorable in 2015. In the Caribbean and Latin America, strong performance in the region in 2015 was driven by greater demand in Mexico and increased leisure travel to our Caribbean and Mexican resorts for most of the year, constrained somewhat by oversupply of hotels in Panama and weaker economies in Brazil and Puerto Rico.
We monitor market conditions and provide the tools for our hotels to price rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. Our hotels modify the mix of business to improve revenue as demand changes. Demand for higher rated rooms improved in most markets in 2015, which allowed our hotels to reduce discounting and special offers for transient business in many markets. This mix improvement benefited ADR. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements.
CONSOLIDATED RESULTS
The following discussion presents an analysis of results of our operations for 2015, 2014, and 2013.
Revenues
2015 Compared to 2014

($ in millions)	December 31, 2015	December 31, 2014	Increase (decrease) from prior year	Percentage change from prior year
Base management fees	$698	$672	$26	4%
Franchise fees	853	745	108	14%
Incentive management fees	319	302	17	6%
	1,870	1,719	151	9%
Owned, leased, and other revenue	986	1,022	(36)	(4)%
Cost reimbursements	11,630	11,055	575	5%
	$14,486	$13,796	$690	5%

The $26 million increase in base management fees reflected stronger RevPAR ($29 million) and the impact of unit growth across our system ($25 million), partially offset by the impact of unfavorable foreign exchange rates ($11 million), lower fees due to properties that converted from managed to franchised ($7 million), and decreased recognition of previously deferred fees ($8 million).
The $108 million increase in total franchise fees reflected the impact of unit growth across our system ($55 million), stronger RevPAR due to increased demand ($31 million), increased relicensing and application fees ($22 million), and higher fees from properties that converted to franchised from managed ($7 million), partially offset by the impact of unfavorable foreign exchange rates ($7 million).
The $17 million increase in incentive management fees reflected higher RevPAR and house profit margins primarily at company-managed North American properties, particularly at a few large portfolios of managed hotels whose improved net house profits allowed them to reach their owners priority threshold and begin to record incentive fees. Higher incentive fees also reflected the addition of hotels included in the Delta Hotels and Resorts acquisition, partially offset by $15 million in unfavorable foreign exchange rates and $7 million of lower incentive fees from properties under renovation.
The $36 million decrease in owned, leased, and other revenue reflected $44 million of lower owned and leased revenue, partially offset by $8 million in higher other revenue predominantly from branding fees and hotel service programs that we acquired as part of our acquisition of Protea Hotels in the 2014 second quarter. Lower owned and leased revenue reflected net weaker performance impacted by unfavorable foreign exchange rates, a decrease of $27 million attributable to properties that converted to managed or franchised or left our system, and $16 million net unfavorable impact of properties under renovation, partially offset by increases of $10 million from Protea Hotel leases we acquired in the 2014 second quarter and $6 million from The Miami Beach EDITION hotel, which opened in the 2014 fourth quarter and which we subsequently sold in the 2015 first quarter as discussed in Footnote No. 3, “Acquisitions and Dispositions.”
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer but also includes reimbursements for other costs, such as those associated with our rewards programs, reservations, and marketing programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating or net income. The $575 million increase in total cost reimbursements revenue reflected the impact of higher occupancies and growth across our system. Since the end of 2014, our managed rooms increased by 12,668 rooms and our franchised rooms increased by 31,883 rooms, net of rooms at hotels exiting our system.
2014 Compared to 2013

($ in millions)	December 31, 2014	December 31, 2013	Increase from prior year	Percentage change from prior year
Base management fees	$672	$621	$51	8%
Franchise fees	745	666	79	12%
Incentive management fees	302	256	46	18%
	1,719	1,543	176	11%
Owned, leased, and other revenue	1,022	950	72	8%
Cost reimbursements	11,055	10,291	764	7%
	$13,796	$12,784	$1,012	8%
The $51 million increase in total base management fees, largely reflected stronger RevPAR due to increased demand ($34 million), the impact of unit growth across our system ($21 million), and increased recognition of previously deferred fees ($16 million), partially offset by a decrease in fees from terminated units ($8 million), decreased fees due to properties that converted from managed to franchised ($8 million), unfavorable foreign exchange rates ($6 million), and three fewer days of activity ($2 million).
The $79 million increase in total franchise fees, reflected stronger RevPAR due to increased demand ($35 million), new unit growth across our system ($35 million), increased relicensing fees ($10 million), and fees from properties that converted to franchised from managed ($7 million), partially offset by a decrease in fees from terminated units ($4 million) and three fewer days of activity ($3 million).
The $46 million increase in incentive management fees largely reflected higher net house profit at our North American and International managed hotels in addition to unit growth in International markets, partially offset by the impact of unfavorable foreign exchange rates ($5 million) and higher North American Full-Service deferred fees recognized in 2013 ($5 million). We estimate that the three fewer days of activity in 2014 compared to 2013 reduced fee revenues by approximately $5 million.
The $72 million increase in owned, leased, and other revenue, predominantly reflected $56 million of higher owned and leased revenue, $17 million in revenue from various Protea Hotels programs, $9 million in higher branding fees, and $2 million in other program revenue, partially offset by $14 million lower termination fee revenue in 2014. Higher owned and leased revenue reflected $43 million from Protea Hotel leases associated with the acquisition, $30 million in revenue from a North American Full-Service managed property that we acquired in the 2013 fourth quarter, and stronger performance across our new and existing owned and leased International properties, partially offset by $37 million attributable to five International properties that converted to managed or franchised properties. Combined branding fees for credit card endorsements and the sale of branded residential real estate by others totaled $127 million in 2014 and $118 million in 2013.
The $764 million increase in total cost reimbursements revenue reflected the impact of higher occupancies at our properties and growth across our system.

Operating Income
2015 Compared to 2014
Operating income increased by $191 million to $1,350 million in 2015 from $1,159 million in 2014. The $191 million increase in operating income reflected a $108 million increase in franchise fees, a $26 million increase in base management fees, a $25 million decrease in general, administrative, and other expenses, a $17 million increase in incentive management fees, a $9 million decrease in depreciation, amortization, and other expense, and $6 million of higher owned, leased, and other revenue, net of direct expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to 2014 in the preceding “Revenues” section.
The $6 million (2 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $4 million in higher branding fees. Owned and leased revenue, net of direct expenses was unchanged as stronger results at several of our International properties, including $4 million of lower lease payments for properties that moved to managed, franchised, or left our system, were offset by $10 million of weaker performance due to renovations.
Depreciation, amortization and other expense decreased by $9 million (6 percent) to $139 million in 2015 from $148 million in 2014. The decrease reflected a $25 million favorable variance to the 2014 impairment charge on the EDITION hotels, partially offset by the 2015 impairment charges of $6 million for The Miami Beach EDITION residences and $6 million for The New York (Madison Square Park) EDITION, which are both discussed in Footnote No. 3, “Acquisitions and Dispositions,” and a $4 million impairment charge on corporate equipment.
General, administrative, and other expenses decreased by $25 million (4 percent) to $634 million in 2015 from $659 million in 2014. The decrease largely reflected a $28 million net favorable impact to our legal expenses associated with litigation resolutions, $24 million of development costs that we deferred in 2015 related to our growing franchise pipeline, and $5 million in lower foreign exchange losses compared to the 2014 devaluation of assets denominated in Venezuelan Bolivars, partially offset by $20 million of higher costs incurred to grow our brands globally, $5 million of transaction costs related to the Starwood Combination, and $5 million from the Delta Hotels and Resorts acquisition.
2014 Compared to 2013
Operating income increased by $171 million to $1,159 million in 2014 from $988 million in 2013. The $171 million increase in operating income reflected a $79 million increase in franchise fees, a $51 million increase in base management fees, a $46 million increase in incentive management fees, and $26 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by a $21 million increase in depreciation, amortization, and other expense, and a $10 million increase in general, administrative, and other expenses. We discuss the reasons for the increases in base management fees, franchise fees, and incentive management fees compared to 2013 in the preceding “Revenues” section.
The $26 million (12 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $23 million of higher owned and leased revenue, net of direct expenses, $9 million in higher branding fees, $4 million from various programs at Protea Hotels, and $2 million in other program revenue, partially offset by $14 million in higher termination fees in 2013. Higher owned and leased revenue, net of direct expenses of $23 million primarily reflects $14 million in net favorable results at several leased properties, $10 million of revenue, net of direct expenses for a North American Full-Service managed property that we acquired in the 2013 fourth quarter, and $7 million of revenue, net of direct expenses for new Protea Hotel leases, partially offset by $6 million attributable to International properties that converted to managed or franchised.
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
General, administrative, and other expenses increased by $10 million (2 percent) to $659 million in 2014 from $649 million in 2013. The increase largely reflected $9 million from the addition of Protea Hotels and related transition costs, $7 million from net unfavorable foreign exchange rates, primarily from the devaluation of assets denominated in Venezuelan Bolivars, and $6 million of increased guarantee funding, partially offset by $8 million litigation settlements recognized in 2013, and a $5 million performance cure payment in 2013 for an International property.

Gains and Other Income, Net
2015 Compared to 2014
Gains and other income, net increased by $19 million (238 percent) to $27 million in 2015 compared to $8 million in 2014. The increase primarily reflects the $41 million gain on the redemption of our preferred equity ownership interest, discussed in Footnote No. 14, “Fair Value of Financial Instruments.” The increase was partially offset by an $11 million disposal loss for an International property and a $4 million expected disposal loss for a North American Limited-Service segment plot of land, both discussed in Footnote No. 3, “Acquisitions and Dispositions.”
2014 Compared to 2013
Gains and other income, net decreased by $3 million (27 percent) to $8 million in 2014 compared to $11 million in 2013. This decrease in gains and other income, net reflected a gain of $8 million on the sale of a portion of our shares of a publicly traded company in the 2013 second quarter, partially offset by $4 million in net distribution from cost method investments (not allocated to any of our segments) in 2014.
Interest Expense
2015 Compared to 2014
Interest expense increased by $52 million (45 percent) to $167 million in 2015 compared to $115 million in 2014. The increase was due to net lower capitalized interest expense as a result of the completion of The Miami Beach EDITION in the 2014 fourth quarter and The New York (Madison Square Park) EDITION in the 2015 second quarter ($25 million), interest on the Series O Notes and Series P Notes that we issued in the 2015 third quarter and the Series N Notes that we issued in the 2014 fourth quarter ($17 million), and an unfavorable variance to the 2014 debt premium accretion true-up ($7 million).
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
Interest Income
2015 Compared to 2014
Interest income decreased by $1 million (3 percent) to $29 million in 2015 compared to $30 million in 2014. This decrease was primarily due to lower interest income on the preferred equity ownership interest that was redeemed in the 2015 second quarter ($5 million), partially offset by higher interest income on the $85 million mezzanine loan (net of a $15 million discount) we provided to an owner in conjunction with entering into a franchise agreement for an International property in the 2014 second quarter ($5 million).
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
Equity in Earnings (Losses)
2015 Compared to 2014
Equity in earnings of $16 million in 2015 increased by $10 million from equity in earnings of $6 million in 2014. The increase reflects a $22 million year-over-year impact from the reversal in 2015 of an $11 million litigation reserve that was recorded in 2014 and associated with an equity investment and a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities. The increase was partially offset by a $6 million impairment charge relating to an

International joint venture and an unfavorable variance to a $9 million benefit recorded in 2014 for two of our International investments, following the reversal of their liabilities associated with a tax law change in a country in which they operate.
2014 Compared to 2013
Equity in earnings of $6 million in 2014 improved by $11 million from equity in losses of $5 million in 2013. The increase was driven by a $9 million reversal of deferred tax liabilities associated with a tax law change in a country in which two of our International joint ventures operate, $9 million in higher earnings from three of our International and one of our North American Full-Service joint ventures, and a favorable variance from a $4 million impairment charge in the 2013 second quarter associated with a corporate investment (not allocated to any of our segments) that we determined was fully impaired because we do not expect to recover the investment. This was partially offset by an $11 million litigation reserve associated with another equity investment discussed above (not allocated to any of our segments).
Provision for Income Tax
2015 Compared to 2014
Our tax provision increased by $61 million (18 percent) to $396 million in 2015 from $335 million in 2014. The increase was primarily due to higher pre-tax earnings and unfavorable comparisons to the 2014 resolution of a U.S. federal tax issue relating to a guest marketing program, the 2014 release of an international valuation allowance, and the 2014 resolution of an international financing activity tax issue. The increase was partially offset by a favorable IRS settlement relating to share-based compensation ($12 million), a tax benefit from an International property disposition ($7 million), and a favorable comparison to the 2014 tax on unrealized foreign exchange gains that were taxed within a foreign jurisdiction ($5 million).
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
Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), a financial measure not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”), reflects net income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. Our non-GAAP measure of Adjusted EBITDA further adjusts EBITDA to exclude (1) the pre-tax EDITION impairment charges of $12 million in 2015 and $25 million in 2014, which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements following an evaluation of our EDITION hotels and residences for recovery; (2) the $15 million pre-tax loss on dispositions of real estate, which we recorded in the “Gains and other income, net” caption of our Income Statements in 2015; (3) the $41 million pre-tax gain triggered by a mandatory redemption feature of a preferred equity investment in 2015; and (4) share-based compensation expense for all periods presented.
We believe that Adjusted EBITDA is a meaningful indicator of our operating performance because it permits period-over-period comparisons of our ongoing core operations before the excluded items and facilitates our comparison of results before these items with results from other lodging companies, and because it excludes certain items that can vary widely across different industries or among companies within the lodging industry. For example, interest expense can be dependent on a company’s capital structure, debt levels, and credit ratings, and accordingly interest expense’s impact on earnings varies significantly among companies. Similarly, tax positions will vary among companies as a result of their differing abilities to take advantage of tax benefits and the tax policies of the jurisdictions in which they operate. As a result, effective tax rates and provision for income taxes can vary considerably among companies. Our Adjusted EBITDA also excludes depreciation and amortization expense which we report under “Depreciation, amortization, and other,” as well as depreciation included under “Reimbursed costs” in our Income Statements, because companies utilize productive assets of different ages and use different methods of both acquiring and depreciating productive assets. These differences can result in considerable variability in the relative costs of productive assets and the depreciation and amortization expense among companies. We also exclude share-based compensation expense to address the considerable variability among companies in recording compensation expense because companies use share-based payment awards differently, both in the type and quantity of awards granted.
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
We present our 2015 and 2014 Adjusted EBITDA calculations that reflect the changes we describe above and reconcile this measure with Net Income in the following table:

($ in millions)	2015	2014
Net Income	$859	$753
Interest expense	167	115
Tax provision	396	335
Depreciation and amortization	127	123
Depreciation classified in Reimbursed costs	58	51
Interest expense from unconsolidated joint ventures	2	3
Depreciation and amortization from unconsolidated joint ventures	10	10
EBITDA	$1,619	$1,390
EDITION impairment charge	12	25
Loss on dispositions of real estate	15	—
Gain on redemption of preferred equity ownership interest	(41)	—
Share-based compensation (including share-based compensation reimbursed by third-party owners)	113	109
Adjusted EBITDA	$1,718	$1,524
BUSINESS SEGMENTS
We are a diversified global lodging company with operations in three reportable business segments: North American Full-Service, North American Limited-Service, and International. See Footnote No. 16, “Business Segments,” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.

Properties by Segment
At year-end 2015, we operated, franchised, and licensed the following properties by segment and brand:

	Company-Operated		Franchised / Licensed		Other (2)
	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service
Marriott Hotels	132	69,954	200	61,556	—	—
JW Marriott	15	9,690	10	4,469	—	—
Marriott Conference Centers	10	2,915	—	—	—	—
Renaissance Hotels	28	12,229	54	15,130	—	—
Autograph Collection Hotels	3	1,065	52	12,070	—	—
Delta Hotels and Resorts	26	6,828	10	2,557	—	—
Gaylord Hotels	5	8,098	—	—	—	—
The Ritz-Carlton	39	11,410	1	429	—	—
The Ritz-Carlton Residences (1)	31	3,757	1	55	—	—
EDITION	2	568	—	—	—	—
EDITION Residences (1)	1	25	—	—	—	—
Total North American Full-Service	292	126,539	328	96,266	—	—

North American Limited-Service
Courtyard	276	43,890	640	85,151	—	—
Residence Inn	111	16,719	579	67,693	—	—
Fairfield Inn & Suites	5	1,324	756	68,646	—	—
SpringHill Suites	30	4,720	306	35,030	—	—
TownePlace Suites	15	1,740	255	25,388	—	—
AC Hotels by Marriott	—	—	—	—	5	911
Total North American Limited-Service	437	68,393	2,536	281,908	5	911

Total North American Locations	729	194,932	2,864	378,174	5	911

International
Marriott Hotels	145	41,201	39	11,651	—	—
JW Marriott	48	18,789	4	1,094	—	—
Marriott Executive Apartments	28	4,181	—	—	—	—
Renaissance Hotels	53	17,194	25	7,040	—	—
Autograph Collection Hotels	3	584	32	8,741	5	348
Protea Hotels	47	5,680	55	3,929	—	—
The Ritz-Carlton	52	14,713	—	—	—	—
The Ritz-Carlton Residences (1)	8	416	—	—	—	—
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—
Bulgari Hotels & Resorts	2	117	1	85	—	—
Bulgari Residences (1)	1	5	—	—	—	—
EDITION	1	173	1	78	—	—
Courtyard	73	15,354	48	9,022	—	—
Residence Inn	5	517	2	200	—	—
Fairfield Inn & Suites	5	716	2	386	—	—
AC Hotels by Marriott	—	—	—	—	78	9,551
Moxy Hotels	—	—	1	162	—	—
Total International	475	120,219	210	42,388	83	9,899

Timeshare (3)	—	—	58	12,807	—	—

Total	1,204	315,151	3,132	433,369	88	10,810

(1)	Represents projects where we manage the related owners’ association. We include residential properties once they possess a certificate of occupancy.

(2)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings (losses)” caption of our Income Statements.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. Includes products that are in active sales as well as those sold out. MVW reports its property and room counts on a fiscal year basis for the MVW fiscal year ended January 1, 2016.

The following discussion reflects all three of our reportable segments. We consider total segment revenues and total segment profits (as defined in Footnote No. 16, “Business Segments”) to be meaningful indicators of our performance because they measure our growth in profitability and enable investors to compare the revenues and profits of our operations to our competitors.
2015 Compared to 2014
We added 300 properties (51,547 rooms) and 51 properties (6,328 rooms) exited our system in 2015.
Total segment revenues increased by $678 million to $14,218 million in 2015, a five percent increase from revenues of $13,540 million in 2014, and total segment profits increased by $111 million to $1,504 million in 2015, an eight percent increase from $1,393 million in 2014.
The year-over-year increase in segment revenues of $678 million was a result of a $572 million increase in cost reimbursements revenue, a $109 million increase in franchise fees, a $26 million increase in base management fees, and a $17 million increase in incentive management fees, partially offset by a $46 million decrease in owned, leased, and other revenue. The year-over-year increase of $111 million in segment profits reflected a $109 million increase in franchise fees, a $26 million increase in base management fees, and a $17 million increase in incentive management fees, partially offset by a $20 million decrease in gains and other income, net, a $12 million decrease in equity in earnings, a $6 million increase in general, administrative, and other expenses, and a $3 million decrease in owned, leased, and other revenue, net of direct expenses. For more information on the variances, see the preceding sections beginning with “Revenues.”
In 2015, 68 percent of our managed properties paid incentive management fees to us versus 50 percent in 2014. Managed properties that paid incentive management fees in 2015 represented 63 percent of properties in North America and 74 percent outside of North America, compared to 36 percent in North America and 73 percent outside of North America in 2014. The percentage of North American properties that paid incentive management fees to us increased compared to 2014 due to a few large North American Limited-Service portfolios of properties that paid incentive management fees in 2015 but did not do so in 2014. In addition, in 2015, 51 percent of our incentive fees came from properties outside of North America versus 56 percent in 2014.
Compared to 2014, worldwide comparable company-operated house profit margins in 2015 increased by 80 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 7.5 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and solid cost controls. These same factors contributed to North American company-operated house profit margins increasing by 80 basis points compared to 2014. HP-PAR at those same properties increased by 7.8 percent. International company-operated house profit margins increased by 70 basis points, and HP-PAR at those properties increased by 6.9 percent reflecting increased demand and higher RevPAR in most locations and improved productivity.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
2014 Compared to 2013
We added 311 properties (46,050 rooms) and 52 properties (6,418 rooms) exited our system in 2014. These figures do not include residential units. During 2014, we also added two residential properties (30 units) and no residential properties or units exited our system.
Total segment revenues increased by $1,022 million to $13,540 million in 2014, an 8 percent increase from revenues of $12,518 million in 2013, and total segment profits increased by $196 million to $1,393 million in 2014 from $1,197 million in 2013.
The year-over-year increase in segment revenues of $1,022 million was a result of a $787 million increase in cost reimbursements revenue, an $80 million increase in franchise fees, a $58 million increase in owned, leased, and other revenue, a $51 million increase in base management fees, and a $46 million increase in incentive management fees. The year-over-year increase of $196 million in segment profits reflected an $80 million increase in franchise fees, a $51 million increase in base management fees, a $46 million increase in incentive management fees, $19 million of lower joint venture equity losses, a $11 million increase in owned, leased, and other revenue, net of direct expenses, and $4 million of lower depreciation, amortization, and other expense, partially offset by a $16 million increase in general, administrative, and other expenses. For more information on the variances, see the preceding sections beginning with “Revenues.”
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
Compared to 2013, worldwide comparable company-operated house profit margins in 2014 increased by 120 basis points and HP-PAR increased by 9.7 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and solid cost controls. These same factors contributed to North American company-operated house profit margins increasing by 150 basis points compared to 2013. HP-PAR at those same properties increased by 11.4 percent. International company-operated house profit margins increased by 70 basis points, and HP-PAR at those properties increased by 6.6 percent reflecting increased demand and higher RevPAR in most locations and improved productivity. Note that 2014 had three fewer days of activity when compared to 2013.
See “Statistics” below for detailed information on Systemwide RevPAR and Company-operated RevPAR by segment, region, and brand.
Development
In 2015, we added 300 properties with 51,547 rooms across our brands, including 9,590 rooms from the acquisition of Delta Hotels and Resorts, and 51 properties (6,328 rooms) left our system. No residential properties entered or left our system. Highlights of the year included:

•	Converting 39 properties (7,301 rooms), or 14 percent of our gross room additions for the year, to our brands;

•	Adding approximately 32 percent of all the new rooms outside North America; and

•	Adding 173 properties (19,712 rooms) to our North American Limited-Service brands.
We have over 270,000 hotel rooms in our development pipeline as of year-end 2015, which includes hotel rooms under construction and under signed contracts, as well as nearly 27,000 hotel rooms approved for development but not yet under signed contracts. We expect the number of our open hotel rooms (gross) to increase approximately 8 percent in 2016. This development pipeline and expected hotel room growth information does not include rooms that will join our system through the Starwood Combination.
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

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	2015	Change vs. 2014		2015	Change vs. 2014
Marriott Hotels
Occupancy	75.4%	0.6%	pts.	72.6%	0.6%	pts.
Average Daily Rate	$195.28	3.8%		$175.53	4.2%
RevPAR	$147.33	4.7%		$127.52	5.0%
Renaissance Hotels
Occupancy	75.2%	0.8%	pts.	73.9%	0.8%	pts.
Average Daily Rate	$182.13	4.4%		$164.02	4.3%
RevPAR	$136.91	5.5%		$121.20	5.4%
Autograph Collection Hotels
Occupancy	*	*	pts.	77.5%	1.1%	pts.
Average Daily Rate	*	*		$229.90	1.9%
RevPAR	*	*		$178.16	3.5%
The Ritz-Carlton
Occupancy	72.1%	(0.1)%	pts.	72.1%	(0.1)%	pts.
Average Daily Rate	$359.92	2.9%		$359.92	2.9%
RevPAR	$259.41	2.7%		$259.41	2.7%
Composite North American Full-Service
Occupancy	74.9%	0.6%	pts.	73.1%	0.6%	pts.
Average Daily Rate	$209.72	3.5%		$187.40	3.8%
RevPAR	$157.10	4.3%		$136.95	4.6%
Courtyard
Occupancy	72.8%	0.7%	pts.	73.1%	0.8%	pts.
Average Daily Rate	$139.08	5.2%		$136.58	5.0%
RevPAR	$101.18	6.3%		$99.88	6.1%
Residence Inn
Occupancy	78.5%	0.4%	pts.	79.4%	0.1%	pts.
Average Daily Rate	$143.14	6.0%		$139.51	5.3%
RevPAR	$112.33	6.5%		$110.75	5.5%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	70.6%	0.3%	pts.
Average Daily Rate	nm	nm		$108.71	4.2%
RevPAR	nm	nm		$76.70	4.7%
TownePlace Suites
Occupancy	72.7%	0.1%	pts.	74.8%	0.3%	pts.
Average Daily Rate	$102.99	8.2%		$101.83	4.6%
RevPAR	$74.83	8.3%		$76.15	5.0%
SpringHill Suites
Occupancy	76.0%	1.6%	pts.	74.8%	0.3%	pts.
Average Daily Rate	$125.24	5.1%		$118.64	4.8%
RevPAR	$95.21	7.5%		$88.80	5.2%
Composite North American Limited-Service
Occupancy	74.5%	0.7%	pts.	74.4%	0.5%	pts.
Average Daily Rate	$137.92	5.5%		$127.65	4.9%
RevPAR	$102.76	6.5%		$94.99	5.6%
Composite North American - All
Occupancy	74.7%	0.6%	pts.	73.9%	0.5%	pts.
Average Daily Rate	$179.53	4.2%		$148.53	4.5%
RevPAR	$134.18	5.0%		$109.83	5.2%
* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	2015	Change vs. 2014		2015	Change vs. 2014
Caribbean and Latin America
Occupancy	72.4%	0.2%	pts.	70.7%	0.6%	pts.
Average Daily Rate	$248.05	4.9%		$210.46	3.3%
RevPAR	$179.58	5.2%		$148.86	4.1%
Europe
Occupancy	75.9%	1.7%	pts.	74.3%	1.5%	pts.
Average Daily Rate	$173.07	4.1%		$167.63	4.0%
RevPAR	$131.43	6.5%		$124.59	6.2%
Middle East and Africa
Occupancy	61.2%	2.7%	pts.	61.6%	2.8%	pts.
Average Daily Rate	$181.16	(3.5)%		$178.37	(3.0)%
RevPAR	$110.85	0.9%		$109.80	1.6%
Asia Pacific
Occupancy	74.1%	3.4%	pts.	74.6%	3.2%	pts.
Average Daily Rate	$153.83	—%		$155.24	0.9%
RevPAR	$114.00	4.7%		$115.77	5.5%
Total International (1)
Occupancy	72.9%	2.3%	pts.	72.5%	2.1%	pts.
Average Daily Rate	$176.24	1.7%		$171.20	2.1%
RevPAR	$128.50	5.0%		$124.13	5.1%
Total Worldwide (2)
Occupancy	74.1%	1.2%	pts.	73.7%	0.8%	pts.
Average Daily Rate	$178.46	3.4%		$152.30	4.1%
RevPAR	$132.30	5.0%		$112.25	5.2%

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

	Comparable Company-Operated North American Properties (1)			Comparable Systemwide North American Properties (1)
	2014	Change vs. 2013		2014	Change vs. 2013
Marriott Hotels
Occupancy	75.1%	1.6%	pts.	72.6%	1.5%	pts.
Average Daily Rate	$188.39	3.5%		$171.43	4.0%
RevPAR	$141.42	5.7%		$124.49	6.2%
Renaissance Hotels
Occupancy	73.1%	1.1%	pts.	72.6%	1.9%	pts.
Average Daily Rate	$177.42	3.7%		$160.77	3.9%
RevPAR	$129.76	5.2%		$116.69	6.7%
Autograph Collection Hotels
Occupancy	*	*	pts.	75.4%	(1.0)%	pts.
Average Daily Rate	*	*		$229.58	8.9%
RevPAR	*	*		$173.04	7.5%
The Ritz-Carlton North America
Occupancy	72.9%	1.5%	pts.	72.9%	1.5%	pts.
Average Daily Rate	$338.48	4.0%		$338.48	4.0%
RevPAR	$246.89	6.2%		$246.89	6.2%
Composite North American Full-Service
Occupancy	74.5%	1.6%	pts.	72.8%	1.5%	pts.
Average Daily Rate	$200.77	3.6%		$182.00	4.1%
RevPAR	$149.48	5.8%		$132.44	6.4%
Residence Inn
Occupancy	78.4%	2.2%	pts.	79.3%	1.9%	pts.
Average Daily Rate	$135.58	4.4%		$130.82	4.2%
RevPAR	$106.24	7.4%		$103.79	6.7%
Courtyard
Occupancy	71.8%	3.0%	pts.	72.5%	2.3%	pts.
Average Daily Rate	$129.72	5.0%		$129.32	4.5%
RevPAR	$93.18	9.6%		$93.77	7.8%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	70.1%	2.2%	pts.
Average Daily Rate	nm	nm		$102.80	3.9%
RevPAR	nm	nm		$72.11	7.3%
TownePlace Suites
Occupancy	72.6%	6.3%	pts.	74.7%	3.2%	pts.
Average Daily Rate	$95.23	8.7%		$96.84	5.3%
RevPAR	$69.09	19.0%		$72.38	9.9%
SpringHill Suites
Occupancy	73.8%	1.9%	pts.	74.6%	2.6%	pts.
Average Daily Rate	$112.14	4.8%		$112.16	3.9%
RevPAR	$82.78	7.5%		$83.65	7.6%
Composite North American Limited-Service
Occupancy	73.7%	2.8%	pts.	74.0%	2.3%	pts.
Average Daily Rate	$128.82	4.9%		$120.36	4.2%
RevPAR	$94.95	9.0%		$89.11	7.5%
Composite North American - All
Occupancy	74.2%	2.0%	pts.	73.6%	2.0%	pts.
Average Daily Rate	$173.11	3.8%		$143.27	4.1%
RevPAR	$128.39	6.7%		$105.39	7.0%
* There are no company-operated comparable properties.
nm means not meaningful as the brand is predominantly franchised.

(1)	Statistics include only properties located in the United States.

	Comparable Company-Operated Properties (1)			Comparable Systemwide Properties (1)
	2014	Change vs. 2013		2014	Change vs. 2013
Caribbean and Latin America
Occupancy	73.6%	2.7%	pts.	71.3%	2.2%	pts.
Average Daily Rate	$239.95	6.9%		$205.88	5.9%
RevPAR	$176.66	11.0%		$146.83	9.4%
Europe
Occupancy	74.9%	1.4%	pts.	73.1%	1.3%	pts.
Average Daily Rate	$193.20	1.3%		$185.06	0.9%
RevPAR	$144.61	3.2%		$135.28	2.7%
Middle East and Africa
Occupancy	60.1%	5.8%	pts.	60.3%	5.4%	pts.
Average Daily Rate	$190.60	(2.5)%		$186.19	(1.6)%
RevPAR	$114.47	7.9%		$112.26	8.1%
Asia Pacific
Occupancy	73.7%	1.9%	pts.	74.1%	1.8%	pts.
Average Daily Rate	$176.48	2.1%		$176.43	2.4%
RevPAR	$130.04	4.8%		$130.71	5.0%
Total International (2)
Occupancy	72.6%	2.2%	pts.	71.9%	2.0%	pts.
Average Daily Rate	$192.04	2.2%		$185.39	2.1%
RevPAR	$139.35	5.4%		$133.37	5.1%
Total Worldwide (3)
Occupancy	73.7%	2.1%	pts.	73.3%	2.0%	pts.
Average Daily Rate	$178.96	3.3%		$150.23	3.7%
RevPAR	$131.83	6.3%		$110.09	6.6%

(1)	International includes properties located outside the United States and Canada, except for worldwide, which includes the United States.

(2)
Company-operated statistics include the Marriott Hotels, Renaissance Hotels, Autograph Collection Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, Courtyard, and Residence Inn brands. In addition to the foregoing brands, systemwide statistics also include the Fairfield Inn & Suites brand.

(3)
Company-operated and systemwide statistics include properties worldwide for the Marriott Hotels, Renaissance Hotels, Autograph Collection Hotels, Gaylord Hotels, The Ritz-Carlton, Bulgari Hotels & Resorts, Courtyard, Residence Inn, Fairfield Inn & Suites, TownePlace Suites, and SpringHill Suites brands.

North American Full-Service includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Delta Hotels and Resorts, and Gaylord Hotels located in the United States and Canada.

($ in millions)				Annual Change
	2015	2014	2013	Change 2015/2014	Change 2014/2013
Segment revenues	$8,825	$8,323	$7,978	6%	4%
Segment profits	$561	$524	$490	7%	7%
2015 Compared to 2014
In 2015, across our North American Full-Service segment we added 57 properties (15,345 rooms), including 37 properties (9,590 rooms) from the Delta Hotels and Resorts acquisition, and five properties (1,398 rooms) left our system.
For the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014, RevPAR for comparable systemwide North American Full-Service properties increased by 4.6 percent to $136.95, occupancy for these properties increased by 0.6 percentage points to 73.1 percent, and average daily rates increased by 3.8 percent to $187.40.
The $37 million increase in segment profits, compared to 2014, was driven by $44 million of higher base management and franchise fees and $10 million of higher incentive management fees, partially offset by $6 million of lower owned, leased, and other revenue, net of direct expenses, $4 million of higher general, administrative, and other expenses, $4 million of lower gains and other income, net, and $3 million of higher depreciation, amortization, and other expense.
Base management and franchise fees were higher due to stronger RevPAR driven by rate and unit growth, partially offset by $5 million of contract modifications and terminations. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.

Lower owned, leased, and other revenue, net of direct expenses primarily reflected $8 million of weaker performance at a North American Full-Service property under renovation.
General, administrative, and other expenses were higher due to $5 million from the Delta Hotels and Resorts acquisition and $2 million in higher reserves for guarantee funding, partially offset by $3 million of other property expenses incurred in 2014.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $7,911 million in 2015, compared to $7,465 million in 2014.
2014 Compared to 2013
In 2014, across our North American Full-Service segment we added 23 properties (5,093 rooms) and no properties (zero rooms) left our system.
For the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, RevPAR for comparable systemwide North American Full-Service properties increased by 6.4 percent to $132.44, occupancy for these properties increased by 1.5 percentage points to 72.8 percent, and average daily rates increased by 4.1 percent to $182.00.
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
Base management and franchise fees were higher due to stronger RevPAR as a result of increased demand and unit growth, partially offset by $7 million from terminated units. The increase in incentive management fees was primarily driven by higher net house profit at managed hotels, partially offset by $5 million in deferred fees recognized in 2013.
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
General, administrative, and other expenses increased primarily due to a $4 million increase in guarantee funding and $3 million of other property expenses.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $7,465 million in 2014, compared to $7,190 million in 2013.
North American Limited-Service includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites located in the United States and Canada.

($ in millions)				Annual Change
	2015	2014	2013	Change 2015/2014	Change 2014/2013
Segment revenues	$3,193	$2,962	$2,583	8%	15%
Segment profits	$651	$574	$479	13%	20%
2015 Compared to 2014
In 2015, across our North American Limited-Service segment we added 173 properties (19,712 rooms) and 26 properties (2,820 rooms) left our system. The majority of the properties that left our system were Fairfield Inn & Suites and Residence Inn properties.
For the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014, RevPAR for comparable systemwide North American Limited-Service properties increased by 5.6 percent to $94.99, occupancy for these properties increased by 0.5 percentage points to 74.4 percent, and average daily rates increased by 4.9 percent to $127.65.
The $77 million increase in segment profits, compared to 2014, reflected $73 million of higher base management and franchise fees, $13 million of higher incentive management fees, $2 million of lower general, administrative, and other expenses, and $1 million of lower depreciation, amortization, and other expense, partially offset by $5 million of lower owned, leased, and other revenue, net of direct expenses, $4 million of lower gains and other income, net, and $3 million of lower equity in earnings.
Base management and franchise fees were higher due to unit growth and stronger room rates, including $19 million of higher franchise licensing and application fees, partially offset by a $5 million reduction in previously deferred fees and $3 million of contract terminations. Increased incentive management fees were primarily driven by a few large portfolios of managed hotels whose improved net house profits allowed them to reach their owners priority threshold and begin to record incentive fees.
Lower owned, leased, and other revenue, net of direct expenses primarily reflected $7 million of lower termination fees, partially offset by $3 million of higher net earnings at several leased properties.
Gains and other income, net were lower due to a $4 million expected disposal loss on a plot of land. See Footnote No. 3, “Acquisitions and Dispositions” for more information.
Lower equity in earnings was driven by the redemption of our investment in an entity that owns two hotels.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $2,366 million in 2015, compared to $2,217 million in 2014.
2014 Compared to 2013
In 2014, across our North American Limited-Service segment we added 120 properties (13,928 rooms) and 32 properties (3,030 rooms) left our system. The majority of the properties that left our system were Fairfield Inn & Suites and Residence Inn properties.
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
International includes properties, regardless of brand, that are located outside the United States and Canada.

($ in millions)				Annual Change
	2015	2014	2013	Change 2015/2014	Change 2014/2013
Segment revenues	$2,200	$2,255	$1,957	(2)%	15%
Segment profits	$292	$295	$228	(1)%	29%
2015 Compared to 2014
In 2015, across our International regions we added 70 properties (16,490 rooms) and 20 properties (2,110 rooms) left our system.
For the twelve months ended December 31, 2015, compared to the twelve months ended December 31, 2014, RevPAR for comparable systemwide international properties increased by 5.1 percent to $124.13, occupancy for these properties increased by 2.1 percentage points to 72.5 percent, and average daily rates increased by 2.1 percent to $171.20. See “Business and Overview” for a discussion of trends in the various International regions.

The $3 million decrease in segment profits in 2015, compared to 2014, consisted of $12 million of lower gains and other income, net, $9 million of lower equity in earnings, $6 million of lower incentive management fees, and $4 million of higher general, administrative, and other expenses, partially offset by $18 million of higher base management and franchise fees, $8 million of higher owned, leased, and other revenue, net of direct expenses, and $2 million of lower depreciation, amortization, and other expense.
Base management and franchise fees increased due to stronger RevPAR, driven by both occupancy and rate, and unit growth, partially offset by the impact of $16 million in unfavorable foreign exchange rates. Lower incentive management fees reflected $15 million in unfavorable foreign exchange rates, partially offset by higher net house profit at managed hotels and unit growth.
Higher owned, leased, and other revenue, net of direct expenses largely reflected favorable operating results at several of our properties, including $4 million of lower lease payments for properties that moved to managed, franchised, or left our system, and $7 million of increased termination fees, partially offset by $4 million in lower branding fees, and $2 million from a property that converted to managed.
Lower depreciation, amortization, and other expense was driven by amortization true-ups and lower depreciation from an International property sold in 2015, partially offset by $5 million of higher depreciation at several of our leased properties.
General, administrative, and other expenses increased primarily due to higher costs for branding and service initiatives to grow our brands globally.
Lower gains and other income, net primarily reflected an $11 million loss on the sale of an International property discussed in Footnote No. 3, “Acquisitions and Dispositions.”
Lower equity in earnings reflected an unfavorable variance to a $9 million benefit recorded in 2014 for two of our International investments, following the reversal of their liabilities associated with a tax law change in a country in which they operate, and a $6 million impairment charge relating to an International joint venture, partially offset by a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities.
Cost reimbursements revenue and expenses for our International properties totaled $1,282 million in 2015, compared to $1,305 million in 2014.
2014 Compared to 2013
In 2014, across our International regions we added 170 properties (26,737 rooms) and 16 properties (3,130 rooms) left our system.
For the twelve months ended December 31, 2014, compared to the twelve months ended December 31, 2013, RevPAR for comparable systemwide international properties increased by 5.1 percent to $133.37, occupancy for these properties increased by 2.0 percentage points to 71.9 percent, and average daily rates increased by 2.1 percent to $185.39. See “Business and Overview” for a discussion of results in the various International regions.
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
Cost reimbursements revenue and expenses for our International properties totaled $1,305 million in 2014, compared to $1,071 million in 2013.
SHARE-BASED COMPENSATION
Under our Stock and Cash Incentive Plan, we award: (1) stock options to purchase our common stock; (2) stock appreciation rights (“SARs”) for our common stock; (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports under the Stock and Cash Incentive Plan.
During 2015, we granted 1.3 million RSUs, 0.1 million PSUs, and 0.3 million SARs. See Footnote No. 5, “Share-Based Compensation,” for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 2 “Summary of Significant Accounting Policies,” to our Financial Statements for information on our anticipated adoption of recently issued accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
Our multicurrency revolving credit agreement (the “Credit Facility”) provides for $2,000 million of aggregate effective borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. The availability of the Credit Facility also supports our commercial paper program. In addition, we may use borrowings under the Credit Facility, or commercial paper supported by the Credit Facility, to finance all or part of the cash component of the consideration to Starwood shareholders in connection with the Starwood Combination and certain fees and expenses incurred in connection with the combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. The term of the Credit Facility expires on July 18, 2018.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect that the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
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
At year-end 2015, our available borrowing capacity amounted to $1,158 million and reflected borrowing capacity of $1,062 million under our Credit Facility and our cash balance of $96 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $938 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Cash from Operations
Cash from operations and non-cash items for the last three fiscal years are as follows:

($ in millions)	2015	2014	2013
Cash from operations	$1,430	$1,224	$1,140
Non-cash items (1)	395	328	316

(1)	Includes depreciation, amortization, impairments, share-based compensation, and deferred income taxes.
Our ratio of current assets to current liabilities was 0.4 to 1.0 at year-end 2015 and 0.5 to 1.0 at year-end 2014. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which we detail in Exhibit 12 to this 2015 Annual Report on Form 10-K, are as follows:

Fiscal Years
2015	2014	2013	2012	2011
6.4x	6.2x	5.1x	4.6x	2.3x
Spin-off Cash Tax Benefits
Tax matters that could affect our cash tax benefits related to the 2011 spin-off of our timeshare operations and timeshare development business were resolved in 2013. As we expected, the spin-off resulted in our realization through 2015 of approximately $480 million of cash tax benefits, relating to the value of the timeshare business. We realized $447 million of those benefits through 2014 and expect to realize approximately $33 million of cash tax benefits in 2015.
Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital expenditures of $305 million in 2015, $411 million in 2014, and $296 million in 2013. These included expenditures related to the development and construction of new hotels and acquisitions of hotel properties, improvements to existing properties, and systems initiatives. Capital expenditures in 2015 decreased by $106 million compared to 2014, primarily related to the 2014 development of two EDITION hotels, partially offset by 2015 renovations at a North American Full-Service property and investments in our reservations system. Capital expenditures in 2014 increased by $115 million compared to 2013, primarily related to developing two EDITION hotels and our 2014 acquisition of an International property, partially offset by the completion of The London EDITION in the 2013 fourth quarter.
We expect 2016 investment spending will total approximately $450 million to $550 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for 2015. Our anticipated investment spending does not include additional investments we may make in connection with the Starwood Combination, which we expect will close in mid-2016, after customary conditions are satisfied, including shareholder approvals, required antitrust approvals, and the completion of Starwood’s previously announced spin-off of its vacation ownership business, or another spin-off, split-off, analogous disposition, or sale of its vacation ownership business. See Footnote No. 3, “Acquisitions and Dispositions,” for more information about the Starwood Combination.

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
Dispositions. Property and asset sales generated $673 million cash proceeds in 2015 and $435 million in 2014. See Footnote No. 3, “Acquisitions and Dispositions,” for more information on completed dispositions and planned dispositions.
Loan Activity. From time to time we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $26 million in 2015 compared to net advances of $69 million in 2014. At year-end 2015, we had a $3 million senior loan (current) and $218 million of mezzanine and other loans ($215 million noncurrent and $3 million current) outstanding, compared with a $3 million senior loan (current) and $239 million of mezzanine and other loans ($215 million noncurrent and $24 million current) outstanding at year-end 2014. In 2015, our notes receivable balance for senior, mezzanine, and other loans decreased by $21 million, primarily reflecting $86 million of collections on MVW notes receivable issued to us in 2011 in conjunction with our Timeshare spin-off, partially offset by the issuance of the $58 million mezzanine loan (net of a $6 million discount) described in Footnote No. 13, “Notes Receivable.”
Equity and Cost Method Investments. Cash outflows of $7 million in 2015, $6 million in 2014, and $16 million in 2013 for equity and cost method investments primarily reflects our investments in a number of joint ventures.
Cash from Financing Activities
Debt. Debt increased by $336 million in 2015, to $4,107 million at year-end 2015 from $3,771 million at year-end 2014, and reflected $790 million ($800 million face amount) in Series O and P Notes issuances, partially offset by $314 million from the redemption of Series G Notes and a $134 million decrease in commercial paper borrowings. See Footnote No. 10, “Long-Term Debt” for additional information on the debt issuances.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2015, our long-term debt had an average interest rate of 2.9 percent and an average maturity of approximately 4.6 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at year-end 2015.
See the “Cash Requirements and Our Credit Facilities,” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.
Share Repurchases. We purchased 25.7 million shares of our common stock in 2015 at an average price of $75.48 per share, 24.2 million shares in 2014 at an average price of $62.09 per share, and 20.0 million shares in 2013 at an average price of $41.46 per share. At year-end 2015, 14.4 million shares remained available for repurchase under authorizations from our Board of Directors. On February 11, 2016, we announced that our Board of Directors increased, by 25 million shares, the authorization to repurchase our common stock. We purchase shares in the open market and in privately negotiated transactions.
Dividends. Our Board of Directors declared and paid the following quarterly cash dividends in 2015: (1) $0.20 per share declared on February 12, 2015 and paid March 27, 2015 to shareholders of record on February 27, 2015; (2) $0.25 per share declared on May 8, 2015 and paid June 26, 2015 to shareholders of record on May 22, 2015; (3) $0.25 per share declared on August 6, 2015 and paid September 25, 2015 to shareholders of record on August 20, 2015; and (4) $0.25 per share declared November 5 and paid December 28 to shareholders of record on November 19. Our Board of Directors declared a cash dividend of $0.25 per share on February 11, 2016, payable on March 31, 2016 to shareholders of record on February 25, 2016.

Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations at year-end 2015:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$4,661	$415	$1,429	$1,105	$1,712
Capital lease obligations (1)	5	1	2	1	1
Operating leases where we are the primary obligor:
Recourse	776	114	209	136	317
Nonrecourse	186	12	26	18	130
Purchase obligations	173	71	99	3	—
Other noncurrent liabilities	48	1	8	2	37
Total contractual obligations	$5,849	$614	$1,773	$1,265	$2,197

(1)	Includes principal as well as interest payments.
The preceding table does not reflect unrecognized tax benefits at year-end 2015 of $24 million. See Footnote No. 6, “Income Taxes” for additional information.
In addition to the purchase obligations noted in the preceding table, in the normal course of business we enter into purchase commitments to manage the daily operating needs of the hotels that we manage. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.
Guarantee Commitments
The following table summarizes our guarantee commitments at year-end 2015:

		Amount of Guarantee Commitments Expiration by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total guarantees where we are the primary obligor	$228	$5	$29	$97	$97
Total guarantees where we are secondarily liable	92	24	51	9	8
Total guarantee commitments	$320	$29	$80	$106	$105
In conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability or damage occurring as a result of our actions or the actions of the other joint venture owner.
Investment and Loan Commitments
We also had the following investment and loan commitments outstanding at year-end 2015:

		Amount of Expected Funding by Period
($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Total investment and loan commitments	$85	$38	$47	$—	$—
For further information on our investment and loan commitments, including the nature of the commitments and their expirations, see the “Commitments” caption in Footnote No. 7, “Commitments and Contingencies.”
Letters of Credit
At year-end 2015, we also had $82 million of letters of credit outstanding (all outside the Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2015 totaled $159 million, the majority of which federal, state, and local governments requested in connection with our self-insurance programs.

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
Other Related Parties
We provide management services for and receive fees from properties owned by JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, and other members of the Marriott family.
For more information, including the impact to our financial statements of transactions with these related parties, see Footnote No. 17, “Related Party Transactions.”
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

We are also subject to risk from changes in debt prices from our investments in debt securities and fluctuations in stock price from our investment in a publicly traded company. Changes in the price of the underlying stock can impact the fair value of our investment. We account for our investments as available-for-sale securities under the guidance for accounting for certain investments in debt and equity securities. At year-end 2015, our investments had a fair value of $37 million.
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
The following table sets forth the scheduled maturities and the total fair value as of year-end 2015 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2016	2017	2018	2019	2020	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$2	$19	$1	$2	$39	$65	$65
Average interest rate							2.09%
Floating-rate notes receivable	$4	$1	$41	$4	$—	$106	$156	$151
Average interest rate							5.73%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(299)	$(301)	$(9)	$(605)	$(357)	$(1,593)	$(3,164)	$(2,943)
Average interest rate							3.68%
Floating-rate debt	$—	$—	$(938)	$—	$—	$—	$(938)	$(938)
Average interest rate							0.62%

Item 8.	Financial Statements and Supplementary Data.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended December 31, 2015 of Marriott International, Inc. and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 18, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ (deficit) equity and cash flows for each of the three fiscal years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 18, 2016

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2015, 2014, and 2013
($ in millions, except per share amounts)

	December 31, 2015	December 31, 2014	December 31, 2013
REVENUES
Base management fees (1)	$698	$672	$621
Franchise fees	853	745	666
Incentive management fees (1)	319	302	256
Owned, leased, and other revenue (1)	986	1,022	950
Cost reimbursements (1)	11,630	11,055	10,291
	14,486	13,796	12,784
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	733	775	729
Reimbursed costs (1)	11,630	11,055	10,291
Depreciation, amortization, and other (1)	139	148	127
General, administrative, and other (1)	634	659	649
	13,136	12,637	11,796
OPERATING INCOME	1,350	1,159	988
Gains and other income, net (1)	27	8	11
Interest expense (1)	(167)	(115)	(120)
Interest income (1)	29	30	23
Equity in earnings (losses) (1)	16	6	(5)
INCOME BEFORE INCOME TAXES	1,255	1,088	897
Provision for income taxes	(396)	(335)	(271)
NET INCOME	$859	$753	$626
EARNINGS PER SHARE
Earnings per share - basic	$3.22	$2.60	$2.05
Earnings per share - diluted	$3.15	$2.54	$2.00

(1)	See Footnote No. 17, “Related Party Transactions,” to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2015, 2014, and 2013
($ in millions)

	December 31, 2015	December 31, 2014	December 31, 2013
Net income	$859	$753	$626
Other comprehensive (loss) income:
Foreign currency translation adjustments	(123)	(41)	1
Other derivative instrument adjustments, net of tax	10	8	—
Unrealized (loss) gain on available-for-sale securities, net of tax	(7)	5	5
Reclassification of (gains) losses, net of tax	(6)	2	(6)
Total other comprehensive (loss) income, net of tax	(126)	(26)	—
Comprehensive income	$733	$727	$626
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2015 and 2014
($ in millions)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and equivalents	$96	$104
Accounts and notes receivable, net (1)	1,103	1,100
Prepaid expenses	77	64
Other (1)	30	109
Assets held for sale	78	233
	1,384	1,610
Property and equipment, net	1,029	1,460
Intangible assets
Contract acquisition costs and other (1)	1,451	1,351
Goodwill	943	894
	2,394	2,245
Equity and cost method investments (1)	165	224
Notes receivable, net	215	215
Deferred taxes, net (1)	672	819
Other noncurrent assets (1)	223	260
	$6,082	$6,833
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$300	$324
Accounts payable (1)	593	605
Accrued payroll and benefits	861	799
Liability for guest loyalty programs	952	677
Accrued expenses and other (1)	527	633
	3,233	3,038
Long-term debt	3,807	3,447
Liability for guest loyalty programs	1,622	1,657
Other noncurrent liabilities (1)	1,010	891
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,821	2,802
Retained earnings	4,878	4,286
Treasury stock, at cost	(11,098)	(9,223)
Accumulated other comprehensive loss	(196)	(70)
	(3,590)	(2,200)
	$6,082	$6,833

(1)	See Footnote No. 17, “Related Party Transactions,” to our Consolidated Financial Statements for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2015, 2014, and 2013
($ in millions)

	December 31, 2015	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES
Net income	$859	$753	$626
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	139	148	127
Share-based compensation	113	109	116
Income taxes	143	71	73
Liability for guest loyalty program	233	175	99
Working capital changes	(126)	(120)	50
Other	69	88	49
Net cash provided by operating activities	1,430	1,224	1,140
INVESTING ACTIVITIES
Capital expenditures	(305)	(411)	(296)
Dispositions	673	435	—
Loan advances	(66)	(103)	(7)
Loan collections	92	34	77
Equity and cost method investments	(7)	(6)	(16)
Contract acquisition costs	(121)	(65)	(61)
Acquisition of a business, net of cash acquired	(137)	(184)	(112)
Redemption of / (investment in) debt security	121	—	(65)
Other	117	(13)	(39)
Net cash provided by (used in) investing activities	367	(313)	(519)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(140)	235	311
Issuance of long-term debt	790	394	345
Repayment of long-term debt	(325)	(7)	(407)
Issuance of Class A Common Stock	40	178	199
Dividends paid	(253)	(223)	(196)
Purchase of treasury stock	(1,917)	(1,510)	(834)
Other	—	—	(1)
Net cash used in financing activities	(1,805)	(933)	(583)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(8)	(22)	38
CASH AND EQUIVALENTS, beginning of period	104	126	88
CASH AND EQUIVALENTS, end of period	$96	$104	$126
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
Fiscal Years 2015, 2014, and 2013
(in millions)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.9		Balance at December 28, 2012	$(1,285)	$5	$2,585	$3,509	$(7,340)	$(44)
—		Net income	626	—	—	626	—	—
—		Other comprehensive income	—	—	—	—	—	—
—		Dividends	(195)	—	—	(195)	—	—
7.1		Employee stock plan	269	—	131	(103)	241	—
(20)		Purchase of treasury stock	(830)	—	—	—	(830)	—
298.0		Balance at December 31, 2013	(1,415)	5	2,716	3,837	(7,929)	(44)
—		Net income	753	—	—	753	—	—
—		Other comprehensive income	(26)	—	—	—	—	(26)
—		Dividends	(223)	—	—	(223)	—	—
6.1		Employee stock plan	211	—	86	(81)	206	—
(24.2)		Purchase of treasury stock	(1,500)	—	—	—	(1,500)	—
279.9		Balance at December 31, 2014	(2,200)	5	2,802	4,286	(9,223)	(70)
—		Net income	859	—	—	859	—	—
—		Other comprehensive loss	(126)	—	—	—	—	(126)
—		Dividends	(253)	—	—	(253)	—	—
2.1		Employee stock plan	70	—	19	(14)	65	—
(25.7)		Purchase of treasury stock	(1,940)	—	—	—	(1,940)	—
256.3	(1)	Balance at December 31, 2015	$(3,590)	$5	$2,821	$4,878	$(11,098)	$(196)

(1)
Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2015, we had 265.3 million of these authorized shares of our common stock and no preferred stock outstanding.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its consolidated subsidiaries, as “we,” “us,” or “the Company”). In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the United States and Canada as “International.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2015 and fiscal year-end 2014 and the results of our operations and cash flows for fiscal years 2015, 2014, and 2013. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. In addition, in 2015, we recorded a cumulative $25 million adjustment to “Retained earnings” to correct immaterial errors attributable to excess tax benefits for share-based compensation that we allocated to foreign affiliates, which had previously resulted in immaterial overstatements in both the “Provision for income taxes” in our Income Statements and “Additional paid-in-capital” in our Balance Sheets for the years 2003-2014.
Fiscal Year
Beginning with our 2013 fiscal year, we changed our financial reporting cycle to a calendar year-end reporting cycle and an end-of-month quarterly reporting cycle. Accordingly, our 2013 fiscal year began on December 29, 2012 (the day after the end of the 2012 fiscal year) and ended on December 31, 2013. Historically, our fiscal year was a 52-53 week fiscal year that ended on the Friday nearest to December 31. As a result, our 2015 and 2014 fiscal years had three fewer days than our 2013 fiscal year.
The table below presents each completed fiscal year we refer to in this report, the date the fiscal year ended, and the number of days in that fiscal year, and unless otherwise specified, each reference to a particular year means the fiscal year ended on the date shown below:

Fiscal Year	Fiscal Year-End Date	Number of Days	Fiscal Year	Fiscal Year-End Date	Number of Days
2015	December 31, 2015	365	2010	December 31, 2010	364
2014	December 31, 2014	365	2009	January 1, 2010	364
2013	December 31, 2013	368	2008	January 2, 2009	371
2012	December 28, 2012	364	2007	December 28, 2007	364
2011	December 30, 2011	364	2006	December 29, 2006	364
Beginning in 2014, our fiscal years are the same as the corresponding calendar year (each beginning on January 1 and ending on December 31, and containing 365 or 366 days).

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our revenues include: (1) base management and incentive management fees; (2) franchise fees (including licensing fees from MVW after the spin-off of $59 million for 2015, $60 million for 2014, and $61 million for 2013); (3) revenues from lodging properties we own or lease; and (4) cost reimbursements. Management fees are typically composed of a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees are typically composed of initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by properties that we manage, franchise, or license.
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
Rewards Programs
Marriott Rewards and The Ritz-Carlton Rewards are our frequent guest loyalty programs. Program members earn points based on the money they spend at our hotels, purchases of timeshare interval, fractional ownership, and residential products and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by car rental and credit card companies. Members can redeem points, which we track on their behalf, for stays at most of our hotels, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash. We provide Marriott Rewards and The Ritz-Carlton Rewards as marketing programs to participating properties, with the objective of operating the programs on a break-even basis to us. We collect amounts that we expect will, in the aggregate, equal the costs of point redemptions and program operating costs over time.
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
The recorded liability related to these programs totaled $2,574 million at year-end 2015 and $2,334 million at year-end 2014. We estimate the reasonableness and the value of the future redemption obligations using statistical formulas that project timing of future point redemptions based on historical levels, including an estimate of the “breakage” for points that members will never redeem, and an estimate of the points that members will eventually redeem. A ten percent reduction in the estimate of “breakage” would have increased the estimated year-end 2015 liability by $164 million.
Profit Sharing Plan
We contribute to a profit sharing plan for the benefit of employees meeting certain eligibility requirements who elect to participate in the plan. Participating employees specify the percentage of salary deferred. We recognized compensation costs from profit sharing of $80 million in 2015, $76 million in 2014, and $75 million in 2013.
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency of our consolidated and unconsolidated entities operating outside of the United States is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to losses of $6 million in 2015, $16 million in 2014, and $5 million in 2013.
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
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We generally collect these receivables within 30 days. We record an accounts receivable reserve when losses are probable, based on an assessment of historical collection activity and current business conditions. Our accounts receivable reserve was $25 million at year-end 2015 and $33 million at year-end 2014.
Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. See Footnote No. 3, “Acquisitions and Dispositions” for additional information on planned dispositions.
Goodwill
We assess goodwill for potential impairment at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment we will recognize, if any.
In the first step of the two-step goodwill impairment test (“Step 1”), we compare the estimated fair value of the reporting unit with its carrying value. If the estimated fair value of the reporting unit exceeds its carrying amount, no further analysis is needed. If, however, the estimated fair value of the reporting unit is less than its carrying amount, we proceed to the second step and calculate the implied fair value of the reporting unit goodwill to determine whether any impairment is required. We calculate the implied fair value of the reporting unit goodwill by allocating the estimated fair value of the reporting unit to all of the unit’s assets and liabilities as if the unit had been acquired in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in the amount of that excess. In allocating the estimated fair value of the reporting unit to all of the assets and liabilities of the reporting unit, we use industry and market data, as well as knowledge of the industry and our past experience.
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
We have had no goodwill impairment charges for the last three fiscal years.
Intangibles and Long-Lived Assets
We assess indefinite-lived intangible assets for potential impairment and continued indefinite use at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Similar to goodwill, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the implied fair value, we recognize an impairment loss in the amount of that excess.
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
We impair investments we account for using the equity and cost methods of accounting when we determine that there has been an “other-than-temporary” decline in the venture’s estimated fair value compared to its carrying value. Additionally, a venture’s commitment to a plan to sell some or all of its assets could cause us to evaluate the recoverability of the venture’s individual long-lived assets and possibly the venture itself.
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
We are subject to a variety of assessments for our insurance activities, including those by state guaranty funds and workers’ compensation second-injury funds. We record our liabilities for these assessments in the “Accrued expenses and other” caption of our Balance Sheets. These liabilities, which are not discounted, totaled $5 million at year-end 2015 and $4 million at year-end 2014. We expect to pay the $5 million liability for assessments by the end of 2016.
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
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as incurred.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU No. 2014-09”)
ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Financial Accounting Standards Board (“FASB”) has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures, but we believe that there could be changes to the revenue recognition of real estate sales, franchise fees, and incentive management fees.

Accounting Standards Update No. 2015-03 - “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”)
In April 2015, the FASB issued ASU No. 2015-03, which requires entities to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. We adopted the standard in the 2015 fourth quarter and retrospectively applied the standard to the 2014 Balance Sheet by reclassifying $10 million of debt issuance costs from “Other noncurrent assets” to “Long-term debt.”
Accounting Standards Update No. 2015-17 - “Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”)
In November 2015, the FASB issued ASU No. 2015-17, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. We adopted the standard in the 2015 fourth quarter and retrospectively applied the standard to the 2014 Balance Sheet, resulting in reclassifications of $311 million of current deferred tax assets and $22 million of current deferred tax liabilities to noncurrent deferred tax assets.
3. ACQUISITIONS AND DISPOSITIONS
2016 Planned Acquisition
On November 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). The Merger Agreement provides for the Company to combine with Starwood in a series of transactions after which Starwood will be an indirect wholly owned subsidiary of the Company. If these transactions are completed, shareholders of Starwood will receive 0.920 shares of our common stock, par value $0.01 per share, and $2.00 in cash, without interest, for each share of Starwood common stock, par value $0.01 per share, that they own immediately before these transactions. We expect that the combination will close in mid-2016, after customary conditions are satisfied, including shareholder approvals, required antitrust approvals, and the completion of Starwood’s previously announced spin-off of its vacation ownership business, or another spin-off, split-off, analogous disposition, or sale of its vacation ownership business.
2015 Acquisitions
In the 2015 second quarter, we acquired the Delta Hotels and Resorts brand, management and franchise business, together with related intellectual property, from Delta Hotels Limited Partnership, a subsidiary of British Columbia Investment Management Corporation (“bcIMC”) for approximately $134 million (C$170 million), plus $2 million (C$2 million) of working capital, for a total purchase price of $136 million (C$172 million) in cash. We finalized the purchase accounting during the 2015 third quarter and recognized approximately: $127 million (C$161 million) in intangible assets consisting of contract assets of $17 million (C$22 million), an indefinite-lived brand intangible of $91 million (C$115 million), and goodwill of $19 million (C$24 million); and $9 million (C$11 million) of tangible assets consisting of property and equipment and other assets. As a result of the transaction, we added 37 open hotels and resorts with 9,590 rooms across Canada, including 27 properties under management agreements (13 of which have new 30-year management agreements with bcIMC-affiliated entities) and 10 properties under franchise agreements, plus five hotels under development (including one under a new 30-year management agreement with a bcIMC-affiliated entity).
2015 Dispositions and Planned Dispositions as of Year-End 2015
We sold The Miami Beach EDITION during the 2015 first quarter, and we sold The New York (Madison Square Park) EDITION at the beginning of the 2015 second quarter. We received total cash proceeds of $566 million in 2015. In the 2015 first quarter, we recorded a $6 million impairment charge for The New York (Madison Square Park) EDITION in the “Depreciation, amortization, and other” caption of our Income Statements as our cost estimates exceeded our total fixed sales price. We did not allocate the charge to any of our segments.
In the 2015 first quarter, we sold our interest in an International property and received $27 million (€24 million) in cash.
In the 2015 third quarter, our equity method investment in an entity that owns two hotels was redeemed. We received $42 million in cash, which was our basis in the investment, and included the proceeds in the “other” caption of our Investing Activities section of our Consolidated Statements of Cash Flows.
In the 2015 fourth quarter, we sold an International property and received $62 million in cash. We recorded a loss of $11 million in the “Gains and other income, net” caption of our Income Statements.
At year-end 2015, we held $78 million of assets classified as “Assets held for sale” and $3 million of liabilities associated with those assets, which we recorded under “Accrued expenses and other” on our Balance Sheet for assets that we expect to sell by early 2016. We determined that the carrying values of those assets exceeded their fair values, which we estimated using a market approach and Level 3 inputs. Consequently, we recorded charges for the expected disposal loss, which represents the amount by which the carrying values, including any goodwill we must allocate, exceeds the fair values, less our anticipated cost to sell. We classified assets as held for sale and associated liabilities that relate to the following:

•
$47 million in assets and $1 million in liabilities for a North American Limited-Service segment plot of land. During the 2015 second quarter, we determined that achieving certain milestones outlined in a signed purchase and sale agreement was likely, and we recorded a $4 million expected loss in the “Gains and other income, net” caption of our Income Statements.

•
$31 million in assets and $2 million in liabilities for The Miami Beach EDITION residences (the “residences”). During the 2015 first quarter, we recorded a $6 million charge, which we did not allocate to any of our segments, following a review of comparable property values. We classified the residences charge in the “Depreciation, amortization, and other” caption of our Income Statements because it is part of a larger mixed-use project for which we had recorded similar charges in prior periods. During 2015, we sold five residences and received $20 million in cash.

2014 Acquisitions
In the 2014 second quarter, we acquired the Protea Hotel Group’s brands and hotel management business (“Protea Hotels”) for $195 million (ZAR 2.059 billion) in cash. We finalized the purchase accounting during the 2015 second quarter, adjusting fair value amounts that we had provisionally recognized in the 2014 second quarter following refinements to our intangible valuation models. The 2015 second quarter adjustments included a decrease to our contract assets of $40 million and a decrease to our indefinite-lived brand intangible of $12 million, with a corresponding increase to goodwill. These adjustments, and the related contract asset amortization impacts, did not have a significant impact on our previously reported Financial Statements, and accordingly, we did not retrospectively adjust those Financial Statements.
In the 2014 fourth quarter, we acquired a property under construction in Brazil for $31 million (R$74 million) in cash.
2014 Dispositions
In the 2014 first quarter, we sold The London EDITION to a third party, received approximately $233 million in cash, and simultaneously entered into definitive agreements to sell The Miami Beach and The New York (Madison Square Park) EDITION hotels upon completion of construction to the same third party. The total sales price for the three EDITION hotels was approximately $816 million in cash and assumed liabilities. We retained long-term management agreements for each of the hotels. During 2014, we evaluated the three hotels for recovery and recorded a $25 million net impairment charge, primarily attributable to The Miami Beach EDITION, in the “Depreciation, amortization, and other” caption of our Income Statements as our cost estimates exceeded our total fixed sales price. We did not allocate the charge to any of our segments.
At year-end 2014, we had $233 million in assets related to The Miami Beach EDITION hotel and residences (the hotel representing $157 million in property and equipment and $17 million in current assets) classified in the “Assets held for sale” caption of the Balance Sheet and $26 million in liabilities (the hotel representing $14 million) classified in liabilities held for sale in the “Accrued expenses and other” caption of the Balance Sheet. We did not classify The New York (Madison Square Park) EDITION assets and liabilities as held for sale because the hotel was under construction and not yet available for immediate sale in its present condition.
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

4.    EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	2015	2014	2013
(in millions, except per share amounts)
Computation of Basic Earnings Per Share
Net income	$859	$753	$626
Weighted average shares outstanding	267.3	289.9	305.0
Basic earnings per share	$3.22	$2.60	$2.05
Computation of Diluted Earnings Per Share
Net income	$859	$753	$626
Weighted average shares outstanding	267.3	289.9	305.0
Effect of dilutive securities
Employee stock option and appreciation right plans	2.3	3.1	4.0
Deferred stock incentive plans	0.6	0.7	0.8
Restricted stock units	2.6	3.1	3.2
Shares for diluted earnings per share	272.8	296.8	313.0
Diluted earnings per share	$3.15	$2.54	$2.00
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded the following antidilutive stock options and stock appreciation rights in our calculation of diluted earnings per share because their exercise prices were greater than the average market prices for the applicable periods: 0.2 million for 2015, zero for 2014, and 0.4 million for 2013.
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
During 2015, we granted 1.3 million RSUs, 0.1 million PSUs, and 0.3 million SARs.
We recorded share-based compensation expense for award grants of $113 million in 2015, $109 million in 2014, and $116 million in 2013. Deferred compensation costs for unvested awards totaled $116 million at year-end 2015 and $114 million at year-end 2014. As of year-end 2015, we expect to recognize these deferred compensation expenses over a weighted average period of two years.
We present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. The exercise of share-based awards resulted in tax benefits of $34 million in 2015, $92 million in 2014, and $121 million in 2013.
We received cash from the exercise of stock options of $6 million in 2015, $86 million in 2014, and $78 million in 2013.
RSUs and PSUs
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

We had deferred compensation costs for RSUs of approximately $112 million at year-end 2015 and $109 million at year-end 2014. The weighted average remaining term for RSU grants outstanding at year-end 2015 was two years.
The following table provides additional information on RSUs for the last three fiscal years:

	2015	2014	2013
Share-based compensation expense (in millions)	$103	$98	$101
Weighted average grant-date fair value (per RSU)	$78	$52	$38
Aggregate intrinsic value of converted and distributed RSUs (in millions)	$195	$144	$125
The following table presents the 2015 changes in our outstanding RSU grants and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2014	6.0	$42
Granted during 2015 (1)	1.4	78
Distributed during 2015	(2.4)	39
Forfeited during 2015	(0.1)	52
Outstanding at year-end 2015	4.9	$53

(1)	Includes 0.1 million PSUs granted to named executive officers.
SARs
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
We recognized compensation expense for Employee SARs and Director SARs of $7 million in 2015, $8 million in 2014, and $12 million in 2013. We had deferred compensation costs related to SARs of approximately $3 million in 2015 and $3 million in 2014. Upon the exercise of SARs, we issue shares from treasury shares.
The following table presents the 2015 changes in our outstanding SARs and the associated weighted average exercise prices:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2014	5.8	$33
Granted during 2015	0.3	83
Exercised during 2015	(0.5)	34
Forfeited during 2015	—	76
Outstanding at year-end 2015	5.6	$36

The following tables show the number of Employee SARs and Director SARs we granted in the last three fiscal years, the associated weighted average exercise prices, and the associated weighted average grant-date fair values:

Employee SARs	2015	2014	2013
Employee SARs granted (in millions)	0.3	0.3	0.7
Weighted average exercise price (per SAR)	$83	$53	$39
Weighted average grant-date fair value (per SAR)	$26	$17	$13
Director SARs	2015	2014	2013
Director SARs granted	2,773	3,277	5,903
Weighted average exercise price (per SAR)	$80	$59	$44
Weighted average grant-date fair value (per SAR)	$29	$22	$15
Outstanding SARs had total intrinsic values of $232 million at year-end 2015 and $264 million at year-end 2014. Exercisable SARs had total intrinsic values of $209 million at year-end 2015 and $197 million at year-end 2014. SARs exercised during 2015 had total intrinsic values of $23 million and SARs exercised in 2014 had total intrinsic values of $33 million.
We used the following assumptions to determine the fair value of the SARs and stock options we granted to employees and non-employee directors in 2015, 2014, and 2013:

	2015	2014	2013
Expected volatility	30%	29 - 30%	30 - 31%
Dividend yield	1.04%	1.14%	1.17%
Risk-free rate	1.9 - 2.3%	2.2 - 2.8%	1.8 - 1.9%
Expected term (in years)	6 - 10	6 - 10	8 - 10
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
The following table presents the share-based compensation expense, the number of deferred stock units we granted, the weighted average grant-date fair value, and the aggregate intrinsic value for the last three fiscal years for non-employee director deferred stock units:

	2015	2014	2013
Share-based compensation expense (in millions)	$1.1	$1.2	$1.4
Non-employee director deferred stock units granted	15,000	21,000	31,000
Weighted average grant-date fair value (per share)	$80	$59	$44
Aggregate intrinsic value of shares distributed (in millions)	$1.8	$0.8	$0.7
We had 261,000 outstanding non-employee deferred stock units at year-end 2015, and 268,000 outstanding at year-end 2014. The weighted average grant-date fair value of those outstanding deferred stock units was $33 for 2015 and $30 for 2014.
Other Information
At year-end 2015, we had 24 million remaining shares authorized under the Stock Plan, including 6 million shares under the Stock Option Program and the SAR Program.

6.    INCOME TAXES
The components of our earnings before income taxes for the last three fiscal years consisted of:

($ in millions)	2015	2014	2013
U.S.	$896	$808	$630
Non-U.S.	359	280	267
	$1,255	$1,088	$897
Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2015	2014	2013
Current	-U.S. Federal	$(167)	$(224)	$(139)
	-U.S. State	(40)	(43)	(17)
	-Non-U.S.	(50)	(47)	(44)
		(257)	(314)	(200)

Deferred	-U.S. Federal	(131)	(21)	(68)
	-U.S. State	(7)	(5)	(10)
	-Non-U.S.	(1)	5	7
		(139)	(21)	(71)
		$(396)	$(335)	$(271)
Our current tax provision does not reflect the following benefits attributable to us for the vesting or exercise of employee share-based awards: $34 million in 2015, $89 million in 2014, and $66 million in 2013. The preceding table includes tax credits of $4 million in 2015, $4 million in 2014, and $3 million in 2013. We had tax applicable to other comprehensive income of $2 million in 2015, $5 million in 2014, and $2 million in 2013.
We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($1,109 million as of year-end 2015). We consider the earnings for substantially all non-U.S. subsidiaries to be indefinitely reinvested. These earnings could become subject to additional taxes if the non-U.S. subsidiaries dividend or loan those earnings to a U.S. affiliate or if we sell our interests in the non-U.S. subsidiaries. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.
Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2013 to the end of 2015:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2013	$29
Change attributable to tax positions taken during the current period	8
Decrease attributable to settlements with taxing authorities	(2)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2013	34
Change attributable to tax positions taken during the current period	3
Decrease attributable to settlements with taxing authorities	(27)
Decrease attributable to lapse of statute of limitations	—
Unrecognized tax benefit at year-end 2014	10
Change attributable to tax positions taken during the current period	15
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2015	$24
These unrecognized tax benefits reflect the following year-over-year changes: (1) a $14 million increase in 2015, largely attributable to a U.S. federal tax issue regarding transfer pricing; (2) a $24 million decrease in 2014, largely attributable to the favorable settlements reached with taxing authorities on both federal and international positions taken in prior years; and (3) a

$5 million increase in 2013, primarily due to a U.S. federal tax issue, offset by a settlement with international taxing authorities.
Our unrecognized tax benefit balances included $15 million at year-end 2015, $7 million at year-end 2014, and $12 million at year-end 2013 of tax positions that, if recognized, would impact our effective tax rate.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2013. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, our 2014 tax year audit is complete, pending the resolution of one issue. Our 2015 tax year audit is currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities. We believe it is reasonably possible that we will resolve a transfer pricing issue for 2014 and 2015 during the next 12 months for which we have an unrecognized tax balance of $15 million.
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
We had the following total deferred tax assets and liabilities at year-end 2015 and year-end 2014:

($ in millions)	At Year-End 2015	At Year-End 2014
Deferred tax assets	$672	$819
Deferred tax liabilities	(16)	(16)
Net deferred taxes	$656	$803
The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to a significant portion of our deferred tax assets and liabilities as of year-end 2015 and year-end 2014:

($ in millions)	At Year-End 2015	At Year-End 2014
Employee benefits	$348	$347
Net operating loss carry-forwards	205	257
Tax credits	111	182
Reserves	63	57
Frequent guest program	68	47
Self-insurance	21	24
Deferred income	21	20
Joint venture interests	(49)	(34)
Other, net	31	48
Deferred taxes	819	948
Less: valuation allowance	(163)	(145)
Net deferred taxes	$656	$803
At year-end 2015, we had approximately $34 million of tax credits that expire through 2025 and $77 million of tax credits that do not expire. We recorded $5 million of net operating loss benefits in 2015 and $10 million in 2014. At year-end 2015, we had approximately $961 million of primarily state and foreign net operating losses, of which $413 million expire through 2035.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2015	2014	2013
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.9	2.7	2.6
Nondeductible expenses	0.2	0.2	0.5
Non-U.S. income	(5.2)	(4.8)	(5.7)
Change in valuation allowance	1.2	(0.4)	0.3
Tax credits	(0.3)	(0.3)	(0.4)
Other, net	(2.3)	(1.6)	(2.1)
Effective rate	31.5%	30.8%	30.2%
We paid cash for income taxes, net of refunds of $218 million in 2015, $172 million in 2014, and $77 million in 2013.
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at year-end 2015 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Liability for Guarantees
Debt service	$113	$23
Operating profit	103	43
Other	12	1
Total guarantees where we are the primary obligor	$228	$67
Our liability at year-end 2015 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $4 million of “Accrued expenses and other” and $63 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $11 million of debt service guarantees, $42 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
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

The preceding table also does not include the following guarantees:

•
$62 million of guarantees for Senior Living Services lease obligations of $46 million (expiring in 2019) and lifecare bonds of $16 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $3 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on $13 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at year-end 2015. In conjunction with our consent to the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $55 million at year-end 2015, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise’s management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O’Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise’s management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $4 million and total remaining rent payments through the initial term of approximately $19 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $3 million (€2 million) of which remained at year-end 2015. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit our system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
A guarantee relating to the timeshare business, which was outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. The guarantee relates to a Marriott Vacations Worldwide Corporation (“MVW”) payment obligation, for which we had an exposure of $5 million (7 million Singapore Dollars) at year-end. MVW has indemnified us for this obligation, which we expect will expire in 2022. We have not funded any amounts under this obligation, and do not expect to do so in the future. Our liability for this obligation had a carrying value of $1 million at year-end 2015.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at year-end 2015 for this guarantee was $6 million in future rent payments through the end of the lease in 2019. Our liability for this guarantee had a carrying value of $1 million at year-end 2015.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, at year-end 2015, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

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

•	A commitment, with no expiration date, to invest up to $11 million in a joint venture for development of a new property. We do not expect to fund this commitment.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next six years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $20 million (€15 million) in deposits, $13 million (€11 million) of which is remaining. The amounts on deposit are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•	A loan commitment of $75 million related to the construction of a North American Full-Service property. We funded $3 million in 2015 and expect to fund $25 million in 2016 and $47 million in 2017.

•	A $5 million loan commitment that we extended to the operating tenant of a property to cover the cost of renovation shortfalls. We expect to fund this commitment in 2016.

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business totaling $173 million. We expect to purchase goods and services subject to these commitments as follows: $71 million in 2016, $52 million in 2017, $47 million in 2018, and $3 million thereafter.

•	Several commitments aggregating $29 million with no expiration date and which we do not expect to fund.
Letters of Credit
At year-end 2015, we had $82 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote No. 10, “Long-Term Debt”), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2015, totaled $159 million, the majority of which federal, state, and local governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the “plaintiffs”) filed a putative class action complaint against us and the Stock Plan (the “defendants”), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), that are in certain circumstances more rapid than those set forth in the awards. The action was brought in the United States District Court for the District of Maryland (Greenbelt Division), and Dennis Walter Bond Sr. and Michael P. Steigman were the remaining named plaintiffs. Class certification was denied, and on January 16, 2015, the court granted Marriott’s motion for summary judgment and dismissed the case. Plaintiffs appealed to the U.S. Court of Appeals for the Fourth Circuit, and we cross-appealed on statute of limitation grounds. Oral arguments were held before the Fourth Circuit on October 28, 2015, and on January 29, 2016, the Fourth Circuit unanimously granted Marriott’s motion for summary judgment on the grounds that the action was untimely and affirmed the judgment in Marriott’s favor.
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
Between November 18, 2015 and December 18, 2015, seven lawsuits challenging the Starwood Combination were filed in the Circuit Court for Baltimore City, Maryland on behalf of purported shareholders of Starwood, naming various combinations of Starwood’s directors, Starwood, Marriott, and others, as defendants. On February 4, 2016, the parties filed a stipulation and proposed order in which the plaintiffs in all actions agreed to the dismissal, without prejudice, of all counts against Marriott and Marriott’s subsidiaries. On February 11, 2016, pursuant to the parties’ stipulation, the Court issued an order dismissing, without prejudice, all claims and all counts against Marriott.

8.    LEASES
The following table presents our future obligations under operating leases as of year-end 2015:

($ in millions)	Minimum Lease Payments
2016	$126
2017	123
2018	112
2019	87
2020	67
Thereafter	447
Total minimum lease payments where we are the primary obligor	$962
Most leases have initial terms of up to 20 years and contain one or more renewal options, generally for five- or 10-year periods. These leases generally provide for minimum rentals plus additional rentals based on the operating performance of the leased property. The total minimum lease payments above includes $186 million of obligations of our consolidated subsidiaries that are non-recourse to us.
The following table details the composition of rent expense for operating leases for the last three years:

($ in millions)	2015	2014	2013
Minimum rentals	$138	$143	$159
Additional rentals	65	64	56
	$203	$207	$215
9.    SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The following table summarizes the activity in our self-insurance reserve for losses and loss adjustment expenses as of year-end 2015 and 2014:

($ in millions)	2015	2014
Balance at beginning of year	$384	$362
Less: reinsurance recoverable	(4)	(5)
Net balance at beginning of year	380	357
Incurred related to:
Current year	141	126
Prior years	(11)	(2)
Total incurred	130	124
Paid related to:
Current year	(27)	(24)
Prior years	(70)	(77)
Total paid	(97)	(101)
Net balance at end of year	413	380
Add: reinsurance recoverable	3	4
Balance at end of year	$416	$384

Current portion classified in “Accrued expenses and other”	$115	$120
Noncurrent portion classified in “Other noncurrent liabilities”	301	264
	$416	$384
Our provision for incurred losses for the current year increased by $15 million over 2014, primarily due to an increase in medical benefit costs and growth in business activity. We decreased our provision for incurred losses for prior years by $11 million in 2015 and by $2 million in 2014 as a result of changes in estimates from insured events from prior years due to changes in underwriting experience and frequency and severity trends.

10.	LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table at year-end 2015 and 2014:

($ in millions)	At Year-End 2015	At Year-End 2014
Senior Notes:
Series G Notes, interest rate of 5.8%, face amount of $316, matured November 10, 2015 (effective interest rate of 6.6%)	$—	$314
Series H Notes, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)	289	289
Series I Notes, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	595	594
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	347
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	347	346
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	395	394
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	446	—
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	343	—
Commercial paper, average interest rate of 0.6% at December 31, 2015	938	1,072
$2,000 Credit Facility	—	—
Other	113	122
	$4,107	$3,771

Less: Current portion of long-term debt	(300)	(324)
	$3,807	$3,447
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $114 million in 2015, $79 million in 2014, and $83 million in 2013.
In the 2015 third quarter, we issued $800 million aggregate principal amount of 2.875 percent Series O Notes due 2021 (the “Series O Notes”) and 3.750 percent Series P Notes due 2025 (the “Series P Notes” and together with the Series O Notes, the “Notes”). We received net proceeds of approximately $790 million from the offering of the Notes, after deducting the underwriting discount and expenses. We expect to use these proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of commercial paper or other borrowings as they become due. We will pay interest on the Series O Notes on March 1 and September 1 of each year, commencing on March 1, 2016, and we will pay interest on the Series P Notes on April 1 and October 1 of each year, commencing on April 1, 2016.
In the 2014 fourth quarter, we issued $400 million aggregate principal amount of 3.1 percent Series N Notes due 2021 (the “Series N Notes”). We received net proceeds of approximately $394 million from the offering, after deducting the underwriting discount and expenses. We will pay interest on the Series N Notes on April 15 and October 15 of each year, commencing on April 15, 2015.
We issued the Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee. We may redeem some or all of each series of the Notes prior to maturity under the terms provided in the applicable form of Note.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate effective borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. The availability of the Credit Facility also supports our commercial paper program. In addition, we may use borrowings under the Credit Facility, or commercial paper supported by the Credit Facility, to finance all or part of the cash component of the consideration to Starwood shareholders in connection with the Starwood Combination and certain fees and expenses incurred in connection with the combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018.
The following table presents future principal payments for our debt as of year-end 2015:

Debt Principal Payments (net of unamortized discounts) ($ in millions)	Amount
2016	$300
2017	302
2018	947
2019	605
2020	357
Thereafter	1,596
Balance at year-end 2015	$4,107
11.    INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our acquired intangible assets at year-end 2015 and 2014:

($ in millions)	At Year-End 2015	At Year-End 2014
Definite-lived Intangible Assets
Contract acquisition costs and other	$1,702	$1,735
Accumulated amortization	(380)	(461)
	1,322	1,274
Indefinite-lived Intangible Assets
Brands	129	77
Total Intangible Assets	$1,451	$1,351

We capitalize both direct and incremental costs that we incur to acquire management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Our amortization expense totaled $65 million in 2015, $64 million in 2014, and $68 million in 2013. We estimate that our aggregate amortization expense for each of the next five fiscal years will be as follows: $67 million for 2016; $67 million for 2017; $67 million for 2018; $67 million for 2019; and $67 million for 2020.
The following table details the carrying amount of our goodwill at year-end 2015 and 2014:

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International	Total Goodwill
Year-end 2014 balance:
Goodwill	$392	$125	$431	$948
Accumulated impairment losses	—	(54)	—	(54)
	392	71	431	894

Additions	$19	$—	$—	$19
Adjustments	—	—	57	57
Foreign currency translation	(2)	—	(25)	(27)

Year-end 2015 balance:
Goodwill	$409	$125	$463	$997
Accumulated impairment losses	—	(54)	—	(54)
	$409	$71	$463	$943
The table reflects goodwill added as a result of our acquisitions of Delta Hotels and Resorts in 2015 and Protea Hotels in 2014. See Footnote No. 3, “Acquisitions and Dispositions” for more information.

12.    PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2015 and 2014:

($ in millions)	At Year-End 2015	At Year-End 2014
Land	$299	$457
Buildings and leasehold improvements	729	781
Furniture and equipment	768	775
Construction in progress	130	365
	1,926	2,378
Accumulated depreciation	(897)	(918)
	$1,029	$1,460
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. Interest we capitalized as a cost of property and equipment totaled $9 million in 2015, $33 million in 2014, and $31 million in 2013. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $132 million in 2015, $135 million in 2014, and $107 million in 2013 (of which $58 million in 2015, $51 million in 2014, and $48 million in 2013 we included in reimbursed costs). Fixed assets attributed to operations located outside the United States were $229 million in 2015 and $291 million in 2014.
See Footnote No. 3, “Acquisitions and Dispositions” for information on impairment charges we recorded in the “Depreciation, amortization, and other” and “Gains and other income, net” captions of our Income Statements.
13.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at year-end 2015 and 2014:

($ in millions)	At Year-End 2015	At Year-End 2014
Senior, mezzanine, and other loans	$221	$242
Less current portion	(6)	(27)
	$215	$215
We classify notes receivable due within one year as current assets in the caption “Accounts and notes receivable, net” in our Balance Sheets. We did not have any past due notes receivable amounts at the end of either 2015 or 2014. In 2015, we issued a $58 million mezzanine loan (net of a $6 million discount) to an owner in conjunction with entering into a franchise agreement for a North American Limited-Service property. In 2014, we provided an $85 million mezzanine loan (net of a $15 million discount) to an owner in conjunction with entering into a franchise agreement for an International property. The unamortized discounts for our notes receivable were $31 million at year-end 2015 and $25 million at year-end 2014.

The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of year-end 2015:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2016	$6
2017	3
2018	60
2019	5
2020	2
Thereafter	145
Balance at year-end 2015	$221
Weighted average interest rate at year-end 2015	7.8%
Range of stated interest rates at year-end 2015	0 - 15%

Senior, Mezzanine, and Other Loans
Generally, all of the loans we make have similar characteristics in that they are loans to owners and operators of hotels and hospitality properties. We reflect interest income for “Senior, mezzanine, and other loans” in the “Interest income” caption in our Income Statements. At year-end 2015, our recorded investment in impaired “Senior, mezzanine, and other loans” was $72 million. We had a $55 million notes receivable reserve representing an allowance for credit losses, leaving $17 million of our investment in impaired loans, for which we had no related allowance for credit losses. At year-end 2014, our recorded investment in impaired “Senior, mezzanine, and other loans” was $63 million, and we had a $50 million notes receivable reserve representing an allowance for credit losses, leaving $13 million of our investment in impaired loans, for which we had no related allowance for credit losses. Our average investment in impaired “Senior, mezzanine, and other loans” totaled $67 million during 2015, $81 million during 2014, and $96 million during 2013.
The following table summarizes the activity for our “Senior, mezzanine, and other loans” notes receivable reserve for 2013, 2014, and 2015:

($ in millions)	Notes Receivable Reserve
Balance at year-end 2012	$79
Reversals	(2)
Transfers and other	13
Balance at year-end 2013	90
Write-offs	(45)
Transfers and other	5
Balance at year-end 2014	50
Transfers and other	5
Balance at year-end 2015	$55

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2015		At Year-End 2014
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$215	$209	$215	$214
Marketable securities	37	37	44	44
Total noncurrent financial assets	$252	$246	$259	$258

Senior notes	$(2,766)	$(2,826)	$(2,262)	$(2,370)
Commercial paper	(938)	(938)	(1,072)	(1,072)
Other long-term debt	(99)	(108)	(108)	(122)
Other noncurrent liabilities	(63)	(63)	(57)	(57)
Total noncurrent financial liabilities	$(3,866)	$(3,935)	$(3,499)	$(3,621)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of publicly traded companies, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities at year-end 2015 was $37 million.
In the 2015 second quarter, the sale of an entity that owns three hotels that we manage triggered the mandatory redemption feature of our preferred equity ownership interest in that entity. We received $121 million in cash and realized a gain of $41 million for the redemption, which we recorded in the “Gains and other income, net” caption of our Income Statements. At the date of redemption, it had an amortized cost of $80 million, including accrued interest. We continue to manage the hotels under long-term agreements. At year-end 2014, we accounted for this investment as a debt security and classified it as a current asset in our Balance Sheet. Based on qualitative and quantitative analyses, at year-end 2014, we concluded that the entity in which we invested was a variable interest entity because it was capitalized primarily with debt. We did not consolidate the entity because we did not have the power to direct the activities that most significantly impact the entity’s economic performance.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 10, “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2015 and year-end 2014, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. As we note in the “Guarantees” caption of Footnote No. 2, “Summary of Significant Accounting Policies,” we measure our liability for guarantees at fair value on a nonrecurring basis that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At year-end 2015 and year-end 2014, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” for more information on the input levels we use in determining fair value.

15.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table details the accumulated other comprehensive (loss) income activity for 2015, 2014, and 2013:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments (1)	Accumulated Other Comprehensive Loss
Balance at year-end 2012	$(32)	$(19)	$7	$(44)
Other comprehensive income before reclassifications (2)	1	—	5	6
Amounts reclassified from accumulated other comprehensive loss	—	—	(6)	(6)
Net other comprehensive income (loss)	1	—	(1)	—
Balance at year-end 2013	$(31)	$(19)	$6	$(44)
Other comprehensive (loss) income before reclassifications (2)	(41)	8	5	(28)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	2
Net other comprehensive (loss) income	(41)	10	5	(26)
Balance at year-end 2014	$(72)	$(9)	$11	$(70)
Other comprehensive (loss) income before reclassifications (2)	(123)	10	(7)	(120)
Amounts reclassified from accumulated other comprehensive loss	3	(9)	—	(6)
Net other comprehensive (loss) income	(120)	1	(7)	(126)
Balance at year-end 2015	$(192)	$(8)	$4	$(196)

(1)
We present the portions of other comprehensive (loss) income before reclassifications that relate to unrealized gains (losses) on available-for-sale securities net of deferred taxes of $4 million for 2015, $3 million for 2014, and $2 million for 2013.

(2)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes gains on intra-entity foreign currency transactions that are of a long-term investment nature of $48 million for 2015 and $28 million for 2014 and a loss of $20 million for 2013.

The following table details the effect on net income of amounts we reclassified out of accumulated other comprehensive loss for 2015:

($ in millions)	Reclassification of Gains (Losses) from Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss Components	2015	Income Statement Line Affected
Foreign Currency Translation Adjustments
Property disposition	$(3)	Gains and other income, net
	(3)	Income before income taxes
	—	Provision for income taxes
	$(3)	Net income
Derivative Instrument Adjustments
Cash flow hedges	$10	Base management and franchise fees
Net investment hedge - property disposition	3	Gains and other income, net
Interest rate contracts	(5)	Interest expense
	8	Income before income taxes
	2	Provision for income taxes
	$10	Net income

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
Although our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments, our four International operating segments do not meet the criteria for separate disclosure as reportable business segments. Accordingly, we combine our four operating segments into an “all other” category which we refer to as “International” and have revised our business segment information for earlier periods to conform to our new business segment presentation.
Our three reportable business segments include the following principal brands:

•
North American Full-Service, which includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Delta Hotels and Resorts, and Gaylord Hotels located in the United States and Canada;

•
North American Limited-Service, which includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, and TownePlace Suites properties, located in the United States and Canada; and

•
International, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Marriott Executive Apartments, AC Hotels by Marriott, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels located outside the United States and Canada.

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
Segment Revenues

($ in millions)	2015	2014	2013
North American Full-Service Segment	$8,825	$8,323	$7,978
North American Limited-Service Segment	3,193	2,962	2,583
International	2,200	2,255	1,957
Total segment revenues (1)	14,218	13,540	12,518
Other unallocated corporate	268	256	266
Total consolidated revenues	$14,486	$13,796	$12,784

(1)	Revenues attributed to operations located outside the United States were $2,761 million in 2015, $2,518 million in 2014, and $2,149 million in 2013.

Segment Profits

($ in millions)	2015	2014	2013
North American Full-Service Segment	$561	$524	$490
North American Limited-Service Segment	651	574	479
International	292	295	228
Total segment profits (1)	1,504	1,393	1,197
Other unallocated corporate	(111)	(220)	(203)
Interest expense and interest income	(138)	(85)	(97)
Income taxes	(396)	(335)	(271)
	$859	$753	$626

(1)
Segment profits attributed to operations located outside the United States were $329 million in 2015, $327 million in 2014, and $269 million in 2013. The 2015 segment profits consisted of segment profits of $98 million from Asia Pacific, $94 million from Europe, $63 million from the Caribbean and Latin America, $37 million from Canada, and $37 million from the Middle East and Africa.

Depreciation and Amortization

($ in millions)	2015	2014	2013
North American Full-Service Segment	$55	$52	$57
North American Limited-Service Segment	21	22	21
International	40	42	42
Total segment depreciation and amortization	116	116	120
Other unallocated corporate (1)	23	32	7
	$139	$148	$127

(1)	Includes impairment charges of $12 million in 2015 and $25 million in 2014 on EDITION hotels and residences. See Footnote No. 3, “Acquisitions and Dispositions” for more information.
Capital Expenditures

($ in millions)	2015	2014	2013
North American Full-Service Segment	$120	$251	$145
North American Limited-Service Segment	7	5	8
International	86	87	93
Total segment capital expenditures	213	343	246
Other unallocated corporate	92	68	50
	$305	$411	$296
17.    RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We also have equity method investments in entities that provide management and/or franchise services to hotels and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities. Undistributed earnings attributable to our equity method investments represented approximately $2 million of our consolidated retained earnings at year-end 2015.

The following tables present financial data resulting from transactions with these related parties:
Income Statement Data

($ in millions)	2015	2014	2013
Base management fees	$15	$17	$17
Incentive management fees	3	6	1
Owned, leased, and other revenue	1	1	1
Cost reimbursements	197	226	236
Total revenue	$216	$250	$255
Reimbursed costs	$(197)	$(226)	$(236)
Depreciation, amortization, and other	(2)	(2)	(2)
General, administrative, and other	(1)	(2)	(3)
Interest income	5	5	4
Equity in earnings (losses)	16	6	(5)
Balance Sheet Data

($ in millions)	At Year-End 2015	At Year-End 2014
Current assets
Accounts and notes receivable, net	$29	$26
Other	1	1
Intangible assets
Contract acquisition costs and other	30	20
Equity and cost method investments	159	210
Deferred taxes, net	(4)	13
Other noncurrent assets	17	19
Current liabilities
Accounts payable	(10)	(10)
Accrued expenses and other	(12)	(20)
Other noncurrent liabilities	(3)	(3)
Summarized information for the entities in which we have equity method investments is as follows:
Income Statement Data

($ in millions)	2015	2014	2013
Sales	$615	$752	$727
Net income	$44	$38	$11
Balance Sheet Summary

($ in millions)	At Year-End 2015	At Year-End 2014
Assets (primarily composed of hotel real estate managed by us)	$1,218	$1,499
Liabilities	$1,110	$1,287
Other Related Parties
We received management fees of approximately $13 million in 2015, $12 million in 2014, and $11 million in 2013, plus reimbursement of certain expenses, from our operation of properties owned by JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, and other members of the Marriott family.
18.    RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 58 lodging properties at year-end 2015, 61 lodging properties at year-end 2014, and 66 lodging properties at year-end 2013 that we operated under long-term agreements. Over the last three years, we recognized revenues, including cost reimbursements revenue, of $1,888 million in 2015, $1,927 million in 2014, and $2,016 million in 2013 from those lodging properties, and included those revenues in all three of our business segments.
Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. Host was affiliated with nine such properties at year-end 2015, nine such properties at year-end 2014, and ten such properties at year-end 2013. We recognized revenues, including cost reimbursements revenue, of $103 million in 2015, $106 million in 2014, and $87 million in 2013 from those lodging properties, and included those revenues in our North American Full-Service and International segments.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,513	$3,689	$3,578	$3,706	$14,486
Operating income	$332	$369	$339	$310	$1,350
Net income	$207	$240	$210	$202	$859
Diluted earnings per share	$0.73	$0.87	$0.78	$0.77	$3.15

($ in millions, except per share data)	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,293	$3,484	$3,460	$3,559	$13,796
Operating income	$254	$316	$298	$291	$1,159
Net income	$172	$192	$192	$197	$753
Diluted earnings per share	$0.57	$0.64	$0.65	$0.68	$2.54

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Internal Control Over Financial Reporting
We have set forth management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Item 8 of this Form 10-K, and we incorporate those reports here by reference.
We made no changes in internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our shareholders in connection with our 2016 Annual Meeting of Shareholders.

Item 10. Directors, Executive Officers, and Corporate Governance.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
We include below certain information on our executive officers. This information is as of February 1, 2016, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	83
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

Arne M. Sorenson President and Chief Executive Officer	57
Arne M. Sorenson became President and Chief Executive Officer of the Company on March 31, 2012 and was appointed to the Board of Directors in February 2011. Mr. Sorenson joined Marriott in 1996 as Senior Vice President of Business Development, was named Executive Vice President and Chief Financial Officer in 1998, assumed the additional title of President, Continental European Lodging, in 2003 and was appointed Marriott’s President and Chief Operating Officer in 2009. Before joining Marriott, he was a Partner in the law firm of Latham & Watkins in Washington, D.C. Mr. Sorenson serves as the Chair of the Board of Directors for Brand USA, on the Board of Regents of Luther College, on the Board of Trustees of Brookings, and as Vice Chair of the President of the United States’ Export Council.

Bao Giang Val Bauduin Controller and Chief Accounting Officer	39
Val Bauduin became our Controller and Chief Accounting Officer in June 2014, with responsibility for the accounting operations of the Company including oversight of Financial Reporting & Analysis, Accounting Policy, Governance, Risk Management (Insurance, Claims, Business Continuity, Fire & Life Safety), Accenture Hospitality Services and the Corporate Finance Business Partners. Prior to joining Marriott, Mr. Bauduin was a Partner and U.S. Hospitality leader of Deloitte & Touche LLP from 2011 to 2014, where he has served as a Travel, Hospitality & Leisure industry expert for Deloitte teams globally. Prior to that, Mr. Bauduin was a Senior Manager of Deloitte from 2005 to 2011. He has a strong international background, and has built and led cross-functional (tax, valuation and IT) international professional service teams engaged at diverse client organizations, including several large and well-known public hospitality clients. He has supported complex capital market transactions, spinoffs and real estate development projects related to gaming and hospitality. Mr. Bauduin earned a Bachelor of Arts in Economics from the University of Notre Dame and a Master of Business Administration in Finance from The Wharton School at the University of Pennsylvania. He is also a Certified Public Accountant.

Anthony G. Capuano Executive Vice President and Global Chief Development Officer	50
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

Name and Title	Age	Business Experience
David Grissen Group President	58
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

Alex Kyriakidis President & Managing Director Middle East & Africa	63
Alex Kyriakidis joined Marriott in January 2012 as President and Managing Director, Middle East and Africa with responsibility for all business activities for the Middle East and Africa Region (MEA), including operations, sales and marketing, finance and hotel development. Before joining Marriott, Mr. Kyriakidis served for 10 years as Global Managing Director - Travel, Hospitality and Leisure for Deloitte LLP. In this role, Mr. Kyriakidis led the Global Travel, Hospitality and Leisure Industry team, where he was responsible for a team of 4,500 professionals that generated $700 million in revenues. Mr. Kyriakidis has 40 years of experience providing strategic, financial, M&A, operational, asset management and integration services to the travel, hospitality and leisure sectors. He has served clients in 25 countries, predominantly in the Europe, MEA and Asia Pacific regions. He is a fellow of the Arab Society of Certified Accountants, the British Association of Hotel Accountants and the Institute of Chartered Accountants in England and Wales. Mr. Kyriakidis holds a bachelor of science degree in computer science and mathematics from Leeds University in the United Kingdom.

Stephanie Linnartz Executive Vice President and Global Chief Marketing and Commercial Officer	47
Stephanie Linnartz became the Global Chief Marketing and Commercial Officer in March 2013 and was named an executive officer in February 2014. She has responsibility for the Company’s brand management, marketing, eCommerce, sales, reservations, revenue management, consumer insight, and information technology functions. Prior to assuming her current position, Ms. Linnartz served as Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; and Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008. She holds a master of business administration from the College of William and Mary.

Amy C. McPherson President & Managing Director Europe	54
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

Name and Title	Age	Business Experience
Kathleen K. Oberg Executive Vice President and Chief Financial Officer	55
Kathleen ("Leeny") K. Oberg was appointed Executive Vice President and Chief Financial Officer of Marriott, effective January 1, 2016. Ms. Oberg most recently served, from 2013 to December 2015, as the Chief Financial Officer for The Ritz-Carlton Hotel Company, L.L.C., an operator of luxury hotels and resorts worldwide, and a subsidiary of Marriott. Prior to that, she served as Marriott’s Senior Vice President, Corporate and Development Finance from 2008 to 2013, leading a team providing a broad range of corporate finance and valuation support to senior management. Ms. Oberg was a key member of the leadership team that structured and executed the spin-off of Marriott’s timeshare business in 2011. From 2006 to 2008, she served as Senior Vice President, International Project Finance and Asset Management for Europe, the Middle East and Africa and served as the region’s senior finance executive. Ms. Oberg originally joined Marriott in 1999 in Investor Relations and served as one of the company’s primary contacts with institutional investors and analysts. In 2004, she was promoted to Vice President of Project Finance and served in this role for two years before moving to London. Ms. Oberg has also held numerous financial leadership positions with such organizations as Sodexo (previously Sodexho Marriott Services), Sallie Mae, Goldman Sachs and Chase Manhattan Bank. She earned her Bachelor of Science in Finance/Management Information Systems from the University of Virginia, McIntyre School of Business and received her MBA from Stanford University Graduate School of Business.

David A. Rodriguez Executive Vice President and Global Chief Human Resources Officer	57
David A. Rodriguez was appointed Executive Vice President and Global Chief Human Resources Officer in 2006. Dr. Rodriguez joined Marriott as Senior Vice President-Staffing & Development in 1998 and was appointed Executive Vice President Human Resources for Marriott Lodging in 2003. Before joining Marriott, he held several senior roles in human resources at Citicorp (now Citigroup) from 1989 through 1998. Dr. Rodriguez holds a doctorate degree in industrial/organizational psychology from New York University and is an elected fellow of the National Academy of Human Resources.

Edward A. Ryan Executive Vice President and General Counsel	62
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

Craig S. Smith President & Managing Director Asia Pacific	53
Craig S. Smith became President and Managing Director of Asia Pacific in June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning 15 countries and 11 brands. Mr. Smith began his career with Marriott in February 1988. Prior to his current position, Mr. Smith served as President of Marriott’s Caribbean and Latin American region from 2011 to 2015. Before moving to the Caribbean and Latin American region in 2011, he was Executive Vice President and Chief Operations Officer for Asia Pacific. As the son of an American diplomat, Mr. Smith has lived in 13 countries, working in North America, the Caribbean, Latin America, Asia-Pacific, and Australia. He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned his MBA from the Rotman School of Management at the University of Toronto, and a Bachelor of Science from Brigham Young University.

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
(2) FINANCIAL STATEMENT SCHEDULES
We include the financial statement schedule information required by the applicable accounting regulations of the SEC in the notes to our financial statements and incorporate that information in this Item 15 by reference.
(3) EXHIBITS
Any shareholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., 10400 Fernwood Road, Department 52/862, Bethesda, MD 20817.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Agreement and Plan of Merger, dated as of November 15, 2015, by and among Marriott International, Inc., Starwood Hotels & Resorts Worldwide, Inc., and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed November 16, 2015 (File No. 001-13881).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

4.3	Form of 6.200% Series H Note due 2016.	Exhibit No. 4.2 to our Form 8-K filed June 14, 2006 (File No. 001-13881).

4.4	Form of 6.375% Series I Note due 2017.	Exhibit No. 4.2 to our Form 8-K filed June 25, 2007 (File No. 001-13881).

4.5	Form of 3.000% Series K Note No. R-1 due 2019.	Exhibit No. 4.1 to our Form 8-K filed February 27, 2012 (File No. 001-13881).

4.6	Form of 3.000% Series K Note No. R-2 due 2019.	Exhibit No. 4 to our Form 8-K filed March 14, 2012 (File No. 001-13881).

4.7	Form of 3.250% Series L Note due 2022.	Exhibit No. 4.1 to our Form 8-K filed September 10, 2012 (File No. 001-13881).

4.8	Form of 3.375% Series M Note due 2020.	Exhibit No. 4.1 to our Form 8-K filed September 27, 2013 (File No. 001-13881).

4.9	Form of 3.125% Series N Note due 2021.	Exhibit No. 4.1 to our Form 8-K filed October 9, 2014 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
4.10	Form of 2.875% Series O Note due 2021.	Exhibit No. 4.1 to our Form 8-K filed September 14, 2015 (File No. 001-13881).

4.11	Form of 3.750% Series P Note due 2025.	Exhibit No. 4.2 to our Form 8-K filed September 14, 2015 (File No. 001-13881).

10.1	U.S. $2,000,000,000 Third Amended and Restated Credit Agreement dated as of July 18, 2013 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 19, 2013 (File No. 001-13881).

*10.2	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.2.1	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.3	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.4	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.5	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.5 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.6	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.6 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.7	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.8	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, as Amended as of May 1, 2009.	Exhibit No. 10.2 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.9	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.10	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.9 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.11	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.10 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.12	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), as Amended as of May 1, 2009.	Exhibit No. 10.3 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.12.1	Form of MI Shares Agreement (EBITDA version) under the Marriott International, Inc. Stock and Cash Incentive Plan, as amended and restated as of May 1, 2009 and amended as of May 7, 2010.	Exhibit No. 10.1 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

*10.13	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.14	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.12 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.15	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.13 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.16	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.17	Form of Performance Share Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.18	Summary of Marriott International, Inc. Director Compensation.	Filed with this report.

*10.19	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

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

We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the year-ended December 31, 2015, December 31, 2014, and December 31, 2013; (ii) the Consolidated Balance Sheets at December 31, 2015, and December 31, 2014; (iii) the Consolidated Statements of Cash Flows for the year-ended December 31, 2015, December 31, 2014, and December 31, 2013; (iv) the Consolidated Statements of Comprehensive Income for the year-ended December 31, 2015, December 31, 2014, and December 31, 2013; (v) the Consolidated Statements of Shareholders’ (Deficit) Equity for the year-ended December 31, 2015, December 31, 2014, and December 31, 2013; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 18th day of February 2016.
MARRIOTT INTERNATIONAL, INC.

By:	/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER:

/s/ Kathleen K. Oberg	Executive Vice President, Chief Financial Officer
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/ Bao Giang Val Bauduin	Controller and Chief Accounting Officer
Bao Giang Val Bauduin

DIRECTORS:

/s/ J.W. Marriott, Jr.	/s/ Debra L. Lee
J.W. Marriott, Jr., Chairman of the Board	Debra L. Lee, Director

/s/ Mary K. Bush	/s/ George Muñoz
Mary K. Bush, Director	George Muñoz, Director

/s/ Deborah Marriott Harrison	/s/ Steven S Reinemund
Deborah Marriott Harrison, Director	Steven S Reinemund, Director

/s/ Frederick A. Henderson	/s/ W. Mitt Romney
Frederick A. Henderson, Director	W. Mitt Romney, Director

/s/ Lawrence W. Kellner	/s/ Susan C. Schwab
Lawrence W. Kellner, Director	Susan C. Schwab, Director