Form 10-Q
period 2016-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2016-04-28
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 254,231,720 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 15, 2016.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUES
Base management fees	$172	$165
Franchise fees	207	204
Incentive management fees	101	89
Owned, leased, and other revenue	247	257
Cost reimbursements	3,045	2,798
	3,772	3,513
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	166	194
Reimbursed costs	3,045	2,798
Depreciation, amortization, and other	31	44
General, administrative, and other	163	145
	3,405	3,181
OPERATING INCOME	367	332
Gains and other income, net	—	—
Interest expense	(47)	(36)
Interest income	6	8
Equity in earnings	—	3
INCOME BEFORE INCOME TAXES	326	307
Provision for income taxes	(107)	(100)
NET INCOME	$219	$207
EARNINGS PER SHARE
Earnings per share - basic	$0.86	$0.75
Earnings per share - diluted	$0.85	$0.73
CASH DIVIDENDS DECLARED PER SHARE	$0.25	$0.20
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$219	$207
Other comprehensive income (loss):
Foreign currency translation adjustments	22	(26)
Derivative instrument adjustments, net of tax	(5)	9
Unrealized gain (loss) on available-for-sale securities, net of tax	1	(1)
Reclassification of losses (gains), net of tax	1	(2)
Total other comprehensive income (loss), net of tax	19	(20)
Comprehensive income	$238	$187
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and equivalents	$99	$96
Accounts and notes receivable, net	1,143	1,103
Prepaid expenses	79	77
Other	25	30
Assets held for sale	78	78
	1,424	1,384
Property and equipment, net	1,042	1,029
Intangible assets
Contract acquisition costs and other	1,468	1,451
Goodwill	946	943
	2,414	2,394
Equity and cost method investments	169	165
Notes receivable, net	218	215
Deferred taxes, net	620	672
Other noncurrent assets	234	223
	$6,121	$6,082
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$300	$300
Accounts payable	597	593
Accrued payroll and benefits	779	861
Liability for guest loyalty programs	1,013	952
Accrued expenses and other	558	527
	3,247	3,233
Long-term debt	3,859	3,807
Liability for guest loyalty programs	1,641	1,622
Other noncurrent liabilities	1,041	1,010
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,751	2,821
Retained earnings	5,025	4,878
Treasury stock, at cost	(11,271)	(11,098)
Accumulated other comprehensive loss	(177)	(196)
	(3,667)	(3,590)
	$6,121	$6,082

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net income	$219	$207
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	31	44
Share-based compensation	28	24
Income taxes	58	29
Liability for guest loyalty programs	76	45
Working capital changes	(106)	(131)
Other	27	44
Net cash provided by operating activities	333	262
INVESTING ACTIVITIES
Capital expenditures	(42)	(75)
Dispositions	4	247
Loan advances	(16)	(10)
Loan collections	2	7
Contract acquisition costs	(21)	(61)
Escrow deposit for acquisition of a business	—	(136)
Other	9	6
Net cash used in investing activities	(64)	(22)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	51	246
Repayment of long-term debt	(2)	(2)
Issuance of Class A Common Stock	6	17
Dividends paid	(64)	(56)
Purchase of treasury stock	(248)	(429)
Other	(9)	—
Net cash used in financing activities	(266)	(224)
INCREASE IN CASH AND EQUIVALENTS	3	16
CASH AND EQUIVALENTS, beginning of period	96	104
CASH AND EQUIVALENTS, end of period	$99	$120
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. (“Marriott,” and together with its consolidated subsidiaries, “we,” “us,” or “the Company”). In order to make this report easier to read, we also refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (v) our properties, brands, or markets outside of the U.S. and Canada as “International.” References throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.
These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“2015 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2015 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2016 and December 31, 2015, the results of our operations for the three months ended March 31, 2016 and March 31, 2015, and cash flows for the three months ended March 31, 2016 and March 31, 2015. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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

Accounting Standards Update No. 2016-02 - “Leases” (“ASU No. 2016-02”)
In February 2016, the FASB issued ASU No. 2016-02, which introduces a lessee model that brings substantially all leases onto the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. ASU No. 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We are still assessing the potential impact that ASU No. 2016-02 will have on our financial statements and disclosures.
Accounting Standards Update No. 2016-09 - “Stock Compensation” (“ASU No. 2016-09”)
In March 2016, the FASB issued ASU No. 2016-09, which involves several aspects of the accounting for share-based payments, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance will require all income tax effects of awards to be recorded as income tax expense (or benefit) in the income statement. Currently, excess tax benefits are recorded in additional paid-in-capital in the balance sheet. In the statement of cash flows, the new guidance requires excess tax benefits to be presented as an operating activity rather than as a financing activity. ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. We are still assessing the potential impact that ASU No. 2016-09 will have on our financial statements and disclosures.
2.    ACQUISITIONS AND DISPOSITIONS
Planned Acquisition
On November 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). The Merger Agreement provides for the Company to combine with Starwood in a series of transactions after which Starwood will be an indirect wholly owned subsidiary of the Company (the “Starwood Combination”). On March 20, 2016, we entered into Amendment Number 1 (the “Amendment”) to the Merger Agreement. The Amendment modified the merger consideration payable to shareholders of Starwood. If the combination transactions are completed, shareholders of Starwood will receive 0.80 shares of our Class A Common Stock, par value $0.01 per share, and $21.00 in cash, without interest, for each share of Starwood common stock, par value $0.01 per share, that they own immediately before these transactions. On April 8, 2016, shareholders of both Marriott and Starwood approved the combination transactions, and in the 2016 first quarter, we cleared the antitrust and competition reviews in a number of jurisdictions, including the United States and Canada. We expect that the combination will close in mid-2016, after remaining customary conditions are satisfied, including receipt of additional antitrust approvals and the completion of Starwood’s previously announced spin-off of its vacation ownership business, or another spin-off, split-off, analogous disposition, or sale of its vacation ownership business.
Planned Dispositions
At the end of the 2016 first quarter, we held $78 million of assets classified as “Assets held for sale” and $3 million of liabilities associated with those assets, which we recorded under “Accrued expenses and other” on our Balance Sheet. In the 2016 second quarter, we sold one of these assets, a North American Limited-Service segment plot of land ($47 million in assets and $1 million in liabilities). We expect to sell the remaining Miami Beach EDITION residences ($31 million in assets and $2 million in liabilities) in 2016.

3.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2016	March 31, 2015
Computation of Basic Earnings Per Share
Net income	$219	$207
Weighted average shares outstanding	254.4	277.7
Basic earnings per share	$0.86	$0.75
Computation of Diluted Earnings Per Share
Net income	$219	$207
Weighted average shares outstanding	254.4	277.7
Effect of dilutive securities
Employee stock option and appreciation right plans	1.9	2.4
Deferred stock incentive plans	0.6	0.7
Restricted stock units	2.0	2.7
Shares for diluted earnings per share	258.9	283.5
Diluted earnings per share	$0.85	$0.73
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded antidilutive stock options and stock appreciation rights of 0.5 million for the 2016 first quarter and 0.2 million for the 2015 first quarter from our calculation of diluted earnings per share because their exercise prices were greater than the average market prices.
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
We recorded share-based compensation expense for award grants of $28 million for the 2016 first quarter and $24 million for the 2015 first quarter. Deferred compensation costs for unvested awards totaled $234 million at March 31, 2016 and $116 million at December 31, 2015.
RSUs and PSUs
We granted 1.6 million RSUs during the 2016 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We granted 0.2 million PSUs during the 2016 first quarter to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year vesting period. We also granted 0.4 million PSUs during the 2016 first quarter to certain senior leaders and members of the Company’s Starwood integration team that, subject to the closing of the Starwood Combination and continued employment, vest based upon achievement of pre-established targets related to the Starwood Combination over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2016 first quarter had a weighted average grant-date fair value of $62.
SARs
We granted 0.4 million SARs to officers, key employees, and non-employee directors during the 2016 first quarter. These SARs generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2016 first quarter was $22 and the weighted average exercise price was $67.
We used the following assumptions as part of a binomial lattice-based valuation to determine the fair value of the SARs we granted during the 2016 first quarter:

Expected volatility	30.4%
Dividend yield	1.3%
Risk-free rate	1.7%
Expected term (in years)	8 - 9
In making these assumptions, we base expected volatility on the historical movement of the Company’s stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future dividend payout. The weighted average expected terms for SARs are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs are expected to remain unexercised. We calculate the expected terms for SARs for separate groups of retirement eligible and non-retirement eligible employees. Our valuation model also uses historical data to estimate exercise behaviors, which include determining the likelihood that employees will exercise their SARs before expiration at a certain multiple of stock price to exercise price.
Other Information
As of the end of the 2016 first quarter, we had 23 million remaining shares authorized under the Stock Plan, including 6 million shares under the Stock Option Program and the SAR Program.
5.    INCOME TAXES
Our effective tax rate increased from 32.4% to 32.8% for the three months ended March 31, 2016, primarily due to additional deferred tax expense resulting from a tax rate change in a foreign jurisdiction, partially offset by the beneficial tax impact of the strengthening U.S. Dollar in relation to foreign currencies.
For the 2016 first quarter, our unrecognized tax benefits balance of $25 million increased by $1 million from year-end 2015 for tax positions taken during the current period. The unrecognized tax benefits balance included $16 million of tax positions that, if recognized, would impact our effective tax rate.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2013. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, our 2014 tax year audit is substantially complete, pending the resolution of one issue. Our 2015 and 2016 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $43 million in the 2016 first quarter and $58 million in the 2015 first quarter.

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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at March 31, 2016 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$113	$21
Operating profit	100	38
Other	9	1
Total guarantees where we are the primary obligor	$222	$60
Our liability at March 31, 2016, for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $60 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $11 million of debt service guarantees, $44 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The table above does not include a “contingent purchase obligation,” which is not currently in effect, that we entered into in the 2014 first quarter to provide credit support to lenders for a construction loan. We entered into that agreement in conjunction with signing a management agreement for The Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel’s ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space). Under the agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property for $315 million during the first two years after opening (the “put option”). Because we would acquire the building upon exercise of the put option, we have not included the amount in the table above. The lenders may extend this period for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not currently expect that the lenders will require us to purchase the hotel component. We have no ownership interest in this hotel.
The preceding table also does not include the following guarantees:

•
$57 million of guarantees for Senior Living Services, consisting of lease obligations of $41 million (expiring in 2019) and lifecare bonds of $16 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $3 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on the remaining $13 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at March 31, 2016. In conjunction with our consent of the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $49 million at the end of the 2016 first quarter, which decreased as a result of lease payments made and lifecare bonds redeemed. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise’s management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O’Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise’s management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $4 million and total remaining rent payments through the initial term of approximately $18 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $2 million (€2 million) of which remained at March 31, 2016. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit our system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
A guarantee relating to the timeshare business, which was outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. The guarantee relates to a Marriott Vacations Worldwide Corporation (“MVW”) payment obligation, for which we had an exposure of $5 million (7 million Singapore Dollars) at March 31, 2016. MVW has indemnified us for this obligation, which we expect will expire in 2022. We have not funded any amounts under this obligation, and do not expect to do so in the future. Our liability for this obligation had a carrying value of $1 million at March 31, 2016.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2016 first quarter for this guarantee was $6 million in future rent payments through the end of the lease in 2019.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, as of March 31, 2016, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
A commitment to invest up to $22 million of equity for non-controlling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund $3 million of this commitment in 2016. We do not expect to fund the remaining $19 million of this commitment prior to the end of the commitment period in 2016.

•
We have a right and under certain circumstances an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next five years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $20 million (€15 million) in deposits, $13 million (€11 million) of which are remaining. The amounts on deposit are refundable to the extent we do not acquire our joint venture partner’s remaining interests.

•
A commitment to invest up to $10 million of equity into a joint venture in which we have a non-controlling interest in order to fund renovations of guest rooms. We expect to fully fund this commitment, which expires in 2016.

•	A loan commitment of $36 million related to the construction of a North American Full-Service property. We expect to fund this commitment in 2017.

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business totaling $131 million. We expect to purchase goods and services subject to these commitments as follows: $70 million in 2016, $49 million in 2017, $9 million in 2018, and $3 million thereafter.

•	Several commitments aggregating $49 million which we do not expect to fund.
Letters of Credit
At March 31, 2016, we had $77 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote No. 7, “Long-Term Debt”), the majority of which were for our self-insurance programs. Surety bonds issued as of March 31, 2016, totaled $161 million, the majority of which state governments requested in connection with our self-insurance programs.
Legal Proceedings
On January 19, 2010, several former Marriott employees (the “plaintiffs”) filed a putative class action complaint against us and the Stock Plan (the “defendants”), alleging that certain equity awards of deferred bonus stock granted to the plaintiffs and other current and former employees for fiscal years 1963 through 1989 are subject to vesting requirements under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), that are in certain circumstances more rapid than those set forth in the awards. The action was brought in the United States District Court for the District of Maryland (Greenbelt Division), and Dennis Walter Bond Sr. and Michael P. Steigman were the remaining named plaintiffs. Class certification was denied, and on January 16, 2015, the court granted Marriott’s motion for summary judgment and dismissed the case. Plaintiffs appealed to the U.S. Court of Appeals for the Fourth Circuit, and we cross-appealed on statute of limitation grounds. Oral arguments were held before the Fourth Circuit on October 28, 2015, and on January 29, 2016, the Fourth Circuit unanimously granted Marriott’s motion for summary judgment on the grounds that the action was untimely and affirmed the judgment in Marriott’s favor. The court subsequently denied the plaintiffs’ motion for rehearing en banc, and issued a formal mandate giving effect to its judgment on March 8, 2016.
In March 2012, the Korea Fair Trade Commission (“KFTC”) obtained documents from two of our managed hotels in Seoul, Korea in connection with an investigation which we believe is focused on pricing of hotel services within the Seoul region. Since then, the KFTC has conducted additional fact-gathering at those two hotels and also has collected information from another Marriott managed hotel located in Seoul. We understand that the KFTC also has sought documents from numerous other hotels in Seoul and other parts of Korea that we do not operate, own, or franchise. We have not received a complaint or other legal process. We are cooperating with this investigation, which continues to be ongoing.
Between November 18, 2015 and December 18, 2015, seven lawsuits challenging the Starwood Combination were filed in the Circuit Court for Baltimore City, Maryland on behalf of purported shareholders of Starwood, naming various combinations of Starwood’s directors, Starwood, Marriott, and others, as defendants. On February 11, 2016 the Court issued an order dismissing, without prejudice, all claims and all counts against Marriott, and on April 4, 2016, the Court issued an order dismissing all claims and counts against Starwood.

7.    LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2016 first quarter and year-end 2015:

	At Period End
($ in millions)	March 31, 2016	December 31, 2015
Senior Notes:
Series H Notes, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)	289	289
Series I Notes, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	596	595
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	347	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	395	395
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	446	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	343	343
Commercial paper, average interest rate of 0.8% at March 31, 2016	991	938
$2,000 Credit Facility	—	—
Other	111	113
	4,159	4,107
Less: Current portion of long-term debt	(300)	(300)
	$3,859	$3,807
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $23 million in the 2016 first quarter and $12 million in the 2015 first quarter.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for $2,000 million of aggregate effective borrowings to support general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. The availability of the Credit Facility also supports our commercial paper program. In addition, we may use borrowings under the Credit Facility, or commercial paper supported by the Credit Facility, to finance all or part of the cash component of the consideration to Starwood shareholders in connection with the Starwood Combination and certain fees and expenses incurred in connection with the combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on July 18, 2018. Marriott is in the process of amending and restating the Credit Facility to increase the aggregate amount of available borrowings to up to $3,750 million and extend its expiration to 2021. We expect to complete the amendment and restatement during the 2016 second quarter. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at March 31, 2016.
On March 20, 2016, when we entered into the Amendment to the Merger Agreement, we also obtained a commitment letter for a $3,500 million 364-day senior bridge term loan facility (the “Bridge Facility Commitment”). We are pursuing alternative financing to the Bridge Facility Commitment, such as the amendment and restatement of our current Credit Facility discussed above, and expect to finance the cash required to complete the Starwood Combination transaction using a combination of variable and fixed rate debt instruments with varying maturities, although we cannot assure that such financing will be available at all, or on acceptable terms.

The following table presents future principal payments that are due for our debt as of the end of the 2016 first quarter:

Debt Principal Payments (net of unamortized discounts) ($ in millions)	Amount
2016	$298
2017	302
2018	1,000
2019	606
2020	358
Thereafter	1,595
Balance at March 31, 2016	$4,159
8.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2016 first quarter and year-end 2015:

	At Period End
($ in millions)	March 31, 2016	December 31, 2015
Senior, mezzanine, and other loans	$225	$221
Less current portion	(7)	(6)
	$218	$215
We do not have any past due notes receivable amounts at the end of the 2016 first quarter. The unamortized discounts for our notes receivable were $30 million at the end of the 2016 first quarter and $31 million at year-end 2015.
The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2016 first quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2016	$5
2017	3
2018	61
2019	5
2020	2
Thereafter	149
Balance at March 31, 2016	$225
Weighted average interest rate at March 31, 2016	7.8%
Range of stated interest rates at March 31, 2016	0 - 15%
At the end of the 2016 first quarter, our recorded investment in impaired “Senior, mezzanine, and other loans” of $72 million was unchanged from year-end 2015. At both the end of the 2016 first quarter and at year-end 2015, we had a $55 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. Our average investment in impaired notes receivable totaled $72 million for the 2016 first quarter and $65 million for the 2015 first quarter.
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

	March 31, 2016		December 31, 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$218	$211	$215	$209
Marketable securities	40	40	37	37
Total noncurrent financial assets	$258	$251	$252	$246

Senior notes	$(2,768)	$(2,875)	$(2,766)	$(2,826)
Commercial paper	(991)	(991)	(938)	(938)
Other long-term debt	(97)	(105)	(99)	(108)
Other noncurrent liabilities	(65)	(65)	(63)	(63)
Total noncurrent financial liabilities	$(3,921)	$(4,036)	$(3,866)	$(3,935)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of publicly traded companies, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities was $40 million at the end of the 2016 first quarter.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 7, “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At the end of the 2016 first quarter and year-end 2015, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. We measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2016 first quarter and year-end 2015, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” of our 2015 Form 10-K for more information on the input levels we use in determining fair value.

10.    OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' (DEFICIT) EQUITY
The following tables detail the accumulated other comprehensive income (loss) activity for the 2016 first quarter and 2015 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2015	$(192)	$(8)	$4	$(196)
Other comprehensive income (loss) before reclassifications (1)	22	(5)	1	18
Reclassification of losses from accumulated other comprehensive loss	—	1	—	1
Net other comprehensive income (loss)	22	(4)	1	19
Balance at March 31, 2016	$(170)	$(12)	$5	$(177)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2014	$(72)	$(9)	$11	$(70)
Other comprehensive (loss) income before reclassifications (1)	(26)	9	(1)	(18)
Reclassification of losses (gains) from accumulated other comprehensive loss	3	(5)	—	(2)
Net other comprehensive (loss) income	(23)	4	(1)	(20)
Balance at March 31, 2015	$(95)	$(5)	$10	$(90)

(1)
Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature. These resulted in a loss of $20 million for the 2016 first quarter and a gain of $52 million for the 2015 first quarter.

The following table details the changes in common shares outstanding and shareholders’ deficit for the 2016 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
256.3	Balance at year-end 2015	$(3,590)	$5	$2,821	$4,878	$(11,098)	$(196)
—	Net income	219	—	—	219	—	—
—	Other comprehensive income	19	—	—	—	—	19
—	Cash dividends ($0.25 per share)	(64)	—	—	(64)	—	—
1.6	Employee stock plan	(26)	—	(70)	(8)	52	—
(3.7)	Purchase of treasury stock	(225)	—	—	—	(225)	—
254.2	Balance at March 31, 2016	$(3,667)	$5	$2,751	$5,025	$(11,271)	$(177)
11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments:

•
North American Full-Service, which includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Delta Hotels and Resorts, and Gaylord Hotels located in the United States and Canada;

•
North American Limited-Service, which includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, and Moxy Hotels properties located in the United States and Canada; and

•
International, which includes The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Marriott Executive Apartments, AC Hotels by Marriott, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels located outside the United States and Canada.

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
Segment Revenues

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015
North American Full-Service Segment	$2,321	$2,175
North American Limited-Service Segment	833	738
International	556	542
Total segment revenues	3,710	3,455
Other unallocated corporate	62	58
Total consolidated revenues	$3,772	$3,513
Segment Profits

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015
North American Full-Service Segment	$185	$146
North American Limited-Service Segment	155	151
International	75	77
Total segment profits	415	374
Other unallocated corporate	(48)	(39)
Interest expense, net of interest income	(41)	(28)
Income taxes	(107)	(100)
Net Income	$219	$207

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
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. Base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. We calculate net house profit as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.
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
Pending Combination with Starwood Hotels & Resorts Worldwide, Inc.
On November 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). The Merger Agreement provides for the Company to combine with Starwood in a series of transactions after which Starwood will be an indirect wholly owned subsidiary of the Company (the “Starwood Combination”). On March 20, 2016, we entered into Amendment Number 1 (the “Amendment”) to the Merger Agreement. The Amendment modified the merger consideration payable to shareholders of Starwood. If the combination transactions are completed, shareholders of Starwood will receive 0.80 shares of our Class A Common Stock, par value $0.01 per share, and $21.00 in cash, without interest, for each share of Starwood common stock, par value $0.01 per share, that they own immediately before these transactions. On April 8, 2016, shareholders of both Marriott and Starwood approved the combination transactions, and in the 2016 first quarter, we cleared the antitrust and competition reviews in a number of jurisdictions, including the United States and Canada. We expect that the combination will close in mid-2016, after remaining customary conditions are satisfied, including receipt of additional antitrust approvals and the completion of Starwood’s previously announced spin-off of its vacation ownership business, or another spin-off, split-off, analogous disposition, or sale of its vacation ownership business.
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
References to the 2016 first quarter RevPAR statistics throughout this report, including occupancy and ADR, reflect the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as those that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2015 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. Comparable properties represented the following percentages of our properties on March 31, 2016: (1) 90% of North American properties (91% excluding Delta Hotels and Resorts); (2) 73% of International properties; and (3) 87% of total properties (88% excluding Delta Hotels and Resorts).
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
Business Trends
Our 2016 first quarter results reflected a generally favorable economic climate and demand for our brands in many markets around the world and a year-over-year increase in the number of properties in our system. For the three months ended March 31, 2016, comparable worldwide systemwide RevPAR increased 2.6 percent to $105.91, ADR increased 2.4 percent on a constant dollar basis to $152.84, and occupancy increased 0.1 percentage points to 69.3 percent, compared to the same period a year ago.
In North America, 2016 first quarter group occupancy declined year over year due to the timing of the Easter holiday, which occurred in the 2016 second quarter. Leisure travel was very strong, particularly in discounted rate categories such as advance purchase and senior discount. The Ritz-Carlton was also strong, reflecting strong leisure business and recently completed renovations at several properties. Overall, room rates moved higher in most room rate categories. Lodging demand was particularly strong in San Francisco, Los Angeles, and Atlanta. Revenue growth was constrained in certain markets by significant snowfall in January in the Mid-Atlantic region, new select-service lodging supply, weak demand from the oil and gas industries, and moderate GDP growth. The 2016 first quarter included one extra day of revenue associated with leap year which enhanced revenue but did not impact RevPAR.
In the 2016 first quarter, bookings for future group business in the U.S. remained strong. Group revenue pace for the remainder of 2016 for systemwide full-service hotels (Marriott, JW Marriott, Renaissance, The Ritz-Carlton, and Gaylord brands) in North America was up 7 percent as of March 31, 2016, compared to the 2015 first quarter group revenue pace for the remainder of 2015.
Our Europe region experienced higher demand in the 2016 first quarter across most countries, primarily due to increased group and transient business, partially constrained by weaker demand in France and Belgium. Results were particularly strong in Spain and Portugal. In our Asia Pacific region, corporate and other transient business increased in India, Japan, Thailand, and South Korea. RevPAR growth in Greater China in the 2016 first quarter was constrained by the impact of supply in certain Southern China markets and lower Mainland China travel to Hong Kong, while demand in Shanghai remained strong. Middle East demand was weaker during the 2016 first quarter reflecting the region’s instability and lower oil prices. In Africa, results were favorable in the 2016 first quarter, reflecting strong local demand and higher international tourism attracted by the weak South African Rand. In the Caribbean and Latin America, strong performance in the region in the 2016 first quarter was driven by greater demand in Mexico, constrained somewhat by concerns relating to the Zika Virus in the Caribbean, oversupply of hotels in Panama, and weaker economies in Brazil and Puerto Rico.
We monitor market conditions and provide the tools for our hotels to price rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. Our hotels modify the mix of business to improve revenue as demand changes. Demand for higher rated rooms improved in most markets in the 2016 first quarter, which allowed our hotels to reduce discounting and special offers for transient business in many markets. This mix improvement benefited ADR. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements.

System Growth and Pipeline
During the 2016 first quarter, we added 68 lodging properties (10,023 rooms), while 12 properties (1,781 rooms) exited our system, increasing our total properties to 4,480. Approximately 34 percent of new rooms are located outside North America, and 15 percent of the room additions are conversions from competitor brands.
At the end of the 2016 first quarter, we had more than 275,000 rooms in our lodging development pipeline, which includes hotel rooms under construction and under signed contracts and also includes approximately 30,000 hotel rooms approved for development but not yet under signed contracts. This development pipeline information does not include rooms that would join our system through the Starwood Combination.
CONSOLIDATED RESULTS
The following discussion presents our analysis of results of our operations for the 2016 first quarter compared to the 2015 first quarter.
Revenues

($ in millions)	March 31, 2016	March 31, 2015	Increase (decrease) from prior year	Percentage change from prior year
Base management fees	$172	$165	$7	4%
Franchise fees	207	204	3	1%
Incentive management fees	101	89	12	13%
	480	458	22	5%
Owned, leased, and other revenue	247	257	(10)	(4)%
Cost reimbursements	3,045	2,798	247	9%
	$3,772	$3,513	$259	7%
First Quarter. The $7 million increase in base management fees reflected stronger sales at existing properties ($6 million) and the impact of unit growth across our system ($5 million), partially offset by the impact of unfavorable foreign exchange rates ($4 million).
The $3 million increase in franchise fees reflected the impact of unit growth across our system ($12 million), stronger sales at existing properties ($6 million), and higher fees due to properties that converted from managed to franchised ($2 million), partially offset by lower relicensing fees ($15 million) and the impact of unfavorable foreign exchange rates ($2 million).
The $12 million increase in incentive management fees reflected higher net house profit and unit growth across our segments, as well as $3 million of increased deferred fees, partially offset by a $3 million impact from unfavorable foreign exchange rates.
The $10 million decrease in owned, leased, and other revenue reflected $29 million of lower owned and leased revenue due to properties that converted from owned to managed, partially offset by $19 million in higher other revenue predominately from branding fees ($18 million).
The $247 million increase in cost reimbursements revenue reflected growth in the Marriott Rewards program, the impact of higher property occupancies, and growth across our system.
Operating Income
First Quarter. Operating income increased by $35 million to $367 million in the 2016 first quarter from $332 million in the 2015 first quarter. The increase in operating income reflected a $22 million increase in fee revenue, a $18 million increase in owned, leased, and other revenue, net of direct expenses, and a $13 million decrease in depreciation, amortization, and other expense, partially offset by an $18 million increase in general, administrative, and other expenses. We discuss the reasons for the increases in fee revenue (base management fees, franchise fees, and incentive management fees) compared to the 2015 first quarter in the preceding “Revenues” section.

The $18 million (29 percent) increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $18 million in higher branding fees and $3 million of higher termination fees, partially offset by $4 million of lower owned and leased revenue, net of direct expenses. The $4 million of lower owned and leased revenue, net of direct expenses, reflected $7 million from properties that converted from owned to managed, partially offset by $3 million of net favorable operating results, particularly at our North American and Asia Pacific properties.
Depreciation, amortization, and other expense decreased by $13 million (30 percent) to $31 million in the 2016 first quarter from $44 million in the 2015 first quarter. The decrease primarily reflected the absence of the 2015 EDITION impairment charges of $12 million.
General, administrative, and other expenses increased by $18 million (12 percent) to $163 million in the 2016 first quarter from $145 million in the 2015 first quarter. The increase reflected $12 million of higher legal expenses net of litigation resolutions, $8 million in Starwood transaction and transition costs, and $8 million of higher other administrative costs, partially offset by $10 million in lower reserves for guarantee funding.
Interest Expense
First Quarter. Interest expense increased by $11 million (31 percent) to $47 million in the 2016 first quarter compared to $36 million in the 2015 first quarter. The increase was partially due to net higher interest on Senior Notes due to the issuance of Series O Notes and Series P Notes in the 2015 third quarter ($7 million), partially offset by the maturity of Series G Notes in the 2015 fourth quarter ($5 million). The remaining increase in interest expense was due to net lower capitalized interest as a result of the completion of The New York (Madison Square Park) EDITION in the 2015 second quarter ($6 million) and amortization of costs for the Bridge Facility Commitment that we obtained in the 2016 first quarter ($2 million). See Footnote No. 7, “Long-Term Debt” for more information.
Interest Income
First Quarter. Interest income decreased by $2 million (25 percent) to $6 million in the 2016 first quarter compared to $8 million in the 2015 first quarter. The decrease was primarily due to lower interest income on the preferred equity ownership interest that was redeemed in the 2015 second quarter ($2 million), partially offset by higher interest income of $2 million on the $58 million mezzanine loan (net of a $6 million discount) we provided to an owner in conjunction with entering into a franchise agreement for a North American Limited-Service property in 2015 fourth quarter.
Provision for Income Tax
First Quarter. Provision for income tax increased by $7 million (7 percent) to $107 million in the 2016 first quarter, compared to $100 million in the 2015 first quarter. The increase was primarily due to higher pre-tax earnings.
Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), a financial measure not required by, or presented in accordance with, U.S. GAAP, reflects Net Income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. Our non-GAAP measure of Adjusted EBITDA further adjusts EBITDA to exclude (1) pre-tax transaction and transition costs associated with the Starwood Combination of $8 million in the 2016 first quarter, which we recorded in the “General, administrative, and other” caption of our Income Statements, (2) pre-tax impairment charges of $12 million in the 2015 first quarter, which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements, and (3) share-based compensation expense for all periods presented.
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
We present our 2016 and 2015 first quarter Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures with Net Income in the following table:

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015
Net Income	$219	$207
Interest expense	47	36
Tax Provision	107	100
Depreciation and amortization	31	32
Depreciation classified in Reimbursed costs	14	14
Interest expense from unconsolidated joint ventures	1	1
Depreciation and amortization from unconsolidated joint ventures	3	3
EBITDA	$422	$393
Starwood transaction and transition costs	8	—
EDITION impairment charges	—	12
Share-based compensation (including share-based compensation reimbursed by third-party owners)	28	24
Adjusted EBITDA	$458	$429

BUSINESS SEGMENTS
We are a diversified global lodging company with operations in three reportable business segments: North American Full-Service, North American Limited-Service, and International. See Footnote No. 11, “Business Segments,” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
We added 306 properties (51,340 rooms), and 56 properties (6,689 rooms) exited our system since the end of the 2015 first quarter. No residential properties entered or exited our system.
See the “CONSOLIDATED RESULTS” caption earlier in this report for further information.

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015	Change 2016 vs. 2015
Total segment revenues	$3,710	$3,455	$255	7%
Total segment profits	$415	$374	$41	11%
First Quarter. The year-over-year increase in segment revenues of $255 million was a result of $249 million of higher cost reimbursements revenue, $12 million of higher incentive management fees, $7 million of higher base management fees, and $3 million of higher franchise fees, partially offset by $16 million of lower owned, leased, and other revenue. The year-over-year increase in segment profits of $41 million across our business reflected a $12 million increase in incentive management fees, a $11 million increase in owned, leased, and other revenue, net of direct expenses, a $8 million decrease in general, administrative, and other expenses allocated to our segments, a $7 million increase in base management fees, a $3 million increase in franchise fees, and a $2 million decrease in depreciation, amortization, and other expense, partially offset by a $2 million decrease in equity in earnings. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2016 first quarter, 63 percent of our managed properties paid incentive management fees to us versus 48 percent in the 2015 first quarter. In North America, 60 percent of managed properties paid incentive fees in the 2016 first quarter compared to 35 percent in the 2015 first quarter. Outside North America, 68 percent of managed properties paid incentive fees in the 2016 first quarter versus 67 percent in the 2015 first quarter. The percentage of North American properties that paid incentive management fees to us increased compared to the 2015 first quarter due to a few large North American Limited-Service portfolios of properties that paid incentive management fees in the 2016 first quarter but did not do so in the 2015 first quarter. In addition, in the 2016 first quarter, 46 percent of our incentive management fees came from properties outside of North America versus 50 percent in the 2015 first quarter.
Compared to the 2015 first quarter, worldwide comparable company-operated house profit margins in the 2016 first quarter increased by 70 basis points and HP-PAR increased by 4.8 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and solid cost controls. These same factors contributed to North American company-operated house profit margins increasing by 90 basis points compared to the 2015 first quarter. HP-PAR at those same properties increased by 5.3 percent. International company-operated house profit margins increased by 40 basis points, and HP-PAR at those properties increased by 3.9 percent reflecting increased demand, higher RevPAR in most locations, and improved productivity.
See “Segment and Brand Statistics” below for detailed information on systemwide RevPAR and company-operated RevPAR by segment, region, and brand.

Property and Room Summaries
We operated, franchised, and licensed the following properties by segment and brand at March 31, 2016:

	Company-Operated		Franchised / Licensed		Other (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service
Marriott Hotels	129	68,970	201	62,162	—	—	330	131,132
JW Marriott	15	9,690	10	4,469	—	—	25	14,159
Marriott Conference Centers	10	2,915	—	—	—	—	10	2,915
Renaissance Hotels	28	12,229	57	15,816	—	—	85	28,045
Autograph Collection Hotels	3	1,065	55	12,443	—	—	58	13,508
Delta Hotels and Resorts	25	6,764	12	3,020	—	—	37	9,784
Gaylord Hotels	5	8,098	—	—	—	—	5	8,098
The Ritz-Carlton	39	11,414	1	429	—	—	40	11,843
The Ritz-Carlton Residences (1)	31	3,757	1	55	—	—	32	3,812
EDITION	2	568	—	—	—	—	2	568
EDITION Residences (1)	1	25	—	—	—	—	1	25
Total North American Full-Service	288	125,495	337	98,394	—	—	625	223,889

North American Limited-Service
Courtyard	275	43,637	649	86,441	—	—	924	130,078
Residence Inn	113	16,982	582	68,103	—	—	695	85,085
Fairfield Inn & Suites	5	1,324	766	69,433	—	—	771	70,757
SpringHill Suites	31	4,973	312	35,849	—	—	343	40,822
TownePlace Suites	15	1,740	264	26,375	—	—	279	28,115
AC Hotels by Marriott	—	—	—	—	7	1,193	7	1,193
Moxy Hotels	—	—	1	186	—	—	1	186
Total North American Limited-Service	439	68,656	2,574	286,387	7	1,193	3,020	356,236

Total North American Locations	727	194,151	2,911	384,781	7	1,193	3,645	580,125

International
Marriott Hotels	148	42,132	40	11,957	—	—	188	54,089
JW Marriott	47	18,554	5	1,355	—	—	52	19,909
Marriott Executive Apartments	27	4,131	—	—	—	—	27	4,131
Renaissance Hotels	53	16,952	24	6,835	—	—	77	23,787
Autograph Collection Hotels	3	584	34	9,236	5	348	42	10,168
Protea Hotels	47	5,710	52	3,670	—	—	99	9,380
The Ritz-Carlton	52	14,686	—	—	—	—	52	14,686
The Ritz-Carlton Residences (1)	8	416	—	—	—	—	8	416
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—	4	579
Bulgari Hotels & Resorts	2	117	1	85	—	—	3	202
Bulgari Residences (1)	1	5	—	—	—	—	1	5
EDITION	1	173	1	78	—	—	2	251
Courtyard	74	15,462	49	9,274	—	—	123	24,736
Residence Inn	5	517	2	200	—	—	7	717
Fairfield Inn & Suites	6	848	2	386	—	—	8	1,234
AC Hotels by Marriott	—	—	—	—	80	9,852	80	9,852
Moxy Hotels	—	—	2	414	—	—	2	414
Total International	478	120,866	212	43,490	85	10,200	775	174,556

Timeshare (3)	—	—	60	12,889	—	—	60	12,889

Total	1,205	315,017	3,183	441,160	92	11,393	4,480	767,570

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings” caption of our Income Statements.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended March 25, 2016 and include products that are in active sales as well as those that are sold out.

Segment and Brand Statistics
The following tables present occupancy, ADR, and RevPAR for comparable properties, for the brands in our North American Full-Service and North American Limited-Service segments, and for our International properties by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Three Months Ended March 31, 2016	Change vs. Three Months Ended March 31, 2015		Three Months Ended March 31, 2016	Change vs. Three Months Ended March 31, 2015
Marriott Hotels
Occupancy	72.9%	0.7%	pts.	69.6%	—%	pts.
Average Daily Rate	$197.78	2.3%		$180.18	2.6%
RevPAR	$144.14	3.3%		$125.35	2.6%
Renaissance Hotels
Occupancy	75.2%	(0.8)%	pts.	71.7%	(0.8)%	pts.
Average Daily Rate	$188.15	2.9%		$169.49	2.7%
RevPAR	$141.45	1.8%		$121.58	1.6%
Autograph Collection Hotels
Occupancy	nm	nm		73.8%	1.6%	pts.
Average Daily Rate	nm	nm		$226.47	0.8%
RevPAR	nm	nm		$167.15	3.0%
The Ritz-Carlton
Occupancy	72.2%	1.8%	pts.	72.2%	1.8%	pts.
Average Daily Rate	$386.55	3.6%		$386.55	3.6%
RevPAR	$278.93	6.2%		$278.93	6.2%
Composite North American Full-Service
Occupancy	73.0%	0.6%	pts.	70.3%	0.1%	pts.
Average Daily Rate	$215.07	2.7%		$193.02	2.7%
RevPAR	$156.91	3.5%		$135.75	2.9%
Courtyard
Occupancy	69.5%	0.6%	pts.	69.0%	0.2%	pts.
Average Daily Rate	$140.88	2.4%		$136.99	2.4%
RevPAR	$97.88	3.3%		$94.50	2.6%
Residence Inn
Occupancy	75.0%	—%	pts.	74.7%	(0.5)%	pts.
Average Daily Rate	$147.30	3.2%		$139.05	3.0%
RevPAR	$110.48	3.1%		$103.90	2.3%
Fairfield Inn & Suites
Occupancy	nm	nm		64.4%	(1.0)%	pts.
Average Daily Rate	nm	nm		$106.62	2.0%
RevPAR	nm	nm		$68.70	0.5%
TownePlace Suites
Occupancy	66.3%	0.1%	pts.	70.5%	0.3%	pts.
Average Daily Rate	$102.87	2.3%		$103.73	1.8%
RevPAR	$68.25	2.4%		$73.08	2.2%
SpringHill Suites
Occupancy	73.1%	2.4%	pts.	70.5%	(0.5)%	pts.
Average Daily Rate	$127.49	1.2%		$118.83	1.9%
RevPAR	$93.18	4.5%		$83.83	1.1%
Composite North American Limited-Service
Occupancy	71.2%	0.6%	pts.	69.8%	(0.3)%	pts.
Average Daily Rate	$140.46	2.5%		$127.50	2.4%
RevPAR	$100.04	3.4%		$88.95	2.0%
Composite North American - All
Occupancy	72.2%	0.6%	pts.	70.0%	(0.1)%	pts.
Average Daily Rate	$183.42	2.6%		$150.15	2.6%
RevPAR	$132.45	3.5%		$105.05	2.4%
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended March 31, 2016	Change vs. Three Months Ended March 31, 2015		Three Months Ended March 31, 2016	Change vs. Three Months Ended March 31, 2015
Caribbean and Latin America
Occupancy	75.6%	(0.6)%	pts.	68.8%	0.2%	pts.
Average Daily Rate	$286.12	5.9%		$248.34	3.7%
RevPAR	$216.34	5.1%		$170.89	4.0%
Europe
Occupancy	63.9%	(0.7)%	pts.	61.0%	—%	pts.
Average Daily Rate	$141.50	3.2%		$137.47	2.8%
RevPAR	$90.45	2.0%		$83.92	2.7%
Middle East and Africa
Occupancy	69.8%	0.6%	pts.	68.0%	0.7%	pts.
Average Daily Rate	$158.90	(4.3)%		$148.48	(3.3)%
RevPAR	$110.96	(3.4)%		$100.94	(2.3)%
Asia Pacific
Occupancy	71.1%	4.3%	pts.	71.8%	4.1%	pts.
Average Daily Rate	$151.05	0.4%		$154.74	1.3%
RevPAR	$107.37	6.8%		$111.16	7.4%
Total International (1)
Occupancy	68.9%	1.3%	pts.	66.6%	1.3%	pts.
Average Daily Rate	$166.43	1.1%		$164.08	1.5%
RevPAR	$114.75	3.1%		$109.34	3.5%
Total Worldwide (2)
Occupancy	71.0%	0.9%	pts.	69.3%	0.1%	pts.
Average Daily Rate	$177.19	2.1%		$152.84	2.4%
RevPAR	$125.77	3.4%		$105.91	2.6%

(1)
Includes properties located outside of the United States and Canada for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, AC Hotels, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels brands.

(2)
Includes properties worldwide for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Gaylord Hotels, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, AC Hotels by Marriott, Protea Hotels, and Moxy Hotels brands.

North American Full-Service includes The Ritz-Carlton, EDITION, JW Marriott, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Delta Hotels and Resorts, and Gaylord Hotels located in the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015	Change 2016 vs. 2015
Segment revenues	$2,321	$2,175	$146	7%
Segment profits	$185	$146	$39	27%
Since the end of the 2015 first quarter, across our North American Full-Service segment we added 60 properties (15,015 rooms), including 37 properties (9,590 rooms) from the Delta Hotels and Resorts acquisition, and four properties (633 rooms) left our system.
First Quarter. For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, RevPAR for comparable systemwide North American Full-Service properties increased by 2.9 percent to $135.75, occupancy for these properties increased by 0.1 percentage points to 70.3 percent, and ADR increased by 2.7 percent to $193.02.
The $39 million increase in segment profits, compared to the 2015 first quarter, was driven by $17 million of higher owned, leased, and other revenue, net of direct expenses, $7 million of higher incentive management fees, $7 million of higher franchise fees, $6 million of lower general, administrative, and other expenses, and $5 million of higher base management fees, partially offset by $2 million of lower gains and other income, net, and $1 million of lower equity in earnings.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Owned, leased, and other revenue, net of direct expenses increased primarily due to increased branding fees ($13 million) and improved operating results ($3 million).
Lower general, administrative, and other expenses were primarily due to lower reserves for guarantee funding.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $2,050 million in the 2016 first quarter, compared to $1,929 million in the 2015 first quarter.
North American Limited-Service includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, and Moxy Hotels located in the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015	Change 2016 vs. 2015
Segment revenues	$833	$738	$95	13%
Segment profits	$155	$151	$4	3%
Since the end of the 2015 first quarter, across our North American Limited-Service segment we added 179 properties (20,528 rooms) and 27 properties (2,929 rooms) left our system. The majority of the properties that left our system were from the Fairfield Inn & Suites and Residence Inn brands.
First Quarter. For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, RevPAR for comparable systemwide North American Limited-Service properties increased by 2.0 percent to $88.95, occupancy for these properties decreased by 0.3 percentage points to 69.8 percent, and ADR increased by 2.4 percent to $127.50.
The $4 million increase in segment profits, compared to the 2015 first quarter, reflected $5 million of lower general, administrative, and other expenses, $2 million of higher base management fees, $2 million of higher incentive management fees, $1 million of lower depreciation, amortization, and other expense, $1 million of higher gains and other income, net, and $1 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $7 million of lower franchise fees, and $1 million of lower equity in earnings.
Base management fees were higher due to stronger RevPAR and unit growth. Increased incentive management fees were primarily driven by higher net house profits at a few portfolios of managed hotels. Decreased franchise fees reflected $16 million of lower relicensing fees, partially offset by $9 million from stronger RevPAR and unit growth.
Lower general, administrative, and other expenses were primarily due to reversals of guarantee accruals.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $639 million in the 2016 first quarter, compared to $543 million in the 2015 first quarter.
International includes properties, regardless of brand, that are located outside the United States and Canada.

	Three Months Ended
($ in millions)	March 31, 2016	March 31, 2015	Change 2016 vs. 2015
Segment revenues	$556	$542	$14	3%
Segment profits	$75	$77	$(2)	(3)%
Since the end of the 2015 first quarter, across our International regions we added 67 properties (15,797 rooms), and 25 properties (3,127 rooms) left our system. The majority of the properties that left our system were from the Protea Hotels brand.
First Quarter. For the three months ended March 31, 2016, compared to the three months ended March 31, 2015, RevPAR for comparable systemwide International properties increased by 3.5 percent to $109.34, occupancy for these properties increased by 1.3 percentage points to 66.6 percent, and ADR increased by 1.5 percent to $164.08. See "Business and Overview" for a discussion of results in the various International regions.
The $2 million decrease in segment profits, compared to the 2015 first quarter, consisted of $7 million of lower owned, leased, and other revenue, net of direct expenses and $3 million of higher general, administrative, and other expenses, partially offset by $3 million of higher base management and franchise fees, $3 million of higher incentive management fees, $1 million of higher gains and other income, net, and $1 million of lower depreciation, amortization, and other expense.
Higher base management and franchise fees were due to stronger RevPAR, driven by both occupancy and rate, and unit growth, partially offset by the impact of $5 million in unfavorable foreign exchange rates. The increase in incentive management fees reflected higher net house profit at managed hotels and unit growth as well as $3 million of increased deferred fees, partially offset by a $3 million impact from unfavorable foreign exchange rates.
Lower owned, leased, and other revenue, net of direct expenses largely reflected $6 million from a property that converted from owned to managed.
Lower depreciation, amortization, and other expense was primarily due to the sale of an International property.
Higher general, administrative, and other expenses were primarily due to $2 million of higher property expenses.
Cost reimbursements revenue and expenses for our International properties totaled $342 million in the 2016 first quarter, compared to $310 million in the 2015 first quarter.
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
During the 2016 first quarter, we granted 1.6 million RSUs, 0.6 million PSUs, and 0.4 million SARs. See Footnote No. 4, “Share-Based Compensation,” for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 1, “Basis of Presentation,” to our Financial Statements for information on our anticipated adoption of recently issued accounting standards.
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
At March 31, 2016, our available borrowing capacity amounted to $1,108 million and reflected borrowing capacity of $1,009 million under our Credit Facility and our cash balance of $99 million. We calculated that borrowing capacity by taking $2,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $991 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
Marriott is in the process of amending and restating the Credit Facility to increase the aggregate amount of available borrowings to up to $3,750 million and extend its expiration to 2021.  We expect to complete the amendment and restatement during the 2016 second quarter.
In addition to the Credit Facility, on March 20, 2016, when we entered into the Amendment to the Merger Agreement, we also obtained a commitment letter for a $3,500 million 364-day senior bridge term loan facility (the “Bridge Facility Commitment”). We incurred $12 million of costs to obtain the Bridge Facility Commitment, and we amortized $2 million as interest expense in the 2016 first quarter. We are pursuing alternative financing to the Bridge Facility Commitment, such as the amendment and restatement of our current Credit Facility discussed above, and expect to finance the cash required to complete the Starwood Combination transaction using a combination of variable and fixed rate debt instruments with varying maturities, although we cannot assure that such financing will be available at all, or on acceptable terms.
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
Cash and cash equivalents totaled $99 million at March 31, 2016, an increase of $3 million from year-end 2015, reflecting cash inflows associated with the following: operating activities ($333 million), increased commercial paper borrowings ($51 million), net other investing cash inflows ($9 million), and common stock issuances ($6 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($248 million), capital expenditures ($42 million), dividend payments ($64 million), contract acquisition costs ($21 million), loan advances, net of collections ($14 million), and net other financing cash outflows ($9 million).
Our ratio of current assets to current liabilities was 0.4 to 1.0 at the end of the 2016 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $42 million in the 2016 first quarter and $75 million in the 2015 first quarter that included expenditures for the development and construction of new hotels, as well as improvements to existing properties and systems initiatives. The decrease in capital expenditures in the 2016 first quarter is primarily due to lower spending for our EDITION hotels compared to the year-ago period. We expect investment spending for the 2016 full year will total approximately $450 million to $550 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2016 first quarter. Our anticipated investment spending does not include additional investments we may make in connection with the Starwood Combination. We expect cash outflows for transaction costs related to the closing of the Starwood Combination will total $130 million to $150 million.
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
Contractual Obligations
As of the end of the 2016 first quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.
At the end of the 2016 first quarter, debt increased by $52 million to $4,159 million, compared to $4,107 million at year-end 2015, and reflected a $53 million decrease in commercial paper borrowings. At the end of the 2016 first quarter, future debt payments plus interest totaled $4,689 million and are due as follows: $390 million in 2016; $396 million in 2017; $1,085 million in 2018; $682 million in 2019; $424 million in 2020; and $1,712 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2016 first quarter, our long-term debt had a weighted average interest rate of 3.0 percent and a weighted average maturity of approximately 4 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2016 first quarter. We expect these ratios may change over the short term as a result of indebtedness that we expect to incur in connection with the Starwood Combination as discussed above.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Form 10-K, other than those described below.
At the end of the 2016 first quarter, guarantees where we are the primary obligor decreased by $6 million to $222 million, compared to $228 million at year-end 2015, reflecting a $6 million decrease in operating profit and other guarantees. At the end of the 2016 first quarter, guarantees for which we are secondarily liable decreased by $7 million to $85 million, compared to $92 million at year-end 2015. At the end of the 2016 first quarter, future guarantee commitments expire as follows: $22 million in 2016; $42 million in 2017; $35 million in 2018; $66 million in 2019; $37 million in 2020; and $105 million thereafter.
See the “Guarantees” caption in Footnote No. 6, “Commitments and Contingencies” for additional information on our guarantees.
Share Repurchases
We purchased 3.7 million shares of our common stock during the 2016 first quarter, at an average price of $61.41 per share. See Part II, Item 2 of this report for more information on our share repurchase activity during the 2016 first quarter. As of March 31, 2016, approximately 35.7 million shares remained available for repurchase under authorizations from our Board of Directors. In light of the additional debt we expect to incur to fund the cash component of the consideration to Starwood shareholders in connection with the Starwood Combination, we expect to be more selective in our share repurchase activity while we also seek to manage and reduce our post-combination debt levels.

Dividends
On February 11, 2016, our Board of Directors declared a quarterly cash dividend of $0.25 per share, which we paid March 31, 2016 to shareholders of record on February 25, 2016.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2015 Form 10-K. Since the date of our 2015 Form 10-K, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2015.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2016 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to the Starwood Combination
We will be subject to various uncertainties and contractual restrictions, including the risk of litigation, while the Starwood Combination is pending that could cause disruption and may make it more difficult to maintain relationships with employees, hotel owners, hotel franchisees, suppliers or customers. Uncertainty about the effect of the Starwood Combination on employees, hotel owners, hotel franchisees, suppliers, and customers may have an adverse effect on our business. Although we intend to take steps designed to reduce any adverse effects, these uncertainties could impair our ability to attract, retain, and motivate key personnel until the Starwood Combination is completed and for a period of time after that, and could cause customers, suppliers, and others that deal with us to seek to change our existing business relationships.
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
One of the conditions to the closing of the Starwood Combination is the absence of any judgment, order, law or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Starwood Combination. Although a number of lawsuits challenging the Starwood Combination that were filed on behalf of purported shareholders of Starwood were dismissed, additional legal proceedings could be filed in the future which could prevent the Starwood Combination from becoming effective, or delay its becoming effective within the expected time frame.
Failure to complete the Starwood Combination could negatively impact our stock price and our future business and financial results. If we do not complete the Starwood Combination, our ongoing business could be adversely affected, and we may be subject to several risks, including the following:

•	having to pay certain costs relating to the Starwood Combination, such as legal, accounting, financial advisor, and other fees and expenses;

•	our stock price could decline to the extent that the current market prices reflect a market assumption that the Starwood Combination will be completed; and

•	having had our management focus on the Starwood Combination instead of on pursuing other opportunities that could have been beneficial to us.
If the Starwood Combination is not completed, we cannot assure you that these risks will not materialize and will not materially adversely affect our business, financial results, and stock price.
Our ability to complete the Starwood Combination is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the Starwood Combination to be abandoned. The Merger Agreement contains certain closing conditions, including, among others, the following conditions that remain to be satisfied:

•	the absence of any judgment, order, law, or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Starwood Combination;

•	the approval for listing by NASDAQ of the shares of Marriott common stock issuable in the Starwood Combination; and

•
the spin-off of Starwood’s Vistana vacation ownership business (“Vistana”), or, if the spin-off of Vistana and Vistana’s subsequent merger with a wholly owned subsidiary of Interval Leisure Group, Inc. is not consummated, the completion of another spin-off, split-off or analogous distribution of Vistana or the sale of Vistana by Starwood.

We cannot assure you that the remaining closing conditions under the Merger Agreement will be satisfied, or that any required conditions will not materially adversely affect the combined company after the Starwood Combination closes, or will not result in the abandonment or delay of the Starwood Combination. For instance, the consummation of the disposition of Starwood’s Vistana business may be delayed or not occur, which could cause the Starwood Combination to be delayed or abandoned.
In addition, before the Starwood Combination may be completed, various approvals and declarations of non-objection must be obtained from certain regulatory and governmental authorities, including the receipt of consents and approvals from the European Commission, the Ministry of Commerce of the People’s Republic of China, and various other governmental entities. These regulatory and governmental entities could impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approvals could have the effect of delaying closing of the Starwood Combination or of imposing additional costs or limitations on the combined company following the closing. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions. In addition, Starwood’s and Marriott’s respective obligations to complete the Starwood Combination are conditioned on the receipt of certain regulatory approvals or waiver by the other party of such condition.
Any delay in completing the Starwood Combination could reduce or eliminate the benefits that we expect to achieve. As discussed above, the Starwood Combination is subject to a number of conditions beyond Starwood’s and our control that could prevent, delay, or otherwise materially adversely affect the completion of the combination. We cannot predict whether and when these conditions will be satisfied. Any delay in completing the Starwood Combination could cause the combined company not to realize some or all of the synergies that we expect to achieve if the Starwood Combination is successfully completed within the expected time frame.
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
The integration process could also take longer than we anticipate and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the benefits we anticipate. The combined company’s resulting portfolio of approximately 30 brands could be challenging for us to maintain and grow, and the harmonization of our different reservations and other systems and business practices could be more difficult, disruptive, and time consuming than we anticipate. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur before the Starwood Combination closes. The combined company may also have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and we cannot assure you that the benefits we anticipate will be realized at all or as quickly as we expect. If we don’t achieve those benefits, our costs could increase, our expected net income could decrease, and the combined company’s future business, financial condition, operating results, and prospects could suffer.
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
Our shareholders will be diluted by the Starwood Combination. The Starwood Combination will dilute the ownership position of our current shareholders. We currently estimate that, upon completion of the combination, our shareholders before the merger will own approximately 66% and former Starwood shareholders will own approximately 34% of the combined company’s outstanding common stock. Because of this, our current shareholders may have less influence on the management and policies of the combined company than they now have on us.
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
The growing significance of our operations outside of the United States, particularly following the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. We currently operate or franchise hotels and resorts in 87 countries, and our operations outside the United States represented approximately 17 percent of our revenues in the 2016 first quarter. Starwood reported that as of December 31, 2015 it operated or franchised hotels and resorts in approximately 100 countries, and that more than half of its properties were outside of the United States. We expect that our international revenues will continue to grow, particularly following the Starwood Combination. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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

Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy Hotels, and Delta Hotels and Resorts, and those we expect to acquire as a result of the Starwood Combination, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Brussels, Paris, Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased (2)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2016 - January 31, 2016	2.3	$61.73	2.3	12.1
February 1, 2016 - February 29, 2016	1.4	$60.86	1.4	35.7
March 1, 2016 - March 31, 2016	—	$—	—	35.7

(1)
On February 11, 2016, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of March 31, 2016, 35.7 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

(2)
The Company’s ability to repurchase its shares was limited during the 2016 first quarter by restrictions under the securities laws and other legal considerations relating to the Starwood Combination. See Liquidity and Capital Resources for additional information about the Company’s share repurchases.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated March 20, 2016, by and among Marriott International, Inc., Starwood Hotels & Resorts Worldwide, Inc., and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed March 21, 2016 (File No. 001-13881).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015; (iii) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; and (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
28th day of April, 2016

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)