Form 10-Q
period 2016-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2016-07-28
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 254,400,460 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 15, 2016.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUES
Base management fees	$186	$191	$358	$356
Franchise fees	235	221	442	425
Incentive management fees	94	81	195	170
Owned, leased, and other revenue	245	243	492	500
Cost reimbursements	3,142	2,953	6,187	5,751
	3,902	3,689	7,674	7,202
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	173	183	339	377
Reimbursed costs	3,142	2,953	6,187	5,751
Depreciation, amortization, and other	30	32	61	76
General, administrative, and other	168	152	331	297
	3,513	3,320	6,918	6,501
OPERATING INCOME	389	369	756	701
Gains and other income, net	—	20	—	20
Interest expense	(57)	(42)	(104)	(78)
Interest income	7	6	13	14
Equity in earnings	5	2	5	5
INCOME BEFORE INCOME TAXES	344	355	670	662
Provision for income taxes	(97)	(115)	(204)	(215)
NET INCOME	$247	$240	$466	$447
EARNINGS PER SHARE
Earnings per share - basic	$0.97	$0.88	$1.83	$1.63
Earnings per share - diluted	$0.96	$0.87	$1.80	$1.59
CASH DIVIDENDS DECLARED PER SHARE	$0.30	$0.25	$0.55	$0.45
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$247	$240	$466	$447
Other comprehensive income (loss):
Foreign currency translation adjustments	3	7	25	(19)
Derivative instrument adjustments, net of tax	1	(2)	(4)	7
Unrealized loss on available-for-sale securities, net of tax	(1)	(1)	—	(2)
Reclassification of losses (gains), net of tax	1	(2)	2	(4)
Total other comprehensive income (loss), net of tax	4	2	23	(18)
Comprehensive income	$251	$242	$489	$429
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and equivalents	$679	$96
Accounts and notes receivable, net	1,152	1,103
Prepaid expenses	71	77
Other	26	30
Assets held for sale	31	78
	1,959	1,384
Property and equipment, net	1,056	1,029
Intangible assets
Contract acquisition costs and other	1,473	1,451
Goodwill	947	943
	2,420	2,394
Equity and cost method investments	179	165
Notes receivable, net	227	215
Deferred taxes, net	586	672
Other noncurrent assets	223	223
	$6,650	$6,082
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$303	$300
Accounts payable	621	593
Accrued payroll and benefits	756	861
Liability for guest loyalty programs	992	952
Accrued expenses and other	572	527
	3,244	3,233
Long-term debt	4,057	3,807
Liability for guest loyalty programs	1,720	1,622
Other noncurrent liabilities	1,091	1,010
Shareholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	2,787	2,821
Retained earnings	5,185	4,878
Treasury stock, at cost	(11,266)	(11,098)
Accumulated other comprehensive loss	(173)	(196)
	(3,462)	(3,590)
	$6,650	$6,082
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net income	$466	$447
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	61	76
Share-based compensation	59	55
Income taxes	61	99
Liability for guest loyalty programs	131	101
Working capital changes	(45)	(68)
Other	65	42
Net cash provided by operating activities	798	752
INVESTING ACTIVITIES
Capital expenditures	(78)	(159)
Dispositions	53	581
Loan advances	(24)	(12)
Loan collections	2	14
Contract acquisition costs	(37)	(72)
Acquisition of a business, net of cash acquired	—	(136)
Redemption of debt security	—	121
Other	12	15
Net cash (used in) provided by investing activities	(72)	352
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(941)	136
Issuance of long-term debt	1,483	—
Repayment of long-term debt	(294)	(4)
Issuance of Class A Common Stock	16	31
Dividends paid	(140)	(124)
Purchase of treasury stock	(249)	(1,107)
Other	(18)	—
Net cash used in financing activities	(143)	(1,068)
INCREASE IN CASH AND EQUIVALENTS	583	36
CASH AND EQUIVALENTS, beginning of period	96	104
CASH AND EQUIVALENTS, end of period	$679	$140
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2016 and December 31, 2015, the results of our operations for the three and six months ended June 30, 2016 and June 30, 2015, and cash flows for the six months ended June 30, 2016 and June 30, 2015. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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
Accounting Standards Update No. 2016-09 - “Stock Compensation” (“ASU No. 2016-09”)
In March 2016, the FASB issued ASU No. 2016-09, which involves several aspects of the accounting for share-based payments. The new guidance will require all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement. Currently, excess tax benefits are recorded in additional paid-in-capital in the balance sheet. In the statement of cash flows, the new guidance requires excess tax benefits to be presented as an operating inflow rather than as a financing inflow. ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. We are still assessing the potential impact that ASU No. 2016-09 will have on our financial statements and disclosures.
2.    ACQUISITIONS AND DISPOSITIONS
Planned Acquisition
On November 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). The Merger Agreement provides for the Company to combine with Starwood in a series of transactions after which Starwood will be an indirect wholly owned subsidiary of the Company (the “Starwood Combination”). On March 20, 2016, we entered into Amendment Number 1 (the “Amendment”) to the Merger Agreement. The Amendment modified the merger consideration payable to shareholders of Starwood. If the combination transactions are completed, shareholders of Starwood will receive 0.80 shares of our Class A Common Stock, par value $0.01 per share, and $21.00 in cash, without interest, for each share of Starwood common stock, par value $0.01 per share, that they own immediately before these transactions. On April 8, 2016, shareholders of both Marriott and Starwood approved the combination transactions, and in the 2016 first half, we cleared the antitrust and competition reviews in a number of jurisdictions, including the United States, Canada, Saudi Arabia, Mexico, and European Union. We expect that the combination will close in the 2016 third quarter, after remaining customary conditions are satisfied, including receipt of an additional antitrust approval.
Dispositions and Planned Dispositions
In the 2016 second quarter, we sold a North American Limited-Service segment plot of land and received $46 million in cash.
At the end of the 2016 second quarter, we held $31 million of assets related to the remaining Miami Beach EDITION residences (the “residences”) classified as “Assets held for sale” and $2 million of liabilities associated with those assets, which we recorded under “Accrued expenses and other” on our Balance Sheet.

3.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Computation of Basic Earnings Per Share
Net income	$247	$240	$466	$447
Weighted average shares outstanding	254.3	272.4	254.3	275.1
Basic earnings per share	$0.97	$0.88	$1.83	$1.63
Computation of Diluted Earnings Per Share
Net income	$247	$240	$466	$447
Weighted average shares outstanding	254.3	272.4	254.3	275.1
Effect of dilutive securities
Employee stock option and appreciation right plans	1.7	2.3	1.9	2.4
Deferred stock incentive plans	0.5	0.6	0.6	0.6
Restricted stock units	1.5	2.0	1.9	2.5
Shares for diluted earnings per share	258.0	277.3	258.7	280.6
Diluted earnings per share	$0.96	$0.87	$1.80	$1.59
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded antidilutive stock options and stock appreciation rights of 0.3 million for the 2016 second quarter and 0.6 million for the 2016 first half and 0.3 million for the 2015 second quarter and 0.2 million for the 2015 first half from our calculation of diluted earnings per share because their exercise prices were greater than the average market prices.
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
We recorded share-based compensation expense for award grants of $31 million for the 2016 second quarter and $30 million for the 2015 second quarter, $59 million for the 2016 first half, and $55 million for the 2015 first half. Deferred compensation costs for unvested awards totaled $213 million at June 30, 2016 and $116 million at December 31, 2015.
RSUs and PSUs
We granted 1.6 million RSUs during the 2016 first half to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We granted 0.2 million PSUs during the 2016 first half to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year vesting period. We also granted 0.6 million PSUs during the 2016 first half to certain senior leaders and members of the Company’s Starwood integration team that, contingent upon the closing of the Starwood Combination and subject to continued employment, vest based upon achievement of pre-established targets related to the Starwood Combination over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2016 first half had a weighted average grant-date fair value of $63.

SARs
We granted 0.4 million SARs to officers, key employees, and non-employee directors during the 2016 first half. These SARs generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2016 first half was $24 and the weighted average exercise price was $67.
We used the following assumptions as part of a binomial lattice-based valuation to determine the fair value of the SARs we granted during the 2016 first half:

Expected volatility	30.4%
Dividend yield	1.3%
Risk-free rate	1.7 - 1.8%
Expected term (in years)	8 - 10
In making these assumptions, we base expected volatility on the historical movement of the Company’s stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future dividend payout. The weighted average expected terms for SARs are an output of our valuation model which utilizes historical data in estimating the period of time that the SARs are expected to remain unexercised. We calculate the expected terms for SARs for separate groups of retirement eligible, non-retirement eligible employees, and non-employee directors. Our valuation model also uses historical data to estimate exercise behaviors, which include determining the likelihood that employees will exercise their SARs before expiration at a certain multiple of stock price to exercise price.
Other Information
As of the end of the 2016 second quarter, we had 23 million remaining shares authorized under the Stock Plan.
5.    INCOME TAXES
Our effective tax rate decreased from 32.4% to 28.3% for the three months ended June 30, 2016, and from 32.4% to 30.5% for the six months ended June 30, 2016, primarily due to a 2016 release of a valuation allowance related to a capital loss, partially offset by a $5 million reserve established due to a recent examination of a tax position taken in a foreign jurisdiction.
For the 2016 second quarter, our unrecognized tax benefits balance of $32 million increased by $8 million from year-end 2015, consisting of $4 million for tax positions taken during the current period and a $4 million reserve due to a recent examination of a tax position taken in a foreign jurisdiction. The unrecognized tax benefits balance included $22 million of tax positions that, if recognized, would impact our effective tax rate.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2013. We participate in the IRS Compliance Assurance Program, which accelerates IRS examination of key transactions with the goal of resolving any issues before the taxpayer files its return. As a result, our 2014 tax year audit is substantially complete. Our 2015 and 2016 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $128 million in the 2016 first half and $90 million in the 2015 first half.

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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at June 30, 2016 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$113	$21
Operating profit	96	36
Other	8	1
Total guarantees where we are the primary obligor	$217	$58
Our liability at June 30, 2016, for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $58 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $11 million of debt service guarantees, $44 million of operating profit guarantees, and $1 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
The table above does not include a “contingent purchase obligation,” which is not currently in effect, that we entered into in the 2014 first quarter to provide credit support to lenders for a construction loan. We entered into that agreement in conjunction with signing a management agreement for The Times Square EDITION hotel in New York City (currently projected to open in 2017), and the hotel’s ownership group obtaining acquisition financing and entering into agreements concerning future construction financing for the mixed use project (which includes both the hotel and adjacent retail space). Under the agreement, we granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property for $315 million during the first two years after opening (the “put option”). Because we would acquire the building upon exercise of the put option, we have not included the amount in the table above. The lenders may extend the period during which the put option is exercisable for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We do not currently expect that the lenders will require us to purchase the hotel component. We have no ownership interest in this hotel.
The preceding table also does not include the following guarantees:

•
$53 million of guarantees for Senior Living Services, consisting of lease obligations of $38 million (expiring in 2019) and lifecare bonds of $15 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $3 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on the remaining $12 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $3 million at June 30, 2016. In conjunction with our consent of the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $49 million at the end of the 2016 second quarter. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise’s management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O’Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise’s management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $4 million and total remaining rent payments through the initial term of approximately $17 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $2 million (€2 million) of which remained at June 30, 2016. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit our system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
A guarantee relating to the timeshare business, which was outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. The guarantee relates to a Marriott Vacations Worldwide Corporation (“MVW”) payment obligation, for which we had an exposure of $4 million (6 million Singapore Dollars) at June 30, 2016. MVW has indemnified us for this obligation, which we expect will expire in 2022. We have not funded any amounts under this obligation, and do not expect to do so in the future. Our liability for this obligation had a carrying value of $1 million at June 30, 2016.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2016 second quarter for this guarantee was $6 million in future rent payments through the end of the lease in 2019.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, as of June 30, 2016, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
A commitment to invest up to $8 million of equity for a non-controlling interest in a partnership that plans to purchase North American full-service and limited-service properties, or purchase or develop hotel-anchored mixed-use real estate projects. We expect to fund $1 million of this commitment. We do not expect to fund the remaining $7 million of this commitment prior to the end of the commitment period in 2019.

•
A commitment to invest up to $22 million of equity for non-controlling interests in a partnership that plans to purchase or develop limited-service properties in Asia. We expect to fund $2 million of this commitment in 2016. We do not expect to fund the remaining $20 million of this commitment prior to the end of the commitment period in 2016.

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

•
A commitment to invest up to $3 million of equity into a joint venture in which we have a non-controlling interest in order to fund renovations of guest rooms. We expect to fully fund this commitment, which expires in 2016.

•	Various loan commitments totaling $52 million, of which we expect to fund $5 million in 2016, $38 million in 2017, and $9 million thereafter.

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business totaling $120 million. We expect to purchase goods and services subject to these commitments as follows: $54 million in 2016, $51 million in 2017, $11 million in 2018, and $4 million thereafter.

•	Several commitments aggregating $40 million, which we do not expect to fund.
Letters of Credit
At June 30, 2016, we had $77 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote No. 7, “Long-Term Debt”), the majority of which were for our self-insurance programs. Surety bonds issued as of June 30, 2016, totaled $160 million, the majority of which state governments requested in connection with our self-insurance programs.
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

7.    LONG-TERM DEBT
We provide detail on our long-term debt balances in the following table as of the end of the 2016 second quarter and year-end 2015:

	At Period End
($ in millions)	June 30, 2016	December 31, 2015
Senior Notes:
Series H Notes, interest rate of 6.2%, face amount of $289, matured June 15, 2016 (effective interest rate of 6.3%)	—	289
Series I Notes, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	596	595
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	347	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	395	395
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	446	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	344	343
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	741	—
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	742	—
Commercial paper	—	938
Credit Facility	—	—
Other	108	113
	4,360	4,107
Less: Current portion of long-term debt	(303)	(300)
	$4,057	$3,807
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $65 million in the 2016 first half and $54 million in the 2015 first half.
In the 2016 second quarter, we issued $1,500 million aggregate principal amount of 2.300 percent Series Q Notes due 2022 (the “Series Q Notes”) and 3.125 percent Series R Notes due 2026 (the “Series R Notes” and together with the Series Q Notes, the “Notes”). We will pay interest on the Series Q Notes on January 15 and July 15 of each year, commencing on January 15, 2017, and will pay interest on the Series R Notes on June 15 and December 15 of each year, commencing on December 15, 2016. We received net proceeds of approximately $1,485 million from the offering of the Notes, after deducting the underwriting discount and estimated expenses. We expect to use these proceeds, together with borrowings under our Credit Facility, as defined below, to finance the cash component of the consideration to Starwood shareholders and certain fees and expenses we incur in connection with the Starwood Combination or, if the Starwood Combination is not consummated, for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases or repayment of outstanding commercial paper or other borrowings.
We issued the Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee. We may redeem some or all of each series of the Notes prior to maturity under the terms provided in the applicable form of
Note.
In the 2016 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4,000 million, up to $2,500 million of which was available to us at the time of the amendment.

Upon the closing of the Starwood Combination, which remains subject to the receipt of an additional antitrust approval and other customary closing conditions, the full $4,000 million of aggregate commitments will be available under the Credit Facility. The availability of the Credit Facility supports our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. In addition, we may use borrowings under the Credit Facility, or commercial paper supported by the Credit Facility, to finance part of the cash component of the consideration to Starwood shareholders and certain fees and expenses we incur in connection with the Starwood Combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at June 30, 2016.
The following table presents future principal payments that are due for our debt as of the end of the 2016 second quarter:

Debt Principal Payments (net of unamortized discounts) ($ in millions)	Amount
2016	$6
2017	302
2018	9
2019	606
2020	358
Thereafter	3,079
Balance at June 30, 2016	$4,360
8.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2016 second quarter and year-end 2015:

	At Period End
($ in millions)	June 30, 2016	December 31, 2015
Senior, mezzanine, and other loans	$234	$221
Less current portion	(7)	(6)
	$227	$215
We do not have any past due notes receivable amounts at the end of the 2016 second quarter. The unamortized discounts for our notes receivable were $29 million at the end of the 2016 second quarter and $31 million at year-end 2015.

The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2016 second quarter:

Notes Receivable Principal Payments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2016	$5
2017	3
2018	62
2019	5
2020	6
Thereafter	153
Balance at June 30, 2016	$234
Weighted average interest rate at June 30, 2016	7.7%
Range of stated interest rates at June 30, 2016	0 - 18%
At the end of the 2016 second quarter, our recorded investment in impaired senior, mezzanine, and other loans was $74 million and we had $57 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. At year-end 2015, our recorded investment in impaired senior, mezzanine, and other loans was $72 million, and we had a $55 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. Our average investment in impaired notes receivable totaled $73 million for the 2016 second quarter, $73 million for the 2016 first half, $69 million for the 2015 second quarter, and $67 million for the 2015 first half.
9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	June 30, 2016		December 31, 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$227	$214	$215	$209
Marketable securities	35	35	37	37
Total noncurrent financial assets	$262	$249	$252	$246

Senior notes	$(3,959)	$(4,117)	$(2,766)	$(2,826)
Commercial paper	—	—	(938)	(938)
Other long-term debt	(94)	(109)	(99)	(108)
Other noncurrent liabilities	(62)	(62)	(63)	(63)
Total noncurrent financial liabilities	$(4,115)	$(4,288)	$(3,866)	$(3,935)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of publicly traded companies, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities was $35 million at the end of the 2016 second quarter.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 7, “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2015, we determined that the carrying value of our commercial paper approximated its fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. We measure our liability for guarantees at fair value on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs. At the end of the 2016 second quarter and year-end 2015, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” of our 2015 Form 10-K for more information on the input levels we use in determining fair value.
10.    OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' (DEFICIT) EQUITY
The following tables detail the accumulated other comprehensive income (loss) activity for the 2016 first half and 2015 first half:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2015	$(192)	$(8)	$4	$(196)
Other comprehensive income (loss) before reclassifications (1)	25	(4)	—	21
Reclassification of losses from accumulated other comprehensive loss	—	2	—	2
Net other comprehensive income (loss)	25	(2)	—	23
Balance at June 30, 2016	$(167)	$(10)	$4	$(173)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2014	$(72)	$(9)	$11	$(70)
Other comprehensive (loss) income before reclassifications (1)	(19)	7	(2)	(14)
Reclassification of losses (gains) from accumulated other comprehensive loss	3	(7)	—	(4)
Net other comprehensive (loss) income	(16)	—	(2)	(18)
Balance at June 30, 2015	$(88)	$9	$9	$(88)

(1)
Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature. These resulted in a loss of $3 million for the 2016 first half and a gain of $36 million for the 2015 first half.

The following table details the changes in common shares outstanding and shareholders’ deficit for the 2016 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
256.3	Balance at year-end 2015	$(3,590)	$5	$2,821	$4,878	$(11,098)	$(196)
—	Net income	466	—	—	466	—	—
—	Other comprehensive income	23	—	—	—	—	23
—	Cash dividends ($0.55 per share)	(140)	—	—	(140)	—	—
1.8	Employee stock plan	4	—	(34)	(19)	57	—
(3.7)	Purchase of treasury stock	(225)	—	—	—	(225)	—
254.4	Balance at June 30, 2016	$(3,462)	$5	$2,787	$5,185	$(11,266)	$(173)

11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments, which included the following brands at the end of the 2016 second quarter:

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

Segment Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
North American Full-Service Segment	$2,360	$2,252	$4,681	$4,427
North American Limited-Service Segment	906	821	1,739	1,559
International	571	549	1,127	1,091
Total segment revenues	3,837	3,622	7,547	7,077
Other unallocated corporate	65	67	127	125
Total consolidated revenues	$3,902	$3,689	$7,674	$7,202
Segment Profits

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
North American Full-Service Segment	$173	$152	$358	$298
North American Limited-Service Segment	191	179	346	330
International	75	57	150	134
Total segment profits	439	388	854	762
Other unallocated corporate	(45)	3	(93)	(36)
Interest expense, net of interest income	(50)	(36)	(91)	(64)
Income taxes	(97)	(115)	(204)	(215)
Net income	$247	$240	$466	$447

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 88 countries and territories under 19 brand names at the end of the 2016 second quarter. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. We report our operations in three segments: North American Full-Service, North American Limited-Service, and International.
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
Pending Combination with Starwood Hotels & Resorts Worldwide, Inc.
On November 15, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to combine with Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”). The Merger Agreement provides for the Company to combine with Starwood in a series of transactions after which Starwood will be an indirect wholly owned subsidiary of the Company (the “Starwood Combination”). On March 20, 2016, we entered into Amendment Number 1 (the “Amendment”) to the Merger Agreement. The Amendment modified the merger consideration payable to shareholders of Starwood. If the combination transactions are completed, shareholders of Starwood will receive 0.80 shares of our Class A Common Stock, par value $0.01 per share, and $21.00 in cash, without interest, for each share of Starwood common stock, par value $0.01 per share, that they own immediately before these transactions. On April 8, 2016, shareholders of both Marriott and Starwood approved the combination transactions, and in the 2016 first half, we cleared the antitrust and competition reviews in a number of jurisdictions, including the United States, Canada, Saudi Arabia, Mexico, and European Union. We expect that the combination will close in the 2016 third quarter, after remaining customary conditions are satisfied, including receipt of an additional antitrust approval.
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
Business Trends
Our 2016 first half results reflected general economic growth and favorable demand for our brands in many markets around the world, although such economic growth was weaker than the Company expected at the beginning of the year. First half results also reflected a year-over-year increase in the number of properties in our system. For the three months ended June 30, 2016, comparable worldwide systemwide RevPAR increased 2.9 percent to $118.97, ADR increased 1.9 percent on a constant dollar basis to $154.25, and occupancy increased 0.8 percentage points to 77.1 percent, compared to the same period a year ago. For the six months ended June 30, 2016, comparable worldwide systemwide RevPAR increased 2.8 percent to $112.45, ADR increased 2.2 percent on a constant dollar basis to $153.53, and occupancy increased 0.5 percentage points to 73.2 percent, compared to the same period a year ago.
In North America, 2016 first half lodging demand reflected strong group business, higher levels of discounted leisure travel, but weaker premium-priced corporate transient demand. Demand was particularly strong in the Los Angeles, San Francisco, Dallas, and Atlanta markets. Revenue growth was constrained in certain markets by new select-service lodging supply, weak demand from the oil and gas industries, the impact of the strong dollar on international travel to U.S. gateway markets, and moderate GDP growth.
In the 2016 first half, bookings for future group business in the U.S. remained strong. Group revenue pace for the remainder of 2016 for systemwide full-service hotels (Marriott, JW Marriott, Renaissance, The Ritz-Carlton, and Gaylord brands) in North America was up five percent as of June 30, 2016, compared to the 2015 first half group revenue pace for the remainder of 2015.
Our Europe region experienced higher demand in the 2016 first half across most countries, primarily due to increased group and transient business, partially constrained by weaker demand in France, Belgium, and Turkey following terrorism events in those countries. Results were particularly strong in Spain and Portugal. In our Asia Pacific region, corporate and other transient business increased in India, Japan, and Thailand. RevPAR growth in Greater China in the 2016 first half was constrained by the impact of supply in certain Southern China markets and lower Mainland China travel to Hong Kong, while demand in Shanghai remained strong. Middle East demand was weaker during the 2016 first half reflecting the region’s instability, oversupply in Dubai, and lower oil prices. In Africa, results were favorable in the 2016 first half, reflecting strong local demand and higher international tourism attracted by the weak South African Rand. In the Caribbean and Latin America, Mexico continued to experience strong demand, but overall performance in the region declined due to concerns relating to the Zika Virus and weak economic conditions.
We monitor market conditions and provide the tools for our hotels to price rooms daily in accordance with individual property demand levels, generally adjusting room rates as demand changes. Our hotels modify the mix of business to improve revenue as demand changes. Demand for higher rated rooms continued in many markets in the 2016 first half, which allowed our hotels to optimize mix in markets with low supply growth and increase ADR. For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements.
System Growth and Pipeline
During the 2016 first half, we added 148 properties (20,724 rooms), while 18 properties (2,330 rooms) exited our system, increasing our total properties to 4,554. Approximately 34 percent of new rooms are located outside North America, and 15 percent of the room additions are conversions from competitor brands.

At the end of the 2016 second quarter, we had more than 285,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and approximately 33,000 hotel rooms approved for development but not yet under signed contracts. This development pipeline information does not include rooms that would join our system through the Starwood Combination.
CONSOLIDATED RESULTS
The following discussion presents our analysis of results of our operations for the 2016 second quarter compared to the 2015 second quarter and the 2016 first half compared to the 2015 first half.
Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	Change 2016 vs. 2015		June 30, 2016	June 30, 2015	Change 2016 vs. 2015
Base management fees	$186	$191	$(5)	(3)%	$358	$356	$2	1%
Franchise fees	235	221	14	6%	442	425	17	4%
Incentive management fees	94	81	13	16%	195	170	25	15%
	515	493	22	4%	995	951	44	5%
Owned, leased, and other revenue	245	243	2	1%	492	500	(8)	(2)%
Cost reimbursements	3,142	2,953	189	6%	6,187	5,751	436	8%
	$3,902	$3,689	$213	6%	$7,674	$7,202	$472	7%
Second Quarter. The $5 million decrease in base management fees reflected lower deferred fees ($9 million), the impact of unfavorable foreign exchange rates ($4 million), and properties that converted from managed to franchised ($2 million), partially offset by stronger sales at existing properties ($5 million) and the impact of unit growth across our system ($5 million).
The $14 million increase in franchise fees reflected the impact of unit growth across our system ($12 million), stronger sales at existing properties ($5 million), and higher fees due to properties that converted from managed to franchised ($3 million), partially offset by lower relicensing fees ($3 million) and the impact of unfavorable foreign exchange rates ($2 million).
The $13 million increase in incentive management fees reflected higher net house profit, unit growth across our segments, and incentive fees earned from a limited-service portfolio ($5 million), partially offset by the impact of unfavorable foreign exchange rates ($2 million).
The $2 million increase in owned, leased, and other revenue reflected $7 million in higher other revenue predominately from branding fees ($5 million), partially offset by $5 million of lower owned and leased revenue. The decrease in owned and leased revenue was due to properties that converted to managed ($13 million), partially offset by improved results at properties following renovations ($9 million).
The $189 million increase in cost reimbursements revenue reflected growth in the Marriott Rewards program, the impact of higher property occupancies, and growth across our system.
First Half. The $2 million increase in base management fees reflected stronger sales at existing properties ($11 million) and the impact of unit growth across our system ($11 million), partially offset by lower deferred fees ($9 million), the impact of unfavorable foreign exchange rates ($9 million), and higher fees due to properties that converted from managed to franchised ($3 million).
The $17 million increase in franchise fees reflected the impact of unit growth across our system ($24 million), stronger sales at existing properties ($8 million), and higher fees due to properties that converted from managed to franchised ($4 million), partially offset by lower relicensing fees ($18 million) and the impact of unfavorable foreign exchange rates ($4 million).

The $25 million increase in incentive management fees reflected higher net house profit, unit growth across our segments, incentive fees earned from a limited-service portfolio ($6 million), and $4 million of higher deferred fees, partially offset by the impact of unfavorable foreign exchange rates ($4 million).
The $8 million decrease in owned, leased, and other revenue reflected $34 million of lower owned and leased revenue, partially offset by $26 million in higher other revenue predominately from branding fees ($22 million). The decrease in owned and leased revenue primarily reflected properties that converted to managed ($42 million), partially offset by improved results at properties following renovations ($13 million).
The $436 million increase in cost reimbursements revenue reflected growth in the Marriott Rewards program, the impact of higher property occupancies, and growth across our system.
Operating Income
Second Quarter. Operating income increased by $20 million to $389 million in the 2016 second quarter from $369 million in the 2015 second quarter. The increase in operating income reflected a $22 million increase in fee revenue, a $12 million increase in owned, leased, and other revenue, net of direct expenses, and a $2 million decrease in depreciation, amortization, and other expense, partially offset by a $16 million increase in general, administrative, and other expenses. We discuss the reasons for the increases in fee revenue (base management fees, franchise fees, and incentive management fees) compared to the 2015 second quarter in the preceding “Revenues” section.
Owned, leased, and other revenue, net of direct expenses increased by $12 million (20 percent) to $72 million in the 2016 second quarter from $60 million in the 2015 second quarter. The increase was largely attributable to $5 million of higher owned and leased revenue, net of direct expenses and $5 million in higher branding fees. The $5 million of higher owned and leased revenue, net of direct expenses reflected $3 million in lower pre-opening expenses and $3 million of net favorable operating results following renovations, partially offset by $2 million from properties that converted to managed.
Depreciation, amortization, and other expense decreased by $2 million (6 percent) to $30 million in the 2016 second quarter from $32 million in the 2015 second quarter. The decrease primarily reflected a $4 million favorable variance to the 2015 impairment charge on corporate equipment.
General, administrative, and other expenses increased by $16 million (11 percent) to $168 million in the 2016 second quarter from $152 million in the 2015 second quarter due to $14 million in Starwood transaction and transition costs and $5 million of higher administrative costs, partially offset by $2 million in lower reserves for guarantee funding.
First Half. Operating income increased by $55 million to $756 million in the 2016 first half from $701 million in the 2015 first half. The increase in operating income reflected a $44 million increase in fee revenue, a $30 million increase in owned, leased, and other revenue, net of direct expenses, and a $15 million decrease in depreciation, amortization, and other expense, partially offset by a $34 million increase in general, administrative, and other expenses. We discuss the reasons for the increases in fee revenue (base management fees, franchise fees, and incentive management fees) compared to the 2015 first half in the preceding “Revenues” section.
Owned, leased, and other revenue, net of direct expenses increased by $30 million (24 percent) to $153 million in the 2016 first half from $123 million in the 2015 first half. The increase was largely attributable to $22 million in higher branding fees, $3 million of higher termination fees, and $2 million of higher owned and leased revenue, net of direct expenses. The $2 million of higher owned and leased revenue, net of direct expenses reflected $6 million of net favorable operating results following renovations and $4 million of lower pre-opening expenses, partially offset by $9 million from a property that converted to managed.
Depreciation, amortization, and other expense decreased by $15 million (20 percent) to $61 million in the 2016 first half from $76 million in the 2015 first half. The decrease primarily reflected a favorable variance to the 2015 impairment charges on the EDITION hotels ($12 million) and corporate equipment ($4 million).

General, administrative, and other expenses increased by $34 million (11 percent) to $331 million in the 2016 first half from $297 million in the 2015 first half. The increase reflected $22 million in Starwood transaction and transition costs, $14 million of higher legal expenses net of litigation resolutions, and $11 million of higher administrative costs, partially offset by $12 million in lower reserves for guarantee funding.
Gains and Other Income, Net
Second Quarter. Gains and other income, net decreased by $20 million (100 percent) to $0 million in the 2016 second quarter compared to $20 million in the 2015 second quarter. The decrease is primarily due to the net gain that we recorded in the prior year, which consisted of a $41 million gain on the redemption of a preferred equity ownership interest, partially offset by $22 million of losses on dispositions of real estate.
First Half. Gains and other income, net decreased by $20 million (100 percent) to $0 million in the
2016 first half compared to $20 million in the 2015 first half due to the changes described in the preceding “Second Quarter” discussion.
Interest Expense
Second Quarter. Interest expense increased by $15 million (36 percent) to $57 million in the 2016 second quarter compared to $42 million in the 2015 second quarter. The increase was due to the amortization of costs for a bridge term loan facility commitment that we obtained in the 2016 first quarter and terminated in the 2016 second quarter ($11 million) and the issuances of Series Q and R Notes in the 2016 second quarter and Series O and P Notes in the 2015 third quarter ($9 million), partially offset by the maturities of Series H Notes in the 2016 second quarter and Series G Notes in the 2015 fourth quarter ($5 million).
First Half. Interest expense increased by $26 million (33 percent) to $104 million in the 2016 first half compared to $78 million in the 2015 first half. The increase was primarily due the issuances of Series Q and R Notes in the 2016 second quarter and Series O and P Notes in the 2015 third quarter ($15 million), the amortization of costs for a bridge term loan facility commitment that we obtained in the 2016 first quarter and terminated in the 2016 second quarter ($13 million), and net lower capitalized interest as a result of the completion of The New York (Madison Square Park) EDITION in the 2015 second quarter ($6 million), partially offset by the maturities of Series H notes in the 2016 second quarter and Series G Notes in the 2015 fourth quarter ($10 million).
Provision for Income Tax
Second Quarter. Provision for income tax decreased by $18 million (16 percent) to $97 million in the 2016 second quarter compared to $115 million in the 2015 second quarter. The decrease was primarily due to lower pre-tax earnings and a 2016 release of a valuation allowance related to a capital loss, partially offset by a $5 million reserve established due to a recent examination of a tax position taken in a foreign jurisdiction.
First Half. Provision for income tax decreased by $11 million (5 percent) to $204 million in the 2016 first half, compared to $215 million in the 2015 first half. The decrease was primarily due to a 2016 release of a valuation allowance related to a capital loss, partially offset by a $5 million reserve established due to a recent examination of a tax position taken in a foreign jurisdiction.
Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), a financial measure not required by, or presented in accordance with, U.S. GAAP, reflects Net Income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. Our non-GAAP measure of Adjusted EBITDA further adjusts EBITDA to exclude (1) pre-tax transaction and transition costs associated with the Starwood Combination, which we recorded in the “General, administrative, and other” caption of our Income Statements in the 2016 second quarter and 2016 first half, (2) the $41 million pre-tax gain on the redemption of a preferred equity ownership interest accounted for as a debt security and the $22 million pre-tax loss on dispositions of real estate, which we recorded in the “Gains and other income, net” caption of our Income Statements in the 2015 second quarter, (3) pre-tax impairment charges of $12 million in the 2015 first quarter, which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements, and (4) share-based compensation expense for all periods presented.
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
We present our 2016 and 2015 second quarter and first half Net Income, as presented in accordance with GAAP, and Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures in the following table:

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income	$247	$240	$466	$447
Interest expense	57	42	104	78
Tax Provision	97	115	204	215
Depreciation and amortization	30	32	61	64
Depreciation classified in Reimbursed costs	14	14	28	28
Interest expense from unconsolidated joint ventures	1	—	2	1
Depreciation and amortization from unconsolidated joint ventures	3	2	6	5
EBITDA	449	445	$871	$838
Starwood transaction and transition costs	14	—	22	—
Gain on redemption of debt security	—	(41)	—	(41)
Loss on dispositions of real estate	—	22	—	22
EDITION impairment charges	—	—	—	12
Share-based compensation (including share-based compensation reimbursed by third-party owners)	31	31	59	55
Adjusted EBITDA	$494	$457	$952	$886

BUSINESS SEGMENTS
We are a diversified global lodging company with operations in three reportable business segments: North American Full-Service, North American Limited-Service, and International. See Footnote No. 11, “Business Segments,” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
We added 285 properties (41,752 rooms), and 50 properties (6,301 rooms) exited our system since the end of the 2015 second quarter.
See the “CONSOLIDATED RESULTS” caption earlier in this report for further information.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	Change 2016 vs. 2015		June 30, 2016	June 30, 2015	Change 2016 vs. 2015
Total segment revenues	$3,837	$3,622	$215	6%	$7,547	$7,077	$470	7%
Total segment profits	$439	$388	$51	13%	$854	$762	$92	12%
Second Quarter. The quarter-over-quarter increase in segment revenues of $215 million was a result of $194 million of higher cost reimbursements revenue, $13 million of higher franchise fees, and $13 million of higher incentive management fees, partially offset by $5 million of lower base management fees. The quarter-over-quarter increase in segment profits of $51 million reflected $20 million of prior year losses recorded in gains and other income, net, $13 million of higher franchise fees, $13 million of higher incentive management fees, an $11 million increase in owned, leased, and other revenue, net of direct expenses, and a $3 million increase in equity in earnings, partially offset by $5 million of lower base management fees, $2 million of higher general, administrative, and other expenses, and $2 million of higher depreciation, amortization, and other expense. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2016 second quarter, 64 percent of our managed properties paid incentive management fees to us versus 59 percent in the 2015 second quarter. In North America, 62 percent of managed properties paid incentive fees in the 2016 second quarter compared to 55 percent in the 2015 second quarter. Outside North America, 66 percent of managed properties paid incentive fees in both the 2016 second quarter and the 2015 second quarter. The percentage of North American properties that paid incentive management fees to us increased compared to the 2015 second quarter due to a large North American Limited-Service portfolio of properties that paid incentive management fees in the 2016 second quarter but did not do so in the 2015 second quarter. In addition, in the 2016 second quarter, 42 percent of our incentive management fees came from properties outside of North America versus 45 percent in the 2015 second quarter.
Compared to the 2015 second quarter, worldwide comparable company-operated house profit margins in the 2016 second quarter increased by 60 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 4.8 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and lower utility costs. These same factors contributed to North American company-operated house profit margins increasing by 100 basis points compared to the 2015 second quarter. HP-PAR at those same properties increased by 6.5 percent. International company-operated house profit margins decreased by 10 basis points due to declines in our Middle East region. HP-PAR at International company-operated properties increased by 1.3 percent primarily reflecting increased demand and higher RevPAR in most locations, improved productivity, and solid cost controls.
First Half. The year-over-year increase in segment revenues of $470 million was a result of $443 million of higher cost reimbursements revenue, $25 million of higher incentive management fees, $16 million of higher franchise fees, and $2 million of higher base management fees, partially offset by $16 million of lower owned, leased, and other revenue. The year-over-year increase in segment profits of $92 million across our business reflected $25 million of higher incentive management fees, a $22 million increase in owned, leased, and other revenue, net of direct expenses, $20 million of prior year losses recorded in gains and other income, net, $16 million of higher franchise fees, a $6 million decrease in general, administrative, and other expenses, a $2 million increase in base management fees, and a $1 million increase in equity in earnings. For more information on the variances see the preceding sections beginning with “Revenues.”
In the 2016 first half, 68 percent of our managed properties paid incentive management fees to us versus 63 percent in the 2015 first half. In North America, 66 percent of managed properties paid incentive fees in the 2016 first half compared to 58 percent in the 2015 first half. Outside North America, 70 percent of managed properties paid incentive fees in the 2016 first half versus 71 percent in the 2015 first half. The percentage of North American properties that paid incentive management fees to us increased compared to the 2015 first half due to a large North American Limited-Service portfolio of properties that paid incentive management fees in the 2016 first half but did not do so in the 2015 first half. In addition, in the 2016 first half, 44 percent of our incentive management fees came from properties outside of North America versus 47 percent in the 2015 first half.
Compared to the 2015 first half, worldwide comparable company-operated house profit margins in the 2016 first half increased by 70 basis points and HP-PAR increased by 4.8 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and solid cost controls. These same factors contributed to North American company-operated house profit margins increasing by 90 basis points compared to the 2015 first half. HP-PAR at those same properties increased by 5.9 percent. International company-operated house profit margins increased by 10 basis points, and HP-PAR at those properties increased by 2.6 percent reflecting increased demand, higher RevPAR in most locations, and improved productivity.
See “Segment and Brand Statistics” below for detailed information on systemwide RevPAR and company-operated RevPAR by segment, region, and brand.

Property and Room Summaries
We operated, franchised, and licensed the following properties by segment and brand at June 30, 2016:

	Company-Operated		Franchised / Licensed		Other (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service
Marriott Hotels	123	66,332	207	64,560	—	—	330	130,892
JW Marriott	15	9,695	10	4,469	—	—	25	14,164
Marriott Conference Centers	10	2,879	—	—	—	—	10	2,879
Renaissance Hotels	28	12,239	56	15,799	—	—	84	28,038
Autograph Collection Hotels	3	1,065	57	12,649	—	—	60	13,714
Delta Hotels and Resorts	25	6,764	12	3,020	—	—	37	9,784
Gaylord Hotels	5	8,098	—	—	—	—	5	8,098
The Ritz-Carlton	39	11,410	1	429	—	—	40	11,839
The Ritz-Carlton Residences (1)	32	4,001	1	55	—	—	33	4,056
EDITION	2	567	—	—	—	—	2	567
EDITION Residences (1)	1	25	—	—	—	—	1	25
Total North American Full-Service	283	123,075	344	100,981	—	—	627	224,056

North American Limited-Service
Courtyard	275	43,637	661	88,010	—	—	936	131,647
Residence Inn	113	16,982	590	69,106	—	—	703	86,088
Fairfield Inn & Suites	5	1,324	788	71,532	—	—	793	72,856
SpringHill Suites	31	4,973	318	36,524	—	—	349	41,497
TownePlace Suites	15	1,740	273	27,214	—	—	288	28,954
AC Hotels by Marriott	—	—	—	—	8	1,352	8	1,352
Moxy Hotels	—	—	2	294	—	—	2	294
Total North American Limited-Service	439	68,656	2,632	292,680	8	1,352	3,079	362,688

Total North American	722	191,731	2,976	393,661	8	1,352	3,706	586,744

International
Marriott Hotels	153	43,265	42	12,510	—	—	195	55,775
JW Marriott	47	18,554	5	1,355	—	—	52	19,909
Marriott Executive Apartments	27	4,131	—	—	—	—	27	4,131
Renaissance Hotels	53	16,956	25	6,957	—	—	78	23,913
Autograph Collection Hotels	3	584	34	9,291	5	348	42	10,223
Protea Hotels	46	5,701	51	3,583	—	—	97	9,284
The Ritz-Carlton	52	14,686	—	—	—	—	52	14,686
The Ritz-Carlton Residences (1)	8	416	—	—	—	—	8	416
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—	4	579
Bulgari Hotels & Resorts	2	117	1	85	—	—	3	202
Bulgari Residences (1)	1	5	—	—	—	—	1	5
EDITION	1	173	1	78	—	—	2	251
Courtyard	76	16,068	51	9,685	—	—	127	25,753
Residence Inn	5	517	2	200	—	—	7	717
Fairfield Inn & Suites	6	848	2	386	—	—	8	1,234
AC Hotels by Marriott	—	—	—	—	83	10,277	83	10,277
Moxy Hotels	—	—	2	414	—	—	2	414
Total International	484	122,600	216	44,544	88	10,625	788	177,769

Timeshare (3)	—	—	60	12,889	—	—	60	12,889

Total	1,206	314,331	3,252	451,094	96	11,977	4,554	777,402

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings” caption of our Income Statements.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended June 17, 2016 and include products that are in active sales as well as those that are sold out.

Segment and Brand Statistics
The following tables present occupancy, ADR, and RevPAR for comparable properties, for the brands in our North American Full-Service and North American Limited-Service segments (excluding Delta Hotels and Resorts and Moxy Hotels), and for our International properties by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Three Months Ended June 30, 2016	Change vs. Three Months Ended June 30, 2015		Three Months Ended June 30, 2016	Change vs. Three Months Ended June 30, 2015
North American Full-Service
Marriott Hotels
Occupancy	80.8%	1.5%	pts.	77.7%	1.3%	pts.
Average Daily Rate	$204.79	1.2%		$181.68	1.6%
RevPAR	$165.48	3.2%		$141.10	3.4%
Renaissance Hotels
Occupancy	82.1%	3.0%	pts.	79.7%	2.0%	pts.
Average Daily Rate	$194.98	3.7%		$173.84	3.5%
RevPAR	$160.06	7.6%		$138.49	6.1%
Autograph Collection Hotels
Occupancy	nm	nm		78.5%	0.6%	pts.
Average Daily Rate	nm	nm		$233.04	1.6%
RevPAR	nm	nm		$182.88	2.4%
The Ritz-Carlton
Occupancy	74.5%	1.0%	pts.	74.5%	1.0%	pts.
Average Daily Rate	$345.03	0.2%		$345.03	0.2%
RevPAR	$257.21	1.5%		$257.21	1.5%
Composite North American Full-Service
Occupancy	80.1%	1.8%	pts.	77.9%	1.4%	pts.
Average Daily Rate	$215.97	1.4%		$192.26	1.8%
RevPAR	$172.97	3.8%		$149.68	3.7%
North American Limited-Service
Courtyard
Occupancy	78.6%	1.4%	pts.	78.1%	0.7%	pts.
Average Daily Rate	$144.88	1.5%		$142.56	2.3%
RevPAR	$113.81	3.4%		$111.32	3.2%
Residence Inn
Occupancy	82.5%	0.7%	pts.	83.1%	0.3%	pts.
Average Daily Rate	$152.21	2.1%		$145.15	2.3%
RevPAR	$125.64	3.0%		$120.63	2.6%
Fairfield Inn & Suites
Occupancy	nm	nm		74.7%	(0.4)%	pts.
Average Daily Rate	nm	nm		$113.62	2.0%
RevPAR	nm	nm		$84.92	1.4%
TownePlace Suites
Occupancy	81.0%	0.2%	pts.	79.7%	1.1%	pts.
Average Daily Rate	$106.92	4.0%		$106.68	2.9%
RevPAR	$86.56	4.3%		$85.04	4.4%
SpringHill Suites
Occupancy	82.2%	1.3%	pts.	79.5%	1.0%	pts.
Average Daily Rate	$131.25	1.5%		$124.40	2.3%
RevPAR	$107.94	3.2%		$98.90	3.6%
Composite North American Limited-Service
Occupancy	79.9%	1.2%	pts.	78.9%	0.4%	pts.
Average Daily Rate	$144.35	1.7%		$133.15	2.3%
RevPAR	$115.38	3.3%		$105.09	2.8%
Composite North American - All
Occupancy	80.0%	1.6%	pts.	78.6%	0.8%	pts.
Average Daily Rate	$185.01	1.6%		$153.17	2.2%
RevPAR	$148.04	3.6%		$120.33	3.2%
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Three Months Ended June 30, 2016	Change vs. Three Months Ended June 30, 2015		Three Months Ended June 30, 2016	Change vs. Three Months Ended June 30, 2015
International
Caribbean and Latin America
Occupancy	70.2%	(1.7)%	pts.	69.2%	(0.7)%	pts.
Average Daily Rate	$218.68	(0.1)%		$209.44	0.2%
RevPAR	$153.47	(2.6)%		$144.97	(0.7)%
Europe
Occupancy	76.7%	(0.3)%	pts.	74.1%	0.3%	pts.
Average Daily Rate	$158.42	2.9%		$154.18	2.9%
RevPAR	$121.50	2.5%		$114.17	3.4%
Middle East and Africa
Occupancy	61.0%	(2.1)%	pts.	60.5%	(2.1)%	pts.
Average Daily Rate	$142.68	(3.8)%		$135.01	(2.6)%
RevPAR	$87.07	(7.1)%		$81.66	(5.9)%
Asia Pacific
Occupancy	74.8%	4.2%	pts.	75.5%	3.7%	pts.
Average Daily Rate	$142.97	(0.7)%		$149.94	0.5%
RevPAR	$106.95	5.2%		$113.21	5.7%
Total International (1)
Occupancy	72.3%	0.8%	pts.	71.4%	0.7%	pts.
Average Daily Rate	$156.25	(0.1)%		$159.03	0.9%
RevPAR	$112.91	1.1%		$113.53	1.9%
Total Worldwide (2)
Occupancy	77.1%	1.3%	pts.	77.1%	0.8%	pts.
Average Daily Rate	$174.92	1.1%		$154.25	1.9%
RevPAR	$134.89	2.8%		$118.97	2.9%

(1)
Includes properties located outside of the United States and Canada for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, AC Hotels by Marriott, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels brands.

(2)
Includes properties worldwide for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Gaylord Hotels, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, AC Hotels by Marriott, Protea Hotels, and Moxy Hotels brands.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
	Six Months Ended June 30, 2016	Change vs. Six Months Ended June 30, 2015		Six Months Ended June 30, 2016	Change vs. Six Months Ended June 30, 2015
North-American Full-Service
Marriott Hotels
Occupancy	76.9%	1.1%	pts.	73.7%	0.7%	pts.
Average Daily Rate	$201.82	1.8%		$181.09	2.1%
RevPAR	$155.15	3.3%		$133.46	3.1%
Renaissance Hotels
Occupancy	78.6%	1.1%	pts.	75.9%	0.6%	pts.
Average Daily Rate	$191.71	3.4%		$171.82	3.0%
RevPAR	$150.75	4.8%		$130.42	3.9%
Autograph Collection Hotels
Occupancy	nm	nm	pts.	76.3%	1.0%	pts.
Average Daily Rate	nm	nm		$230.42	1.2%
RevPAR	nm	nm		$175.75	2.6%
The Ritz-Carlton
Occupancy	73.4%	1.4%	pts.	73.4%	1.4%	pts.
Average Daily Rate	$365.46	2.0%		$365.46	2.0%
RevPAR	$268.08	3.9%		$268.08	3.9%
Composite North American Full-Service
Occupancy	76.6%	1.2%	pts.	74.2%	0.8%	pts.
Average Daily Rate	$215.86	2.0%		$192.79	2.2%
RevPAR	$165.25	3.7%		$143.02	3.3%
North American Limited-Service
Courtyard
Occupancy	74.0%	1.0%	pts.	73.5%	0.4%	pts.
Average Daily Rate	$143.00	1.9%		$139.96	2.3%
RevPAR	$105.85	3.3%		$102.92	2.9%
Residence Inn
Occupancy	78.8%	0.3%	pts.	78.9%	(0.1)%	pts.
Average Daily Rate	$149.87	2.6%		$142.26	2.6%
RevPAR	$118.06	3.0%		$112.26	2.4%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	69.6%	(0.7)%	pts.
Average Daily Rate	nm	nm		$110.38	2.0%
RevPAR	nm	nm		$76.83	1.0%
TownePlace Suites
Occupancy	73.7%	0.1%	pts.	75.1%	0.6%	pts.
Average Daily Rate	$105.09	3.2%		$105.30	2.4%
RevPAR	$77.41	3.4%		$79.06	3.3%
SpringHill Suites
Occupancy	77.7%	1.8%	pts.	75.0%	0.2%	pts.
Average Daily Rate	$129.48	1.3%		$121.78	2.1%
RevPAR	$100.56	3.8%		$91.36	2.4%
Composite North American Limited-Service
Occupancy	75.6%	0.9%	pts.	74.4%	0.1%	pts.
Average Daily Rate	$142.52	2.1%		$130.51	2.3%
RevPAR	$107.71	3.3%		$97.04	2.4%
Composite North American - All
Occupancy	76.1%	1.1%	pts.	74.3%	0.3%	pts.
Average Daily Rate	$184.35	2.1%		$151.76	2.4%
RevPAR	$140.34	3.5%		$112.75	2.8%
nm means not meaningful as the brand is predominantly franchised.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
	Six Months Ended June 30, 2016	Change vs. Six Months Ended June 30, 2015		Six Months Ended June 30, 2016	Change vs. Six Months Ended June 30, 2015
International
Caribbean and Latin America
Occupancy	72.6%	(1.0)%	pts.	68.7%	(0.1)%	pts.
Average Daily Rate	$252.69	3.2%		$227.30	1.9%
RevPAR	$183.34	1.8%		$156.18	1.8%
Europe
Occupancy	70.4%	(0.5)%	pts.	67.6%	0.1%	pts.
Average Daily Rate	$150.76	3.1%		$146.72	2.9%
RevPAR	$106.12	2.4%		$99.18	3.1%
Middle East and Africa
Occupancy	65.4%	(0.7)%	pts.	64.3%	(0.7)%	pts.
Average Daily Rate	$151.71	(3.9)%		$142.97	(2.7)%
RevPAR	$99.27	(4.9)%		$92.00	(3.8)%
Asia Pacific
Occupancy	72.9%	4.2%	pts.	73.7%	3.9%	pts.
Average Daily Rate	$147.16	(0.2)%		$152.52	0.9%
RevPAR	$107.31	6.0%		$112.33	6.5%
Total International (1)
Occupancy	70.6%	1.1%	pts.	69.0%	1.0%	pts.
Average Daily Rate	$160.71	0.5%		$161.20	1.2%
RevPAR	$113.41	2.2%		$111.22	2.7%
Total Worldwide (2)
Occupancy	74.0%	1.1%	pts.	73.2%	0.5%	pts.
Average Daily Rate	$175.91	1.6%		$153.53	2.2%
RevPAR	$130.26	3.1%		$112.45	2.8%

(1)
Includes properties located outside of the United States and Canada for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, AC Hotels by Marriott, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels brands.

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

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	Change 2016 vs. 2015		June 30, 2016	June 30, 2015	Change 2016 vs. 2015
Segment revenues	$2,360	$2,252	$108	5%	$4,681	$4,427	$254	6%
Segment profits	$173	$152	$21	14%	$358	$298	$60	20%
Since the end of the 2015 second quarter, across our North American Full-Service segment we added 21 properties (4,511 rooms) and five properties (782 rooms) left our system.
Second Quarter. For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, RevPAR for comparable systemwide North American Full-Service properties increased by 3.7 percent to $149.68, occupancy for these properties increased by 1.4 percentage points to 77.9 percent, and ADR increased by 1.8 percent to $192.26.
The $21 million increase in segment profits, compared to the 2015 second quarter, was driven by $9 million of higher owned, leased, and other revenue, net of direct expenses, $6 million of higher franchise fees, $3 million of higher incentive management fees, $2 million of lower general, administrative, and other expenses, $1 million of higher base management fees, and $1 million of higher gains and other income, net, partially offset by $1 million of lower equity in earnings.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Higher incentive management fees were primarily driven by higher net house profits at managed hotels.
Higher owned, leased, and other revenue, net of direct expenses primarily reflected $4 million of lower pre-opening costs and $3 million of higher branding fees.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $2,108 million in the 2016 second quarter, compared to $2,017 million in the 2015 second quarter.
First Half. For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, RevPAR for comparable systemwide North American Full-Service properties increased by 3.3 percent to $143.02, occupancy for these properties increased by 0.8 percentage points to 74.2 percent, and ADR increased by 2.2 percent to $192.79.
The $60 million increase in segment profits, compared to the 2015 first half, was driven by $26 million of higher owned, leased, and other revenue, net of direct expenses, $13 million of higher franchise fees, $10 million of higher incentive management fees, $8 million of lower general, administrative, and other expenses, and $6 million of higher base management fees, partially offset by $2 million of lower equity in earnings, and $1 million of lower gains and other income, net.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Higher owned, leased, and other revenue, net of direct expenses primarily reflected $15 million of higher branding fees, $5 million of lower pre-opening costs, and $3 million of improved operating results.
Lower general, administrative, and other expenses were primarily due to lower reserves for guarantee funding.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $4,158 million in the 2016 first half, compared to $3,946 million in the 2015 first half.

North American Limited-Service includes AC Hotels by Marriott, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, and Moxy Hotels located in the United States and Canada.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	Change 2016 vs. 2015		June 30, 2016	June 30, 2015	Change 2016 vs. 2015
Segment revenues	$906	$821	$85	10%	$1,739	$1,559	$180	12%
Segment profits	$191	$179	$12	7%	$346	$330	$16	5%
Since the end of the 2015 second quarter, across our North American Limited-Service segment we added 192 properties (21,649 rooms) and 24 properties (2,560 rooms) left our system. The majority of the properties that left our system were from the Residence Inn and Fairfield Inn & Suites brands.
Second Quarter. For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, RevPAR for comparable systemwide North American Limited-Service properties increased by 2.8 percent to $105.09, occupancy for these properties increased by 0.4 percentage points to 78.9 percent, and ADR increased by 2.3 percent to $133.15.
The $12 million increase in segment profits, compared to the 2015 second quarter, reflected $8 million of higher incentive management fees, $7 million of higher franchise fees, $2 million of higher gains and other income, net, and $1 million of higher equity in earnings, partially offset by $5 million of lower base management fees, and $1 million of higher general, administrative, and other expenses.
Base management fees were lower due to a $9 million decrease in deferred fee recognition, partially offset by $3 million of stronger RevPAR driven by rate and unit growth. Higher franchise fees were primarily due to $11 million of stronger RevPAR driven by rate and unit growth, partially offset by $3 million of lower relicensing fees. Increased incentive management fees were primarily driven by higher net house profits at a portfolio of managed hotels.
Higher gains and other income, net was primarily due to a $4 million disposal loss for a North American Limited-Service segment plot of land that we recorded in the 2015 second quarter.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $671 million in the 2016 second quarter, compared to $595 million in the 2015 second quarter.
First Half. For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, RevPAR for comparable systemwide North American Limited-Service properties increased by 2.4 percent to $97.04, occupancy for these properties increased by 0.1 percentage points to 74.4 percent, and ADR increased by 2.3 percent to $130.51.
The $16 million increase in segment profits, compared to the 2015 first half, reflected $10 million of higher incentive management fees, $4 million of lower general, administrative, and other expenses, $3 million of higher gains and other income, net, $1 million of lower depreciation, amortization, and other expense, $1 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $3 million of lower base management fees, and unchanged franchise fees.
Base management fees were lower due to a $9 million decrease in deferred fee recognition, partially offset by $5 million of stronger RevPAR driven by rate and unit growth. Franchise fees were unchanged, primarily reflecting $20 million of stronger RevPAR driven by rate and unit growth, partially offset by $19 million of lower relicensing fees. Increased incentive management fees were primarily driven by incentive fees earned from a limited-service portfolio.
Lower general, administrative, and other expenses were primarily due to reversals of guarantee accruals.
Higher gains and other income, net was primarily due to a $4 million disposal loss for a North American Limited-Service segment plot of land that we recorded in the 2015 second quarter.

Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,310 million in the 2016 first half, compared to $1,138 million in the 2015 first half.
International includes properties, regardless of brand, that are located outside the United States and Canada.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2016	June 30, 2015	Change 2016 vs. 2015		June 30, 2016	June 30, 2015	Change 2016 vs. 2015
Segment revenues	$571	$549	$22	4%	$1,127	$1,091	$36	3%
Segment profits	$75	$57	$18	32%	$150	$134	$16	12%
Since the end of the 2016 second quarter, across our International regions we added 72 properties (15,592 rooms), and 21 properties (2,959 rooms) left our system. The majority of the properties that left our system were from the Protea Hotels brand.
Second Quarter. For the three months ended June 30, 2016, compared to the three months ended June 30, 2015, RevPAR for comparable systemwide International properties increased by 1.9 percent to $113.53, occupancy for these properties increased by 0.7 percentage points to 71.4 percent, and ADR increased by 0.9 percent to $159.03. See “Business and Overview” for a discussion of results in the various International regions.
The $18 million increase in segment profits, compared to the 2015 second quarter, consisted of $17 million of higher gains and other income, net, $3 million of higher equity in earnings, $2 million of higher incentive management fees, and $2 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $3 million of higher general, administrative, and other expenses, $2 million of higher depreciation, amortization, and other expense, and $1 million of lower base management and franchise fees.
Lower base management and franchise fees were due to the impact of $5 million in unfavorable foreign exchange rates, partially offset by $4 million of stronger RevPAR, driven by both occupancy and rate, and unit growth.
Higher gains and other income, net was primarily due to an $18 million prior year disposal loss for an International property that we recorded in the 2015 second quarter.
Cost reimbursements revenue and expenses for our International properties totaled $351 million in the 2016 second quarter, compared to $324 million in the 2015 second quarter.
First Half. For the six months ended June 30, 2016, compared to the six months ended June 30, 2015, RevPAR for comparable systemwide International properties increased by 2.7 percent to $111.22, occupancy for these properties increased by 1.0 percentage points to 69.0 percent, and ADR increased by 1.2 percent to $161.20. See "Business and Overview" for a discussion of results in the various International regions.
The $16 million increase in segment profits, compared to the 2015 first half, consisted of $18 million of higher gains and other income, net, $5 million of higher incentive management fees, $3 million of higher equity in earnings, and $2 million of higher base management and franchise fees, partially offset by $6 million of higher general, administrative, and other expenses, $5 million of lower owned, leased, and other revenue, net of direct expenses, and $1 million of higher depreciation, amortization, and other expense.
Higher base management and franchise fees were due to $12 million of stronger RevPAR, driven by both occupancy and rate, and unit growth, partially offset by the impact of $10 million in unfavorable foreign exchange rates. The increase in incentive management fees was due to a $3 million increase in deferred fee recognition and $3 million from new managed properties, partially offset by the impact of $4 million in unfavorable foreign exchange rates.
Lower owned, leased, and other revenue, net of direct expenses largely reflected $9 million from a property that converted from owned to managed, partially offset by $4 million net stronger performance at several properties following renovations.

Higher general, administrative, and other expenses were primarily due to an increase in costs to grow our brands globally.
Higher gains and other income, net was primarily due to an $18 million prior year disposal loss for an International property that we recorded in the 2015 second quarter.
Cost reimbursements revenue and expenses for our International properties totaled $693 million in the 2016 first half, compared to $634 million in the 2015 first half.
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
During the 2016 first half, we granted 1.6 million RSUs, 0.8 million PSUs, and 0.4 million SARs. See Footnote No. 4, “Share-Based Compensation,” for more information.
NEW ACCOUNTING STANDARDS
See Footnote No. 1, “Basis of Presentation,” to our Financial Statements for information on our anticipated adoption of recently issued accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
In the 2016 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4,000 million, up to $2,500 million of which was available to us at the time of the amendment. Upon the closing of the Starwood Combination, which remains subject to the receipt of an additional antitrust approval and other customary closing conditions, the full $4,000 million of aggregate commitments will be available under the Credit Facility. The availability of the Credit Facility supports our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. In addition, we may use borrowings under the Credit Facility, or commercial paper supported by the Credit Facility, to finance part of the cash component of the consideration to Starwood shareholders and certain fees and expenses we incur in connection with the Starwood Combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. The term of the facility expires on June 10, 2021.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, giving pro forma effect for certain material acquisitions, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants to restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
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
At June 30, 2016, our available borrowing capacity amounted to $3,179 million and reflected borrowing capacity of $2,500 million under our Credit Facility and our cash balance of $679 million (there being no outstanding commercial paper or letters of credit under our Credit Facility).
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
Cash and cash equivalents totaled $679 million at June 30, 2016, an increase of $583 million from year-end 2015, reflecting cash inflows associated with the following: operating activities ($798 million), issuance of long-term debt net of repayments ($1,189 million), disposition of a North American Limited-Service segment plot of land ($46 million), common stock issuances ($16 million), and net other investing cash inflows ($12 million). The following cash outflows partially offset these cash inflows: pay down of commercial paper borrowings ($941 million), purchase of treasury stock ($249 million), dividend payments ($140 million), capital expenditures ($78 million), contract acquisition costs ($37 million), loan advances, net of collections ($22 million), and net other financing cash outflows ($18 million).
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2016 second quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $78 million in the 2016 first half and $159 million in the 2015 first half that included expenditures for the development and construction of new hotels, as well as improvements to existing properties and systems initiatives. The decrease in capital expenditures in the 2015 first half is primarily due to lower spending for our EDITION hotels compared to the year-ago period. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2016 first half. We expect investment spending for the 2016 full year will total approximately $450 million to $550 million, including approximately $100 million for maintenance capital spending. Investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments. Our anticipated investment spending does not include additional investments we may make in connection with the Starwood Combination. We expect cash outflows for transaction costs related to the closing of the Starwood Combination will total $130 million to $150 million.
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

Fluctuations in the values of hotel real estate generally have little impact on our overall operating results because: (1) we own less than one percent of hotels that we operate or franchise; (2) management and franchise fees are generally based upon hotel revenues and profits rather than current hotel property values; and (3) our management agreements generally do not terminate upon hotel sale or foreclosure.
Contractual Obligations
As of the end of the 2016 second quarter, there have been no significant changes to our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Form 10-K, other than those resulting from changes in the amount of outstanding debt discussed below.
At the end of the 2016 second quarter, debt increased by $253 million to $4,360 million, compared to $4,107 million at year-end 2015, primarily reflecting an increase of $1,483 million ($1,500 million face amount) from the issuances of Series Q and R Notes discussed in Footnote No. 7, “Long-Term Debt,” partially offset by a $938 million decrease in commercial paper borrowings and a $289 million decrease from the maturity of Series H Notes. At the end of the 2016 second quarter, future debt payments plus interest totaled $5,180 million and are due as follows: $69 million in 2016; $440 million in 2017; $135 million in 2018; $722 million in 2019; $464 million in 2020; and $3,350 million thereafter.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2016 second quarter, our long-term debt had a weighted average interest rate of 3.0 percent and a weighted average maturity of approximately 6 years. We expect these amounts may change over the short term as a result of indebtedness that we expect to incur in connection with the Starwood Combination as discussed above.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Form 10-K, other than those described below.
At the end of the 2016 first half, guarantees where we are the primary obligor decreased by $11 million to $217 million, compared to $228 million at year-end 2015, reflecting an $11 million decrease in operating profit and other guarantees. At the end of the 2016 first half, guarantees for which we are secondarily liable decreased by $13 million to $79 million, compared to $92 million at year-end 2015. At the end of the 2016 first half, future guarantee commitments expire as follows: $14 million in 2016; $43 million in 2017; $35 million in 2018; $66 million in 2019; $35 million in 2020; and $103 million thereafter.
See the “Guarantees” caption in Footnote No. 6, “Commitments and Contingencies” for additional information on our guarantees.
Share Repurchases
As of June 30, 2016, approximately 35.7 million shares remained available for repurchase under authorizations from our Board of Directors. In light of the additional debt incurred to fund the cash component of the consideration to Starwood shareholders in connection with the Starwood Combination, we expect to be more selective in our share repurchase activity until we reduce debt to our leverage targets.
Dividends
Our Board of Directors declared the following quarterly cash dividends in the 2016 first half: (1) $0.25 per share declared on February 11, 2016 and paid March 31, 2016 to shareholders of record on February 25, 2016; and (2) $0.30 per share declared on May 6, 2016 and paid June 30, 2016 to shareholders of record on May 20, 2016.

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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2016 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Relating to the Starwood Combination
We are subject to various uncertainties and contractual restrictions, including the risk of litigation, while the Starwood Combination remains pending that could cause disruption and may make it more difficult to maintain relationships with employees, hotel owners, hotel franchisees, suppliers or customers. Uncertainty about the effect of the Starwood Combination on employees, hotel owners, hotel franchisees, suppliers, and customers may have an adverse effect on our business. Although we have taken steps designed to reduce any adverse effects, these uncertainties could impair our ability to attract, retain, and motivate key personnel until the Starwood Combination is completed and for a period of time after that, and could cause customers, suppliers, and others that deal with us to seek to change our existing business relationships.
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
Our ability to complete the Starwood Combination is subject to certain closing conditions and the receipt of consents and approval from a government entity which may impose conditions that could adversely affect us or cause the Starwood Combination to be abandoned. The Merger Agreement contains certain closing conditions, including, among others, the absence of any judgment, order, law, or other legal restraint by a court or other governmental entity of competent jurisdiction that prevents the consummation of the Starwood Combination. We cannot assure you that the remaining closing conditions under the Merger Agreement will be satisfied, or that any required conditions will not materially adversely affect the combined company after the Starwood Combination closes, or will not result in the abandonment or delay of the Starwood Combination.
In addition, before the Starwood Combination may be completed, approval and declaration of non-objection must be obtained from the Ministry of Commerce of the People’s Republic of China. This regulatory and governmental entity could impose conditions on the granting of such approvals. Such conditions and the process of obtaining regulatory approval could have the effect of delaying closing of the Starwood Combination or of imposing additional costs or limitations on the combined company following the closing. The regulatory approval may not be received at all, may not be received in a timely fashion, or may contain conditions. In addition, Starwood’s and Marriott’s respective obligations to complete the Starwood Combination are conditioned on the receipt of the regulatory approval or waiver by the other party of such condition.
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
The integration process could also take longer than we anticipate and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the benefits we anticipate. The combined company’s resulting portfolio of approximately 30 brands could be challenging for us to maintain and grow, and the harmonization of our different reservations and other systems and business practices could be more difficult, disruptive, and time consuming than we anticipate. The combined company’s results of operations could also be adversely affected by any issues attributable to either company’s operations that arise or are based on events or actions that occur before the Starwood Combination closes. The combined company may also have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and we cannot assure you that the benefits we anticipate will be realized at all or as quickly as we expect. If we do not achieve those benefits, our costs could increase, our expected net income could decrease, and the combined company’s future business, financial condition, operating results, and prospects could suffer.
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
Our future results will suffer if we do not effectively manage our expanded operations following the completion of the Starwood Combination. Following the completion of the Starwood Combination, the size of the business of the combined company will increase significantly beyond the current size of our business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.
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
The growing significance of our operations outside of the United States, particularly following the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. At the end of the 2016 second quarter, we operated or franchised hotels and resorts in 88 countries, and our operations outside the United States represented approximately 17 percent of our revenues in the 2016 first half. Starwood reported that as of December 31, 2015 it operated or franchised hotels and resorts in approximately 100 countries, and that more than half of its properties were outside of the United States. We expect that our international revenues will continue to grow, particularly following the Starwood Combination. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner, or in some cases at all due to foreign exchange restrictions; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.

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

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

4.1	Form of Note for the 2.300% Series Q Notes due 2022.	Exhibit No. 4.1 to our Form 8-K filed June 10, 2016 (File No. 001-13881).

4.2	Form of Note for the 3.125% Series R Notes due 2026.	Exhibit No. 4.2 to our Form 8-K filed June 10, 2016 (File No. 001-13881).

10	U.S. $4,000,000,000 Fourth Amended and Restated Credit Agreement dated as of June 10, 2016 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 13, 2016 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015; (iii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
28th day of July, 2016

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)