Form 10-Q
period 2016-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2016-11-09
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 390,479,820 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 21, 2016.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
REVENUES
Base management fees	$180	$170	$538	$526
Franchise fees	250	227	692	652
Incentive management fees	81	68	276	238
Owned, leased, and other revenue	279	229	771	729
Cost reimbursements	3,152	2,884	9,339	8,635
	3,942	3,578	11,616	10,780
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	194	175	533	552
Reimbursed costs	3,152	2,884	9,339	8,635
Depreciation, amortization, and other	36	31	97	107
General, administrative, and other	161	149	470	446
Merger-related costs and charges	228	—	250	—
	3,771	3,239	10,689	9,740
OPERATING INCOME	171	339	927	1,040
Gains and other income, net	3	—	3	20
Interest expense	(55)	(43)	(159)	(121)
Interest income	9	5	22	19
Equity in earnings	3	8	8	13
INCOME BEFORE INCOME TAXES	131	309	801	971
Provision for income taxes	(61)	(99)	(265)	(314)
NET INCOME	$70	$210	$536	$657
EARNINGS PER SHARE
Earnings per share - basic	$0.26	$0.80	$2.08	$2.43
Earnings per share - diluted	$0.26	$0.78	$2.04	$2.38
CASH DIVIDENDS DECLARED PER SHARE	$0.30	$0.25	$0.85	$0.70
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$70	$210	$536	$657
Other comprehensive income (loss):
Foreign currency translation adjustments	2	(28)	27	(47)
Derivative instrument adjustments, net of tax	1	2	(3)	9
Unrealized loss on available-for-sale securities, net of tax	—	(3)	—	(5)
Reclassification of losses (gains), net of tax	1	(3)	3	(7)
Total other comprehensive income (loss), net of tax	4	(32)	27	(50)
Comprehensive income	$74	$178	$563	$607
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and equivalents	$1,078	$96
Accounts and notes receivable, net	1,705	1,103
Prepaid expenses	168	77
Other	65	30
Assets held for sale	771	78
	3,787	1,384
Property and equipment, net	2,411	1,029
Intangible assets
Brands	6,606	197
Contract acquisition costs and other	3,442	1,254
Goodwill	7,175	943
	17,223	2,394
Equity and cost method investments	830	165
Notes receivable, net	240	215
Deferred tax assets	92	672
Other noncurrent assets	419	223
	$25,002	$6,082
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$316	$300
Accounts payable	667	593
Accrued payroll and benefits	1,136	861
Liability for guest loyalty programs	1,860	952
Accrued expenses and other	1,250	527
	5,229	3,233
Long-term debt	8,506	3,807
Liability for guest loyalty programs	2,538	1,622
Deferred tax liabilities	1,308	17
Other noncurrent liabilities	1,580	993
Shareholders’ equity (deficit)
Class A Common Stock	5	5
Additional paid-in-capital	5,740	2,821
Retained earnings	6,375	4,878
Treasury stock, at cost	(6,110)	(11,098)
Accumulated other comprehensive loss	(169)	(196)
	5,841	(3,590)
	$25,002	$6,082
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net income	$536	$657
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	97	107
Share-based compensation	117	84
Income taxes	1	120
Liability for guest loyalty programs	179	119
Merger-related charges	172	—
Working capital changes	(47)	(77)
Other	77	70
Net cash provided by operating activities	1,132	1,080
INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	(2,412)	(137)
Capital expenditures	(132)	(218)
Dispositions	53	612
Loan advances	(24)	(12)
Loan collections	61	21
Contract acquisition costs	(55)	(89)
Redemption of debt security	—	121
Other	22	75
Net cash (used in) provided by investing activities	(2,487)	373
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	1,657	(274)
Issuance of long-term debt	1,483	790
Repayment of long-term debt	(296)	(7)
Issuance of Class A Common Stock	22	39
Dividends paid	(257)	(189)
Purchase of treasury stock	(248)	(1,821)
Other	(24)	—
Net cash provided by (used in) financing activities	2,337	(1,462)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	982	(9)
CASH AND EQUIVALENTS, beginning of period	96	104
CASH AND EQUIVALENTS, end of period	$1,078	$95
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2016 and December 31, 2015, the results of our operations for the three and nine months ended September 30, 2016 and September 30, 2015, and cash flows for the nine months ended September 30, 2016 and September 30, 2015. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We have made certain reclassifications of our prior year amounts to conform to our current presentation of “Brands” and “Deferred tax liabilities” in our Balance Sheets and “Merger-related costs and charges” in our Income Statements.
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016, we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) through a series of transactions, after which Starwood became an indirect wholly-owned subsidiary of the Company (the “Starwood Combination”). The Financial Statements in this report include Starwood’s results of operations for the eight days ended September 30, 2016 and reflect the financial position of our combined company at September 30, 2016. We refer to our business associated with brands that existed prior to the Starwood Combination as “Legacy-Marriott” and to Starwood’s business and brands that we acquired as “Legacy-Starwood.” See Footnote No. 2, “Acquisitions and Dispositions” for more information on the Starwood Combination.
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
Accounting Standards Update No. 2016-09 - “Stock Compensation” (“ASU No. 2016-09”)
In March 2016, the FASB issued ASU No. 2016-09, which involves several aspects of the accounting for share-based payments. The new guidance will require excess tax benefits to be recorded as income tax expense (or benefit) in the income statement. Currently, excess tax benefits are recorded in additional paid-in-capital in the balance sheet. In the statement of cash flows, the new guidance requires both excess tax benefits and employee tax withholdings to be presented as operating inflows rather than as financing inflows. ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. We are still assessing the potential impact that ASU No. 2016-09 will have on our financial statements and disclosures, but we believe that, during periods when our stock price increases, it will generally result in (1) a decrease to our income tax expense and effective tax rate and (2) an increase to our cash flows from operating activities.
2.    ACQUISITIONS AND DISPOSITIONS
Acquisition
On September 23, 2016 (the “Merger Date”), we completed the Starwood Combination. Starwood is a leading hospitality company. The combination of our brands creates a more comprehensive portfolio, enhances our global market distribution, and provides opportunities for cost efficiencies. Our combined company now operates or franchises nearly 6,000 properties with over 1.1 million rooms, representing 30 leading brands from the moderate-tier to luxury in 120 countries and territories.

Shareholders of Starwood received 0.80 shares of our Class A Common Stock and $21.00 in cash for each share of Starwood common stock. The following table presents the fair value of each class of consideration transferred.

(in millions, except per share amounts)
Equivalent shares of Marriott common stock issued in exchange for Starwood outstanding shares	134.4
Marriott common stock price as of Merger Date	$68.44
Fair value of Marriott common stock issued in exchange for Starwood outstanding shares	9,198
Cash consideration to Starwood shareholders, net of cash acquired of $1,116	2,412
Fair value of Marriott equity-based awards issued in exchange for vested Starwood equity-based awards	88
Total consideration transferred, net of cash acquired	$11,698
Preliminary Fair Values of Assets Acquired and Liabilities Assumed
The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed. Our preliminary estimates are based on the information that was available as of the Merger Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Merger Date.

($ in millions)
Working capital	$(115)
Property and equipment	2,045
Identified intangible assets	8,573
Equity and cost method investments	648
Other noncurrent assets	207
Deferred income taxes, net	(1,845)
Guest loyalty program	(1,647)
Debt	(1,876)
Other noncurrent liabilities	(518)
Net assets acquired	5,472
Goodwill (1)	6,226
$11,698

(1)
Goodwill is calculated as total consideration transferred, net of cash acquired, less identified net assets acquired, and it primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations. We have not completed the assignment of goodwill to our reporting units as of the date of this report, and it is not deductible for tax purposes.

Property and Equipment
We acquired property and equipment, which primarily consists of 15 owned hotels. We provisionally estimated the value of the properties using a combination of the income, cost, and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the hotels. We are continuing to assess the marketplace assumptions and property conditions, which could result in changes to these provisional values.
Identified Intangible Assets
The following table presents our preliminary estimates of the fair values of Starwood’s identified intangible assets and their related estimated useful lives.

	Estimated Fair Value (in millions)	Estimated Useful Life (in years)
Brands	$6,400	indefinite
Management and Operating Lease Agreements	1,394	20-30
Franchise Agreements	729	20-80
Loyalty Program Marketing Rights	50	25-30
	$8,573
We provisionally estimated the value of Starwood’s brands using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management, franchise, and lease agreements using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. These valuation approaches utilize Level 3 inputs, and we continue to review Starwood’s contracts and historical performance in addition to evaluating the inputs, including the discount rates and growth assumptions, which could result in changes to these provisional values.
Franchise agreements include an exclusive, 80-year global license agreement with Vistana Signature Experiences, Inc. (“Vistana”), Starwood’s former vacation ownership business that is now part of Interval Leisure Group, Inc. (“ILG”), for the use of the Westin and Sheraton brands in vacation ownership. In addition, ILG has the non-exclusive license for the existing St. Regis and The Luxury Collection vacation ownership properties. Under this agreement, we will receive a fixed annual license fee, adjusted for inflation, of $30 million plus certain variable fees based on sales volumes.
Investments
Our provisional estimate of the fair value of the equity method investments that we acquired was $647 million. This value exceeded our share of the book value of the investees' net assets by $501 million, primarily due to the value that we assigned to land and buildings owned by the investees. We provisionally estimated the value of the investees’ real estate using the same methods as for property and equipment described above. Excluding the amount attributable to land, we amortize the difference on a straight-line basis over the underlying assets' estimated useful lives when calculating equity method earnings attributable to us. We are continuing to review the terms of the partnership and joint venture agreements, assess the conditions of the properties, and evaluate the discount rates, any discounts for lack of marketability and control as appropriate, and growth assumptions used in valuing these investments, which could result in changes to our provisional values.
Deferred Income Taxes
Deferred income taxes primarily relate to the fair value of noncurrent assets and liabilities acquired from Starwood, including property and equipment, intangible assets, equity and cost method investments, and long-term debt. We provisionally estimated deferred income taxes based on statutory rates in the jurisdictions of the legal entities where the acquired noncurrent assets and liabilities are recorded. We are continuing to assess the tax rates used, and we will update our estimate of deferred income taxes based on changes to our provisional valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these provisional values.
Guest Loyalty Program
The Starwood Preferred Guest (SPG) program is Starwood’s frequent traveler, customer loyalty, and multi-brand marketing program. Members can earn and redeem points for room stays, room upgrades, and airline flights. As of the Merger Date, we assumed the fair value of this liability equals Starwood’s historical book value in establishing a provisional estimate for this liability. We are in the process of obtaining an actuarial valuation of the future redemption obligations, which could result in changes to these provisional values.
Debt and Lease Obligations
We primarily valued debt using quoted market prices, which are considered Level 1 inputs as they are observable in the market. For more information on Starwood debt, see Footnote No. 8 “Long-Term Debt.”
The following table presents the future minimum lease obligations that we assumed and for which we are the primary obligor as of September 30, 2016:

($ in millions)	Operating Leases	Capital Leases
2016, remaining	$16	$3
2017	64	11
2018	61	12
2019	57	12
2020	55	12
Thereafter	630	203
Total minimum lease payments	$883	$253
Less: amount representing interest		(86)
Present value of minimum lease payments		$167
Most leases have initial terms of up to 20 years, contain one or more renewals at our option, generally for five- or 10-year periods, and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on operating performance of the leased property.
Pro Forma Results of Operations
The following unaudited pro forma information presents the combined results of operations of Marriott and Starwood as if we had completed the Starwood Combination on January 1, 2015, but using our preliminary fair values of assets and liabilities as of the Merger Date. As required by GAAP, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the Starwood Combination had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015
Revenues	$15,038	$14,373
Net income	$853	$675
The unaudited pro forma results include $54 million of integration costs for the nine months ended September 30, 2016 and $320 million of transaction and employee termination costs for the nine months ended September 30, 2015.

Starwood Results of Operations
The following table presents the results of Starwood operations included in our Income Statements for the eight days from the Merger Date through the end of the 2016 third quarter.

($ in millions)	September 23, 2016 - September 30, 2016
Revenue	$168
Net loss	$(131)
Dispositions and Planned Dispositions
At the end of the 2016 third quarter, we held $741 million of assets classified as “Assets held for sale” and $37 million of liabilities recorded under “Accrued expenses and other” on our Balance Sheets, both related to hotels that we acquired through the Starwood Combination.
In addition, at the end of the 2016 third quarter, we held $30 million of assets related to the remaining Miami Beach EDITION residences classified as “Assets held for sale” and $3 million of liabilities associated with those assets, which we recorded under “Accrued expenses and other” on our Balance Sheets.
In the 2016 second quarter, we sold a North American Limited-Service segment plot of land and received $46 million in cash.
3.    MERGER-RELATED COSTS AND CHARGES
The following table presents pre-tax merger-related costs and other charges that we incurred in connection with the Starwood Combination.

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Merger-related costs and charges
Transaction costs	$18	$—	$31	$—
Employee termination costs	186	—	186	—
Integration costs	24	—	33	—
	228	—	250	—
Interest expense	9	—	22	—
	$237	$—	$272	$—
Transaction costs represent costs related to the planning and execution of the Starwood Combination, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent employee severance, retention, and other termination benefits. Integration costs primarily represent integration employee salaries and share-based compensation, change management and legal consultants, and technology-related costs. Merger-related interest expense reflects costs that we incurred for a bridge term loan facility commitment and incremental interest expense for debt incurred prior to the Merger Date related to the Starwood Combination.
We reflect our liability at September 30, 2016 for severance and other employee termination charges in our Balance Sheets as $242 million of “Accrued expenses and other.”

4.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Computation of Basic Earnings Per Share
Net income	$70	$210	$536	$657
Shares for basic earnings per share	266.2	262.2	258.3	270.7
Basic earnings per share	$0.26	$0.80	$2.08	$2.43
Computation of Diluted Earnings Per Share
Net income	$70	$210	$536	$657
Shares for basic earnings per share	266.2	262.2	258.3	270.7
Effect of dilutive securities
Employee stock option and appreciation right plans	1.7	2.2	1.8	2.3
Deferred stock incentive plans	0.5	0.6	0.5	0.6
Restricted stock units and restricted stock	2.1	2.3	2.1	2.5
Shares for diluted earnings per share	270.5	267.3	262.7	276.1
Diluted earnings per share	$0.26	$0.78	$2.04	$2.38
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded antidilutive stock options and stock appreciation rights of 0.3 million for both the 2016 third quarter and the 2015 third quarter, 0.3 million for the 2016 first three quarters, and 0.2 million for the 2015 first three quarters from our calculation of diluted earnings per share because their exercise prices were greater than the average market prices.
5.    SHARE-BASED COMPENSATION
Legacy-Marriott Plans
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
We recorded share-based compensation expense for award grants of $39 million for the 2016 third quarter and $29 million for the 2015 third quarter, $98 million for the 2016 first three quarters, and $84 million for the 2015 first three quarters. Deferred compensation costs for unvested awards totaled $177 million at September 30, 2016 and $116 million at December 31, 2015.
RSUs and PSUs
We granted 1.6 million RSUs during the 2016 first three quarters to certain officers, key employees, and non-employee directors, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We granted 0.2 million PSUs during the 2016 first three quarters to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year vesting period. We also granted 0.6 million PSUs during the 2016 first three quarters to certain senior leaders and members of the Company’s integration team that, subject to continued employment, vest based upon achievement of pre-established targets related to the Starwood Combination over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2016 first three quarters had a weighted average grant-date fair value of $63.

SARs
We granted 0.4 million SARs to officers and key employees during the 2016 first three quarters. These SARs generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2016 first three quarters was $22 and the weighted average exercise price was $67.
We used the following assumptions as part of a binomial lattice-based valuation to determine the fair value of the SARs we granted during the 2016 first three quarters:

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
Legacy-Starwood Plans
In the Starwood Combination we assumed Starwood’s 2013 Long-Term Incentive Compensation Plan (“Starwood LTIP”) and equity awards outstanding under the Starwood LTIP and other Starwood equity plans. On the Merger Date, outstanding Starwood equity awards were converted to equity awards with respect to Marriott’s common stock, resulting in 1.1 million RSUs (“Starwood RSUs”), 1.6 million shares of Restricted Stock (“Starwood Restricted Stock”), and 0.2 million options. The awards generally vest over three years in equal annual installments, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire. The Starwood RSUs and Starwood Restricted Stock had a weighted average fair value of $68 on the Merger Date.
We recorded share-based compensation expense on these awards of $19 million for the eight days ended September 30, 2016. Deferred compensation costs for unvested awards totaled $87 million as of September 30, 2016.
6.    INCOME TAXES
Our effective tax rate increased to 46.4% for the 2016 third quarter from 32.4% for the 2015 third quarter, and to 33.1% for the 2016 first three quarters from 32.4% for the 2015 first three quarters, primarily due to lower benefits from Starwood merger-related costs that were incurred in foreign jurisdictions with lower tax rates, and the portion of merger-related costs that were incurred in the U.S. that are not deductible for U.S. income tax purposes. The year-to-date increase is also due to a $5 million reserve established due to a recent examination of a tax position taken in a foreign jurisdiction, partially offset by a $15 million release of a valuation allowance related to a capital loss.
For the 2016 third quarter, our unrecognized tax benefits balance of $398 million increased by $374 million from year-end 2015, primarily reflecting $365 million of Legacy-Starwood unrecognized tax benefits recorded in connection with the Starwood Combination. The unrecognized tax benefits balance included $269 million of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that $38 million of unrecognized tax benefits as of September 30, 2016 will be reversed within the next twelve months. We are continuing to analyze whether or not we have properly identified all liabilities associated with tax uncertainties in jurisdictions where Starwood operates, which could result in changes to our provisional values related to our uncertain tax positions.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and has settled all issues for tax years through 2013 for Marriott and through 2006 for Starwood. Our Marriott 2014 and 2015 tax year audits are substantially complete, and our Marriott 2016 tax year audit is currently ongoing. Starwood is currently under audit by the IRS for years 2010 through 2012 and in appeals for years 2007 through 2009. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $243 million in the 2016 first three quarters and $161 million in the 2015 first three quarters.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees
We issue guarantees to certain lenders and hotel owners, chiefly to obtain long-term management contracts. The guarantees generally have a stated maximum funding amount and a term of three to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at maturity. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable out of future hotel cash flows and/or proceeds from the sale of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels that we or our joint venture partners are building.
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at September 30, 2016 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$122	$22
Operating profit	121	37
Other	8	1
Total guarantees where we are the primary obligor	$251	$60
Our liability at September 30, 2016, for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $60 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $14 million of debt service guarantees and $51 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
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

The preceding table also does not include the following guarantees:

•
$48 million of guarantees for Senior Living Services, consisting of lease obligations of $35 million (expiring in 2019) and lifecare bonds of $13 million (estimated to expire in 2019), for which we are secondarily liable. Sunrise Senior Living, Inc. (“Sunrise”) is the primary obligor on both the leases and $2 million of the lifecare bonds; HCP, Inc., as successor by merger to CNL Retirement Properties, Inc. (“CNL”), is the primary obligor on the remaining $11 million of the lifecare bonds. Before we sold the Senior Living Services business in 2003, these were our guarantees of obligations of our then consolidated Senior Living Services subsidiaries. Sunrise and CNL have indemnified us for any fundings we may be called upon to make under these guarantees. Our liability for these guarantees had a carrying value of $2 million at September 30, 2016. In conjunction with our consent of the 2011 extension of certain lease obligations until 2018, Sunrise provided us with $1 million of cash collateral and an $85 million letter of credit issued by Key Bank to secure our continued exposure under the lease guarantees during the extension term and certain other obligations of Sunrise. The letter of credit balance was $45 million at the end of the 2016 third quarter. During the extension term, Sunrise agreed to make an annual payment to us from the cash flow of the continuing lease facilities, subject to a $1 million annual minimum. In the 2013 first quarter, Sunrise merged with Health Care REIT, Inc. (“HCN”), and Sunrise’s management business was acquired by an entity formed by affiliates of Kohlberg Kravis Roberts & Co. LP, Beecken Petty O’Keefe & Co., Coastwood Senior Housing Partners LLC, and HCN. In April of 2014, HCN and Revera Inc., a private provider of senior living services, acquired Sunrise’s management business.

•
Lease obligations, for which we became secondarily liable when we acquired the Renaissance Hotel Group N.V. in 1997, consisting of annual rent payments of approximately $4 million and total remaining rent payments through the initial term of approximately $16 million. The majority of these obligations expire by the end of 2020. CTF Holdings Ltd. (“CTF”) had originally provided €35 million in cash collateral in the event that we are required to fund under such guarantees, approximately $2 million (€2 million) of which remained at September 30, 2016. Our exposure for the remaining rent payments through the initial term will decline to the extent that CTF obtains releases from the landlords or these hotels exit our system. Since the time we assumed these guarantees, we have not funded any amounts, and we do not expect to fund any amounts under these guarantees in the future.

•
A guarantee relating to the timeshare business, which was outstanding at the time of the 2011 Timeshare spin-off and for which we became secondarily liable as part of the spin-off. The guarantee relates to a Marriott Vacations Worldwide Corporation (“MVW”) payment obligation, for which we had an exposure of $4 million (5 million Singapore Dollars) at September 30, 2016. MVW has indemnified us for this obligation, which we expect will expire in 2022. We have not funded any amounts under this obligation, and do not expect to do so in the future. Our liability for this obligation had a carrying value of $1 million at September 30, 2016.

•
A guarantee for a lease, originally entered into in 2000, for which we became secondarily liable in 2012 as a result of our sale of the ExecuStay corporate housing business to Oakwood Worldwide (“Oakwood”). Oakwood has indemnified us for the obligations under this guarantee. Our total exposure at the end of the 2016 third quarter for this guarantee was $6 million in future rent payments through the end of the lease in 2019.

In addition to the guarantees described in the preceding paragraphs, in conjunction with financing obtained for specific projects or properties owned by us or joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Commitments
In addition to the guarantees we note in the preceding paragraphs, as of September 30, 2016, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
Commitments to invest up to $9 million of equity for non-controlling interests in joint ventures. We expect to fund $2 million of these commitments over the next 12 months. We do not expect to fund the remaining $7 million of these commitments, most of which expire in 2019.

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

•	Various loan commitments totaling $58 million, of which we expect to fund $10 million in 2016, $28 million in 2017, and $20 million thereafter.

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business totaling $477 million. We expect to purchase goods and services subject to these commitments as follows: $58 million in 2016, $157 million in 2017, $115 million in 2018, and $147 million thereafter. The increase in purchase commitments compared to year-end 2015 is primarily due to the consolidation of $353 million of Starwood’s purchase commitments. We are evaluating the contractual nature of such commitments.

•	Several commitments aggregating $41 million, which we do not expect to fund.
Letters of Credit
At September 30, 2016, we had $158 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote No. 8, “Long-Term Debt”), the majority of which were for our self-insurance programs. Surety bonds issued as of September 30, 2016, totaled $154 million, the majority of which state governments requested in connection with our self-insurance programs.
Legal Proceedings
The Korea Fair Trade Commission recently informed us that the previously disclosed investigation of pricing practices at several of our hotels in Seoul, Korea is now closed.
In November 2015, Starwood announced a malware intrusion had affected point of sale systems at various outlets within certain Legacy-Starwood branded hotels. This resulted in the potential compromise of credit card data and associated personal information. The affected credit card companies are evaluating whether and to what extent financial penalties should be imposed. In addition, a putative class action arising from the malware intrusion was filed against Starwood on January 5, 2016 in the United States District Court for the Southern District of California. The named plaintiff, Paul Dugas, does not specify any damages sought, and a motion to dismiss the case is awaiting resolution by the Court.
On May 10, 2016, the owners of the Sheraton Grand Chicago and the Westin Times Square, New York, filed suit in the Supreme Court of New York against Starwood and Marriott seeking to enjoin the merger of Starwood and Marriott based upon alleged violations of the territorial restrictions contained in the management agreements for those two hotels arising as a result of the merger of Marriott and Starwood. While the attempt to enjoin the merger ultimately failed, the underlying suit continues as a breach of contract claim, and plaintiffs seek, among other remedies, monetary damages relating to the alleged violations.

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of the end of the 2016 third quarter and year-end 2015:

	At Period End
($ in millions)	September 30, 2016	December 31, 2015
Senior Notes:
Series H Notes, interest rate of 6.2%, face amount of $289, matured June 15, 2016 (effective interest rate of 6.3%)	$—	$289
Series I Notes, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	596	595
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	347	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	396	395
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	446	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	344	343
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	742	—
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	742	—
Commercial paper	1,599	938
Credit Facility	989	—
Other	105	113
Starwood debt:
2018 Senior Notes, interest rate of 6.8%, face amount $371, maturing May 15, 2018 (effective interest rate of 1.6%)	403	—
2019 Senior Notes, interest rate of 7.2%, face amount $210, maturing December 1, 2019 (effective interest rate of 2.2%)	245	—
2023 Senior Notes, interest rate of 3.1%, face amount $350, maturing February 15, 2023 (effective interest rate of 3.1%)	350	—
2025 Senior Notes, interest rate of 3.8%, face amount $350, maturing March 15, 2025 (effective interest rate of 2.8%)	375	—
2034 Senior Notes, interest rate of 4.5%, face amount $300, maturing October 1, 2034 (effective interest rate of 4.1%)	317	—
Capital lease obligations	167	—
Mortgages and other, interest rates ranging from non-interest bearing to 3.7%, various maturities	18	—
	8,822	4,107
Less: Current portion of long-term debt	(316)	(300)
	$8,506	$3,807
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $99 million in the 2016 first three quarters and $71 million in the 2015 first three quarters.
Our long-term debt balance increased from year-end 2015 primarily due to the consolidation of Starwood’s long-term debt obligations in the 2016 third quarter and the issuance of debt to finance the cash portion of the Starwood Combination.
On the Merger Date, in accordance with the terms of the indentures governing the 2019 and 2023 Senior Notes, we initiated an offer to repurchase any or all Starwood 2019 and 2023 Senior Notes at a price of 101 percent of the aggregate principal amount, plus any accrued and unpaid interest. Upon expiration of the offer early in the 2016 fourth quarter, we extinguished less than $1 million aggregate principal amount of 2019 Senior Notes and $24 million aggregate principal amount of 2023 Senior Notes, resulting in total cash outflows of $24 million.

In the 2016 second quarter, we issued $1,500 million aggregate principal amount of 2.300 percent Series Q Notes due 2022 (the “Series Q Notes”) and 3.125 percent Series R Notes due 2026 (the “Series R Notes” and together with the Series Q Notes, the “Notes”). We received net proceeds of approximately $1,485 million from the offering of the Notes, after deducting the underwriting discount and estimated expenses. We used these proceeds, together with borrowings under our Credit Facility, as defined below, primarily to finance the cash component of the consideration paid to Starwood shareholders and certain fees and expenses we incurred in connection with the Starwood Combination.
We issued the Notes under an indenture dated as of November 16, 1998 with The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A. (formerly known as The Chase Manhattan Bank), as trustee. We may redeem some or all of each series of the Notes prior to maturity under the terms provided in the applicable form of
Note.
In the 2016 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4,000 million, up to $2,500 million of which was initially available, with the full $4,000 million becoming available to us with the closing of the Starwood Combination. The availability of the Credit Facility supports our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. In addition, we used borrowings under the Credit Facility, a portion of which we later repaid with commercial paper supported by the Credit Facility, to finance part of the cash component of the consideration we paid to Starwood shareholders and certain fees and expenses we incurred in connection with the Starwood Combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at September 30, 2016.
The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, that are due for our debt as of the end of the 2016 third quarter:

Debt Principal Payments ($ in millions)	Amount
2016, remaining	$17
2017	305
2018	416
2019	856
2020	363
Thereafter	6,865
Balance at September 30, 2016	$8,822
9.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at the end of the 2016 third quarter and year-end 2015:

	At Period End
($ in millions)	September 30, 2016	December 31, 2015
Senior, mezzanine, and other loans	$246	$221
Less current portion	(6)	(6)
	$240	$215

We do not have any past due notes receivable amounts at the end of the 2016 third quarter. The unamortized discounts for our notes receivable were $23 million at the end of the 2016 third quarter and $31 million at year-end 2015.
The following table presents the expected future principal repayments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of the end of the 2016 third quarter:

Notes Receivable Principal Repayments (net of reserves and unamortized discounts) and Interest Rates ($ in millions)	Amount
2016, remaining	$4
2017	4
2018	74
2019	16
2020	17
Thereafter	131
Balance at September 30, 2016	$246
Weighted average interest rate at September 30, 2016	6.8%
Range of stated interest rates at September 30, 2016	0 - 18%
At the end of the 2016 third quarter, our recorded investment in impaired senior, mezzanine, and other loans was $74 million, and we had $57 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. At year-end 2015, our recorded investment in impaired senior, mezzanine, and other loans was $72 million, and we had a $55 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. Our average investment in impaired notes receivable totaled $74 million for the 2016 third quarter, $73 million for the 2016 first three quarters, $71 million for the 2015 third quarter, and $67 million for the 2015 first three quarters.
10.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	September 30, 2016		December 31, 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$240	$226	$215	$209
Marketable securities	30	30	37	37
Total noncurrent financial assets	$270	$256	$252	$246

Senior notes	$(5,650)	$(5,828)	$(2,766)	$(2,826)
Commercial paper/ Credit Facility	(2,588)	(2,588)	(938)	(938)
Other long-term debt	(100)	(111)	(99)	(108)
Other noncurrent liabilities	(63)	(63)	(63)	(63)
Total noncurrent financial liabilities	$(8,401)	$(8,590)	$(3,866)	$(3,935)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates and current market conditions, which are Level 3 inputs.
We carry our marketable securities at fair value. Our marketable securities include debt securities of the U.S. Government, its sponsored agencies and other U.S. corporations invested for our self-insurance programs, as well as shares of publicly traded companies, which we value using directly observable Level 1 inputs. The carrying value of these marketable securities was $30 million at the end of the 2016 third quarter.

We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our senior notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote No. 8, “Long-Term Debt,” even though our commercial paper borrowings and Credit Facility borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings and Credit Facility borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2015, we determined that the carrying value of our commercial paper and Credit Facility borrowings approximated fair value due to the short maturity. Our other long-term liabilities largely consist of guarantees. We measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At the end of the 2016 third quarter and year-end 2015, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote No. 2, “Summary of Significant Accounting Policies” of our 2015 Form 10-K for more information on the input levels we use in determining fair value.
11.    OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS' EQUITY (DEFICIT)
The following tables detail the accumulated other comprehensive income (loss) activity for the 2016 first three quarters and 2015 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2015	$(192)	$(8)	$4	$(196)
Other comprehensive income (loss) before reclassifications (1)	27	(3)	—	24
Reclassification of losses from accumulated other comprehensive loss	—	3	—	3
Net other comprehensive income	27	—	—	27
Balance at September 30, 2016	$(165)	$(8)	$4	$(169)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2014	$(72)	$(9)	$11	$(70)
Other comprehensive (loss) income before reclassifications (1)	(47)	9	(5)	(43)
Reclassification of losses (gains) from accumulated other comprehensive loss	3	(10)	—	(7)
Net other comprehensive loss	(44)	(1)	(5)	(50)
Balance at September 30, 2015	$(116)	$(10)	$6	$(120)

(1)
Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature. These resulted in a loss of $1 million for the 2016 first three quarters and a gain of $33 million for the 2015 first three quarters.

The following table details the changes in common shares outstanding and shareholders’ equity (deficit) for the 2016 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
256.3	Balance at year-end 2015	$(3,590)	$5	$2,821	$4,878	$(11,098)	$(196)
—	Net income	536	—	—	536	—	—
—	Other comprehensive income	27	—	—	—	—	27
—	Cash dividends ($0.85 per share)	(257)	—	—	(257)	—	—
1.8	Employee stock plan	64	—	26	(20)	58	—
(3.7)	Purchase of treasury stock	(225)	—	—	—	(225)	—
136.1	Starwood Combination (1)	9,286	—	2,893	1,238	5,155	—
390.5	Balance at September 30, 2016	$5,841	$5	$5,740	$6,375	$(6,110)	$(169)

(1)
Represents Marriott common stock and equity-based awards issued in the Starwood Combination, which also resulted in the depletion of our accumulated historical losses on reissuances of treasury stock in Retained Earnings.

12.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments, which included the following brands at the end of the 2016 third quarter:

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

Due to the timing of the Starwood Combination, it was not practicable to allocate Starwood’s results to our operating segments for the 2016 third quarter. As a result, we included the results of Starwood’s operations for the eight days ended September 30, 2016 in “Other unallocated corporate.”
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
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs and charges. We allocate gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. The caption “Other unallocated corporate” in the subsequent discussion represents a portion of our revenues, general, administrative, and other expenses, merger-related costs and charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. It also includes license fees we receive from our credit card programs, fees from vacation ownership licensing agreements, and the results of Starwood’s operations for the eight days ended September 30, 2016. See Footnote No. 2, “Acquisitions and Dispositions” for more information on the Starwood Combination.

Our chief operating decision maker monitors assets for the consolidated company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
North American Full-Service Segment	$2,222	$2,128	$6,903	$6,555
North American Limited-Service Segment	936	846	2,675	2,405
International	545	532	1,672	1,623
Total segment revenues	3,703	3,506	11,250	10,583
Other unallocated corporate	239	72	366	197
Total consolidated revenues	$3,942	$3,578	$11,616	$10,780
Segment Profits

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
North American Full-Service Segment	$148	$126	$506	$424
North American Limited-Service Segment	193	180	539	510
International	67	69	217	203
Total segment profits	408	375	1,262	1,137
Other unallocated corporate	(231)	(28)	(324)	(64)
Interest expense, net of interest income	(46)	(38)	(137)	(102)
Income taxes	(61)	(99)	(265)	(314)
Net income	$70	$210	$536	$657

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the Starwood Combination. Our Income Statements reflect a net loss of $131 million for Starwood’s results of operations for the eight days ended September 30, 2016, including merger-related costs and charges, net of tax, of $145 million. See both Footnote No. 2, “Acquisitions and Dispositions” and Footnote No. 3, “Merger-related costs and charges” for more information. We did not allocate Starwood’s results to any of our business segments.
Our discussion and analysis of our results of operations in Item 2 generally begins with a discussion of the impact of the Starwood Combination on our results and is followed by a discussion of other factors primarily relating to our Legacy-Marriott operations except where otherwise noted.
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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 120 countries and territories under 30 brand names at the end of the 2016 third quarter. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. We report our operations in three segments: North American Full-Service, North American Limited-Service, and International.

The following charts present our rooms by ownership type and by segment for our Legacy-Marriott business.
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
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in our system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use website, Marriott.com, and of our associated mobile smartphone applications and mobile website that connect to Marriott.com, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via our website.
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
Legacy-Marriott Business Trends
Our 2016 first three quarters results reflected general economic growth and favorable demand for our Legacy-Marriott brands in many markets around the world, although such economic growth was weaker than the Company expected at the beginning of the year. First three quarters results also reflected a year-over-year increase in the number of properties in our system. For the three months ended September 30, 2016, Legacy-Marriott comparable worldwide systemwide RevPAR increased 2.5 percent to $115.27, ADR increased 2.1 percent on a constant dollar basis to $150.26, and occupancy increased 0.3 percentage points to 76.7 percent, compared to the same period a year ago. For the nine months ended September 30, 2016, Legacy-Marriott comparable worldwide systemwide RevPAR increased 2.7 percent to $113.39, ADR increased 2.1 percent on a constant dollar basis to $152.39, and occupancy increased 0.4 percentage points to 74.4 percent, compared to the same period a year ago.
In North America, 2016 first three quarters lodging demand for our Legacy-Marriott brands reflected increased group business, higher levels of government travel, but weaker premium-priced corporate transient demand. Revenue growth was constrained in certain markets by new select-service lodging supply, weak demand from the oil and gas industries, the impact of the strong dollar on international travel to U.S. gateway markets, and moderate GDP growth. Group revenue pace for systemwide full-service hotels in North America was down 2 percent as of September 30, 2016 for stays in the 2016 fourth quarter and up 4 percent for the 2017 full year, compared to group revenue pace as of September 30, 2015 for comparable periods.
Our Europe region experienced higher demand for our Legacy-Marriott brands in the 2016 first three quarters across most countries, primarily due to increased group and transient business, partially constrained by weaker demand in France, Belgium, and Turkey following terrorism events in those countries. Results were particularly strong in Spain and Portugal. In our Asia Pacific region, corporate and other transient business increased in India and Thailand. RevPAR growth in Greater China in the 2016 first three quarters was constrained by the impact of supply in certain Southern China markets and lower Mainland China travel to Hong Kong, while demand in Shanghai remained strong. Middle East demand was weaker during the 2016 first three quarters reflecting the region’s instability, oversupply in Dubai and Qatar, and lower oil prices. In South Africa, results were favorable in the 2016 first three quarters, reflecting strong local demand and higher international tourism attracted by the weak South African Rand. In the Caribbean and Latin America, growth was driven by strong demand in Mexico and the Olympic Games in Rio de Janeiro, but performance in the region was partially constrained by concerns relating to the Zika Virus and weak economic conditions in South America.

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
Compared to the 2015 first three quarters, Legacy-Marriott worldwide comparable company-operated house profit margins in the 2016 first three quarters increased by 80 basis points, and Legacy-Marriott worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 5.4 percent on a constant U.S. dollar basis, reflecting rate increases, improved productivity, and solid cost controls. These same factors contributed to North American company-operated house profit margins increasing by 100 basis points compared to the 2015 first three quarters. HP-PAR at those same properties increased by 6.5 percent. International company-operated house profit margins increased by 20 basis points, and HP-PAR at those properties increased by 3.3 percent reflecting increased demand, higher RevPAR in most locations, and improved productivity.
System Growth and Pipeline
During the 2016 first three quarters, our Legacy-Marriott brands added 232 properties (33,278 rooms) while 24 properties (3,241 rooms) exited our system. Approximately 34 percent of new Legacy-Marriott rooms are located outside North America, and 14 percent of the room additions are conversions from competitor brands. In addition, we added 1,344 properties (381,839 rooms) through the Starwood Combination, increasing our total properties to 5,974.
At the end of the 2016 third quarter, including rooms under Legacy-Starwood brands, we had nearly 420,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and more than 46,000 hotel rooms approved for development but not yet under signed contracts.

Property and Room Summaries
We operated, franchised, and licensed the following properties at September 30, 2016:

	Managed		Franchised / Licensed		Owned/Leased		Other (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Legacy-Marriott Brands
North American Full-Service
Marriott Hotels	130	67,427	208	64,821	4	2,102	—	—	342	134,350
JW Marriott	15	9,695	10	4,469	—	—	—	—	25	14,164
Renaissance Hotels	26	11,625	57	16,103	1	310	—	—	84	28,038
Autograph Collection Hotels	3	1,065	58	12,804	—	—	—	—	61	13,869
Delta Hotels and Resorts	25	6,764	12	3,020	—	—	—	—	37	9,784
Gaylord Hotels	5	8,098	—	—	—	—	—	—	5	8,098
The Ritz-Carlton	39	11,410	1	429	—	—	—	—	40	11,839
The Ritz-Carlton Residences (1)	34	4,733	1	55	—	—	—	—	35	4,788
EDITION	2	567	—	—	—	—	—	—	2	567
EDITION Residences (1)	1	25	—	—	—	—	—	—	1	25
Total North American Full-Service	280	121,409	347	101,701	5	2,412	—	—	632	225,522

North American Limited-Service
Courtyard	256	40,821	673	89,786	19	2,816	—	—	948	133,423
Residence Inn	114	17,155	601	70,570	1	192	—	—	716	87,917
Fairfield Inn & Suites	5	1,324	807	73,219	—	—	—	—	812	74,543
SpringHill Suites	31	4,973	322	36,992	—	—	—	—	353	41,965
TownePlace Suites	15	1,740	278	27,709	—	—	—	—	293	29,449
AC Hotels by Marriott	—	—	—	—	—	—	9	1,518	9	1,518
Moxy Hotels	—	—	2	294	—	—	—	—	2	294
Total North American Limited-Service	421	66,013	2,683	298,570	20	3,008	9	1,518	3,133	369,109

International
Marriott Hotels	150	42,184	43	12,582	4	1,445	—	—	197	56,211
JW Marriott	45	17,934	6	1,473	1	496	—	—	52	19,903
Marriott Executive Apartments	28	4,195	—	—	—	—	—	—	28	4,195
Renaissance Hotels	50	16,207	25	6,956	3	749	—	—	78	23,912
Autograph Collection Hotels	3	584	36	9,473	—	—	5	348	44	10,405
The Ritz-Carlton	50	14,135	—	—	2	553	—	—	52	14,688
The Ritz-Carlton Residences (1)	8	416	—	—	—	—	—	—	8	416
The Ritz-Carlton Serviced Apartments	4	579	—	—	—	—	—	—	4	579
EDITION	1	173	—	—	—	—	—	—	1	173

	Managed		Franchised / Licensed		Owned/Leased		Other (2)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
Bulgari Hotels & Resorts	2	117	1	85	—	—	—	—	3	202
Bulgari Residences (1)	1	5	—	—	—	—	—	—	1	5
Courtyard	75	15,892	54	10,411	3	644	—	—	132	26,947
Residence Inn	5	517	2	200	1	140	—	—	8	857
Fairfield Inn & Suites	7	1,070	2	386	—	—	—	—	9	1,456
AC Hotels by Marriott	—	—	—	—	—	—	85	10,886	85	10,886
Protea Hotels	36	4,093	51	3,548	10	1,601	—	—	97	9,242
Moxy Hotels	—	—	4	800	—	—	—	—	4	800
Total International	465	118,101	224	45,914	24	5,628	90	11,234	803	180,877

Timeshare (3)	—	—	62	13,020	—	—	—	—	62	13,020

Legacy-Starwood Brands
Sheraton	216	86,571	220	65,136	9	5,539	—	—	445	157,246
Westin	113	46,475	99	31,877	3	2,078	—	—	215	80,430
Le Méridien	78	21,764	27	6,616	—	—	—	—	105	28,380
Luxury Collection	51	10,225	44	8,609	3	467	—	—	98	19,301
W	46	12,589	—	—	3	1,174	—	—	49	13,763
St. Regis	34	7,428	—	—	3	658	—	—	37	8,086
Tribute Portfolio	2	372	10	3,607	1	135	—	—	13	4,114
Four Points	61	14,784	163	25,253	—	—	—	—	224	40,037
Aloft	23	5,808	91	13,625	—	—	—	—	114	19,433
Element	2	368	20	2,999	—	—	—	—	22	3,367
Vistana Timeshare (4)	—	—	22	7,682	—	—	—	—	22	7,682
Total Legacy-Starwood Brands	626	206,384	696	165,404	22	10,051	—	—	1,344	381,839

Total	1,792	511,907	4,012	624,609	71	21,099	99	12,752	5,974	1,170,367

(1)	Represents projects where we manage the related owners’ association. We include residential products once they possess a certificate of occupancy.

(2)	We present results for all AC Hotels by Marriott properties and five International Autograph Collection properties in the “Equity in earnings” caption of our Income Statements.

(3)
Timeshare properties licensed by MVW under the Marriott Vacation Club, The Ritz-Carlton Destination Club, The Ritz-Carlton Residences, and Grand Residences by Marriott brand names. MVW’s property and room counts are reported on a period-end basis for the MVW quarter ended September 16, 2016 and include products that are in active sales as well as those that are sold out.

(4)	Timeshare properties licensed by Vistana under the Sheraton Vacation Club, Westin Vacation Club, St. Regis, and Luxury Collection brand names.

CONSOLIDATED RESULTS
Revenues
Third Quarter. The following discussion presents our analysis of our revenues for the 2016 third quarter compared to the 2015 third quarter. The table below presents the impact of the Starwood Combination, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

	Three Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Base management fees	$180	$170	$10	$8	$2	1%
Franchise fees	250	227	23	8	15	7%
Incentive management fees	81	68	13	4	9	13%
	511	465	46	20	26
Owned, leased, and other revenue	279	229	50	30	20	9%
Cost reimbursements	3,152	2,884	268	118	150	5%
	$3,942	$3,578	$364	$168	$196
The $2 million increase in base management fees for Legacy-Marriott operations primarily reflected stronger sales at existing properties ($5 million) and the impact of unit growth across our system ($4 million), partially offset by the impact of unfavorable foreign exchange rates ($5 million), properties that converted from managed to franchised ($3 million), and lower deferred fees ($2 million).
The $15 million increase in franchise fees for Legacy-Marriott operations reflected the impact of unit growth across our system ($13 million), higher fees from properties that converted from managed to franchised ($4 million), and stronger sales at existing properties ($3 million), partially offset by lower relicensing fees ($3 million) and the impact of unfavorable foreign exchange rates ($2 million).
The $9 million increase in incentive management fees for Legacy-Marriott operations reflected higher net house profit and unit growth across our segments, partially offset by the impact of unfavorable foreign exchange rates ($2 million).
In the 2016 third quarter, 63 percent of our Legacy-Marriott managed properties paid incentive management fees to us versus 64 percent in the 2015 third quarter. In North America, 60 percent of managed properties paid incentive fees in both the 2016 third quarter and in the 2015 third quarter. Outside North America, 66 percent of managed properties paid incentive fees in the 2016 third quarter compared to 69 percent in the 2015 third quarter. In addition, in the 2016 third quarter, 47 percent of our incentive management fees came from properties outside of North America versus 51 percent in the 2015 third quarter.
The $20 million increase in owned, leased, and other revenue for Legacy-Marriott operations reflected $14 million of higher owned and leased revenue and $6 million in higher other revenue predominately from branding fees ($4 million). The increase in owned and leased revenue primarily reflected improved sales, including results from several properties following renovations ($14 million), and favorable results at two new owned properties ($8 million), partially offset by a property that converted to managed ($10 million).
The $150 million increase in cost reimbursements revenue for Legacy-Marriott operations reflected the impact of higher property occupancies, unit growth across our system, and growth in the Marriott Rewards program.

First Three Quarters. The following discussion presents our analysis of our revenues for the 2016 first three quarters compared to the 2015 first three quarters. The table below presents the impact of the Starwood Combination, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

	Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Base management fees	$538	$526	$12	$8	$4	1%
Franchise fees	692	652	40	8	32	5%
Incentive management fees	276	238	38	4	34	14%
	1,506	1,416	90	20	70
Owned, leased, and other revenue	771	729	42	30	12	2%
Cost reimbursements	9,339	8,635	704	118	586	7%
	$11,616	$10,780	$836	$168	$668
The $4 million increase in base management fees for Legacy-Marriott operations primarily reflected the impact of unit growth across our system ($16 million) and stronger sales at existing properties ($14 million), partially offset by the impact of unfavorable foreign exchange rates ($13 million), lower deferred fees ($11 million), and properties that converted from managed to franchised ($6 million).
The $32 million increase in franchise fees for Legacy-Marriott operations reflected the impact of unit growth across our system ($36 million), stronger sales at existing properties ($13 million), and higher fees due to properties that converted from managed to franchised ($8 million), partially offset by lower relicensing fees ($21 million) and the impact of unfavorable foreign exchange rates ($6 million).
The $34 million increase in incentive management fees for Legacy-Marriott operations reflected higher net house profit, unit growth across our segments, incentive fees earned from limited-service portfolios ($10 million), and higher deferred fees ($6 million), partially offset by the impact of unfavorable foreign exchange rates ($6 million).
In the 2016 first three quarters, 69 percent of our Legacy-Marriott managed properties paid incentive management fees to us versus 68 percent in the 2015 first three quarters. In North America, 67 percent of managed properties paid incentive fees in the 2016 first three quarters compared to 66 percent in the 2015 first three quarters. Outside North America, 72 percent of managed properties paid incentive fees in both the 2016 first three quarters and in the 2015 first three quarters. In addition, in the 2016 first three quarters, 45 percent of our incentive management fees came from properties outside of North America versus 48 percent in the 2015 first three quarters.
The $12 million increase in owned, leased, and other revenue for Legacy-Marriott operations reflected $30 million in higher other revenue predominately from branding fees ($26 million) and termination fees ($2 million), partially offset by $18 million of lower owned and leased revenue. The decrease in owned and leased revenue primarily reflected properties that converted to managed ($52 million), partially offset by improved sales, including results from several properties following renovations ($27 million), and favorable results at two new owned properties ($9 million).
The $586 million increase in cost reimbursements revenue for Legacy-Marriott operations reflected the impact of higher property occupancies, unit growth across our system, and growth in the Marriott Rewards program.

Operating Income
Third Quarter. Operating income decreased by $168 million from $339 million to $171 million. The decrease in operating income reflected a $46 million increase in fee revenue, which we discuss in the preceding “Revenues” section, a $228 million increase in merger-related costs and charges which we discuss in Footnote No. 3, “Merger-related costs and charges,” as well as the following changes. The table below presents the impact of the Starwood Combination, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

	Three Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Owned, leased, and other revenue	$279	$229	$50	$30	$20	9%
Owned, leased, and other - direct expense	194	175	19	18	1	1%
	85	54	31	12	19	35%
Depreciation, amortization, and other	36	31	5	4	1	3%
General, administrative, and other	161	149	12	7	5	3%
Owned, leased, and other revenue, net of direct expenses for Legacy-Marriott operations increased by $19 million. The increase was largely attributable to $15 million of higher owned and leased revenue, net of direct expenses and $4 million in higher branding fees. The $15 million of higher owned and leased revenue, net of direct expenses reflected $6 million of overall favorable results at several North American Full-Service properties, $6 million of net stronger performance at several International properties following renovations, and $4 million at two new owned properties.
General, administrative, and other expenses for Legacy-Marriott operations increased by $5 million. The increase largely reflected $5 million of higher administrative costs to grow our brands globally and $3 million of higher bad debt reserves, partially offset by a $2 million release of guarantee accruals.
First Three Quarters. Operating income decreased by $113 million from $1,040 million to $927 million. The decrease in operating income reflected a $90 million increase in fee revenue, which we discuss in the preceding “Revenues” section, a $250 million increase in merger-related costs and charges which we discuss in Footnote No. 3, “Merger-related costs and charges,” as well as the following changes. The table below presents the impact of the Starwood Combination, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

	Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Owned, leased, and other revenue	$771	$729	$42	$30	$12	2%
Owned, leased, and other - direct expense	533	552	(19)	18	(37)	(7)%
	238	177	61	12	49	28%
Depreciation, amortization, and other	97	107	(10)	4	(14)	(13)%
General, administrative, and other	470	446	24	7	17	4%
Owned, leased, and other revenue, net of direct expenses for Legacy-Marriott operations increased by $49 million. The increase was largely attributable to $26 million in higher branding fees, $17 million of higher owned and leased revenue, net of direct expenses, and $2 million of higher termination fees. The $17 million of higher owned and leased revenue, net of direct expenses primarily reflected $9 million of net stronger performance at several International properties following renovations, $6 million of overall favorable results at several North American Full-Service properties, $4 million of lower pre-opening costs, and $4 million at two new owned properties, partially offset by $9 million from a property that converted from owned to managed.

Depreciation, amortization, and other expense for Legacy-Marriott operations decreased by $14 million. The decrease primarily reflected a favorable variance to the 2015 impairment charges on the EDITION hotels ($12 million) and corporate equipment ($4 million).
General, administrative, and other expenses for Legacy-Marriott operations increased by $17 million. The increase primarily reflected $16 million of higher administrative costs to grow our brands globally, and $14 million of higher legal expenses net of litigation resolutions, partially offset by $14 million in lower reserve for guarantee funding.
Non-Operating Income (Expense) and Income Taxes
Third Quarter. The table below presents the impact of the Starwood Combination, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

	Three Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Gains and other income, net	$3	$—	$3	$(1)	$4	nm
Interest expense	(55)	(43)	12	1	11	26%
Interest income	9	5	4	—	4	80%
Equity in earnings	3	8	(5)	1	(6)	(75)%
Provision for income taxes	(61)	(99)	(38)	(36)	(2)	(2)%
nm means percentage change is not meaningful.
Interest expense for Legacy-Marriott operations increased by $11 million. The increase was primarily due to the issuances of Series Q and R Notes in the 2016 second quarter and Series O and P Notes in the 2015 third quarter ($16 million), partially offset by the maturities of Series H Notes in the 2016 second quarter and Series G Notes in the 2015 fourth quarter ($9 million).
Interest income for Legacy-Marriott operations increased by $4 million partially due to higher interest income on a loan that we provided to an owner in conjunction with entering into a franchise agreement for a North American Limited-Service property in the 2015 fourth quarter.
Equity in earnings for Legacy-Marriott operations decreased by $6 million. The decrease primarily reflects an unfavorable variance to a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities.
Provision for income tax for Legacy-Marriott operations decreased by $2 million. The decrease was primarily from lower pre-tax earnings due to merger-related expenses, partially offset by higher earnings from operations.
First Three Quarters. The table below presents the impact of the Starwood Combination, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

	Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Gains and other income, net	$3	$20	$(17)	$(1)	$(16)	(80)%
Interest expense	(159)	(121)	38	1	37	31%
Interest income	22	19	3	—	3	16%
Equity in earnings	8	13	(5)	1	(6)	(46)%
Provision for income taxes	(265)	(314)	(49)	(36)	(13)	(4)%
Gains and other income, net for Legacy-Marriott operations decreased by $16 million primarily due to the net gain that we recorded in the prior year, which consisted of a $41 million gain on the redemption of a preferred equity ownership interest, partially offset by $21 million of losses on dispositions of real estate.

Interest expense for Legacy-Marriott operations increased by $37 million. The increase was primarily due to the issuances of Series Q and R Notes in the 2016 second quarter and Series O and P Notes in the 2015 third quarter ($31 million), the amortization of costs for a bridge term loan facility commitment that we obtained in the 2016 first quarter and terminated in the 2016 second quarter ($13 million), and net lower capitalized interest as a result of the completion of The New York (Madison Square Park) EDITION in the 2015 second quarter ($8 million), partially offset by the maturities of Series H Notes in the 2016 second quarter and Series G Notes in the 2015 fourth quarter ($19 million).
Interest income for Legacy-Marriott operations increased by $3 million primarily due to higher interest income on a loan that we provided to an owner in conjunction with entering into a franchise agreement for a North American Limited-Service property in the 2015 fourth quarter ($6 million), partially offset by lower interest income on two repaid loans ($5 million).
Equity in earnings for Legacy-Marriott operations decreased by $6 million. The decrease primarily reflects an unfavorable variance to a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities.
Provision for income tax for Legacy-Marriott operations decreased by $13 million. The decrease was primarily from lower pre-tax earnings due to merger-related expenses and a $15 million release of a valuation allowance related to a capital loss, partially offset by higher earnings from operations and a $5 million reserve established due to a recent examination of a tax position taken in a foreign jurisdiction.
Adjusted Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“Adjusted EBITDA”)
Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), a financial measure not required by, or presented in accordance with, U.S. GAAP, reflects Net Income excluding the impact of interest expense, provision for income taxes, and depreciation and amortization. Our non-GAAP measure of Adjusted EBITDA further adjusts EBITDA to exclude (1) pre-tax transaction and transition costs associated with the Starwood Combination, which we recorded in the “Merger-related costs and charges” caption of our Income Statements in the 2016 third quarter and 2016 first three quarters, (2) the impact on Adjusted EBITDA of the eight days of Starwood results from the Merger Date to September 30, 2016, (3) the $41 million pre-tax gain on the redemption of a preferred equity ownership interest accounted for as a debt security and the $22 million pre-tax loss on dispositions of real estate, which we recorded in the “Gains and other income, net” caption of our Income Statements, (4) pre-tax impairment charges of $12 million in the 2015 first quarter, which we recorded in the “Depreciation, amortization, and other” caption of our Income Statements, and (5) share-based compensation expense for all periods presented.
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
We present our 2016 and 2015 third quarter and first three quarters Net Income, as presented in accordance with GAAP, and Adjusted EBITDA calculations that reflect the changes we describe above and reconcile those measures in the following table:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net Income	$70	$210	$536	$657
Interest expense	55	43	159	121
Tax Provision	61	99	265	314
Depreciation and amortization	36	31	97	95
Depreciation classified in Reimbursed costs	15	15	43	43
Interest expense from unconsolidated joint ventures	1	1	3	2
Depreciation and amortization from unconsolidated joint ventures	4	3	10	8
EBITDA	242	402	1,113	1,240
Merger-related costs and charges	228	—	250	—
Gain on redemption of debt security	—	—	—	(41)
Loss/ (gain) on dispositions of real estate	—	—	—	22
EDITION impairment charges	—	—	—	12
Share-based compensation (including share-based compensation reimbursed by third-party owners)	36	29	95	84
Starwood results for the eight days ended September 30, 2016	(32)	—	(32)	—
Adjusted EBITDA	$474	$431	$1,426	$1,317

BUSINESS SEGMENTS
The following discussion presents our analysis of the operating results of our reportable business segments for the 2016 third quarter compared to the 2015 third quarter and the 2016 first three quarters compared to the 2015 first three quarters. We did not allocate results attributable to the Starwood Combination to our segments, and accordingly, the following discussion excludes the results of Starwood’s operations. See Footnote No. 12, “Business Segments,” to our Financial Statements for other information about each segment, including a reconciliation of segment profits to net income.
Segment and Brand Statistics
The following tables present occupancy, ADR, and RevPAR for comparable properties, for the brands in our North American Full-Service and North American Limited-Service segments, and for our International properties by region. Systemwide statistics include data from our franchised properties, in addition to our owned, leased, and managed properties.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
Legacy-Marriott	Three Months Ended September 30, 2016	Change vs. Three Months Ended September 30, 2015		Three Months Ended September 30, 2016	Change vs. Three Months Ended September 30, 2015
North American Full-Service
Marriott Hotels
Occupancy	78.2%	1.4%	pts.	75.6%	0.1%	pts.
Average Daily Rate	$193.14	2.2%		$174.23	2.3%
RevPAR	$151.00	4.1%		$131.78	2.5%
Renaissance Hotels
Occupancy	77.5%	2.3%	pts.	77.1%	1.7%	pts.
Average Daily Rate	$175.42	3.2%		$163.69	3.3%
RevPAR	$135.93	6.3%		$126.23	5.6%
Autograph Collection Hotels
Occupancy	nm	nm		79.6%	1.9%	pts.
Average Daily Rate	nm	nm		$219.94	2.5%
RevPAR	nm	nm		$175.01	5.1%
The Ritz-Carlton
Occupancy	71.9%	(1.0)%	pts.	71.9%	(1.0)%	pts.
Average Daily Rate	$324.94	2.8%		$324.94	2.8%
RevPAR	$233.60	1.4%		$233.60	1.4%
Composite North American Full-Service
Occupancy	77.2%	1.5%	pts.	75.9%	0.6%	pts.
Average Daily Rate	$202.23	2.3%		$183.16	2.5%
RevPAR	$156.20	4.4%		$138.99	3.3%
North American Limited-Service
Courtyard
Occupancy	76.0%	0.1%	pts.	76.7%	(0.4)%	pts.
Average Daily Rate	$142.70	1.6%		$141.21	1.7%
RevPAR	$108.40	1.8%		$108.28	1.2%
Residence Inn
Occupancy	83.4%	1.6%	pts.	83.6%	(0.1)%	pts.
Average Daily Rate	$153.61	3.9%		$147.33	2.7%
RevPAR	$128.13	5.8%		$123.15	2.6%
Fairfield Inn & Suites
Occupancy	nm	nm		75.6%	(0.5)%	pts.
Average Daily Rate	nm	nm		$115.04	1.9%
RevPAR	nm	nm		$86.98	1.2%
TownePlace Suites
Occupancy	81.1%	3.0%	pts.	79.5%	(0.3)%	pts.
Average Daily Rate	$113.72	5.3%		$108.73	3.1%
RevPAR	$92.21	9.5%		$86.43	2.7%
SpringHill Suites
Occupancy	79.7%	0.6%	pts.	78.6%	(0.1)%	pts.
Average Daily Rate	$125.63	2.8%		$124.29	1.8%
RevPAR	$100.12	3.6%		$97.71	1.7%
Composite North American Limited-Service
Occupancy	78.3%	0.6%	pts.	78.6%	(0.3)%	pts.
Average Daily Rate	$143.15	2.3%		$133.55	2.1%
RevPAR	$112.07	3.2%		$104.91	1.7%
Composite North American - All (1)
Occupancy	77.7%	1.1%	pts.	77.6%	—%	pts.
Average Daily Rate	$176.39	2.4%		$150.08	2.4%
RevPAR	$137.05	3.9%		$116.53	2.4%
nm means not meaningful as the brand is predominantly franchised.

(1)	Excludes Delta Hotels and Resorts and Moxy Hotels as no properties under those brands met our definition of comparable.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
Legacy-Marriott	Three Months Ended September 30, 2016	Change vs. Three Months Ended September 30, 2015		Three Months Ended September 30, 2016	Change vs. Three Months Ended September 30, 2015
International
Caribbean and Latin America
Occupancy	70.4%	2.0%	pts.	68.0%	—%	pts.
Average Daily Rate	$207.25	7.2%		$191.91	2.8%
RevPAR	$145.82	10.3%		$130.54	2.9%
Europe
Occupancy	77.1%	(1.4)%	pts.	76.4%	(0.7)%	pts.
Average Daily Rate	$150.47	1.7%		$147.11	1.7%
RevPAR	$116.07	(0.1)%		$112.44	0.7%
Middle East and Africa
Occupancy	64.5%	4.6%	pts.	63.5%	3.2%	pts.
Average Daily Rate	$126.34	(2.6)%		$120.68	(0.9)%
RevPAR	$81.48	4.8%		$76.58	4.5%
Asia Pacific
Occupancy	76.0%	4.7%	pts.	76.7%	4.1%	pts.
Average Daily Rate	$137.23	(0.8)%		$150.19	(0.5)%
RevPAR	$104.27	5.7%		$115.25	5.2%
Total International (2)
Occupancy	73.5%	2.4%	pts.	72.9%	1.5%	pts.
Average Daily Rate	$146.90	0.7%		$151.00	0.8%
RevPAR	$108.00	4.0%		$110.14	2.9%
Total Worldwide (3)
Occupancy	76.1%	1.6%	pts.	76.7%	0.3%	pts.
Average Daily Rate	$165.78	1.8%		$150.26	2.1%
RevPAR	$126.22	4.0%		$115.27	2.5%

(2)
Includes properties located outside of the United States and Canada for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, AC Hotels by Marriott, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels brands.

(3)
Includes properties worldwide for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Gaylord Hotels, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, AC Hotels by Marriott, Protea Hotels, and Moxy Hotels brands.

	Comparable Company-Operated North American Properties			Comparable Systemwide North American Properties
Legacy-Marriott	Nine Months Ended September 30, 2016	Change vs. Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2016	Change vs. Nine Months Ended September 30, 2015
North-American Full-Service
Marriott Hotels
Occupancy	77.2%	1.2%	pts.	74.3%	0.5%	pts.
Average Daily Rate	$199.34	1.9%		$179.01	2.1%
RevPAR	$153.92	3.6%		$132.98	2.9%
Renaissance Hotels
Occupancy	78.3%	1.6%	pts.	76.3%	1.0%	pts.
Average Daily Rate	$186.57	3.2%		$169.02	3.1%
RevPAR	$146.12	5.3%		$129.00	4.5%
Autograph Collection Hotels
Occupancy	nm	nm	pts.	77.4%	1.3%	pts.
Average Daily Rate	nm	nm		$226.80	1.6%
RevPAR	nm	nm		$175.50	3.4%
The Ritz-Carlton
Occupancy	72.9%	0.6%	pts.	72.9%	0.6%	pts.
Average Daily Rate	$352.03	2.3%		$352.03	2.3%
RevPAR	$256.50	3.1%		$256.50	3.1%
Composite North American Full-Service
Occupancy	76.7%	1.3%	pts.	74.7%	0.7%	pts.
Average Daily Rate	$211.71	2.1%		$189.75	2.3%
RevPAR	$162.42	3.9%		$141.77	3.3%
North American Limited-Service
Courtyard
Occupancy	74.7%	0.7%	pts.	74.6%	0.1%	pts.
Average Daily Rate	$142.90	1.8%		$140.39	2.1%
RevPAR	$106.71	2.8%		$104.72	2.3%
Residence Inn
Occupancy	80.3%	0.7%	pts.	80.5%	(0.2)%	pts.
Average Daily Rate	$151.13	3.1%		$144.01	2.7%
RevPAR	$121.32	4.0%		$115.89	2.5%
Fairfield Inn & Suites
Occupancy	nm	nm	pts.	71.7%	(0.6)%	pts.
Average Daily Rate	nm	nm		$111.93	2.0%
RevPAR	nm	nm		$80.21	1.1%
TownePlace Suites
Occupancy	76.1%	1.1%	pts.	76.6%	0.3%	pts.
Average Daily Rate	$108.18	4.1%		$106.49	2.6%
RevPAR	$82.37	5.6%		$81.54	3.1%
SpringHill Suites
Occupancy	78.3%	1.4%	pts.	76.2%	0.1%	pts.
Average Daily Rate	$128.17	1.9%		$122.65	2.0%
RevPAR	$100.41	3.7%		$93.50	2.1%
Composite North American Limited-Service
Occupancy	76.5%	0.8%	pts.	75.8%	(0.1)%	pts.
Average Daily Rate	$142.71	2.2%		$131.55	2.3%
RevPAR	$109.13	3.2%		$99.68	2.2%
Composite North American - All (1)
Occupancy	76.6%	1.1%	pts.	75.4%	0.2%	pts.
Average Daily Rate	$181.82	2.2%		$151.21	2.4%
RevPAR	$139.29	3.7%		$114.03	2.7%
nm means not meaningful as the brand is predominantly franchised.

(1)	Excludes Delta Hotels and Resorts and Moxy Hotels as no properties under those brands met our definition of comparable.

	Comparable Company-Operated Properties			Comparable Systemwide Properties
Legacy-Marriott	Nine Months Ended September 30, 2016	Change vs. Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2016	Change vs. Nine Months Ended September 30, 2015
International
Caribbean and Latin America
Occupancy	72.0%	0.1%	pts.	68.5%	—%	pts.
Average Daily Rate	$239.07	4.4%		$215.85	2.3%
RevPAR	$172.08	4.5%		$147.87	2.3%
Europe
Occupancy	72.7%	(0.7)%	pts.	70.6%	(0.1)%	pts.
Average Daily Rate	$150.20	2.7%		$146.51	2.5%
RevPAR	$109.24	1.7%		$103.41	2.4%
Middle East and Africa
Occupancy	65.1%	1.1%	pts.	64.1%	0.6%	pts.
Average Daily Rate	$143.28	(3.8)%		$135.56	(2.4)%
RevPAR	$93.31	(2.2)%		$86.83	(1.4)%
Asia Pacific
Occupancy	73.9%	4.4%	pts.	74.7%	3.9%	pts.
Average Daily Rate	$143.73	(0.4)%		$151.72	0.4%
RevPAR	$106.29	5.9%		$113.31	6.0%
Total International (2)
Occupancy	71.6%	1.6%	pts.	70.3%	1.2%	pts.
Average Daily Rate	$155.75	0.6%		$157.50	1.1%
RevPAR	$111.51	2.9%		$110.78	2.9%
Total Worldwide (3)
Occupancy	74.7%	1.3%	pts.	74.4%	0.4%	pts.
Average Daily Rate	$172.51	1.7%		$152.39	2.1%
RevPAR	$128.94	3.4%		$113.39	2.7%

(2)
Includes properties located outside of the United States and Canada for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, AC Hotels by Marriott, Courtyard, Residence Inn, Fairfield Inn & Suites, Protea Hotels, and Moxy Hotels brands.

(3)
Includes properties worldwide for The Ritz-Carlton, Bulgari Hotels & Resorts, EDITION, Autograph Collection Hotels, Renaissance Hotels, Marriott Hotels, Gaylord Hotels, Courtyard, Residence Inn, SpringHill Suites, Fairfield Inn & Suites, TownePlace Suites, AC Hotels by Marriott, Protea Hotels, and Moxy Hotels brands.

North American Full-Service (Legacy-Marriott)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015		September 30, 2016	September 30, 2015	Change 2016 vs. 2015
Segment revenues	$2,222	$2,128	$94	4%	$6,903	$6,555	$348	5%
Segment profits	$148	$126	$22	17%	$506	$424	$82	19%
Since the end of the 2015 third quarter, across our North American Full-Service segment we added 20 properties (4,486 rooms) and four properties (501 rooms) left our system.
Third Quarter. For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, RevPAR for comparable systemwide North American Full-Service properties increased by 3.3 percent to $138.99, occupancy for these properties increased by 0.6 percentage points to 75.9 percent, and ADR increased by 2.5 percent to $183.16.
The $22 million increase in segment profits, compared to the 2015 third quarter, was driven by $5 million of higher incentive management fees, $8 million of higher owned, leased, and other revenue, net of direct expenses, $5 million of higher franchise fees, and $3 million of higher base management fees.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Higher incentive management fees were primarily driven by higher net house profits at managed hotels.
Higher owned, leased, and other revenue, net of direct expenses primarily reflected favorable operating results at several properties.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $1,991 million in the 2016 third quarter, compared to $1,921 million in the 2015 third quarter.
First Three Quarters. For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, RevPAR for comparable systemwide North American Full-Service properties increased by 3.3 percent to $141.77, occupancy for these properties increased by 0.7 percentage points to 74.7 percent, and ADR increased by 2.3 percent to $189.75.
The $82 million increase in segment profits, compared to the 2015 first three quarters, was driven by $34 million of higher owned, leased, and other revenue, net of direct expenses, $18 million of higher franchise fees, $15 million of higher incentive management fees, $9 million of higher base management fees, and $8 million of lower general, administrative, and other expenses, partially offset by $2 million of lower equity in earnings.
Higher base management and franchise fees were due to stronger RevPAR driven by rate and unit growth. Increased incentive management fees were primarily driven by higher net house profits at managed hotels.
Higher owned, leased, and other revenue, net of direct expenses primarily reflected $17 million of higher branding fees, $6 million of favorable operating results at several properties, and $5 million of lower pre-opening costs.
Lower general, administrative, and other expenses were primarily due to lower reserves for guarantee funding.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $6,149 million in the 2016 first three quarters, compared to $5,867 million in the 2015 first three quarters.

North American Limited-Service (Legacy-Marriott)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015		September 30, 2016	September 30, 2015	Change 2016 vs. 2015
Segment revenues	$936	$846	$90	11%	$2,675	$2,405	$270	11%
Segment profits	$193	$180	$13	7%	$539	$510	$29	6%
Since the end of the 2015 third quarter, across our North American Limited-Service segment we added 208 properties (23,441 rooms) and 14 properties (1,473 rooms) left our system. The majority of the properties that left our system were from the Residence Inn and Fairfield Inn & Suites brands.
Third Quarter. For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, RevPAR for comparable systemwide North American Limited-Service properties increased by 1.7 percent to $104.91, occupancy for these properties decreased by 0.3 percentage points to 78.6 percent, and ADR increased by 2.1 percent to $133.55.
The $13 million increase in segment profits, compared to the 2015 third quarter, reflected $8 million of higher franchise fees, $2 million of lower general, administrative, and other expenses, $1 million of higher incentive management fees, $1 million of higher owned, leased, and other revenue, net of direct expenses, and unchanged base management fees.
Base management fees were unchanged as stronger RevPAR and unit growth were offset by a $2 million decrease in deferred fee recognition. Higher franchise fees were primarily due to stronger RevPAR and unit growth, partially offset by $3 million of lower relicensing fees.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $701 million in the 2016 third quarter, compared to $623 million in the 2015 third quarter.
First Three Quarters. For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, RevPAR for comparable systemwide North American Limited-Service properties increased by 2.2 percent to $99.68, occupancy for these properties decreased by 0.1 percentage points to 75.8 percent, and ADR increased by 2.3 percent to $131.55.
The $29 million increase in segment profits, compared to the 2015 first three quarters, reflected $11 million of higher incentive management fees, $8 million of higher franchise fees, $6 million of lower general, administrative, and other expenses, $3 million of higher gains and other income, net, $2 million of lower depreciation, amortization, and other expense, and $2 million of higher owned, leased, and other revenue, net of direct expenses, partially offset by $3 million of lower base management fees.
Base management fees were lower due to an $11 million decrease in deferred fee recognition, partially offset by $8 million of stronger RevPAR, driven by rate, and unit growth. Franchise fees were higher primarily reflecting $31 million from new units and stronger RevPAR, driven by rate, partially offset by $22 million of lower relicensing fees. Increased incentive management fees were primarily driven by $10 million of incentive fees earned from limited-service portfolios.
Lower general, administrative, and other expenses were primarily due to a $7 million release of guarantee accruals.
Higher gains and other income, net reflected a favorable variance to the $4 million disposal loss for a North American Limited-Service segment plot of land that we recorded in the 2015 second quarter.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $2,011 million in the 2016 first three quarters, compared to $1,761 million in the 2015 first three quarters.

International (Legacy-Marriott)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2016	September 30, 2015	Change 2016 vs. 2015		September 30, 2016	September 30, 2015	Change 2016 vs. 2015
Segment revenues	$545	$532	$13	2%	$1,672	$1,623	$49	3%
Segment profits	$67	$69	$(2)	(3)%	$217	$203	$14	7%
Since the end of the 2015 third quarter, across our International regions we added 71 properties (15,970 rooms), and 17 properties (2,642 rooms) left our system.
Third Quarter. For the three months ended September 30, 2016, compared to the three months ended September 30, 2015, RevPAR for comparable systemwide International properties increased by 2.9 percent to $110.14, occupancy for these properties increased by 1.5 percentage points to 72.9 percent, and ADR increased by 0.8 percent to $151.00. See “Business and Overview” for a discussion of results in the various International regions.
The $2 million decrease in segment profits, compared to the 2015 third quarter, consisted of $6 million of higher general, administrative, and other expenses, $6 million of lower equity in earnings, $1 million of higher depreciation, amortization, and other expense, and $1 million of lower base management and franchise fees, partially offset by $9 million of higher owned, leased, and other revenue, net of direct expenses, $2 million of higher incentive management fees, and $1 million of higher gains and other income, net.
Lower base management and franchise fees were due to the impact of $6 million in unfavorable foreign exchange rates, partially offset by $5 million of stronger RevPAR, driven by both occupancy and rate, and unit growth.
Higher owned, leased, and other revenue, net of direct expenses largely reflected $6 million net stronger performance at several properties following renovations and $4 million of favorable results at two new owned properties.
Higher general, administrative, and other expenses largely reflected $4 million increase in costs to grow our brands globally and $3 million of higher bad debt reserves.
Lower equity in earnings reflected a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities.
Cost reimbursements revenue and expenses for our International properties totaled $329 million in the 2016 third quarter, compared to $321 million in the 2015 third quarter.
First Three Quarters. For the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, RevPAR for comparable systemwide International properties increased by 2.9 percent to $110.78, occupancy for these properties increased by 1.2 percentage points to 70.3 percent, and ADR increased by 1.1 percent to $157.50. See "Business and Overview" for a discussion of results in the various International regions.
The $14 million increase in segment profits, compared to the 2015 first three quarters, consisted of $19 million of prior year losses recorded in gains and other income, net, $7 million of higher incentive management fees, $4 million of higher owned, leased, and other revenue, net of direct expenses, and $1 million of higher base management and franchise fees, partially offset by $12 million of higher general, administrative, and other expenses, $3 million of lower equity in earnings, and $2 million of higher depreciation, amortization, and other expense.
Higher base management and franchise fees were due to $18 million of stronger RevPAR, driven by both occupancy and rate, and unit growth, partially offset by the impact of $15 million in unfavorable foreign exchange rates. The increase in incentive management fees was due to a $6 million increase in deferred fee recognition and $5 million from new managed properties, partially offset by the impact of $6 million in unfavorable foreign exchange rates.

Higher owned, leased, and other revenue, net of direct expenses largely reflected $9 million net stronger performance at several properties following renovations and $4 million of favorable results at two new owned properties, partially offset by $9 million from a property that converted from owned to managed.
Higher general, administrative, and other expenses were primarily due to an increase in costs to grow our brands globally.
Higher gains and other income, net was primarily due to an $18 million prior year disposal loss for an International property that we recorded in the 2015 second quarter.
Cost reimbursements revenue and expenses for our International properties totaled $1,022 million in the 2016 first three quarters, compared to $955 million in the 2015 first three quarters.
SHARE-BASED COMPENSATION
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
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
In the 2016 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4,000 million, up to $2,500 million of which was initially available, with the full $4,000 million becoming available to us with the closing of the Starwood Combination. The availability of the Credit Facility supports our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. In addition, we used borrowings under the Credit Facility, a portion of which we later repaid with commercial paper supported by the Credit Facility, to finance part of the cash component of the consideration we paid to Starwood shareholders and certain fees and expenses we incurred in connection with the Starwood Combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. The term of the facility expires on June 10, 2021.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated EBITDA, giving pro forma effect for certain material acquisitions, each as defined in the Credit Facility) to not more than 4 to 1. In connection with the Starwood Combination, we exercised our option to temporarily increase the maximum permitted leverage under the Credit Facility to 4.5 to 1 for the 2016 third and fourth quarters and the 2017 first quarter. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants to restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
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
At September 30, 2016, our available borrowing capacity amounted to $2,479 million and reflected borrowing capacity of $1,401 million under our Credit Facility and our cash balance of $1,078 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $1,000 million of outstanding borrowings under the Credit Facility and $1,599 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Cash and cash equivalents totaled $1,078 million at September 30, 2016, an increase of $982 million from year-end 2015, reflecting cash inflows associated with the following: commercial paper and Credit Facility borrowings ($1,657 million), issuance of long-term debt, net of repayments ($1,187 million), operating activities ($1,132 million), disposition of a North American Limited-Service segment plot of land ($46 million), loan collections, net of advances ($37 million), common stock issuances ($22 million), and net other investing cash inflows ($22 million). The following cash outflows partially offset these cash inflows: cash consideration, net of cash acquired to Starwood shareholders ($2,412 million), dividend payments ($257 million), purchase of treasury stock ($248 million), capital expenditures ($132 million), contract acquisition costs ($55 million), and net other financing cash outflows ($24 million).
Our ratio of current assets to current liabilities was 0.7 to 1.0 at the end of the 2016 third quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $132 million in the 2016 first three quarters and $218 million in the 2015 first three quarters that included expenditures for the development and construction of new hotels, as well as improvements to existing properties and systems initiatives. The decrease in capital expenditures from the 2015 first three quarters is primarily due to lower spending for our EDITION hotels compared to the year-ago period. See our Condensed Consolidated Statements of Cash Flows for information on investment spending for the 2016 first three quarters. We expect consolidated investment spending for the 2016 full year will total approximately $425 million to $475 million, including approximately $100 million for maintenance capital spending and approximately $75 million for investment spending for Legacy-Starwood brands in the 2016 fourth quarter. Consolidated investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments.
Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination we acquired 15 hotels and joint venture interests in various hotels, most of which we may seek to sell in coming years. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include loans and noncontrolling equity investments.
Contractual Obligations
As of the end of the 2016 third quarter, we had significant changes to the following categories of our “Contractual Obligations” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Form 10-K due to the Starwood Combination discussed in Footnote No. 2, “Acquisitions and Dispositions” and an increase in debt from higher commercial paper and Credit Facility borrowings and the issuances of Series Q and R Notes, both discussed in Footnote No. 8, “Long-Term Debt.”

		Payments Due by Period
($ in millions)	Total	Remainder of 2016	Years 2017 - 2018	Years 2019 - 2020	Thereafter
Debt (1)	$9,985	$81	$1,118	$1,523	$7,263
Capital lease obligations (1)	259	3	25	26	205
Operating leases where we are the primary obligor	1,815	48	360	287	1,120
Purchase obligations	477	58	272	144	3
	$12,536	$190	$1,775	$1,980	$8,591

(1)	Includes principal as well as interest payments.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2016 third quarter, our long-term debt had a weighted average interest rate of 3.3 percent and a weighted average maturity of approximately 6 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2016 third quarter.
Guarantee Commitments
There have been no significant changes to our “Guarantee Commitments” table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2015 Form 10-K, other than those described below.
At the end of the 2016 first three quarters, guarantees where we are the primary obligor increased by $23 million to $251 million, compared to $228 million at year-end 2015, reflecting a $14 million increase in operating profit and other guarantees and a $9 million increase in debt service guarantees. At the end of the 2016 first three quarters, guarantees for which we are secondarily liable decreased by $18 million to $74 million, compared to $92 million at year-end 2015. At the end of the 2016 first three quarters, future guarantee commitments expire as follows: $7 million in 2016; $47 million in 2017; $45 million in 2018; $81 million in 2019; $37 million in 2020; and $108 million thereafter.
See the “Guarantees” caption in Footnote No. 7, “Commitments and Contingencies” for additional information on our guarantees.
Share Repurchases
As of September 30, 2016, approximately 35.7 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
Our Board of Directors declared the following quarterly cash dividends in the 2016 first three quarters: (1) $0.25 per share declared on February 11, 2016 and paid March 31, 2016 to shareholders of record on February 25, 2016; (2) $0.30 per share declared on May 6, 2016 and paid June 30, 2016 to shareholders of record on May 20,

2016; and (3) $0.30 per share declared on September 13, 2016 and paid September 30, 2016 to shareholders of record on September 23, 2016.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In conjunction with the Starwood Combination we had a material change to our market risk from interest rates. The information in this section should be read in conjunction with the discussion about market risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2015 Form 10-K.
We are exposed to interest rate risk on our floating-rate notes receivable and floating-rate debt. Changes in interest rates also impact the fair value of our fixed-rate notes receivable and the fair value of our fixed-rate long-term debt.
The following table sets forth the scheduled maturities and the total fair value as of September 30, 2016 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2016	2017	2018	2019	2020	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$1	$31	$11	$12	$73	$131	$131
Average interest rate							3.43%
Floating-rate notes receivable	$5	$—	$43	$4	$5	$58	$115	$102
Average interest rate							3.33%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(4)	$(301)	$(260)	$(747)	$(358)	$(4,127)	$(5,797)	$(5,963)
Average interest rate							3.52%
Floating-rate debt	$(10)	$—	$(152)	$(104)	$—	$(2,588)	$(2,854)	$(2,854)
Average interest rate							2.80%
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize, and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our

Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure. Our assessment of and conclusion on the effectiveness of disclosure controls and procedures did not include controls and procedures related to Starwood.
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2016 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of assessing and integrating Starwood’s internal control over financial reporting with our existing internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
See the information under “Legal Proceedings” in Footnote No. 7, “Commitments and Contingencies” to our Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Risks Relating to Our Integration of Starwood
The diversion of resources and management’s attention to the integration of Starwood could adversely affect our day-to-day business. The integration of Starwood may place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We may not be able to integrate Starwood successfully and many of the anticipated benefits of combining Starwood and Marriott may not be realized. We entered into the Merger Agreement with the expectation that the

Starwood Combination will result in various benefits, including, among other things, operating efficiencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether we can integrate the business of Starwood in an efficient and effective manner.
The integration process could also take longer than we anticipate and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the benefits we anticipate. Our resulting portfolio of approximately 30 brands may be challenging for us to maintain and grow, and the harmonization of our different reservations and other systems and business practices could be more difficult, disruptive, and time consuming than we anticipate. We may also have difficulty addressing possible differences in corporate cultures and management philosophies. We may incur unanticipated costs in the integration of the businesses of Starwood. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will over time offset the substantial incremental transaction and merger-related costs and charges we incurred in connection with the Starwood Combination, we may not achieve this net benefit in the near term, or at all.
The integration process is subject to a number of uncertainties, and we cannot assure you that the benefits we anticipate will be realized at all or as quickly as we expect. If we don’t achieve those benefits, our costs could increase, our expected net income could decrease, and the combined company’s future business, financial condition, operating results, and prospects could suffer.
Our future results will suffer if we do not effectively manage our expanded operations. With completion of the Starwood Combination, the size of our business has increased significantly. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.
We may not be able to retain Marriott and/or Legacy-Starwood personnel successfully. The success of the Starwood Combination will depend in part on our ability to retain the talents and dedication of key Marriott and Legacy-Starwood employees. It is possible that these employees may decide not to remain with us. If key employees terminate their employment, or if we cannot maintain a sufficient number of employees to maintain effective operations, our business activities could be adversely affected and management’s attention could be diverted from successfully integrating Starwood to hiring and on-boarding suitable replacements, all of which may cause our business to suffer. In addition, we may not be able to locate suitable replacements for any key employees who leave us, or offer employment to potential replacements on reasonable terms.
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
The growing significance of our operations outside of the United States, including as a result of the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. At the end of the 2016 third quarter, we operated or franchised hotels and resorts in 120 countries and territories. With the acquisition of Starwood, the hotels we operate or franchise outside of the United States represented more than 36 percent of the rooms in our system at the end of the 2016 third quarter. We expect that our international operations, and resulting revenues, will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner, or in some cases at all due to foreign exchange restrictions; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy Hotels, Delta Hotels and Resorts, and those we acquired as a result of the Starwood Combination, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Orlando, Charlotte, Brussels, Paris, Turkey, Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
Disagreements with owners of hotels that we manage or franchise may result in litigation or may delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for certain system initiatives and costs. Such disagreements may be more likely when hotel returns are weaker. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners, but we are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in a significant adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of September 30, 2016, we had $17.2 billion of goodwill and other intangible assets, including $6.4 billion attributable to the Starwood brands (based on the preliminary purchase accounting for the Starwood Combination), a significant increase over the $2.4 billion of goodwill and other intangible assets we had as of December 31, 2015. The amount of goodwill acquired in the Starwood Combination could increase over the year following the acquisition if we determine that the value of physical assets acquired is less than, or the amount of liabilities assumed (including under Starwood’s guest loyalty program) is greater than, we preliminarily estimated. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in customers’ perception of and the reputation of the Starwood brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of the 2016 second quarter, we acquired significant numbers of such properties as part of the Starwood Combination, and such properties are subject to the risks that generally relate to investments in real property. Although we intend to sell most of our owned and leased properties over the next two years, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income will be adversely affected.
Development activities that involve our co-investment with third parties may result in disputes that could increase project costs, impair project operations, or increase project completion risks. Partnerships, joint ventures, and other business structures involving our co-investment with third parties which we have entered into or acquired as part of the Starwood Combination generally include some form of shared control over the operations of the business and create added risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, or could have or develop business interests, policies, or objectives that are inconsistent with ours. Actions by another investor may present additional risks of project delay, increased project costs, or operational difficulties following project completion. Such disputes may also be more likely in difficult business environments.
Investing through partnerships or joint ventures decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, Starwood, and to the lesser extent Marriott, has from time to time invested, and we may continue to invest, as a co-venturer. Joint venturers often have shared control over the operation of the joint venture assets. Therefore, joint venture investments may involve risks such as the possibility that the co-venturer might become bankrupt or not have the financial resources to meet its obligations. Should a joint venture partner become bankrupt we could become liable for our partner’s share of joint venture liabilities. Also, our joint venture partner may have economic or business interests or goals that are inconsistent with our economic or business interests or goals, may be in a position to take action contrary to our instructions, or may make requests contrary to our policies or objectives. Further, we may be unable to take action without the approval of our joint venture partners and, alternatively, our joint venture partners could take actions binding on the joint venture or partnership without our consent. Therefore, actions by a co-venturer might subject the assets owned by the joint venture or partnership to additional risk. We cannot assure you that our investments through partnerships or joint ventures will be successful despite these risks.
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, directly or through noncontrolling interests and/or licensing agreements, in the development and sale of residential properties associated with our brands, including residences and condominiums under our The Ritz-Carlton, EDITION, St. Regis, W, JW Marriott, Autograph Collection, and Marriott brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including the following: (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future hotel development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.
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
Cyber-attacks could have a disruptive effect on our business. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, operator error, or inadvertent releases of data may materially impact our, including our owners’, franchisees’, licensees’, or service providers’, information systems and records. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access to such systems have increased significantly in recent years. A significant theft, loss, or fraudulent use of customer, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
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
Any disruption in the functioning of our reservation system, such as in connection with our integration of Starwood, could adversely affect our performance and results. We manage a global reservation system that communicates reservations to our branded hotels that individuals make directly with us online, through our mobile app, or through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy and efficiency of our reservation system are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation system. In addition, the risk of disruption in the functioning of our global reservation system could increase in connection with the system integration that we anticipate undertaking as part of our integration of Starwood. Disruptions in or changes to our reservation system could result in a disruption to our business and the loss of important data.
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
Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
2.1	Agreement and Plan of Merger, dated as of October 27, 2015, among Starwood, Vistana Signature Experiences, Inc., Iris Merger Sub, Inc., and Interval Leisure Group, Inc.	Exhibit 2.1 to Starwood’s Form 8-K/A filed November 3, 2015 (File No. 001-07959).

2.2	Separation Agreement, dated as of October 27, 2015, among Starwood, Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc.	Exhibit 2.2 to Starwood’s Form 8-K/A filed November 3, 2015 (File No. 001-07959).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed June 18, 2014 (File No. 001-13881).

4.1	Indenture, dated as of September 13, 2007, between Starwood and U.S. Bank National Association, as trustee.	Exhibit 4.1 to Starwood’s Form 8-K filed September 17, 2007 (File No. 001-07959).

4.2	Supplemental Indenture No. 2, dated as of May 23, 2008, between Starwood and U.S. Bank National Association, as trustee.	Exhibit 4.1 to Starwood’s Form 8-K filed May 28, 2008 (File No. 001-07959)

4.3	Supplemental Indenture No. 4, dated as of November 20, 2009, between Starwood and U.S. Bank National Association, as trustee.	Exhibit 4.1 to Starwood’s Form 8-K filed November 20, 2009 (File No. 001-07959).

4.4	Indenture, dated as of December 10, 2012, between Starwood and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to Starwood’s Form 8-K filed December 10, 2012 (File No. 001-07959).

4.5	Supplemental Indenture No. 1, dated as of December 10, 2012, between Starwood and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.2 to Starwood’s Form 8-K filed December 10, 2012 (File No. 001-07959).

4.6	Supplemental Indenture No. 2, dated as of September 15, 2014, between Starwood and The Bank of New York Mellon Trust Company, N.A., as trustee.	Exhibit 4.1 to Starwood’s Form 8-K filed September 15, 2014(File No. 001-07959).

10.1	Side Letter Agreement dated as of September 21, 2016 among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries †	Filed with this report.

10.2	License, Services and Development Agreement, dated as of May 11, 2016, among Starwood, Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc.	Exhibit 10.1 to Starwood’s Form 8-K filed May 12, 2016 (File No. 001-07959).

10.3	Noncompetition Agreement, dated as of May 11, 2016, between Starwood and Vistana Signature Experiences, Inc.	Exhibit 10.2 to Starwood’s Form 8-K filed May 12, 2016 (File No. 001-07959).
10.4	Starwood 1999 Long-Term Incentive Compensation Plan. *	Exhibit 10.4 to Starwood’s Form 10-Q for the quarterly period ended June 30, 1999 (File No. 001-07959).

10.5	First Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001. *	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-07959).

10.6	Second Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan. *	Exhibit 10.2 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

10.7	Starwood 2002 Long-Term Incentive Compensation Plan. *	Annex B of Starwood’s 2002 Notice of Annual Meeting and Proxy Statement filed April 12, 2002 (File No. 001-07959).

10.8	First Amendment to the 2002 Starwood 2002 Long-Term Incentive Compensation Plan. *	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

10.9	Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008. *	Exhibit 10.3 to Starwood’s Form 8-K filed January 6, 2009 (File No. 001-07959).

10.10	First Amendment to the Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008. *	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-07959).

10.11	Starwood 2013 Long-Term Incentive Compensation Plan. *	Exhibit 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
† Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.
* Indicates management contract or compensatory plan or arrangement.
We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015; (iii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
9th day of November, 2016

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)