Form 10-K
period 2016-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2017-02-21
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (383,561,428 shares outstanding as of February 7, 2017)	Nasdaq Global Select Market Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2016, was $12,421,427,301.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2016

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
We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.” We operate, franchise, or license 6,080 properties worldwide, with 1,190,604 rooms as of year-end 2016. We believe that our portfolio of brands is the largest and most compelling range of brands and properties of any lodging company in the world. The following table shows our principal brands:
As of year-end 2016, we group operations into three business segments: North American Full-Service, North American Limited-Service, and International. We provide financial information by segment and geography in Footnote 14 “Property and Equipment” and Footnote 18 “Business Segments.”
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of the Company. Our Financial Statements and related discussions in this report include Starwood’s results of operations from the Merger Date through year-end 2016 and reflect the financial position of our combined company at December 31, 2016, except where we specifically state otherwise, such as certain statistics described under the caption “Performance Measures” in Part II, Item 7. We refer to our business associated with brands that were in our portfolio before the Starwood Combination as “Legacy-Marriott” and to the Starwood business and brands that we acquired as “Legacy-Starwood.” See Footnote 3 “Acquisitions and Dispositions” for more information.
Company-Operated Properties
At year-end 2016, we operated 1,821 properties (521,552 rooms) under long-term management agreements with property owners, 48 properties (10,933 rooms) under long-term lease agreements with property owners (management and lease agreements together, the “Operating Agreements”), and 22 properties (9,906 rooms) that we own. In addition, we operated under long-term management agreements 44 home and condominium communities (5,179 units) for which we manage the related owners’ associations.
Terms of our management agreements vary, but we earn a management fee that is typically composed of a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a percentage of annual revenues in excess of a fixed amount. Many of our Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. A large number of our Operating Agreements also permit the owners to terminate the agreement if we do not meet certain performance metrics and financial returns fail to meet defined levels for a period of time and we have not cured such deficiencies. In certain circumstances, some of our management agreements allow owners to convert company-operated properties to franchised properties under our brands.
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
Franchised, Licensed, and Unconsolidated Joint Venture Properties
We have franchising, licensing, and joint venture programs that permit other hotel owners and operators and two timeshare companies to use many of our lodging brand names and systems. Under our hotel franchising programs, we generally receive an initial application fee and continuing royalty fees, which typically range from four to six percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service hotels. We are a partner in unconsolidated joint ventures that manage and, in some cases, own hotels. Some of these joint ventures also provide services to franchised hotels. We recognize our share of these joint ventures’ net income or loss in the “Equity in earnings” caption of our Income Statements. Franchisees and certain joint ventures contribute to our national marketing and advertising programs and pay fees for use of our centralized reservation systems.
We also receive royalty fees under license agreements with Marriott Vacations Worldwide Corporation (“MVW”), our former timeshare subsidiary that we spun off in 2011, and Vistana Signature Experiences, Inc. (“Vistana”), a subsidiary of Interval Leisure Group, Inc. (“ILG”), which acquired Starwood’s vacation timeshare operations before the Merger Date. MVW is the worldwide developer, marketer, and seller of vacation ownership and related products under the Marriott Vacation Club, Grand Residences by Marriott, and The Ritz-Carlton Destination Club brands. Vistana is the worldwide developer, marketer, seller, and manager of vacation ownership and related products under the Westin and Sheraton brands, and under the St. Regis and The Luxury Collection brands for certain existing properties. We receive license fees from both MVW and Vistana consisting of a fixed annual fee, adjusted for inflation, plus certain variable fees based on sales volumes.
MVW offers Marriott Rewards® Points and The Ritz-Carlton Rewards® Points, and Vistana offers SPG points, to their owners or potential owners as sales, tour, and financing incentives, in exchange for vacation ownership usage rights, for customer referrals, and to resolve customer service issues. MVW buys these points from our Marriott Rewards and The Ritz-Carlton Rewards programs and Vistana buys these points from our Starwood Preferred Guest program.
At year-end 2016, we had 4,006 franchised properties (614,405 rooms), 100 unconsolidated joint venture properties (13,106 rooms), and 83 licensed timeshare, fractional, and related properties (20,702 units).
Residential
We use or license our trademarks for the sale of residential real estate, typically in conjunction with hotel development, and receive branding fees for sales of such branded residential real estate by others. Third-party owners typically construct and sell residences with limited amounts, if any, of our capital at risk. We have used or licensed our JW Marriott, The Ritz-Carlton, The Ritz-Carlton Reserve, W Hotels, The Luxury Collection, St. Regis, EDITION, Bulgari Hotels & Resorts, Marriott Hotels, Sheraton, Westin, and Autograph Collection Hotels brand names and trademarks for residential real estate sales. While the worldwide residential market is very large, we believe the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make residential properties bearing our trademarks distinctive.

Seasonality
In general, business at company-operated and franchised properties fluctuates only moderately with the seasons and is relatively stable. Business at some resort properties may be seasonal depending on location.
Relationship with Major Customer
We operate a number of properties under long-term management agreements that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties operated by us under long-term management agreements. See Footnote 20 “Relationship with Major Customer” for more information.
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
Brand Portfolio
We believe that our brand portfolio offers the largest and most compelling range of brands and properties in hospitality, offering two overall styles of hotels -- Classic and Distinctive -- each of which we group into three quality tiers: Luxury, Premium, and Select.
Classic offers time-honored hospitality for the modern traveler.
Distinctive offers memorable experiences with a unique perspective.
Luxury offers bespoke and superb amenities and services. Our Luxury brand hotels include: JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, and Bulgari Hotels & Resorts.
Premium offers sophisticated and thoughtful amenities and services. These hotel brands include: Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Le Méridien, Autograph Collection Hotels, Delta Hotels, Gaylord Hotels, Marriott Executive Apartments, Marriott Vacation Club, Tribute Portfolio, and Design Hotels.
Select offers smart and easy amenities and services with our longer stay brands offering amenities that mirror the comforts of home. Our Select hotel brands include: Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, TownePlace Suites, Aloft Hotels, AC Hotels by Marriott, Protea Hotels, Element Hotels, and Moxy Hotels.

Our Classic Brands	Our Distinctive Brands
Luxury

JW Marriott thrives in a new hotel paradigm, where design and service come together seamlessly to ensure our guests leave richer than when they arrived replete with new ideas, replenished spirits, and an enlightened view of the world they love.

W Hotels, a leader in contemporary lifestyle space, provides the insider access to what’s new and next, offering a unique mix of cutting-edge design and passions around design, fashion, music, and fuel.

The Ritz-Carlton vision is to inspire life’s most meaningful journeys. The brand engages guests through unique, memorable, and personal experiences that create indelible marks on their lives.
The Luxury Collection mission is to guide our guests on transformative journeys that touch their spirits and enrich their lives and provides unmatched owner value through delivering further reach than an “independent” hotel, with greater brand awareness and stature than smaller brands or affiliate programs.

St. Regis bridges generations by providing a luxury experience that combines modern conveniences and technology with timeless design and personalized service to appeal to a new generation of high-powered, multinational luxury travelers.

EDITION combines the personal, individualized, and unique hotel experience of a world-class boutique hotel with the reach and scale of a global hospitality company to deliver an experience that is polished and personable, charismatic and comfortable, and sophisticated while remaining accessible.

Bulgari Hotels & Resorts offers a contemporary, discriminating collection of luxury hotels in gateway cities and exclusive resort locations around the world.
Premium

Marriott Hotels, as the signature brand of Marriott International, is one of the most recognized names in the industry. Marriott Hotels continues to evolve with contemporary style and design and innovative approaches to delivering service and amenities.

Renaissance Hotels, each hotel offering a journey of discovery and inspiration on and off property, is a collection of hidden gems - multifaceted and distinguished by beautiful and interesting characteristics - yet united by its common core values: intriguing, indigenous, and independent.

Sheraton continues to establish itself as the global hospitality brand of choice. We go beyond, through meaningful acts of service, purposeful design, and innovative programming.	Le Méridien, inspired by its European heritage and mid-century modern design, offers a unique experience at some of the world’s top travel destinations.

Westin, through innovative, signature products and programs combined with instinctive, personal service and intuitive design, delivers on each guest’s every need, driving unmatched guest loyalty and industry-leading performance.

Autograph Collection Hotels is an evolving ensemble of strikingly independent hotels. Exactly like nothing else, each destination has been selected for its quality, bold originality, rich character, and uncommon details.

Delta Hotels by Marriott (“Delta Hotels”), an upscale full-service brand offering a lean and flexible operating model with a clean and refreshing design.	Gaylord Hotels is a collection of hotels and upscale resorts offering diverse convention, entertainment, and lifestyle experiences in the Nashville, Orlando, Dallas, and Washington, D.C. areas.

Marriott Executive Apartments, with its elegantly appointed studio, 1-, 2-, and 3-bedroom apartments in the heart of business, shopping, and entertainment districts, offer a 5 star environment designed to meet the corporate expat’s long stay lodging needs.

Tribute Portfolio gives guests access to exceptional independent hotels around the world. From boutique resorts to exciting hotels in choice urban locations, each Tribute Portfolio hotel offers inspired style and superior service.

Marriott Vacation Club offers the ultimate in vacation flexibility with a deeded, points-based ownership program for resorts, hotels, safaris, and cruises.
Design Hotels represent and market a curated selection of independent hotels. More than a collection of hotels, the company is a collection of stories. Each property reflects the ideas of a visionary hotelier, an "Original," someone with a passion for genuine hospitality, cultural authenticity, thought-provoking design, and architecture.

Our Classic Brands	Our Distinctive Brands
Select

Courtyard by Marriott (“Courtyard”) is a longtime industry leader in meeting the needs of the modern business traveler. Since breaking into the market 30 years ago as a brand built for business, Courtyard has continuously evolved, pushing the boundaries of design, style, and service in the upscale category.
Aloft Hotels offers urban, modern design and a hip social experience all at an affordable price to the next generation of travelers.

Residence Inn by Marriott (“Residence Inn”) created and defined the Extended Stay lodging category, first in North America and now globally. The brand recognizes the different needs of long stay guests and is uniquely suited to serve this significant market segment.

AC Hotels by Marriott was born from the vision of Spanish hotelier Antonio Catalan, who created a new kind of stay for a new kind of traveler - a creative, entrepreneurial, and modern global traveler - who prefers to have fewer things, but expect them to be better than good.

Fairfield Inn & Suites by Marriott (“Fairfield Inn & Suites”) is an established leader in the moderate-tier segment, offering value, consistency, and quality service to business travelers. The brand appeals to owners and franchisees who recognize a strong economic model and investment that works.

Protea Hotels by Marriott (“Protea Hotels”) is the leading hospitality brand in Africa and boasts the highest brand awareness and largest strategic footprint among all the major hospitality brands in Africa. Protea Hotels is ideal for both business and leisure travelers by offering properties in primary and secondary business centers and desirable leisure destinations.

SpringHill Suites by Marriott (“SpringHill Suites”), the largest all-suites brand in the upscale tier, offers guests the little extras to help them enjoy their time away. Offering a fresh take on mixing business and pleasure, the brand allows travelers to expect the unexpected and indulge in the little things that make their trip more exciting.

Element Hotels offers the essentials of balanced travel for today’s standard and longer-stay traveler who does not want to compromise on comfort and design. Element Hotels is grounded in smart, environmentally friendly thinking, from its products, services, and programs to its physical spaces with flowing, multipurpose areas that maximize space.

Four Points caters to well-traveled guests. We give them what they have come to expect - with unexpected perks. Timeless classics are woven together to suit work and play, while keeping guests one step ahead of the game.

Moxy Hotels is a fun, vibrant, and stylish hotel designed to give guests everything they want and nothing they don’t at an affordable price. Launched in 2014, the brand offers up a new way of traveling in which smaller is concentration, not reduction - where affordability is not a sacrifice of style, nor a loss of comfort - and, when we say: “less is more” we accentuate more, not less.

TownePlace Suites by Marriott (“TownePlace Suites”) is designed for extended stay travelers who want to feel at home and stay productive. To appeal to these guests seeking authenticity, personality, and a seamless experience, the concept infuses local flavor into a quiet neighborhood setting, complete with the added comfort, service, and quality of an all-suite hotel.

At year-end 2016, we operated, franchised, or licensed properties in the following geographical regions:

		North America		Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
		U.S.	Canada
Luxury
JW Marriott®	Properties	24	1	6	4	32	13	80
	Rooms	13,943	221	2,075	2,708	13,034	3,346	35,327
The Ritz-Carlton®	Properties	39	1	12	12	27	7	98
	Rooms	11,576	263	2,925	3,835	6,998	1,966	27,563
W® Hotels	Properties	25	1	7	2	11	5	51
	Rooms	8,086	152	1,332	798	2,901	876	14,145
The Luxury Collection®	Properties	14	—	39	6	27	11	97
	Rooms	4,157	—	6,017	1,755	6,468	887	19,284
St. Regis®	Properties	10	—	5	5	15	3	38
	Rooms	1,963	—	720	1,402	3,639	448	8,172
EDITION®	Properties	2	—	1	—	1	—	4
	Rooms	567	—	173	—	526	—	1,266
Bulgari® Hotels & Resorts	Properties	—	—	2	—	1	—	3
	Rooms	—	—	143	—	59	—	202
Premium
Marriott Hotels®	Properties	329	16	97	20	58	26	546
	Rooms	130,132	5,681	23,872	6,809	20,286	7,516	194,296
Sheraton®	Properties	178	18	62	30	123	38	449
	Rooms	66,385	7,965	17,069	10,015	47,207	10,183	158,824
Westin®	Properties	110	15	19	9	51	13	217
	Rooms	46,161	5,544	6,241	2,934	16,299	4,070	81,249
Renaissance® Hotels	Properties	81	3	36	4	31	8	163
	Rooms	27,335	703	8,548	1,076	11,899	2,565	52,126
Le Méridien®	Properties	19	1	15	27	42	2	106
	Rooms	4,365	108	5,051	7,530	10,973	271	28,298
Autograph Collection® Hotels	Properties	62	2	33	2	4	8	111
	Rooms	13,839	460	4,710	532	1,195	4,203	24,939
Delta Hotels®	Properties	2	35	—	—	—	—	37
	Rooms	463	9,321	—	—	—	—	9,784
Gaylord Hotels®	Properties	5	—	—	—	—	—	5
	Rooms	8,098	—	—	—	—	—	8,098
Marriott Executive Apartments®	Properties	—	—	4	7	15	2	28
	Rooms	—	—	358	823	2,774	240	4,195
Tribute PortfolioTM	Properties	12	1	3	—	4	2	22
	Rooms	4,434	242	184	—	556	57	5,473
Select
Courtyard®	Properties	933	28	54	6	41	36	1,098
	Rooms	130,365	4,831	10,167	1,279	10,399	6,014	163,055
Residence Inn®	Properties	704	22	3	3	—	2	734
	Rooms	85,893	3,172	307	301	—	249	89,922
Fairfield Inn & Suites®	Properties	807	21	—	—	5	7	840
	Rooms	74,113	2,319	—	—	918	1,056	78,406
SpringHill Suites®	Properties	357	2	—	—	—	—	359
	Rooms	42,227	299	—	—	—	—	42,526
Four Points®	Properties	101	31	14	8	54	19	227
	Rooms	15,741	4,389	2,202	1,943	13,815	2,583	40,673
TownePlace Suites®	Properties	291	10	—	—	—	—	301
	Rooms	29,071	1,181	—	—	—	—	30,252

		North America		Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
		U.S.	Canada
Aloft® Hotels	Properties	78	3	6	3	20	6	116
	Rooms	11,686	410	1,000	956	4,629	1,034	19,715
AC Hotels by Marriott®	Properties	11	—	80	—	—	4	95
	Rooms	1,913	—	9,879	—	—	966	12,758
Protea Hotels®	Properties	—	—	—	97	—	—	97
	Rooms	—	—	—	9,352	—	—	9,352
Element® Hotels	Properties	18	2	2	—	1	—	23
	Rooms	2,672	321	293	—	188	—	3,474
Moxy Hotels®	Properties	2	—	5	—	—	—	7
	Rooms	294	—	1,000	—	—	—	1,294
Residences and Timeshare
Residences [1]	Properties	34	2	2	—	2	5	45
	Rooms	4,599	214	106	—	63	252	5,234
Timeshare [2]	Properties	66	—	5	—	4	8	83
	Rooms	17,127	—	919	—	420	2,236	20,702
	Total Properties [3]	4,314	215	512	245	569	225	6,080
	Total Rooms [3]	757,205	47,796	105,291	54,048	175,246	51,018	1,190,604

(1)	Figures include home and condominium products for which we manage the related owners’ association.

(2)
Timeshare properties are licensed by MVW under the Marriott Vacation Club®, The Ritz-Carlton Destination Club®, The Ritz-Carlton Residences®, and Grand Residences by MarriottSM brand names, and by Vistana under the Sheraton®, Westin®, St. Regis®, and The Luxury Collection® brand names.

(3)	Excludes Design HotelsTM properties, which participate as partner hotels in the SPG loyalty program and are available for booking through our reservation channels.
Other Activities
Credit Card Programs. At year-end 2016, we licensed 13 credit card programs in the United States, Canada, United Kingdom, United Arab Emirates, and Japan, which include Marriott Rewards, The Ritz-Carlton Rewards, and Starwood Preferred Guest (“SPG”) credit cards. We earn licensing fees based on card usage, and the cards are designed to encourage loyalty to our brands.
Loyalty Programs, Sales and Marketing, and Reservation Systems. Our customer loyalty programs, Marriott Rewards and The Ritz-Carlton Rewards, and SPG (collectively “Loyalty Programs”), have 30 participating brands. MVW, Vistana, and other program partners also participate in one or more of our Loyalty Programs. The Loyalty Programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 49 participating airline programs. We believe that our Loyalty Programs generate substantial repeat business that might otherwise go to competing hotels. In 2016, Loyalty Programs members purchased over 50 percent of our room nights. While we continue to run our Loyalty Programs in parallel, we encourage the linking of accounts between the Loyalty Programs, allowing instant elite status match, and enabling the transfer of points between the programs. We continue to enhance our Loyalty Program offerings and strategically market to this large and growing customer base. Our loyalty member base provides a low cost and high impact vehicle for our revenue generation efforts. See the “Loyalty Programs” caption in Footnote 2 “Summary of Significant Accounting Policies” for more information.
Marriott.com, Starwoodhotels.com, SPG.com, our international sites, and our mobile apps continued to grow significantly in 2016. Our web and mobile platforms allow for a seamless booking experience, and enable our guests to easily enroll in our Loyalty Programs and book our exclusive Member Rates. Our Look No Further® Best Rate Guarantee ensures best rate integrity, strengthening consumer confidence in our brand, and gives customers access to the same rates when they book through our various direct channels. We also continue to grow engagement levels with millions of customers through our mobile guest services. In addition to existing mobile services like mobile check-in and check-out, in 2016 we expanded to add mobile service requests, now offered at many hotel brands around the globe, enabling guests to engage in a two-way chat with the hotel before their arrival and throughout their stay. Our digital strategy continues to focus on creating a simple and efficient digital booking experience, and to create a superior and memorable stay experience for our guests powered by digital guest services across our hotel portfolio.
At year-end 2016, we operated 24 hotel reservation centers, nine in the United States and Canada and 15 in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own two of the U.S. facilities and either lease the others or share space with an existing Marriott property. While pricing is set by our hotels, our reservation system manages inventory and allows us to utilize third party agents where cost effective. Economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.
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
As we further discuss in Part I, Item 1A “Risk Factors” later in this report, we utilize sophisticated technology and systems in our reservation, revenue management, and property management systems, in our Loyalty Programs, and in other aspects of our business. We also make certain technologies available to our guests. Keeping pace with developments in technology is important for our operations and our competitive position. Furthermore, the integrity and protection of customer, employee, and company data is critical to us as we use such data for business decisions and to maintain operational efficiency.
Environmental Responsibility and Sustainable Hotels. Our sustainability strategy supports business growth, conservation of natural resources, and protecting our planet through wide-reaching environmental initiatives. Marriott’s environmental goals are to: (1) reduce energy and water consumption by 20 percent from 2007 to 2020; (2) empower our hotel development partners to build sustainable hotels; (3) green our multi-billion dollar supply chain; (4) educate and inspire associates and guests to conserve and preserve; and (5) address environmental challenges through innovative conservation initiatives including rainforest protection and water conservation.
We recognize our responsibility to reduce waste as well as water and energy consumption in our hotels and corporate offices. Our focus remains on continually integrating greater environmental sustainability throughout our business. In the year ahead, we intend to build upon our progress and launch our next generation of sustainability goals. We were the first major hotel chain to calculate our carbon footprint and launch a plan to improve energy efficiency, conserve water, and support globally significant projects that reduce deforestation. We use Energy and Environmental Action plans to help our properties achieve energy and water reduction goals. Working in partnership with the U.S. Green Building Council’s Leadership in Energy and Environmental Design (LEED®) certification, Marriott is empowering our hotel development partners to build sustainable hotels. Marriott has one of the largest portfolios of LEED-certified buildings in the hospitality industry with 111 certified properties and over 180 more in the development pipeline.
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
Competition
We encounter strong competition both as a lodging operator and as a franchisor. According to lodging industry data, there are approximately 1,044 lodging management companies in the United States, including approximately 20 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national and international chains that own and operate their own hotels and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if it does not meet certain financial or performance criteria.
During the last recession, demand for hotel rooms declined significantly, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved from 2010 through 2016, cost reductions could again become necessary if demand trends reverse. We would expect to implement any such efforts in a manner designed to maintain customer loyalty, owner preference, and associate satisfaction, in order to help maintain or increase our market share.
Affiliation with a national or regional brand is common in the U.S. lodging industry, and we believe that our brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2016, approximately 60 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its hotel name and reservation system. In the franchising business, we face a number of competitors that have strong brands and customer appeal, including Hilton, Intercontinental Hotels Group, Hyatt, Wyndham, Accor, Choice, Carlson Rezidor, Best Western, La Quinta, and others.
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
Based on lodging industry data, we have more than a 14 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a four percent share of the lodging market outside the United States. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong customer preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, and our emphasis on guest service and guest and associate satisfaction contribute to customer preference across all of our brands.
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
Employee Relations
At year-end 2016, we had approximately 226,500 employees, approximately 23,000 of whom were represented by labor unions. We believe relations with our employees are positive.
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
Internet Address and Company SEC Filings
Our primary Internet address is Marriott.com. On the investor relations portion of our website, Marriott.com/investor, we provide a link to our electronic filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A.    Risk Factors.
Forward-Looking Statements
We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates” or similar expressions.
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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in some parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, changes in oil prices and currency values, potential disruptions in the U.S. economy that might result from the new U.S. administration’s policies in such areas as trade, immigration, healthcare, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and this aspect of our business may continue to suffer due to U.S. federal spending cuts or government hiring freezes and any further limitations that may result from presidential or congressional action or inaction. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
Risks Relating to Our Integration of Starwood
The diversion of resources and management’s attention to the integration of Starwood could adversely affect our day-to-day business. The integration of Starwood places a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our financial results.
We may not be able to integrate Starwood successfully and many of the anticipated benefits of combining Starwood and Marriott may not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination will result in various benefits, including, among other things, operating efficiencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether we can integrate the business of Starwood in an efficient and effective manner, and we cannot assure you that those benefits will be realized at all or as quickly as we expect. If we do not achieve those benefits, our costs could increase, our expected net income could decrease, and our future business, financial condition, operating results, and prospects could suffer.

The integration process could take longer than we anticipate and involve unanticipated costs. Disruptions of each company’s ongoing businesses, processes, and systems or inconsistencies in standards, controls, procedures, practices, policies, and compensation arrangements could adversely affect the combined company. We may also have difficulty addressing differences in corporate cultures and management philosophies, and in harmonizing our different reservations and other systems and business practices. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will over time offset the substantial incremental transaction and merger-related costs and charges we incurred in connection with the Starwood Combination, we may not achieve this net benefit in the near term, or at all.
Our future results will suffer if we do not effectively manage our expanded operations. With completion of the Starwood Combination, the size of our business has increased significantly. Our continued success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.
We may not be able to retain Legacy-Starwood personnel successfully. The success of the Starwood Combination will depend in part on our ability to retain the talents and dedication of key Legacy-Starwood employees. It remains possible that these employees may decide not to remain with us. If key Legacy-Starwood employees who we would like to retain terminate their employment, the loss of institutional knowledge and key business relationships could cause our business to suffer.
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
Our lodging operations are subject to global, regional, and national conditions. Because we conduct our business on a global platform, changes in global and regional economies impact our activities. In recent years, decreases in travel resulting from weak economic conditions and the heightened travel security measures that have resulted from the threat of further terrorism have hurt our business. Our future performance could be similarly affected by the economic environment in each of our operating regions, the resulting unknown pace of business travel, and any future incidents or changes in those regions.
The growing significance of our operations outside of the United States, including as a result of the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. At year-end 2016, we operated or franchised hotels and resorts in 122 countries and territories. With the acquisition of Starwood, the hotels we operate or franchise outside of the United States represented more than 36 percent of the rooms in our system at year-end 2016. We expect that our international operations, and resulting revenues, will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner, or in some cases at all due to foreign exchange restrictions; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”) and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. As a result of the Starwood Combination, we now have more properties in countries outside of the U.S., including in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we and, prior to the Merger Date, Starwood, maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.
In connection with the Starwood Combination, we are currently assessing various regulatory compliance matters at several foreign Legacy-Starwood locations, including compliance with the FCPA. The results of this assessment may give rise to contingencies that could require us to record balance sheet liabilities or accrue expenses, the amounts of which we are not able to currently estimate.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy Hotels, Delta Hotels, and those we acquired as a result of the Starwood Combination, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.

Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Fort Lauderdale, Orlando, Charlotte, Berlin, Brussels, Paris, Turkey, Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2016, we had $16.9 billion of goodwill and other intangible assets, including $6.5 billion attributable to the Legacy-Starwood brands (based on the preliminary purchase accounting for the Starwood Combination), a significant increase over the $2.4 billion of goodwill and other intangible assets we had as of December 31, 2015. The amount of goodwill acquired in the Starwood Combination could increase over the year following the acquisition if we determine that the value of physical assets acquired is less than, or the amount of liabilities assumed (including under Starwood’s guest loyalty program) is greater than, we preliminarily estimated. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in customers’ perception of and the reputation of the Legacy-Starwood brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of 2016, we acquired significant numbers of those properties as part of the Starwood Combination, and such properties are subject to the risks that generally relate to investments in real property. Although we intend to sell most of our owned and leased properties over the next two years, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income will be adversely affected.
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
Investing through partnerships or joint ventures decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, Starwood, and to the lesser extent Marriott, has from time to time invested, and we may continue to invest, as a co-venturer. Such arrangements often have shared control over the operation of the assets. Therefore, such investments may involve risks such as the possibility that the co-venturer might become bankrupt or not have the financial resources to meet its obligations. Should a venture partner become bankrupt we could become liable for our partner’s share of venture’s liabilities. Also, our venture partner may have economic or business interests or goals that are inconsistent with our economic or business interests or goals, may be in a position to take action contrary to our instructions, or may make requests contrary to our policies or objectives. Further, we may be unable to take action without the approval of our venture partners and, alternatively, our venture partners could take actions binding on the venture or partnership without our consent. Therefore, actions by a co-venturer might subject the assets owned by the venture or partnership to additional risk. We cannot assure you that our investments through partnerships or joint ventures will be successful despite these risks.
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. In certain hotel and timeshare projects we participate, directly or through noncontrolling interests and/or licensing agreements, in the development and sale of residential properties associated with our brands, including residences and condominiums under our JW Marriott, The Ritz-Carlton, The Ritz-Carlton Reserve, W Hotels, The Luxury Collection, St. Regis, EDITION, Bulgari Hotels & Resorts, Marriott Hotels, Sheraton, Westin, and Autograph Collection Hotels brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including the following: (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future hotel development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims, and the costs of resolving such claims may be significant.
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
Technology, Information Protection, and Privacy Risks
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management, and property management systems, our Loyalty Programs, and technologies we make available to our guests. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis, and if we cannot do so as quickly as our competitors or within budgeted costs and time frames, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.

An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although Marriott’s and Starwood’s respective Best Rate Guarantee programs have helped prevent customer preference shift to the intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract customers, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer customers toward their websites (a practice that has been challenged by various trademark owners in federal court). Although Marriott has successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from Marriott and Starwood direct online channels, or through their fees increasing the overall cost of Internet bookings for our hotels. In addition, if we fail to reach satisfactory agreements with intermediaries as our contracts with them come up for periodic renewal, our hotels might no longer appear on their websites and we could lose business as a result.
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
We describe our company-operated properties in Part I, Item 1. “Business” earlier in this report, and under the “Properties and Rooms by Segment” caption in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe our properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices, reservation centers, and sales offices, as well as our corporate headquarters, are located in leased facilities, both domestically and internationally.
As of December 31, 2016, we owned or leased 70 hotel properties as follows:

Properties	Location	Rooms
North American Full-Service
Owned Hotels
The St. Regis, New York	New York, NY	238
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
The Westin Maui Resort & Spa, Ka’anapali	Lahaina, HI	759
The Tremont Chicago Hotel at Magnificent Mile	Chicago, IL	135
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Centre Toronto Hotel	Toronto, Canada	1,372
Sheraton Gateway Hotel in Toronto International Airport	Mississauga, Canada	474
Charlotte Marriott City Center	Charlotte, NC	438
Las Vegas Marriott	Las Vegas, NV	278
Leased Hotels
W New York – Times Square	New York, NY	509
Renaissance New York Times Square Hotel	New York, NY	310
Anaheim Marriott	Anaheim, CA	1,030
Kaua’i Marriott Resort	Lihue, HI	356

North American Limited-Service
Owned Hotels
Courtyard Las Vegas Convention Center	Las Vegas, NV	149
Residence Inn Las Vegas Convention Center	Las Vegas, NV	192
Leased Hotels
Albuquerque Airport Courtyard	Albuquerque, NM	150
Baltimore BWI Airport Courtyard	Linthicum, MD	149
Baton Rouge Acadian Centre/LSU Area Courtyard	Baton Rouge, LA	149
Chicago O'Hare Courtyard	Des Plaines, IL	180
Des Moines West/Clive Courtyard	Clive, IA	108
Fort Worth University Drive Courtyard	Fort Worth, TX	130
Greensboro Courtyard	Greensboro, NC	149
Indianapolis Airport Courtyard	Indianapolis, IN	151
Irvine John Wayne Airport/Orange County Courtyard	Irvine, CA	153
Louisville East Courtyard	Louisville, KY	151
Mt. Laurel Courtyard	Mt Laurel, NJ	151
Newark Liberty International Airport Courtyard	Newark, NJ	146
Orlando Airport Courtyard	Orlando, FL	149
Orlando International Drive/Convention Center Courtyard	Orlando, FL	151
Sacramento Airport Natomas Courtyard	Sacramento, CA	151
San Diego Sorrento Valley Courtyard	San Diego, CA	149
Spokane Downtown at the Convention Center Courtyard	Spokane, WA	149
St. Louis Downtown West Courtyard	St. Louis, MO	151

Properties	Location	Rooms
International
Owned Hotels
Park Tower, Buenos Aires	Buenos Aires, Argentina	181
The Westin Denarau Island Resort	Nadi, Fiji	246
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	740
Sheraton Fiji Resort	Nadi, Fiji	297
Sheraton Grand Rio Hotel & Resort	Rio de Janeiro, Brazil	539
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Mexico City Maria Isabel Hotel	Mexico City, Mexico	755
Courtyard by Marriott Toulouse Airport	Toulouse, France	186
Courtyard by Marriott Aberdeen Airport	Aberdeen, UK	194
Courtyard by Marriott Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	264
Residence Inn Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	140
Leased Hotels
Grosvenor House, A JW Marriott Hotel	London, UK	496
The Ritz-Carlton, Berlin	Berlin, Germany	303
The Ritz-Carlton, Tokyo	Tokyo, Japan	250
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
Hotel Alfonso XIII	Seville, Spain	151
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	136
The St. Regis, Osaka	Osaka, Japan	160
Cape Town Marriott Hotel Crystal Towers	Cape Town, South Africa	180
Frankfurt Marriott Hotel	Frankfurt Germany	587
Berlin Marriott Hotel	Berlin, Germany	379
Leipzig Marriott Hotel	Leipzig, Germany	231
Heidelberg Marriott Hotel	Heidelberg, Germany	248
Sheraton Diana Majestic Hotel, Milan	Milan, Italy	105
Renaissance Duesseldorf Hotel	Duesseldorf, Germany	244
Renaissance Hamburg Hotel	Hamburg, Germany	205
Renaissance Santo Domingo Jaragua Hotel & Casino	Santo Domingo, Dominican Republic	300
African Pride 15 on Orange Hotel	Cape Town, South Africa	135
African Pride Melrose Arch	Johannesburg, South Africa	118
Protea Hotel by Marriott Cape Town Sea Point	Cape Town, South Africa	124
Protea Hotel by Marriott Midrand	Midrand, South Africa	177
Protea Hotel by Marriott Pretoria Centurion	Pretoria, South Africa	177
Protea Hotel by Marriott O R Tambo Airport	Johannesburg, South Africa	213
Protea Hotel by Marriott Roodepoort	Roodepoort, South Africa	79
Protea Hotel Fire & Ice! by Marriott Cape Town	Cape Town, South Africa	201
Protea Hotel Fire & Ice! by Marriott Johannesburg Melrose Arch	Johannesburg, South Africa	197

Item 3.	Legal Proceedings.
See the information under “Legal Proceedings” in Footnote 8 “Commitments and Contingencies” which we incorporate here by reference.
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

		Stock Price		Dividends Declared per Share
		High	Low
2016	First Quarter	$73.89	$56.43	$0.2500
	Second Quarter	70.75	60.87	0.3000
	Third Quarter	73.99	66.09	0.3000
	Fourth Quarter	86.15	65.91	0.3000

		Stock Price		Dividends Declared per Share
		High	Low
2015	First Quarter	$85.00	$72.77	$0.2000
	Second Quarter	84.33	73.77	0.2500
	Third Quarter	78.76	63.95	0.2500
	Fourth Quarter	79.88	64.64	0.2500
At February 7, 2017, 383,561,428 shares of our common stock were outstanding and were held by 37,941 shareholders of record. We issued 134.4 million unrestricted shares of common stock in the Starwood Combination. Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $82.68 on December 30, 2016, and $67.04 on December 31, 2015. All prices are reported on the consolidated transaction reporting system.
Fourth Quarter 2016 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016-October 31, 2016	—	$—	—	35.7
November 1, 2016-November 30, 2016	2.1	$77.15	2.1	33.6
December 1, 2016-December 31, 2016	2.2	$83.01	2.2	31.4

(1)
On February 11, 2016, we announced that our Board of Directors had increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. At year-end 2016, 31.4 million shares remained available for repurchase under previous authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.     Selected Financial Data.
The following table presents a summary of our selected historical financial data derived from our last 10 years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for each year for more detailed information including, among other items, restructuring costs and other charges we incurred in 2016, 2009, and 2008, timeshare strategy-impairment charges we incurred in 2011 and 2009, and our 2011 spin-off of our former timeshare operations and timeshare development business. For 2016, we include Legacy-Starwood results from the Merger Date to year-end 2016.

	Fiscal Year (1)
($ in millions, except per share data)	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
Income Statement Data:
Revenues (2)	$17,072	$14,486	$13,796	$12,784	$11,814	$12,317	$11,691	$10,908	$12,879	$12,990
Operating income (loss) (2)	$1,368	$1,350	$1,159	$988	$940	$526	$695	$(152)	$765	$1,183
Income (loss) from continuing operations attributable to Marriott	$780	$859	$753	$626	$571	$198	$458	$(346)	$359	$697
Discontinued operations (3)	—	—	—	—	—	—	—	—	3	(1)
Net income (loss) attributable to Marriott	$780	$859	$753	$626	$571	$198	$458	$(346)	$362	$696
Per Share Data (4):
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders	$2.64	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.97	$1.73
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	—	—	—	—	—	—	—	0.01	—
Diluted earnings (losses) per share attributable to Marriott shareholders	$2.64	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.98	$1.73
Cash dividends declared per share	$1.1500	$0.9500	$0.7700	$0.6400	$0.4900	$0.3875	$0.2075	$0.0866	$0.3339	$0.2844
Balance Sheet Data (at year-end):
Total assets (7)	$24,140	$6,082	$6,833	$6,794	$6,342	$5,910	$8,983	$7,933	$8,903	$8,942
Long-term debt (7)	8,197	3,807	3,447	3,147	2,528	1,816	2,691	2,234	2,975	2,790
Shareholders’ equity (deficit)	5,357	(3,590)	(2,200)	(1,415)	(1,285)	(781)	1,585	1,142	1,380	1,429
Other Data:
Base management fees	$806	$698	$672	$621	$581	$602	$562	$530	$635	$620
Franchise fees	988	853	745	666	607	506	441	400	451	439
Incentive management fees	425	319	302	256	232	195	182	154	311	369
Total fees	$2,219	$1,870	$1,719	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428
Fee Revenue-Source:
North America (5)	$1,682	$1,458	$1,319	$1,186	$1,074	$970	$878	$806	$1,038	$1,115
Total Outside North America (6)	537	412	400	357	346	333	307	278	359	313
Total fees	$2,219	$1,870	$1,719	$1,543	$1,420	$1,303	$1,185	$1,084	$1,397	$1,428

(1)	In 2013, we changed to a calendar year-end reporting cycle. All fiscal years presented before 2013 included 52 weeks, except for 2008 which included 53 weeks.

(2)
Balances do not reflect the impact of discontinued operations. Also, for periods before 2009, we reclassified our provision for loan losses associated with our lodging operations to the “General, administrative, and other” caption of our Income Statements to conform to our presentation for periods beginning in 2009. This reclassification only affected operating income.

(3)	The following businesses became discontinued operations in the year we announced that we would sell or exit them: synthetic fuel (2007).

(4)	We issued stock dividends in the third and fourth quarters of 2009 and have adjusted all per share data retroactively to reflect those stock dividends.

(5)	Represents fee revenue from the United States (but not Hawaii before 2011) and Canada.

(6)	Represents fee revenue outside of North America, as defined in footnote (5) above.

(7)
In 2015, we adopted ASU No. 2015-03, which changes the presentation of debt issuance costs, and ASU No. 2015-17, which changes the classification of deferred taxes. Years before 2014 have not been adjusted for these new accounting standards.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 122 countries and territories under 30 brand names. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. We group our operations into three business segments: North American Full-Service, North American Limited-Service, and International.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base fees typically consist of a percentage of property-level revenue while incentive fees typically consist of a percentage of net house profit adjusted for a specified owner return. In the Middle East and Asia, incentive fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.
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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Loyalty Programs, a multichannel reservations system, and desirable property amenities. We strive to effectively leverage our size and broad distribution.
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in our system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use websites, and of our associated mobile smartphone applications, through functionality and service improvements, and we expect to continue capturing an increasing proportion of property-level reservations via this cost-efficient channel.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.

Acquisition of Starwood Hotels & Resorts Worldwide
On the Merger Date, we completed the Starwood Combination. Our Income Statements reflect a net loss of $39 million for Starwood’s results of operations for the period from September 23, 2016 to December 31, 2016, including merger-related costs and charges, net of tax, of $194 million. The combination of our brands creates a more comprehensive portfolio, enhances our global market distribution, and provides opportunities for cost efficiencies. Our combined company now operates or franchises over 6,000 properties with nearly 1.2 million rooms. See Footnote 3 “Acquisitions and Dispositions” for more information.
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
Our RevPAR statistics for 2016, and for 2016 compared to 2015, include Legacy-Starwood comparable properties for both full years even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Therefore, our RevPAR statistics include Legacy-Starwood properties for periods during which fees from the Legacy-Starwood properties are not included in our Income Statements. We provide these RevPAR statistics as an indicator of the performance of our brands and to allow for comparison to industry metrics, and they should not be viewed as necessarily correlating with our fee revenue. Our RevPAR statistics for 2015, and for 2015 compared to 2014, are for Legacy-Marriott comparable properties only, as Marriott did not own the Legacy-Starwood brands at any time during that two-year period. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties, including those that we acquired through the Starwood Combination, that were open and operating under one of our Legacy-Marriott or Legacy-Starwood brands since the beginning of the last full calendar year (since January 1, 2015 for the current period), and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. For 2016 compared to 2015, we had 3,698 comparable North American properties (including 483 Legacy-Starwood properties) and 965 comparable International properties (including 506 Legacy-Starwood properties). For 2015 compared to 2014, we had 3,077 comparable North American properties and 367 comparable International properties.
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
Business Trends
Our 2016 results reflected a year-over-year increase in the number of properties in our system, favorable demand for our brands in many markets around the world, and slow but steady economic growth. Comparable worldwide systemwide RevPAR for 2016 increased 1.8 percent to $113.50, ADR increased 1.0 percent on a constant dollar basis to $156.53, and occupancy increased 0.6 percentage points to 72.5 percent, compared to 2015.
In North America, 2016 lodging demand for our brands reflected increased transient business, driven by higher retail and government travel, but weaker premium-priced corporate transient demand. Group business was higher in most of 2016 compared to 2015. Revenue growth was constrained in certain markets by new lodging supply, weak demand from the oil and gas industries, the impact of the strong dollar on international travel to U.S. gateway markets, and moderate GDP growth. The 2017 group revenue pace for systemwide full-service hotels in North America was up more than two percent as of year-end 2016, compared to the 2016 group pace measured as of year-end 2015.

Our Europe region experienced higher demand in 2016 across most countries, led by Spain, Portugal and Russia, partially constrained by weaker demand in France, Belgium, and Turkey following terrorism events in those countries. In our Asia Pacific region in 2016, RevPAR growth was strong in India and Thailand, while RevPAR growth in China was constrained in Hong Kong and certain southern and tertiary China markets. Middle East demand continued to be impacted by geopolitical instability, oversupply in Dubai and Qatar, and lower oil prices. In South Africa, results were favorable in 2016, reflecting strong local demand and higher international tourism attracted by the weak South African Rand. In the Caribbean and Latin America, growth from strong demand in Mexico and the Summer Olympic Games in Rio de Janeiro was offset by concerns relating to the Zika Virus in the Caribbean and weak economic conditions in most markets in South America.
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
Compared to 2015, worldwide comparable company-operated house profit margins in 2016 increased by 50 basis points and worldwide comparable company-operated house profit per available room (“HP-PAR”) increased by 2.7 percent on a constant U.S. dollar basis, reflecting higher occupancy, rate increases, improved productivity, and solid cost controls primarily at our Legacy-Marriott properties. North American company-operated house profit margins increased by 70 basis points, and HP-PAR at those properties increased by 4.4 percent. International company-operated house profit margins increased by 20 basis points, and HP-PAR at those properties increased by 0.7 percent compared to 2015.
System Growth and Pipeline
In 2016, we added 348 properties with 55,321 rooms, in addition to the 1,342 properties and 381,440 rooms gained with the Starwood Combination on the Merger Date. Approximately 40 percent of the added rooms are located outside North America, and 18 percent are conversions from competitor brands. Of the rooms gained with the Starwood Combination, approximately 50 percent are located outside North America. In 2016, 34 properties (5,691 rooms) exited our system.
At the end of 2016, including rooms under Legacy-Starwood brands, we had more than 420,000 hotel rooms in our development pipeline, which includes hotel rooms under construction and under signed contracts, and nearly 34,000 hotel rooms approved for development but not yet under signed contracts. More than half of the rooms in our development pipeline are outside North America.
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

Brand Statistics
The following brand statistics for 2016, and for 2016 compared to 2015, include Legacy-Starwood comparable properties for both full years even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. The statistics for 2015, and for 2015 compared to 2014, are for Legacy-Marriott comparable properties only, as Marriott did not own the Legacy-Starwood brands at any time during that two-year period.
2016 Compared to 2015. The following tables present RevPAR, occupancy, and ADR for comparable properties under our Legacy-Marriott and Legacy-Starwood brands in North America and in our International regions. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
JW Marriott	$187.02	4.0%	76.8%	2.2%	pts.	$243.57	1.1%
The Ritz-Carlton	$252.40	3.6%	71.9%	1.0%	pts.	$350.99	2.2%
W Hotels	$239.94	(2.2)%	81.7%	0.2%	pts.	$293.82	(2.5)%
Composite North American Luxury (1)	$242.10	2.8%	76.3%	1.4%	pts.	$317.13	0.9%
Marriott Hotels	$144.94	2.4%	75.4%	0.7%	pts.	$192.23	1.4%
Sheraton	$149.49	2.1%	76.5%	(0.5)%	pts.	$195.40	2.7%
Westin	$167.21	0.9%	77.4%	(0.6)%	pts.	$216.07	1.7%
Composite North American Upper Upscale (2)	$149.92	2.3%	76.1%	0.3%	pts.	$196.98	1.8%
Composite North American Full-Service (3)	$166.97	2.4%	76.2%	0.5%	pts.	$219.25	1.7%
Courtyard	$103.65	2.2%	73.1%	0.3%	pts.	$141.83	1.7%
Residence Inn	$118.14	3.8%	79.0%	0.6%	pts.	$149.56	3.0%
Composite North American Limited-Service (4)	$106.20	2.8%	75.0%	0.5%	pts.	$141.68	2.1%
Composite North American - All	$147.48	2.5%	75.8%	0.5%	pts.	$194.64	1.8%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
JW Marriott	$178.91	3.5%	76.0%	1.3%	pts.	$235.47	1.8%
The Ritz-Carlton	$252.40	3.6%	71.9%	1.0%	pts.	$350.99	2.2%
W Hotels	$239.94	(2.2)%	81.7%	0.2%	pts.	$293.82	(2.5)%
Composite North American Luxury (1)	$231.99	2.8%	76.0%	1.2%	pts.	$305.36	1.2%
Marriott Hotels	$124.39	2.0%	72.4%	0.3%	pts.	$171.92	1.5%
Sheraton	$115.58	2.4%	73.3%	0.3%	pts.	$157.73	2.0%
Westin	$152.94	2.4%	76.9%	0.1%	pts.	$198.98	2.3%
Composite North American Upper Upscale (2)	$130.44	2.5%	73.9%	0.4%	pts.	$176.52	1.9%
Composite North American Full-Service (3)	$141.11	2.6%	74.1%	0.5%	pts.	$190.41	1.9%
Courtyard	$101.49	1.9%	72.9%	—%	pts.	$139.24	1.9%
Residence Inn	$112.78	2.4%	79.0%	(0.1)%	pts.	$142.78	2.6%
Fairfield Inn & Suites	$77.96	1.2%	70.1%	(0.5)%	pts.	$111.20	1.9%
Composite North American Limited-Service (4)	$96.62	2.0%	74.2%	—%	pts.	$130.15	2.0%
Composite North American - All	$116.47	2.3%	74.2%	0.2%	pts.	$157.00	2.0%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, and TownePlace Suites. Systemwide also includes Four Points, Aloft Hotels, and Element Hotels.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
Greater China	$89.17	0.4%	67.5%	3.7%	pts.	$132.16	(5.1)%
Rest of Asia Pacific	$112.69	3.7%	75.2%	3.0%	pts.	$149.80	(0.5)%
Asia Pacific	$97.08	1.6%	70.1%	3.4%	pts.	$138.52	(3.4)%

Caribbean & Latin America	$139.69	0.4%	65.3%	(0.9)%	pts.	$213.99	1.8%
Europe	$124.87	0.8%	71.8%	(0.5)%	pts.	$173.84	1.5%
Middle East & Africa	$106.49	(3.8)%	64.6%	0.6%	pts.	$164.90	(4.8)%

Total International (1)	$109.05	0.3%	69.2%	1.6%	pts.	$157.69	(2.1)%

Worldwide (2)	$128.37	1.6%	72.5%	1.1%	pts.	$177.11	0.1%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
Greater China	$89.33	0.2%	67.2%	3.5%	pts.	$132.92	(5.1)%
Rest of Asia Pacific	$114.07	4.0%	74.4%	2.4%	pts.	$153.35	0.7%
Asia Pacific	$99.50	2.0%	70.2%	3.1%	pts.	$141.82	(2.5)%

Caribbean & Latin America	$116.98	(0.4)%	63.5%	—%	pts.	$184.29	(0.3)%
Europe	$114.62	1.4%	70.6%	0.1%	pts.	$162.34	1.3%
Middle East & Africa	$102.09	(3.5)%	64.2%	0.4%	pts.	$159.12	(4.1)%

Total International (1)	$106.39	0.7%	68.5%	1.4%	pts.	$155.31	(1.5)%

Worldwide (2)	$113.50	1.8%	72.5%	0.6%	pts.	$156.53	1.0%

(1)
Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, Bulgari Hotels & Resorts, Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Protea Hotels, Le Méridien, Courtyard, Residence Inn, Fairfield Inn & Suites, Four Points, Aloft Hotels, and AC Hotels by Marriott. Systemwide also includes Element Hotels and Moxy Hotels.

(2)
Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, Bulgari Hotels & Resorts, Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Protea Hotels, Gaylord Hotels, Le Méridien, Tribute Portfolio, Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, TownePlace Suites, Four Points, Aloft Hotels, and AC Hotels by Marriott. Systemwide also includes Element Hotels and Moxy Hotels.

2015 Compared to 2014. The following tables present RevPAR, occupancy, and ADR for comparable properties under our Legacy-Marriott brands in North America and in our International regions. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
Legacy-Marriott	2015	Change vs. 2014	2015	Change vs. 2014		2015	Change vs. 2014
Marriott Hotels	$147.33	4.7%	75.4%	0.6%	pts.	$195.28	3.8%
Renaissance Hotels	$136.91	5.5%	75.2%	0.8%	pts.	$182.13	4.4%
The Ritz-Carlton	$259.41	2.7%	72.1%	(0.1)%	pts.	$359.92	2.9%
Composite North American Full-Service (1)	$157.10	4.3%	74.9%	0.6%	pts.	$209.72	3.5%
Courtyard	$101.18	6.3%	72.8%	0.7%	pts.	$139.08	5.2%
SpringHill Suites	$95.21	7.5%	76.0%	1.6%	pts.	$125.24	5.1%
Residence Inn	$112.33	6.5%	78.5%	0.4%	pts.	$143.14	6.0%
TownePlace Suites	$74.83	8.3%	72.7%	0.1%	pts.	$102.99	8.2%
Composite North American Limited-Service (2)	$102.76	6.5%	74.5%	0.7%	pts.	$137.92	5.5%
Composite North American - All	$134.18	5.0%	74.7%	0.6%	pts.	$179.53	4.2%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
Legacy-Marriott	2015	Change vs. 2014	2015	Change vs. 2014		2015	Change vs. 2014
Marriott Hotels	$127.52	5.0%	72.6%	0.6%	pts.	$175.53	4.2%
Renaissance Hotels	$121.20	5.4%	73.9%	0.8%	pts.	$164.02	4.3%
Autograph Collection Hotels	$178.16	3.5%	77.5%	1.1%	pts.	$229.90	1.9%
The Ritz-Carlton	$259.41	2.7%	72.1%	(0.1)%	pts.	$359.92	2.9%
Composite North American Full-Service (1)	$136.95	4.6%	73.1%	0.6%	pts.	$187.40	3.8%
Courtyard	$99.88	6.1%	73.1%	0.8%	pts.	$136.58	5.0%
Fairfield Inn & Suites	$76.70	4.7%	70.6%	0.3%	pts.	$108.71	4.2%
SpringHill Suites	$88.80	5.2%	74.8%	0.3%	pts.	$118.64	4.8%
Residence Inn	$110.75	5.5%	79.4%	0.1%	pts.	$139.51	5.3%
TownePlace Suites	$76.15	5.0%	74.8%	0.3%	pts.	$101.83	4.6%
Composite North American Limited-Service (2)	$94.99	5.6%	74.4%	0.5%	pts.	$127.65	4.9%
Composite North American - All	$109.83	5.2%	73.9%	0.5%	pts.	$148.53	4.5%

(1)	Includes The Ritz-Carlton, Marriott Hotels, Renaissance Hotels, and Gaylord Hotels. Systemwide also includes Autograph Collection Hotels.

(2)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, and TownePlace Suites.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
Legacy-Marriott	2015	Change vs. 2014	2015	Change vs. 2014		2015	Change vs. 2014
Caribbean & Latin America	$179.58	5.2%	72.4%	0.2%	pts.	$248.05	4.9%
Europe	$131.43	6.5%	75.9%	1.7%	pts.	$173.07	4.1%
Middle East & Africa	$110.85	0.9%	61.2%	2.7%	pts.	$181.16	(3.5)%
Asia Pacific	$114.00	4.7%	74.1%	3.4%	pts.	$153.83	—%

Total International (1)	$128.50	5.0%	72.9%	2.3%	pts.	$176.24	1.7%

Worldwide (2)	$132.30	5.0%	74.1%	1.2%	pts.	$178.46	3.4%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
Legacy-Marriott	2015	Change vs. 2014	2015	Change vs. 2014		2015	Change vs. 2014
Caribbean & Latin America	$148.86	4.1%	70.7%	0.6%	pts.	$210.46	3.3%
Europe	$124.59	6.2%	74.3%	1.5%	pts.	$167.63	4.0%
Middle East & Africa	$109.80	1.6%	61.6%	2.8%	pts.	$178.37	(3.0)%
Asia Pacific	$115.77	5.5%	74.6%	3.2%	pts.	$155.24	0.9%

Total International (1)	$124.13	5.1%	72.5%	2.1%	pts.	$171.20	2.1%

Worldwide (2)	$112.25	5.2%	73.7%	0.8%	pts.	$152.30	4.1%

(1)	Includes The Ritz-Carlton, EDITION, Bulgari Hotels & Resorts, Marriott Hotels, Renaissance Hotels, Autograph Collection Hotels, Courtyard, Residence Inn, and Fairfield Inn & Suites.

(2)
Includes The Ritz-Carlton, EDITION, Bulgari Hotels & Resorts, Marriott Hotels, Renaissance Hotels, Autograph Collection Hotels, Gaylord Hotels, Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, and TownePlace Suites.

CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated revenues, operating income, and non-operating income for 2016, 2015, and 2014. In accordance with GAAP, we include the business that we acquired in the Starwood Combination starting from the Merger Date through year-end 2016.
Revenues
2016 Compared to 2015. The table below presents the impact of the Starwood Combination starting from the Merger Date, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

($ in millions)	2016	2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Base management fees	$806	$698	$108	$103	$5	1%
Franchise fees	988	853	135	87	48	6%
Incentive management fees	425	319	106	72	34	11%
	2,219	1,870	349	262	87
Owned, leased, and other revenue	1,307	986	321	296	25	3%
Cost reimbursements	13,546	11,630	1,916	1,348	568	5%
	$17,072	$14,486	$2,586	$1,906	$680
The $5 million increase in base management fees for Legacy-Marriott operations primarily reflected the impact of stronger sales at existing properties ($22 million) and unit growth across our system ($15 million), partially offset by the impact of unfavorable foreign exchange rates ($15 million), lower deferred fee recognition ($11 million), and lower fees from properties that converted from managed to franchised ($8 million).

The $48 million increase in franchise fees for Legacy-Marriott operations reflected the impact of unit growth across our system ($48 million), stronger sales at existing properties ($16 million), and higher fees from properties that converted from managed to franchised ($11 million), partially offset by lower relicensing fees ($22 million) and the impact of unfavorable foreign exchange rates ($7 million).
The $34 million increase in incentive management fees for Legacy-Marriott operations reflected higher net house profit and unit growth, higher incentive fees earned from a few limited-service portfolios ($10 million), and higher deferred fee recognition ($8 million), partially offset by the impact of unfavorable foreign exchange rates ($7 million).
In 2016, 69 percent of our Legacy-Marriott managed properties paid incentive management fees to us versus 68 percent in 2015. In North America, 65 percent of Legacy-Marriott managed properties paid incentive fees in 2016 compared to 63 percent in 2015. Outside North America, 74 percent of Legacy-Marriott managed properties paid incentive fees in both 2016 and 2015, representing 48 percent of our total incentive management fees in 2016 from Legacy-Marriott managed properties compared to 51 percent of our total fees in 2015.
The $25 million increase in owned, leased, and other revenue for Legacy-Marriott operations reflected $38 million of higher other revenue predominantly from branding fees, partially offset by $13 million of lower owned and leased revenue. The decrease in owned and leased revenue primarily reflected lower revenues from properties that converted to managed ($60 million) and the impact of unfavorable foreign exchange rates ($15 million), partially offset by improved sales from several properties following renovations ($29 million), stronger sales at other existing properties across our segments ($28 million), and favorable results at two new owned properties ($9 million).
Cost reimbursements revenue represents reimbursements of costs incurred on behalf of managed and franchised properties and relates, predominantly, to payroll costs at managed properties where we are the employer but also includes reimbursements for other costs, such as those associated with our Loyalty Programs, reservations, and marketing programs. As we record cost reimbursements based upon costs incurred with no added markup, this revenue and related expense has no impact on either our operating or net income. The $568 million increase in cost reimbursements revenue for Legacy-Marriott operations reflected the impact of higher property occupancies, unit growth across our system, and growth in the Marriott Rewards program membership and activity.
2015 Compared to 2014. The following discussion presents our analysis of our revenues for 2015 compared to 2014.

($ in millions)	2015	2014	Change 2015 vs. 2014	Percentage change 2015 vs. 2014
Base management fees	$698	$672	$26	4%
Franchise fees	853	745	108	14%
Incentive management fees	319	302	17	6%
	1,870	1,719	151
Owned, leased, and other revenue	986	1,022	(36)	(4)%
Cost reimbursements	11,630	11,055	575	5%
	$14,486	$13,796	$690
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
The $17 million increase in incentive management fees reflected higher RevPAR and house profit margins primarily at company-managed North American properties, particularly at a few large portfolios of managed hotels whose improved net house profits allowed them to reach their owners priority threshold and begin to record incentive fees. Higher incentive fees also reflected the addition of hotels included in the Delta Hotels acquisition, partially offset by $15 million in unfavorable foreign exchange rates and $7 million of lower incentive fees from properties under renovation.
In 2015, 68 percent of our managed properties paid incentive management fees to us versus 50 percent in 2014. Managed properties that paid incentive management fees in 2015 represented 63 percent of properties in North America and 74 percent outside of North America, compared to 36 percent in North America and 73 percent outside of North America in 2014. The percentage of North American properties that paid incentive management fees to us increased compared to 2014 primarily due to a few large North American Limited-Service portfolios of properties that paid incentive management fees in 2015 but did not do so in 2014. In addition, in 2015, 51 percent of our incentive fees came from properties outside of North America versus 56 percent in 2014.
The $36 million decrease in owned, leased, and other revenue reflected $44 million of lower owned and leased revenue, partially offset by $8 million in higher other revenue predominantly from branding fees and hotel service programs that we acquired as part of our acquisition of Protea Hotels in the 2014 second quarter. Lower owned and leased revenue reflected net weaker performance impacted by unfavorable foreign exchange rates, a decrease of $27 million attributable to properties that converted to managed or franchised or left our system, and $16 million net unfavorable impact of properties under renovation, partially offset by increases of $10 million from Protea Hotel leases we acquired in the 2014 second quarter and $6 million from The Miami Beach EDITION hotel, which opened in the 2014 fourth quarter and which we subsequently sold in the 2015 first quarter as discussed in Footnote 3 “Acquisitions and Dispositions.”
The $575 million increase in total cost reimbursements revenue reflected the impact of higher occupancies and growth across our system. In 2015, our managed rooms increased by 12,668 rooms and our franchised rooms increased by 31,883 rooms, net of rooms at hotels exiting our system.
Operating Income
2016 Compared to 2015. Operating income increased by $18 million to $1,368 million in 2016 from $1,350 million in 2015. The increase in operating income reflected a $349 million increase in fee revenue, which we discuss in the preceding “Revenues” section, a $386 million increase in merger-related costs and charges which we discuss in Footnote 4 “Merger-Related Costs and Charges,” as well as the following changes. The table below presents the impact of the Starwood Combination starting from the Merger Date, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

($ in millions)	2016	2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Owned, leased, and other revenue	$1,307	$986	$321	$296	$25	3%
Owned, leased, and other - direct expense	900	733	167	207	(40)	(5)%
	407	253	154	89	65	26%
Depreciation, amortization, and other	168	139	29	43	(14)	(10)%
General, administrative, and other	704	634	70	79	(9)	(1)%
Owned, leased, and other revenue, net of direct expenses for Legacy-Marriott operations increased by $65 million. The increase was largely attributable to $39 million in higher branding fees and $25 million of higher owned and leased revenue, net of direct expenses. The $25 million of higher owned and leased revenue, net of direct expenses primarily reflected $17 million of net stronger performance at several properties following renovations, $15 million overall favorable results across our segments, and $4 million of lower pre-opening costs, partially offset by $10 million of lower profits from properties that converted from owned to managed.
Depreciation, amortization, and other expense for Legacy-Marriott operations decreased by $14 million. The decrease primarily reflected a favorable variance to the 2015 impairment charges on the EDITION hotels ($12 million) and corporate equipment ($4 million).
General, administrative, and other expenses for Legacy-Marriott operations decreased by $9 million. The decrease primarily reflected $15 million in lower reserves for guarantee funding, and $9 million in lower foreign exchange losses, partially offset by $15 million of higher administrative costs to grow our brands globally, $4 million of higher bad debt reserves, and $3 million net unfavorable impact to our legal expenses associated with 2015 litigation resolutions.

2015 Compared to 2014. Operating income increased by $191 million to $1,350 million in 2015 from $1,159 million in 2014. The increase in operating income reflected a $151 million increase in fee revenue, which we discuss in the preceding “Revenues” section, as well as the following changes.

($ in millions)	2015	2014	Change 2015 vs. 2014	Percentage change 2015 vs. 2014
Owned, leased, and other revenue	$986	$1,022	$(36)	(4)%
Owned, leased, and other - direct expense	733	775	(42)	(5)%
	253	247	6	2%
Depreciation, amortization, and other	139	148	(9)	(6)%
General, administrative, and other	634	659	(25)	(4)%
The $6 million increase in owned, leased, and other revenue, net of direct expenses was largely attributable to $4 million in higher branding fees. Owned and leased revenue, net of direct expenses was unchanged as stronger results at several of our International properties, including $4 million of lower lease payments for properties that moved to managed, franchised, or left our system, were offset by $10 million of weaker performance due to renovations.
The $9 million decrease in depreciation, amortization, and other expense reflected a $25 million favorable variance to the 2014 impairment charge on the EDITION hotels, partially offset by the 2015 impairment charges of $6 million for The Miami Beach EDITION residences and $6 million for The New York (Madison Square Park) EDITION and a $4 million impairment charge on corporate equipment.
The $25 million decrease in general, administrative, and other expenses largely reflected a $28 million net favorable impact to our legal expenses associated with litigation resolutions, $24 million of development costs that we deferred in 2015 related to our growing franchise pipeline, and $5 million in lower foreign exchange losses compared to the 2014 devaluation of assets denominated in Venezuelan Bolivars, partially offset by $20 million of higher costs incurred to grow our brands globally, $5 million of transaction costs related to the Starwood Combination, and $5 million from the Delta Hotels acquisition.
Non-Operating Income (Expense) and Income Taxes
2016 Compared to 2015. The table below presents the impact of the Starwood Combination starting from the Merger Date, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

($ in millions)	2016	2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Gains and other income, net	$5	$27	$(22)	$1	$(23)	(85)%
Interest expense	(234)	(167)	67	15	52	31%
Interest income	35	29	6	2	4	14%
Equity in earnings	10	16	(6)	5	(11)	(69)%
Provision for income taxes	(404)	(396)	8	4	4	1%
Gains and other income, net for Legacy-Marriott operations decreased by $23 million primarily due to the net gain that we recorded in the prior year, which consisted of a $41 million gain on the redemption of a preferred equity ownership interest, partially offset by an $11 million disposal loss for an International property and a $4 million disposal loss for a North American Limited-Service segment plot of land.
Interest expense for Legacy-Marriott operations, including interest expense on debt incurred for the Starwood Combination, increased by $52 million. The increase was primarily due to a net increase in Senior Notes interest expense ($18 million) from the issuances of Series Q through W Notes in 2016 and Series O and P Notes in 2015, partially offset by the maturities of Series H Notes in 2016 and Series G Notes in 2015. The remaining increase is primarily due to the amortization of costs for a bridge term loan facility commitment that we obtained in the 2016 first quarter ($13 million), net lower capitalized interest primarily as a result of the completion of The New York (Madison Square Park) EDITION in 2015 ($9 million), and higher interest rates on commercial paper borrowings ($7 million).
Interest income for Legacy-Marriott operations increased by $4 million primarily due to higher interest income on a loan that we provided to an owner in conjunction with entering into a franchise agreement for a North American Limited-Service property in the 2015 fourth quarter ($8 million), partially offset by lower interest income on two repaid loans ($6 million).
Equity in earnings for Legacy-Marriott operations decreased by $11 million primarily reflecting a net unfavorable variance to three adjustments recorded in 2015, which consisted of a reversal of a litigation reserve ($11 million) and a reduction of an International investee’s liabilities ($5 million), partially offset by an impairment charge on an International joint venture ($6 million).
Provision for income taxes for Legacy-Marriott operations increased by $4 million primarily due to tax rate changes in several jurisdictions ($12 million), higher earnings from foreign operations ($6 million), and an unfavorable comparison to 2015 U.S. and foreign true-ups ($5 million), partially offset by lower U.S. earnings due to merger-related expenses ($11 million) and the release of a valuation allowance ($8 million).
2015 Compared to 2014. The following discussion presents our analysis of our revenues for 2015 compared to 2014.

($ in millions)	2015	2014	Change 2015 vs. 2014	Percentage change 2015 vs. 2014
Gains and other income, net	$27	$8	$19	238%
Interest expense	(167)	(115)	52	45%
Interest income	29	30	(1)	(3)%
Equity in earnings	16	6	10	167%
Provision for income taxes	(396)	(335)	61	18%
Gains and other income, net increased by $19 million. The increase primarily reflects the $41 million gain on the redemption of our preferred equity ownership interest. The increase was partially offset by an $11 million disposal loss for an International property and a $4 million expected disposal loss for a North American Limited-Service segment plot of land.
Interest expense increased by $52 million. The increase was due to net lower capitalized interest expense as a result of the completion of The Miami Beach EDITION in the 2014 fourth quarter and The New York (Madison Square Park) EDITION in the 2015 second quarter ($25 million), interest on the Series O Notes and Series P Notes that we issued in the 2015 third quarter and the Series N Notes that we issued in the 2014 fourth quarter ($17 million), and an unfavorable variance to the 2014 debt premium accretion true-up ($7 million).
Interest income decreased by $1 million. This decrease was primarily due to lower interest income on the preferred equity ownership interest that was redeemed in the 2015 second quarter ($5 million), partially offset by higher interest income on the $85 million mezzanine loan (net of a $15 million discount) we provided to an owner in conjunction with entering into a franchise agreement for an International property in the 2014 second quarter ($5 million).
Equity in earnings increased by $10 million. The increase reflects a $22 million year-over-year impact from the reversal in 2015 of an $11 million litigation reserve that was recorded in 2014 and associated with an equity investment and a $5 million benefit recorded in 2015 following an adjustment to an International investee’s liabilities. The increase was partially offset by a $6 million impairment charge relating to an International joint venture and an unfavorable variance to a $9 million benefit recorded in 2014 for two of our International investments following the reversal of their liabilities associated with a tax law change in a country in which they operate.
Our provision for income taxes increased by $61 million. The increase was primarily due to higher pre-tax earnings and unfavorable comparisons to the 2014 resolution of a U.S. federal tax issue relating to a guest marketing program, the 2014 release of an international valuation allowance, and the 2014 resolution of an international financing activity tax issue. The increase was partially offset by a favorable IRS settlement relating to share-based compensation ($12 million), a tax benefit from an International property disposition ($7 million), and a favorable comparison to the 2014 tax on unrealized foreign exchange gains that were taxed within a foreign jurisdiction ($5 million).
BUSINESS SEGMENTS
We are a diversified global lodging company with operations in three reportable business segments: North American Full-Service, North American Limited-Service, and International. See Footnote 18 “Business Segments” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.

Properties and Rooms by Segment
At year-end 2016, we operated, franchised, and licensed the following properties by segment and brand:

	Managed		Franchised / Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service
JW Marriott	15	9,695	10	4,469	—	—	—	—	25	14,164
The Ritz-Carlton	39	11,410	1	429	—	—	—	—	40	11,839
The Ritz-Carlton Residences	34	4,733	1	55	—	—	—	—	35	4,788
W Hotels	25	7,729	—	—	1	509	—	—	26	8,238
The Luxury Collection	5	2,294	9	1,863	—	—	—	—	14	4,157
St. Regis	9	1,725	—	—	1	238	—	—	10	1,963
EDITION	2	567	—	—	—	—	—	—	2	567
EDITION Residences	1	25	—	—	—	—	—	—	1	25
Marriott Hotels	131	68,440	210	65,271	4	2,102	—	—	345	135,813
Sheraton	31	23,654	162	48,025	3	2,671	—	—	196	74,350
Westin	48	25,173	75	24,700	2	1,832	—	—	125	51,705
Renaissance Hotels	26	11,625	57	16,103	1	310	—	—	84	28,038
Le Méridien	4	720	16	3,753	—	—	—	—	20	4,473
Autograph Collection Hotels	3	1,065	61	13,234	—	—	—	—	64	14,299
Delta Hotels	25	6,764	12	3,020	—	—	—	—	37	9,784
Gaylord Hotels	5	8,098	—	—	—	—	—	—	5	8,098
Tribute Portfolio	—	—	12	4,541	1	135	—	—	13	4,676
Total North American Full-Service	403	183,717	626	185,463	13	7,797	—	—	1,042	376,977

North American Limited-Service
Courtyard	256	40,821	686	91,559	19	2,816	—	—	961	135,196
Residence Inn	114	17,155	611	71,718	1	192	—	—	726	89,065
Fairfield Inn & Suites	6	1,432	822	75,000	—	—	—	—	828	76,432
SpringHill Suites	30	4,854	329	37,672	—	—	—	—	359	42,526
Four Points	1	134	131	19,996	—	—	—	—	132	20,130
TownePlace Suites	15	1,740	286	28,512	—	—	—	—	301	30,252
Aloft Hotels	1	330	80	11,766	—	—	—	—	81	12,096
AC Hotels by Marriott	—	—	—	—	—	—	11	1,913	11	1,913
Element Hotels	1	180	19	2,813	—	—	—	—	20	2,993
Moxy Hotels	—	—	2	294	—	—	—	—	2	294
Total North American Limited-Service	424	66,646	2,966	339,330	20	3,008	11	1,913	3,421	410,897

	Managed		Franchised / Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
International
JW Marriott	47	18,925	7	1,742	1	496	—	—	55	21,163
The Ritz-Carlton	51	14,474	—	—	2	553	—	—	53	15,027
The Ritz-Carlton Residences	8	416	—	—	—	—	—	—	8	416
The Ritz-Carlton Serviced Apartments	5	697	—	—	—	—	—	—	5	697
W Hotels	23	5,242	—	—	2	665	—	—	25	5,907
The Luxury Collection	47	8,272	33	6,387	3	468	—	—	83	15,127
St. Regis	27	6,049	—	—	1	160	—	—	28	6,209
EDITION	2	699	—	—	—	—	—	—	2	699
Bulgari Hotels & Resorts	2	117	1	85	—	—	—	—	3	202
Bulgari Residences	1	5	—	—	—	—	—	—	1	5
Marriott Hotels	154	44,547	43	12,491	4	1,445	—	—	201	58,483
Sheraton	188	64,088	59	17,519	6	2,867	—	—	253	84,474
Westin	68	21,964	23	7,334	1	246	—	—	92	29,544
Renaissance Hotels	50	16,171	26	7,168	3	749	—	—	79	24,088
Le Méridien	75	20,952	11	2,873	—	—	—	—	86	23,825
Autograph Collection Hotels	4	670	38	9,622	—	—	5	348	47	10,640
Marriott Executive Apartments	28	4,195	—	—	—	—	—	—	28	4,195
Tribute Portfolio	3	515	6	282	—	—	—	—	9	797
Courtyard	78	16,470	56	10,745	3	644	—	—	137	27,859
Residence Inn	5	517	2	200	1	140	—	—	8	857
Fairfield Inn & Suites	10	1,588	2	386	—	—	—	—	12	1,974
Four Points	58	14,533	37	6,010	—	—	—	—	95	20,543
Aloft Hotels	23	5,694	12	1,925	—	—	—	—	35	7,619
AC Hotels by Marriott	—	—	—	—	—	—	84	10,845	84	10,845
Protea Hotels	36	4,201	51	3,550	10	1,601	—	—	97	9,352
Element Hotels	1	188	2	293	—	—	—	—	3	481
Moxy Hotels	—	—	5	1,000	—	—	—	—	5	1,000
Total International	994	271,189	414	89,612	37	10,034	89	11,193	1,534	382,028

Timeshare	—	—	83	20,702	—	—	—	—	83	20,702

Total	1,821	521,552	4,089	635,107	70	20,839	100	13,106	6,080	1,190,604

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.

North American Full-Service
2016 Compared to 2015
In 2016, across our North American Full-Service segment we added 424 properties (154,521 rooms), including 398 properties (147,623 rooms) from the Starwood Combination on the Merger Date, and two properties (213 rooms) left our system.
The table below presents the impact of the Starwood Combination starting from the Merger Date, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

($ in millions)	2016	2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Segment revenues	$10,376	$8,825	$1,551	$1,215	$336	4%
Segment profits	$777	$561	$216	$110	$106	19%
The $106 million increase in segment profits for Legacy-Marriott operations was driven by $40 million of higher owned, leased, and other revenue, net of direct expenses, $37 million of higher base management and franchise fees, $17 million of higher incentive management fees, $11 million of lower general, administrative, and other expenses, $1 million of lower depreciation, amortization, and other expense, and $1 million of higher equity in earnings, partially offset by $1 million of lower gains and other income, net.
Higher base management and franchise fees for Legacy-Marriott operations were primarily due to $30 million of stronger RevPAR and unit growth. Increased incentive management fees for Legacy-Marriott operations were primarily driven by higher net house profits at managed hotels.
Higher owned, leased, and other revenue, net of direct expenses for Legacy-Marriott operations primarily reflected $21 million of higher branding fees, $10 million of favorable operating results at several properties, and $6 million of lower pre-opening costs.
Lower general, administrative, and other expenses for Legacy-Marriott operations were primarily due to $6 million of lower reserves for guarantee funding and $5 million of lower administrative costs.
Cost reimbursements revenue and expenses for our Legacy-Marriott North American Full-Service segment properties totaled $8,161 million in 2016, compared to $7,911 million in 2015.
2015 Compared to 2014

($ in millions)	2015	2014	Change 2015 vs. 2014
Segment revenues	$8,825	$8,323	$502	6%
Segment profits	$561	$524	$37	7%
In 2015, across our North American Full-Service segment we added 57 properties (15,345 rooms), including 37 properties (9,590 rooms) from the Delta Hotels acquisition, and five properties (1,398 rooms) left our system.
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

General, administrative, and other expenses were higher due to $5 million from the Delta Hotels acquisition and $2 million in higher reserves for guarantee funding, partially offset by $3 million of other property expenses incurred in 2014.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $7,911 million in 2015, compared to $7,465 million in 2014.
North American Limited-Service
2016 Compared to 2015
In 2016, across our North American Limited-Service segment we added 451 properties (60,637 rooms), including 226 properties (34,294 rooms) from the Starwood Combination on the Merger Date, and 8 properties (880 rooms) left our system.
The table below presents the impact of the Starwood Combination starting from the Merger Date, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

($ in millions)	2016	2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Segment revenues	$3,561	$3,193	$368	$58	$310	10%
Segment profits	$698	$651	$47	$9	$38	6%
The $38 million increase in segment profits for Legacy-Marriott operations, compared to 2015, reflected $14 million of higher base management and franchise fees, $10 million of higher incentive management fees, $5 million of lower general, administrative, and other expenses, $4 million of higher owned, leased, and other revenue, net of direct expenses, $3 million of higher gains and other income, net, and $2 million of lower depreciation, amortization, and other expense.
Base management and franchise fees for Legacy-Marriott operations were higher primarily reflecting $50 million from new units and stronger RevPAR, partially offset by $24 million of lower relicensing fees and an $11 million decrease in deferred fee recognition. Increased incentive management fees for Legacy-Marriott operations were primarily driven by $10 million of higher incentive fees earned from a few limited-service portfolios.
Higher owned, leased, and other revenue, net of direct expenses primarily reflected higher net earnings at several leased and owned properties.
Lower general, administrative, and other expenses for Legacy-Marriott operations were primarily due to $7 million of lower reserves for guarantee funding.
Higher gains and other income, net for Legacy-Marriott operations primarily reflected a favorable variance to the $4 million prior year disposal loss for a North American Limited-Service segment plot of land.
Cost reimbursements revenue and expenses for our Legacy-Marriott North American Limited-Service segment properties totaled $2,646 million in 2016, compared to $2,366 million in 2015.
2015 Compared to 2014

($ in millions)	2015	2014	Change 2015 vs. 2014
Segment revenues	$3,193	$2,962	$231	8%
Segment profits	$651	$574	$77	13%
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
Base management and franchise fees were higher due to unit growth and stronger room rates, including $19 million of higher franchise licensing and application fees, partially offset by a $5 million reduction in previously deferred fees and $3 million of contract terminations. Increased incentive management fees were primarily driven by a few large portfolios of managed hotels whose improved net house profits allowed them to reach their owners’ priority threshold and begin to record incentive fees.
Lower owned, leased, and other revenue, net of direct expenses primarily reflected $7 million of lower termination fees, partially offset by $3 million of higher net earnings at several leased properties.
Gains and other income, net were lower due to a $4 million expected disposal loss on a plot of land. See Footnote 3 “Acquisitions and Dispositions” for more information.
Lower equity in earnings was driven by the redemption of our investment in an entity that owns two hotels.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $2,366 million in 2015, compared to $2,217 million in 2014.
International
2016 Compared to 2015
In 2016, across our International regions we added 789 properties (213,683 rooms), including 696 properties (191,841 rooms) from the Starwood Combination on the Merger Date, and 23 properties (4,082 rooms) left our system.
The table below presents the impact of the Starwood Combination starting from the Merger Date, with additional information on the factors attributable to our Legacy-Marriott brands discussed following the table.

($ in millions)	2016	2015	Change 2016 vs. 2015	Change due to Starwood	Change Excluding Starwood Impact
Segment revenues	$2,636	$2,200	$436	$399	$37	2%
Segment profits	$407	$292	$115	$111	$4	1%
The $4 million increase in segment profits for Legacy-Marriott operations, compared to 2015, consisted of $12 million of higher gains and other income, net, $7 million of higher incentive management fees, $1 million of higher base management and franchise fees, $1 million of higher owned, leased, and other revenue, net of direct expenses, and $1 million of higher equity in earnings, partially offset by $16 million of higher general, administrative, and other expenses, and $2 million of higher depreciation, amortization, and other expense.
Higher base management and franchise fees for Legacy-Marriott operations were due to $19 million of stronger RevPAR and unit growth, partially offset by the impact of $17 million in unfavorable foreign exchange rates. The increase in incentive management fees for Legacy-Marriott operations was primarily due to an $8 million increase in deferred fee recognition and $5 million from new managed properties, partially offset by the impact of $7 million in unfavorable foreign exchange rates.
Higher owned, leased, and other revenue, net of direct expenses for Legacy-Marriott operations largely reflected $13 million net stronger performance at several properties following renovations, partially offset by $9 million from a property that converted from owned to managed.
Higher general, administrative, and other expenses for Legacy-Marriott operations were primarily due to a $12 million increase in administrative costs to grow our brands globally and a $5 million increase in property expenses.
Higher gains and other income, net for Legacy-Marriott operations was primarily due to an $11 million prior year disposal loss for an International property.
Higher equity in earnings for Legacy-Marriott operations primarily reflected a net unfavorable variance to two adjustments recorded in 2015, which consisted of a reduction of an International investee’s liabilities ($5 million) and an impairment charge on an International joint venture ($6 million).
Cost reimbursements revenue and expenses for our Legacy-Marriott International properties totaled $1,344 million in 2016, compared to $1,282 million in 2015.

2015 Compared to 2014

($ in millions)	2015	2014	Change 2015 vs. 2014
Segment revenues	$2,200	$2,255	$(55)	(2)%
Segment profits	$292	$295	$(3)	(1)%
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
Higher owned, leased, and other revenue, net of direct expenses largely reflected favorable operating results at several of our properties, including $4 million of lower lease payments for properties that moved to managed, franchised, or left our system, and $7 million of increased termination fees, partially offset by $4 million in lower branding fees and $2 million from a property that converted to managed.
Lower depreciation, amortization, and other expense was driven by amortization true-ups and lower depreciation from an International property sold in 2015, partially offset by $5 million of higher depreciation at several of our leased properties.
General, administrative, and other expenses increased primarily due to higher costs for branding and service initiatives to grow our brands globally.
Lower gains and other income, net primarily reflected an $11 million loss on the sale of an International property discussed in Footnote 3 “Acquisitions and Dispositions.”
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
SHARE-BASED COMPENSATION
We award: (1) stock options to purchase our common stock; (2) stock appreciation rights (“SARs”) for our common stock; (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports under their Stock Plan. See Footnote 6 “Share-Based Compensation” for more information.
NEW ACCOUNTING STANDARDS
See Footnote 2 “Summary of Significant Accounting Policies” for information on our anticipated adoption of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
In the 2016 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4,000 million, up to $2,500 million of which was initially available, with the full $4,000 million becoming available to us with the closing of the Starwood Combination. The availability of the Credit Facility supports our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. In addition, we used borrowings under the Credit Facility, all of which we later repaid, to finance part of the cash component of the consideration we paid to Starwood shareholders and certain fees and expenses we incurred in connection with the Starwood Combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. The term of the facility expires on June 10, 2021.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), giving pro forma effect for certain material acquisitions, each as defined in the Credit Facility) to not more than 4 to 1. In connection with the Starwood Combination, we exercised our option to temporarily increase the maximum permitted leverage under the Credit Facility to 4.5 to 1 for the 2016 third and fourth quarters and the 2017 first quarter. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, expect to continue to do so once the temporary increase in permitted leverage ends, and do not expect the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
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
At year-end 2016, our available borrowing capacity amounted to $2,545 million and reflected borrowing capacity of $1,687 million under our Credit Facility and our cash balance of $858 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $2,313 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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

Cash from Operations
Cash from operations and non-cash items for the last three fiscal years are as follows:

($ in millions)	2016	2015	2014
Cash from operations	$1,582	$1,430	$1,224
Non-cash items (1)	456	395	328

(1)	Includes depreciation, amortization, impairments, share-based compensation, and deferred income taxes.
Our ratio of current assets to current liabilities was 0.7 to 1.0 at year-end 2016 and 0.4 to 1.0 at year-end 2015. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which we detail in Exhibit 12 to this 2016 Annual Report on Form 10-K, are as follows:

Fiscal Years
2016	2015	2014	2013	2012
5.1x	6.4x	6.2x	5.1x	4.6x
Investing Activities Cash Flows
Acquisition of a Business, Net of Cash Acquired. Cash outflows of $2,412 million in 2016 reflect cash consideration to Starwood shareholders, net of cash acquired in the Starwood Combination. Cash outflows of $137 million in 2015 primarily reflect the acquisition of Delta Hotels. See Footnote 3 “Acquisitions and Dispositions” for more information.
Capital Expenditures and Other Investments. We made capital expenditures of $199 million in 2016, $305 million in 2015, and $411 million in 2014. These included expenditures related to the development and construction of new hotels, improvements to existing properties, and systems initiatives. Capital expenditures in 2016 decreased by $106 million compared to 2015, primarily due to lower spending for our EDITION hotels. Capital expenditures in 2015 decreased by $106 million compared to 2014, primarily related to the 2014 development of two EDITION hotels, partially offset by 2015 renovations at a North American Full-Service property and investments in our reservations system.
We expect 2017 investment spending will total approximately $500 million to $700 million, including approximately $175 million for maintenance capital spending. Consolidated investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments.
Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in hotels, which we have sold or may seek to sell. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include new construction, loans, and noncontrolling equity investments.
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
Dispositions. Property and asset sales generated $218 million cash proceeds in 2016 and $673 million in 2015. See Footnote 3 “Acquisitions and Dispositions” for more information on completed dispositions and planned dispositions.
Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $35 million in 2016 compared to net collections of $26 million in 2015. At year-end 2016, we had $248 million of senior, mezzanine, and other loans ($245 million noncurrent and $3 million current) outstanding, compared to $221 million ($215 million noncurrent and $6 million current) outstanding at year-end 2015. Our notes receivable balance for senior, mezzanine, and other loans increased by $27 million, primarily due to $65 million in loans acquired in the Starwood Combination on the Merger Date and loan advances of $32 million, partially offset by loan collections of $67 million.

Equity and Cost Method Investments. Cash outflows of $14 million in 2016, $7 million in 2015, and $6 million in 2014 for equity and cost method investments primarily reflects our investments in a number of joint ventures.
Cash from Financing Activities
Debt. Debt increased by $4,399 million in 2016, to $8,506 million at year-end 2016 from $4,107 million at year-end 2015, and primarily reflected $1,875 million from the Starwood Combination (much of which was subsequently canceled in exchange for our Series S through W Notes), $1,485 million ($1,500 million face amount) in Series Q and R Notes issuances, and $1,373 million increase in commercial paper borrowings, partially offset by $289 million in Series H Notes that matured in the 2016 second quarter and $24 million of repurchased Starwood senior notes in the 2016 fourth quarter. See Footnote 11 “Long-Term Debt” for additional information on the debt issuances.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2016, our long-term debt had an average interest rate of 2.9 percent and an average maturity of approximately 5.9 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.7 to 1.0 at year-end 2016.
See the “Cash Requirements and Our Credit Facilities,” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.
Share Repurchases. We purchased 8 million shares of our common stock in 2016 at an average price of $71.55 per share, 25.7 million shares in 2015 at an average price of $75.48 per share, and 24.2 million shares in 2014 at an average price of $62.09 per share. At year-end 2016, 31.4 million shares remained available for repurchase under authorizations from our Board of Directors. We purchase shares in the open market and in privately negotiated transactions.
Dividends. Our Board of Directors declared and paid the following quarterly cash dividends in 2016: (1) $0.25 per share declared on February 11, 2016 and paid March 31, 2016 to shareholders of record on February 25, 2016; (2) $0.30 per share declared on May 6, 2016 and paid June 30, 2016 to shareholders of record on May 20, 2016; (3) $0.30 per share declared on September 13, 2016 and paid September 30, 2016 to shareholders of record on September 23, 2016; and (4) $0.30 per share declared November 10, 2016 and paid December 30, 2016 to shareholders of record on November 24, 2016. Our Board of Directors declared a cash dividend of $0.30 per share on February 10, 2017, payable on March 31, 2017 to shareholders of record on February 24, 2017.
Contractual Obligations and Off Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations at year-end 2016:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$9,591	$516	$1,611	$3,791	$3,673
Capital lease obligations (1)	256	13	26	26	191
Operating leases where we are the primary obligor	1,742	183	325	251	983
Purchase obligations	470	186	242	42	—
Other noncurrent liabilities	99	5	8	8	78
Total contractual obligations	$12,158	$903	$2,212	$4,118	$4,925

(1)	Includes principal as well as interest payments.
The preceding table does not reflect unrecognized tax benefits at year-end 2016 of $400 million, including interest and net of deferred tax assets. See Footnote 7 “Income Taxes” for additional information.
In addition to the purchase obligations noted in the preceding table, in the normal course of business we enter into purchase commitments to manage the daily operating needs of the hotels that we manage. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

Other Commitments
The following table summarizes our guarantee, investment, and loan commitments at year-end 2016:

($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantee commitments (expiration by period)	$282	$37	$59	$76	$110
Investment and loan commitments (expected funding by period)	103	87	10	6	—
Total other commitments	$385	$124	$69	$82	$110
In conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or the actions of the other joint venture owner.
For further information, including the nature of the commitments and their expirations, see the “Commitments” caption in Footnote 8 “Commitments and Contingencies.”
Letters of Credit
At year-end 2016, we also had $157 million of letters of credit outstanding (all outside the Credit Facility), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2016 totaled $149 million, the majority of which federal, state, and local governments requested in connection with our self-insurance programs.
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
For more information, including the impact to our financial statements of transactions with these related parties, see Footnote 19 “Related Party Transactions.”
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if: (1) we must make assumptions that were uncertain when the estimate was made; and (2) changes in the estimate, or selection of a different estimate methodology could have a material effect on our consolidated results of operations or financial condition.
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate or assumption was made. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments as a result of unforeseen events or otherwise could have a material impact on our financial position or results of operations.
Management has discussed the development and selection of its critical accounting policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure presented below relating to those policies.
See Footnote 2 “Summary of Significant Accounting Policies” for further information on our critical accounting policies and estimates, which are as follows:
Loyalty Programs, including how members earn points, how we estimate the value of future redemption obligation, and how we recognize revenue for these programs;

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
Income Taxes, including information on how we determine our current year amounts payable or refundable, as well as our estimate of deferred tax assets and liabilities; and
Business Combinations, including the assumptions that we make to estimate the fair values of assets acquired and liabilities assumed related to discount rates, royalty rates, and the amount and timing of future cash flows.

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
We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote 2 “Summary of Significant Accounting Policies” for more information on derivative instruments.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2016 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2017	2018	2019	2020	2021	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$30	$16	$12	$11	$61	$132	$132
Average interest rate							3.57%
Floating-rate notes receivable	$1	$47	$4	$5	$37	$22	$116	$102
Average interest rate							3.37%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(304)	$(405)	$(844)	$(358)	$(853)	$(3,251)	$(6,015)	$(5,975)
Average interest rate							3.67%
Floating-rate debt	$—	$—	$(7)	$—	$(2,311)	$—	$(2,318)	$(2,318)
Average interest rate							1.49%

Item 8.	Financial Statements and Supplementary Data.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

On September 23, 2016, we completed our acquisition of Starwood Hotels & Resorts Worldwide, LLC (“Starwood”). We are in the process of evaluating the existing controls and procedures of Starwood and integrating Starwood into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Starwood Combination from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The business that we acquired in the Starwood Combination represented 77% of the Company’s total assets as of December 31, 2016, and 11% of the Company’s revenues and -5% of the Company’s net income for the year ended December 31, 2016. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Starwood that are subsumed by internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Marriott International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business that the company acquired in the acquisition of Starwood Hotels & Resorts Worldwide, LLC (“Starwood Acquisition”), which is included in the 2016 consolidated financial statements of Marriott International, Inc. and constituted 77% of total assets as of December 31, 2016, 11% of revenues and -5% of net income for the year then ended. Our audit of internal control over financial reporting of Marriott International, Inc. also did not include an evaluation of the internal control over financial reporting of the Starwood Acquisition.

In our opinion, Marriott International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 31, 2016 of Marriott International, Inc. and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Marriott International, Inc.

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marriott International, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Marriott International, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, Virginia
February 21, 2017

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2016, 2015, and 2014
($ in millions, except per share amounts)

	December 31, 2016	December 31, 2015	December 31, 2014
REVENUES
Base management fees (1)	$806	$698	$672
Franchise fees	988	853	745
Incentive management fees (1)	425	319	302
Owned, leased, and other revenue (1)	1,307	986	1,022
Cost reimbursements (1)	13,546	11,630	11,055
	17,072	14,486	13,796
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	900	733	775
Reimbursed costs (1)	13,546	11,630	11,055
Depreciation, amortization, and other (1)	168	139	148
General, administrative, and other (1)	704	634	659
Merger-related costs and charges	386	—	—
	15,704	13,136	12,637
OPERATING INCOME	1,368	1,350	1,159
Gains and other income, net (1)	5	27	8
Interest expense	(234)	(167)	(115)
Interest income (1)	35	29	30
Equity in earnings (1)	10	16	6
INCOME BEFORE INCOME TAXES	1,184	1,255	1,088
Provision for income taxes	(404)	(396)	(335)
NET INCOME	$780	$859	$753
EARNINGS PER SHARE
Earnings per share - basic	$2.68	$3.22	$2.60
Earnings per share - diluted	$2.64	$3.15	$2.54

(1)	See Footnote 19 “Related Party Transactions” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2016, 2015, and 2014
($ in millions)

	December 31, 2016	December 31, 2015	December 31, 2014
Net income	$780	$859	$753
Other comprehensive (loss) income:
Foreign currency translation adjustments	(311)	(123)	(41)
Other derivative instrument adjustments, net of tax	1	10	8
Unrealized gain (loss) on available-for-sale securities, net of tax	2	(7)	5
Pension and postretirement adjustments	5	—	—
Reclassification of losses (gains), net of tax	2	(6)	2
Total other comprehensive loss, net of tax	(301)	(126)	(26)
Comprehensive income	$479	$733	$727
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2016 and 2015
($ in millions)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and equivalents	$858	$96
Accounts and notes receivable, net (1)	1,695	1,103
Prepaid expenses	168	77
Other (1)	62	30
Assets held for sale	588	78
	3,371	1,384
Property and equipment, net	2,335	1,029
Intangible assets
Brands	6,509	197
Contract acquisition costs and other (1)	2,761	1,254
Goodwill	7,598	943
	16,868	2,394
Equity and cost method investments (1)	728	165
Notes receivable, net	245	215
Deferred tax assets	116	672
Other noncurrent assets (1)	477	223
	$24,140	$6,082
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$309	$300
Accounts payable (1)	687	593
Accrued payroll and benefits	1,174	861
Liability for guest loyalty programs	1,866	952
Accrued expenses and other (1)	1,111	527
	5,147	3,233
Long-term debt	8,197	3,807
Liability for guest loyalty programs	2,675	1,622
Deferred tax liabilities(1)	1,020	16
Other noncurrent liabilities (1)	1,744	994
Shareholders’ equity (deficit)
Class A Common Stock	5	5
Additional paid-in-capital	5,808	2,821
Retained earnings	6,501	4,878
Treasury stock, at cost	(6,460)	(11,098)
Accumulated other comprehensive loss	(497)	(196)
	5,357	(3,590)
	$24,140	$6,082

(1)	See Footnote 19 “Related Party Transactions” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2016, 2015, and 2014
($ in millions)

	December 31, 2016	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES
Net income	$780	$859	$753
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	168	139	148
Share-based compensation	212	113	109
Income taxes	76	143	71
Liability for guest loyalty program	343	233	175
Merger-related charges	113	—	—
Working capital changes	(177)	(126)	(120)
Other	67	69	88
Net cash provided by operating activities	1,582	1,430	1,224
INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	(2,412)	(137)	(184)
Capital expenditures	(199)	(305)	(411)
Dispositions	218	673	435
Loan advances	(32)	(66)	(103)
Loan collections	67	92	34
Contract acquisition costs	(80)	(121)	(65)
Redemption of debt security	—	121	—
Other	29	110	(19)
Net cash (used in) provided by investing activities	(2,409)	367	(313)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	1,365	(140)	235
Issuance of long-term debt	1,482	790	394
Repayment of long-term debt	(326)	(325)	(7)
Issuance of Class A Common Stock	34	40	178
Dividends paid	(374)	(253)	(223)
Purchase of treasury stock	(568)	(1,917)	(1,510)
Other	(24)	—	—
Net cash provided by (used in) financing activities	1,589	(1,805)	(933)
INCREASE (DECREASE) IN CASH AND EQUIVALENTS	762	(8)	(22)
CASH AND EQUIVALENTS, beginning of period	96	104	126
CASH AND EQUIVALENTS, end of period	$858	$96	$104
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Fiscal Years 2016, 2015, and 2014
(in millions)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
298.0		Balance at December 31, 2013	$(1,415)	$5	$2,716	$3,837	$(7,929)	$(44)
—		Net income	753	—	—	753	—	—
—		Other comprehensive loss	(26)	—	—	—	—	(26)
—		Dividends	(223)	—	—	(223)	—	—
6.1		Share-based compensation plans	211	—	86	(81)	206	—
(24.2)		Purchase of treasury stock	(1,500)	—	—	—	(1,500)	—
279.9		Balance at December 31, 2014	(2,200)	5	2,802	4,286	(9,223)	(70)
—		Net income	859	—	—	859	—	—
—		Other comprehensive loss	(126)	—	—	—	—	(126)
—		Dividends	(253)	—	—	(253)	—	—
2.1		Share-based compensation plans	70	—	19	(14)	65	—
(25.7)		Purchase of treasury stock	(1,940)	—	—	—	(1,940)	—
256.3		Balance at December 31, 2015	(3,590)	5	2,821	4,878	(11,098)	(196)
—		Net income	780	—	—	780	—	—
—		Other comprehensive loss	(301)	—	—	—	—	(301)
—		Dividends	(374)	—	—	(374)	—	—
1.8		Share-based compensation plans	146	—	110	(21)	57	—
(8.0)		Purchase of treasury stock	(573)	—	—	—	(573)	—
136.0		Starwood Combination (1)	9,269	—	2,877	1,238	5,154	—
386.1	(2)	Balance at December 31, 2016	$5,357	$5	$5,808	$6,501	$(6,460)	$(497)

(1)
Represents Marriott common stock and equity-based awards issued in the Starwood Combination, which also resulted in the depletion of our accumulated historical losses on reissuances of treasury stock in Retained Earnings.

(2)
Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2016, we had 386.1 million of these authorized shares of our common stock and no preferred stock outstanding.

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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2016 and fiscal year-end 2015 and the results of our operations and cash flows for fiscal years 2016, 2015, and 2014. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We have made certain reclassifications of our prior year amounts to conform to our current presentation of “Brands” and “Deferred tax liabilities” in our Balance Sheets and “Merger-related costs and charges” in our Income Statements.
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of the Company. Our Financial Statements include Starwood’s results of operations from the Merger Date through year-end 2016 and reflect the financial position of our combined company at December 31, 2016.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our revenues include: (1) base management and incentive management fees; (2) franchise fees (including licensing fees from MVW and Vistana of $73 million for 2016, $59 million for 2015, and $60 million for 2014); (3) revenues from lodging properties we own or lease; and (4) cost reimbursements. Management fees are typically composed of a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees are typically composed of initial application fees and continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names. Cost reimbursements include direct and indirect costs that are reimbursed to us by properties that we manage, franchise, or license.
Base Management and Incentive Management Fees: We recognize base management fees as revenue when we earn them under the contracts. In interim periods and at year-end, we recognize incentive management fees that would be due as if the contracts were to terminate at that date, exclusive of any termination fees payable or receivable by us.
Franchise Fee and License Fee Revenue: We recognize application fees at hotel opening. We recognize ongoing franchise fees and license fees as revenue in each accounting period as we earn those fees from the franchisee or licensee under the contracts.
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
Other Revenue: Includes other third-party licensing fees, branding fees for third-party residential sales and credit card licensing, and other revenue. We generally recognize other revenue as services are rendered and when collection is reasonably assured. Amounts received in advance are deferred as liabilities.
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
Loyalty Programs
Marriott Rewards and The Ritz-Carlton Rewards and Starwood Preferred Guest (SPG) are our frequent guest loyalty programs. Program members earn points based on the money they spend at our hotels; purchases of timeshare interval, fractional ownership, and residential products; and, to a lesser degree, through participation in affiliated partners’ programs, such as those offered by credit card, car rental, and airline companies. Members can redeem points, which we track on their behalf, for stays at most of our hotels, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash. We provide our Loyalty Programs as cross-brand marketing programs to participating properties, with the objective of operating the programs on a break-even basis. We collect amounts that we expect will, in the aggregate, equal the costs of point redemptions and program operating costs over time.
We defer revenue we receive from managed, franchised, and Marriott-owned/leased hotels and program partners. Our management and franchise agreements require that properties reimburse us currently for the costs of operating the Loyalty Programs, including marketing, promotion, communication with, and performing member services for Loyalty Program members. Due to the requirement that properties reimburse us for program operating costs as incurred, we recognize the related cost reimbursements revenues from properties for our Loyalty Programs when we incur and expense such costs. We also recognize the component of revenue from program partners that corresponds to program maintenance services when we incur and expense such costs. When points are redeemed we recognize the amounts we previously deferred as revenue and the corresponding expense relating to the costs of the awards redeemed.
The recorded liability related to these programs totaled $4,541 million at year-end 2016 compared to $2,574 million at year-end 2015. We estimate the reasonableness and the value of the future redemption obligations using statistical formulas that project timing of future point redemptions based on historical levels, including an estimate of the “breakage” for points that members will never redeem, and an estimate of the points that members will eventually redeem. A ten percent reduction in the estimate of “breakage” would have increased the estimated year-end 2016 liability by $232 million.
Profit Sharing Plan
We contribute to profit sharing plans for the benefit of employees meeting certain eligibility requirements who elect to participate in the plans. Participating employees specify the percentage of salary deferred. We recognized compensation costs from profit sharing of $91 million in 2016, $80 million in 2015, and $76 million in 2014.
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the United States. The functional currency of our consolidated and unconsolidated entities operating outside of the United States is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to losses of $4 million in 2016, $6 million in 2015, and $16 million in 2014.

Share-Based Compensation
We grant share-based compensation awards at exercise prices or strike prices that equal the market price of our common stock on the date of grant. For all share-based awards, we measure compensation costs for our share-based payment transactions at fair value on the grant date, and we recognize those costs in our Financial Statements over the vesting period during which the employee provides service (“the service period”) in exchange for the award, which consists primarily of RSUs and SARs.
For SARs, on the grant date, we use a binomial lattice-based valuation model to estimate the fair value of each stock appreciation right granted. This valuation model uses a range of possible stock price outcomes over the term of the award, discounted back to a present value using a risk-free rate. Because of the limitations with closed-form valuation models, such as the Black-Scholes model, we have determined that this more flexible binomial model provides a better estimate of the fair value of our stock appreciation rights because it takes into account employee and non-employee director exercise behavior based on changes in the price of our stock and also allows us to use other dynamic assumptions. See Footnote 6 “Share-Based Compensation” for further information.
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
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, in order to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. See Footnote 7 “Income Taxes” for further information.
Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We generally collect these receivables within 30 days. We record an accounts receivable reserve when losses are probable, based on an assessment of historical collection activity and current business conditions. Our accounts receivable reserve was $20 million at year-end 2016 and $25 million at year-end 2015.
Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. See Footnote 3 “Acquisitions and Dispositions” for additional information on planned dispositions.

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
We calculate the estimated fair value of a reporting unit using a weighting of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.
We have had no goodwill impairment charges for the last three fiscal years.
Intangibles and Long-Lived Assets
We assess indefinite-lived intangible assets for potential impairment and continued indefinite use at the end of each fiscal year, or during the year if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Similar to goodwill, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the fair value, we recognize an impairment loss in the amount of that excess.
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
Investments
We may hold an equity interest in ventures established to develop or acquire and own hotel properties. These ventures are generally limited liability companies or limited partnerships. We account for investments in such entities using the cost method of accounting when we hold an interest so minor that we have virtually no influence over the operating and financial policies of the investee and the equity method of accounting when we hold an interest more than so minor that it allows us to have influence, but not control, over the operating and financial policies of the investee. We account for investments in other ventures using the equity method of accounting when we exercise significant influence over the entities. If we do not exercise significant influence, we account for the investment using the cost method of accounting. We consolidate entities that we control.
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
We evaluate an investment for impairment when circumstances indicate that we may not be able to recover the carrying value. For example, when evaluating our ventures, we consider loan defaults, significant underperformance relative to historical or projected operating performance, or significant negative industry or economic trends.
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
Fair Value Measurements
We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Footnote 16 “Fair Value of Financial Instruments” for further information. We also apply the provisions of fair value measurement to various nonrecurring measurements for our financial and nonfinancial assets and liabilities.
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
Self-Insurance Programs
We self-insure for certain levels of property, liability, workers’ compensation, and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of two percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.

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
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as incurred. See Footnote 3 “Acquisitions and Dispositions” for additional information.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU No. 2014-09”)
ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Financial Accounting Standards Board (“FASB”) has deferred ASU No. 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU No. 2014-09, and we are evaluating the available adoption methods. We are still assessing the potential impact that ASU No. 2014-09 will have on our financial statements and disclosures, but we believe that there likely will be changes to our revenue recognition policies in the following areas:

•	We will recognize franchise application fees over the term of the franchise contract rather than at hotel opening.

•
We will recognize incentive management fees once the uncertainty related to these variable fees has been alleviated, which will likely result in recognizing these fees later in the year than we do currently.

•	We believe that the timing of recognition for profits from the sale of real estate assets will change, resulting from the removal of the real estate specific guidance.
Accounting Standards Update No. 2015-16 - “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU No. 2015-16”)
In September 2015, the FASB issued ASU No. 2015-16, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, adjustments to provisional amounts that are identified during the measurement period of a business combination are recognized in the period in which the adjustments are determined. We adopted the standard in 2016. See Footnote 3 “Acquisitions and Dispositions” for measurement period adjustments related to the Starwood Combination.
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
Accounting Standards Update No. 2016-09 - “Stock Compensation” (“ASU No. 2016-09”)
In March 2016, the FASB issued ASU No. 2016-09, which involves several aspects of the accounting for share-based payments. The new guidance will require recording of excess tax benefits as income tax expense (or benefit) in the income statement. Currently, excess tax benefits are recorded in additional paid-in-capital in the balance sheet. In the statement of cash flows, the new guidance requires that excess tax benefits be presented as operating inflows and employee tax withholdings as financing outflows. ASU No. 2016-09 is effective for annual and interim periods beginning after December 15, 2016. We are still assessing the potential impact that ASU No. 2016-09 will have on our financial statements and disclosures, but we believe that in 2017 it may result in a decrease of approximately $41 million to our provision for income taxes, an increase of approximately $0.10 to diluted earnings per share, an increase to our operating cash inflows, and an increase to our financing cash outflows.
Accounting Standards Update No. 2017-01 - “Clarifying the Definition of a Business” (“ASU No. 2017-01”)
In January 2017, the FASB issued ASU No. 2017-01, clarifying the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU No. 2017-01 is effective for annual and interim periods beginning after December 15, 2017. We are still assessing the potential impact that ASU No. 2017-01 will have on our financial statements and disclosures.
3.    ACQUISITIONS AND DISPOSITIONS
2016 Acquisitions
We completed the Starwood Combination on September 23, 2016 (the “Merger Date”). Before the combination, Starwood was a leading hospitality company and a competitor of ours. The combination of our brands creates a more comprehensive portfolio, enhances our global market distribution, and provides opportunities for cost efficiencies. Our combined company now operates or franchises over 6,000 properties with nearly 1.2 million rooms, representing 30 leading brands from the moderate-tier to luxury in 122 countries and territories.
Shareholders of Starwood received 0.80 shares of our Class A Common Stock and $21.00 in cash for each share of Starwood common stock. The following table presents the fair value of each class of consideration that we transferred.

(in millions, except per share amounts)
Equivalent shares of Marriott common stock issued in exchange for Starwood outstanding shares	134.4
Marriott common stock price as of Merger Date	$68.44
Fair value of Marriott common stock issued in exchange for Starwood outstanding shares	9,198
Cash consideration to Starwood shareholders, net of cash acquired of $1,116	2,412
Fair value of Marriott equity-based awards issued in exchange for vested Starwood equity-based awards	71
Total consideration transferred, net of cash acquired	$11,681
Preliminary Fair Values of Assets Acquired and Liabilities Assumed. Our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed are based on information that was available as of the Merger Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Merger Date. During the 2016 fourth quarter, we refined our valuation models to reflect changes in assumptions related to contractual terms (such as territorial provisions and royalty rates), operating margins, discount rates, tax rates, and growth rates.

The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Merger Date, as previously reported at the end of the 2016 third quarter and as of year-end 2016.

($ in millions)	September 23, 2016 (as previously reported)	Adjustments	September 23, 2016 (as adjusted)
Working capital	$(115)	$(65)	$(180)
Property and equipment, including assets held for sale	2,045	(46)	1,999
Identified intangible assets	8,573	(616)	7,957
Equity and cost method investments	648	(69)	579
Other noncurrent assets	207	17	224
Deferred income taxes, net	(1,845)	329	(1,516)
Guest loyalty program	(1,647)	16	(1,631)
Debt	(1,876)	5	(1,871)
Other noncurrent liabilities	(518)	(136)	(654)
Net assets acquired	5,472	(565)	4,907
Goodwill (1)	6,226	548	6,774
	$11,698	$(17)	$11,681

(1)
Goodwill primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations, and it is not deductible for tax purposes. See Footnote 13 “Intangible Assets and Goodwill” for our preliminary assignment of goodwill by reportable segment.

Property and Equipment. We acquired property and equipment, which primarily consisted of 15 owned hotels. We provisionally estimated the value of the land, building, and furniture and equipment associated with the hotels using a combination of the income, cost, and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the hotels. We are continuing to assess the marketplace assumptions and property conditions, which could result in changes to these provisional values.
Identified Intangible Assets. The following table presents our preliminary estimates of the fair values of Starwood’s identified intangible assets and their related estimated useful lives.

	Estimated Fair Value (in millions)	Estimated Useful Life (in years)
Brands	$6,452	indefinite
Management Agreements and Lease Contract Intangibles	712	10-25
Franchise Agreements	744	10-80
Loyalty Program Marketing Rights	49	30
	$7,957
We provisionally estimated the value of Starwood’s brands using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management and franchise agreements using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. We valued the lease agreements and leasehold interests using an income approach. These valuation approaches utilize Level 3 inputs, and we continue to review Starwood’s contracts and historical performance in addition to evaluating the inputs, including the discount rates and growth assumptions, which could result in changes to these provisional values.
Franchise agreements include an exclusive, 80-year global license agreement with Vistana, Starwood’s former vacation ownership business that is now part of ILG, for the exclusive use of the Westin and Sheraton brands in vacation ownership. In addition, the same agreement provides ILG with a non-exclusive license for St. Regis and The Luxury Collection vacation ownership properties existing on the Merger Date. Under this agreement, we receive a fixed annual license fee, adjusted for inflation, of $30 million plus certain variable fees based on sales volumes.
Equity Method Investments. We provisionally estimated the value of the investees’ real estate using the same methods as for property and equipment described above. We continue to review the terms of the partnership and joint venture agreements, assess the conditions of the properties, and evaluate the discount rates, any discounts for lack of marketability and control as appropriate, and growth assumptions used in valuing these investments, which could result in changes to our provisional values.

Deferred Income Taxes. Deferred income taxes primarily relate to the fair value adjustments of the assets and liabilities that we acquired from Starwood, including property and equipment, intangible assets, equity method investments, and long-term debt. We provisionally estimated deferred income taxes based on statutory tax rates in the jurisdictions of the legal entities where the acquired noncurrent assets and liabilities are taxed. We continue to assess the tax rates used, and we will update our estimate of deferred income taxes based on any changes to our provisional valuations of the related assets and liabilities and refinement of the effective tax rates, which could result in changes to these provisional values.
Guest Loyalty Program. The SPG program is Starwood’s frequent traveler, customer loyalty, and multi-brand marketing program. We are reviewing the assumptions utilized in an actuarial valuation of the future redemption obligations, which could result in changes to the provisional value of the program liability.
Debt, Leases, and Other Contractual Obligations or Contingencies. We primarily valued debt using quoted market prices, which are considered Level 1 inputs as they are observable in the market. For more information, see Footnote 11 “Long-Term Debt.”
Most of the leases we acquired have initial terms of up to 20 years, contain one or more renewals at our option, generally for five- or 10-year periods, and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on operating performance of the leased property.
We identified certain onerous provisions within a few of the acquired management agreements. We valued liabilities associated with these provisions using an income approach and Level 3 inputs, including cash flows, discount rates, and growth assumptions. We continue to review and evaluate Starwood’s agreements, historical performance, discount rates, and growth assumptions, which could result in changes to these provisional values.
In connection with the Starwood Combination, we are currently assessing various regulatory compliance matters at several foreign Legacy-Starwood locations, including compliance with the U.S. Foreign Corrupt Practices Act. The results of this assessment may give rise to contingencies that could require us to record balance sheet liabilities or accrue expenses. While any such amounts are not currently estimable, we will review our provisional assessment of these contingencies as we gather more information.
Pro Forma Results of Operations. The following unaudited pro forma information presents the combined results of operations of Marriott and Starwood as if we had completed the Starwood Combination on January 1, 2015, but using our preliminary fair values of assets and liabilities as of the Merger Date. As required by GAAP, these unaudited pro forma results do not reflect any cost saving synergies from operating efficiencies. Accordingly, we present these unaudited pro forma results for informational purposes only, and they are not necessarily indicative of what the actual results of operations of the combined company would have been if the Starwood Combination had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

($ in millions)	2016	2015
Pro forma revenues	$20,494	$19,280
Pro forma net income	$1,151	$941
The unaudited pro forma results include $113 million of integration costs for 2016 and $397 million of transaction and employee termination costs for 2015.
Starwood Results of Operations. The following table presents the results of Starwood operations included in our Income Statements from the Merger Date through year-end 2016.

($ in millions)	September 23, 2016 - December 31, 2016
Revenue	$1,906
Net loss	$(39)
2016 Dispositions and Planned Dispositions as of Year-End 2016
In the 2016 fourth quarter, we sold a North American Full-Service property, which we had acquired in the Starwood Combination, and received $165 million in cash. In the 2016 second quarter, we sold a North American Limited-Service segment plot of land and received $46 million in cash. We had previously classified these assets as “Assets held for sale.”

At year-end 2016, we held $588 million of assets classified as “Assets held for sale” and $26 million of liabilities recorded under “Accrued expenses and other” on our Balance Sheets, related to two hotels that we acquired through the Starwood Combination and the remaining Miami Beach EDITION residences.
2015 Acquisitions
In the 2015 second quarter, we acquired the Delta Hotels brand, management and franchise business, together with related intellectual property for approximately $134 million (C$170 million), plus $2 million (C$2 million) of working capital, for a total purchase price of $136 million (C$172 million) in cash. We finalized the purchase accounting during the 2015 third quarter and recognized approximately: $127 million (C$161 million) in intangible assets consisting of contract assets of $17 million (C$22 million), an indefinite-lived brand intangible of $91 million (C$115 million), and goodwill of $19 million (C$24 million); and $9 million (C$11 million) of tangible assets consisting of property and equipment and other assets. As a result of the transaction, we added 37 open hotels and resorts with 9,590 rooms across Canada, including 27 properties under management agreements and 10 properties under franchise agreements, plus five hotels under development.
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

•
$31 million in assets and $2 million in liabilities for The Miami Beach EDITION residences (the “residences”). During the 2015 first quarter, we recorded a $6 million charge, which we did not allocate to any of our segments, following a review of comparable property values. We classified the residences charge in the “Depreciation, amortization, and other” caption of our Income Statements because it was part of a larger mixed-use project for which we had recorded similar charges in prior periods. During 2015, we sold five residences and received $20 million in cash.

4.    MERGER-RELATED COSTS AND CHARGES
The following table presents pre-tax merger-related costs and other charges that we incurred in connection with the Starwood Combination.

($ in millions)	2016	2015
Merger-related costs and charges
Transaction costs	$53	$—
Employee termination costs	241	—
Integration costs	92	—
	386	—
Interest expense	22	—
	$408	$—
Transaction costs represent costs related to the planning and execution of the Starwood Combination, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent employee severance, retention, and other termination benefits. Integration costs primarily represent integration employee salaries and share-based compensation, change management and legal consultants, and technology-related costs. Merger-related interest expense reflects costs that we incurred for a bridge term loan facility commitment and incremental interest expense for debt incurred before the Merger Date related to the Starwood Combination.
In connection with the Starwood Combination, we initiated a restructuring program to achieve cost synergies from our combined operations. We did not allocate costs associated with our restructuring program to any of our business segments. The following table presents our restructuring reserve activity during 2016:

($ in millions)	Employee termination costs
Balance at year-end 2015	$—
Charges	283
Cash payments	(64)
Adjustments (1)	(27)
Balance at year-end 2016, classified in “Accrued expenses and other”	$192

(1)	Adjustments primarily reflect the reversal of charges for certain employees who accepted other positions at the Company or resigned and the impact of cumulative translation adjustments.
5.    EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

(in millions, except per share amounts)	2016	2015	2014
Computation of Basic Earnings Per Share
Net income	$780	$859	$753
Shares for basic earnings per share	290.9	267.3	289.9
Basic earnings per share	$2.68	$3.22	$2.60
Computation of Diluted Earnings Per Share
Net income	$780	$859	$753
Shares for basic earnings per share	290.9	267.3	289.9
Effect of dilutive securities
Share-based compensation	4.8	5.5	6.9
Shares for diluted earnings per share	295.7	272.8	296.8
Diluted earnings per share	$2.64	$3.15	$2.54
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded the following antidilutive stock options and stock appreciation rights in our calculation of diluted earnings per share because their exercise prices were greater than the average market prices for the applicable periods: 0.3 million for 2016, 0.2 million for 2015, and zero for 2014.

6.    SHARE-BASED COMPENSATION
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
In the Starwood Combination, we assumed Starwood’s 2013 Long-Term Incentive Compensation Plan (“Starwood LTIP”) and equity awards outstanding under the Starwood LTIP and other Starwood equity plans. On the Merger Date, we converted outstanding Starwood equity awards to equity awards for Marriott common stock. Those awards generally vest over three years in equal annual installments, subject to a prorated adjustment for employees who are terminated under certain circumstances or who retire or vest immediately upon a qualifying termination of employment following a change in control of Starwood to the extent set forth in the award agreements.
We recorded share-based compensation expense of $212 million in 2016, $113 million in 2015, and $109 million in 2014. Deferred compensation costs for unvested awards totaled $192 million at year-end 2016 (including $42 million related to awards assumed in the Starwood Combination) and $116 million at year-end 2015. As of year-end 2016, we expect to recognize these deferred compensation expenses over a weighted average period of two years.
We present the tax benefits and costs resulting from the exercise or vesting of share-based awards as financing cash flows. The exercise of share-based awards resulted in tax benefits of $32 million in 2016, $34 million in 2015, and $92 million in 2014.
We received cash from the exercise of stock options of $2 million in 2016, $6 million in 2015, and $86 million in 2014.
RSUs and PSUs
We granted 2.8 million RSUs in 2016 to certain officers, key employees, and non-employee directors, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We recognize compensation expense for RSUs over the service period equal to the fair market value of the stock units on the date of issuance. Upon vesting, RSUs convert to shares of our common stock which we distribute from treasury shares. We granted 0.2 million PSUs in 2016 to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period. We also granted 0.5 million PSUs in 2016 to certain senior leaders and members of the Company’s integration team that, subject to continued employment, vest based upon achievement of pre-established targets related to the Starwood Combination over, or at the end of, a three-year performance period.
We had deferred compensation costs for RSUs of approximately $188 million at year-end 2016 and $112 million at year-end 2015. The weighted average remaining term for RSU grants outstanding at year-end 2016 was two years.
The following table provides additional information on RSUs for the last three fiscal years:

	2016	2015	2014
Share-based compensation expense (in millions)	$204	$103	$98
Weighted average grant-date fair value (per RSU)	$66	$78	$52
Aggregate intrinsic value of distributed RSUs (in millions)	$190	$195	$144

The following table presents the changes in our outstanding RSU grants during 2016 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2015	4.9	$53
Granted (1)	2.8	63
Issued in the Starwood Combination	2.7	68
Distributed	(2.9)	50
Forfeited	(0.1)	62
Outstanding at year-end 2016	7.4	$61

(1)	Includes 0.7 million PSUs.
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
We recognized compensation expense for Employee SARs and Director SARs of $8 million in 2016, $7 million in 2015, and $8 million in 2014. We had deferred compensation costs related to SARs of approximately $4 million in 2016 and $3 million in 2015. Upon the exercise of SARs, we issue shares from treasury shares.
The following table presents the changes in our outstanding SARs during 2016 and the associated weighted average exercise prices:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2015	5.6	$36
Granted	0.4	67
Exercised	(1.4)	30
Outstanding at year-end 2016	4.6	$40
The following tables show the number of Employee SARs and Director SARs we granted in the last three fiscal years, the associated weighted average exercise prices, and the associated weighted average grant-date fair values:

Employee SARs	2016	2015	2014
Employee SARs granted (in millions)	0.4	0.3	0.3
Weighted average exercise price (per SAR)	$67	$83	$53
Weighted average grant-date fair value (per SAR)	$22	$26	$17
Director SARs	2016	2015	2014
Director SARs granted	3,507	2,773	3,277
Weighted average exercise price (per SAR)	$69	$80	$59
Weighted average grant-date fair value (per SAR)	$23	$29	$22
Outstanding SARs had total intrinsic values of $196 million at year-end 2016 and $232 million at year-end 2015. Exercisable SARs had total intrinsic values of $179 million at year-end 2016 and $209 million at year-end 2015. SARs exercised during 2016 had total intrinsic values of $58 million, and SARs exercised in 2015 had total intrinsic values of $23 million.

We used the following assumptions to determine the fair value of the SARs we granted to employees and non-employee directors in 2016, 2015, and 2014:

	2016	2015	2014
Expected volatility	30%	30%	29 - 30%
Dividend yield	1.33%	1.04%	1.14%
Risk-free rate	1.7 - 2.4%	1.9 - 2.3%	2.2 - 2.8%
Expected term (in years)	8 - 10	6 - 10	6 - 10
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
Other Information
At year-end 2016, we had 35 million remaining shares authorized under the Stock Plan and Starwood LTIP.
7.    INCOME TAXES
The components of our earnings before income taxes for the last three fiscal years consisted of:

($ in millions)	2016	2015	2014
U.S.	$813	$896	$808
Non-U.S.	371	359	280
	$1,184	$1,255	$1,088
Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2016	2015	2014
Current	-U.S. Federal	$(203)	$(167)	$(224)
	-U.S. State	(41)	(40)	(43)
	-Non-U.S.	(56)	(50)	(47)
		(300)	(257)	(314)

Deferred	-U.S. Federal	(61)	(131)	(21)
	-U.S. State	(14)	(7)	(5)
	-Non-U.S.	(29)	(1)	5
		(104)	(139)	(21)
		$(404)	$(396)	$(335)
Our current tax provision does not reflect the following benefits attributable to us for the vesting or exercise of employee share-based awards: $32 million in 2016, $34 million in 2015, and $89 million in 2014. The preceding table includes tax credits of $4 million in 2016, $4 million in 2015, and $4 million in 2014. We had tax applicable to other comprehensive income of $3 million in 2016, $2 million in 2015, and $5 million in 2014.
We have made no provision for U.S. income taxes or additional non-U.S. taxes on the cumulative unremitted earnings of non-U.S. subsidiaries ($3,950 million as of year-end 2016). We consider the earnings for substantially all non-U.S. subsidiaries to be indefinitely reinvested. These earnings could become subject to additional taxes if the non-U.S. subsidiaries dividend or loan those earnings to a U.S. affiliate or if we sell our interests in the non-U.S. subsidiaries. We cannot practically estimate the amount of additional taxes that might be payable on the unremitted earnings.

Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2014 to the end of 2016:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2014	$34
Change attributable to tax positions taken during the current period	3
Decrease attributable to settlements with taxing authorities	(27)
Decrease attributable to lapse of statute of limitations	—
Unrecognized tax benefit at year-end 2014	10
Change attributable to tax positions taken during the current period	15
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2015	24
Additions from Starwood Combination	387
Change attributable to tax positions taken in prior years	(3)
Change attributable to tax positions taken during the current period	16
Decrease attributable to settlements with taxing authorities	(2)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2016	$421
These unrecognized tax benefits reflect the following year-over-year changes: (1) a $397 million increase in 2016, largely attributable to Legacy-Starwood unrecognized tax benefits assumed in the Starwood Combination; (2) a $14 million increase in 2015, largely attributable to a U.S. federal tax issue regarding transfer pricing; and (3) a $24 million decrease in 2014, largely attributable to the favorable settlements reached with taxing authorities on both federal and international positions taken in prior years.
Our unrecognized tax benefit balances included $288 million at year-end 2016, $15 million at year-end 2015, and $7 million at year-end 2014 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that we will settle $73 million of unrecognized tax benefits within the next twelve months. This includes $59 million of U.S. federal issues that are currently in appeals, $11 million of state and non-U.S. audits expected to be resolved in 2017, and $3 million related to issues for which statutes of limitations will expire in 2017. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. Related interest totaled $8 million in 2016, $3 million in 2015, and $2 million in 2014.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and we have settled all issues for tax years through 2013 for Marriott and through 2006 for Starwood. Our Marriott 2014 and 2015 tax year audits are substantially complete, and our Marriott 2016 tax year audit is currently ongoing. Starwood is currently under audit by the IRS for years 2010 through 2012 and in appeals for years 2007 through 2009. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
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

The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to a significant portion of our deferred tax assets and liabilities as of year-end 2016 and year-end 2015:

($ in millions)	At Year-End 2016	At Year-End 2015
Employee benefits	$430	$348
Net operating loss carry-forwards	320	205
Accrued expenses and other reserves	204	63
Receivables, net	134	11
Tax credits	79	111
Frequent guest program	42	68
Deferred income	20	21
Self-insurance	15	21
Joint venture interests	(8)	(49)
Property and equipment	(199)	(3)
Intangibles	(1,724)	(11)
Other, net	32	34
Deferred taxes	(655)	819
Less: valuation allowance	(249)	(163)
Net deferred taxes	$(904)	$656
During 2016, the valuation allowance increased primarily due to the Starwood Combination. The valuation allowance is attributable to non-U.S. and U.S. state net operating loss carry forwards.
At year-end 2016, we had approximately $65 million of tax credits that expire through 2036 and $13 million of tax credits that do not expire. We recorded $5 million of net operating loss benefits in 2016 and $5 million in 2015. At year-end 2016, we had approximately $2,152 million of primarily state and foreign net operating losses, of which $1,243 million expire through 2036.
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2016	2015	2014
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.9	2.9	2.7
Non-U.S. income (1)	(6.8)	(5.2)	(4.8)
Change in valuation allowance	0.3	1.2	(0.4)
Tax credits	(0.4)	(0.3)	(0.3)
Other, net	3.1	(2.1)	(1.4)
Effective rate	34.1%	31.5%	30.8%

(1)
Includes differences between U.S. and foreign statutory rates as well as tax incentives and tax-exempt income from operations in certain foreign jurisdictions, which we consider to be equivalent to a reduction of the statutory tax rates in these jurisdictions.

We paid cash for income taxes, net of refunds of $293 million in 2016, $218 million in 2015, and $172 million in 2014.
8.    COMMITMENTS AND CONTINGENCIES
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

We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at year-end 2016 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$155	$24
Operating profit	119	40
Other	8	2
Total guarantees where we are the primary obligor	$282	$66
Our liability at year-end 2016 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $12 million of “Accrued expenses and other” and $54 million of “Other noncurrent liabilities.”
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
Commitments
At year-end 2016, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
We have a right and, under certain circumstances, an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next five years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $20 million (€15 million) in deposits, $12 million (€11 million) of which are remaining. The amounts on deposit are refundable to the extent that we do not acquire our joint venture partner’s remaining interests.

•
Various loan commitments totaling $126 million, of which we expect to fund $86 million in 2017, $7 million in 2018, and $9 million thereafter. We do not expect to fund the remaining $24 million of these commitments.

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $470 million. We expect to purchase goods and services subject to these commitments as follows: $186 million in 2017, $136 million in 2018, $106 million in 2019, and $42 million thereafter. These purchase commitments include $302 million of Legacy-Starwood commitments. We are evaluating the contractual nature of such commitments, and the amounts shown above could change as a result of that evaluation.

•	Several commitments aggregating $46 million, which we do not expect to fund.
Letters of Credit
At year-end 2016, we had $157 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote 11 “Long-Term Debt”), the majority of which were for our self-insurance programs. Surety bonds issued as of year-end 2016, totaled $149 million, the majority of which state governments requested in connection with our self-insurance programs.

Legal Proceedings
In November 2015, Starwood announced a malware intrusion had affected point of sale systems at various outlets within certain Legacy-Starwood branded hotels. This resulted in the potential compromise of credit card data and associated personal information. The affected credit card companies are evaluating whether and to what extent financial penalties should be imposed. In addition, a putative class action arising from the malware intrusion was filed against Starwood on January 5, 2016 in the United States District Court for the Southern District of California. The named plaintiff, Paul Dugas, does not specify any damages sought. Starwood initially filed a motion to dismiss that was granted in part and denied in part in November 2016. The plaintiff filed an amended complaint in December 2016, and we are evaluating how to respond.
On May 10, 2016, the owners of the Sheraton Grand Chicago and the Westin Times Square, New York, filed suit in the Supreme Court of New York against Starwood and Marriott seeking to enjoin the merger of the two companies. The complaint alleges violations of the territorial restrictions contained in the management agreements for those two hotels arising as a result of the merger of Marriott and Starwood. While the attempt to enjoin the merger ultimately failed, the underlying suit continues as a breach of contract claim, and plaintiffs seek, among other remedies, monetary damages relating to the alleged violations.
We do not expect either proceeding to have a significant impact on our consolidated results of operations as they both relate to matters existing as of the Merger Date.
Other Contingencies
See a description of certain contingencies relating to the Starwood Combination in Footnote 3 “Acquisitions and Dispositions.”
9.    LEASES
The following table presents our future minimum lease obligations, including leases that we assumed in the Starwood Combination, for which we are the primary obligor as of year-end 2016:

($ in millions)	Operating Leases	Capital Leases
2017	$183	$13
2018	173	13
2019	152	13
2020	130	13
2021	121	13
Thereafter	983	191
Total minimum lease payments where we are the primary obligor	$1,742	$256
Less: amount representing interest		83
Present value of minimum lease payments		$173
Most leases have initial terms of up to 20 years, contain one or more renewals at our option, generally for five- or 10-year periods, and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on operating performance of the leased property.
The following table details the composition of rent expense for operating leases for the last three years:

($ in millions)	2016	2015	2014
Minimum rentals	$150	$138	$143
Additional rentals	67	65	64
	$217	$203	$207

10.    SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The following table summarizes the activity in our self-insurance reserve for losses and loss adjustment expenses as of year-end 2016 and 2015:

($ in millions)	2016	2015
Balance at beginning of year	$416	$384
Less: reinsurance recoverable	(3)	(4)
Net balance at beginning of year	413	380
Assumed in the Starwood Combination	91	—
Incurred related to:
Current year	140	141
Prior years	(20)	(11)
Total incurred	120	130
Paid related to:
Current year	(26)	(27)
Prior years	(79)	(70)
Total paid	(105)	(97)
Net balance at end of year	519	413
Add: reinsurance recoverable	3	3
Balance at end of year	$522	$416

Current portion classified in “Accrued expenses and other”	$142	$115
Noncurrent portion classified in “Other noncurrent liabilities”	380	301
	$522	$416
We decreased our provision for incurred losses for prior years by $20 million in 2016 and by $11 million in 2015 as a result of changes in estimates from insured events from prior years due to changes in underwriting experience and frequency and severity trends.

11.	LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2016 and 2015:

($ in millions)	At Year-End 2016	At Year-End 2015
Senior Notes:
Series H Notes, interest rate of 6.2%, face amount of $289, maturing June 15, 2016 (effective interest rate of 6.3%)	$—	$289
Series I Notes, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	293	293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	597	595
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	347	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	396	395
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	446	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	344	343
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	742	—
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	742	—
Series S Notes, interest rate of 6.8%, face amount of $324, maturing May 15, 2018 (effective interest rate of 1.7%)	346	—
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	206	—
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	—
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	340	—
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	293	—
Commercial paper	2,311	938
Credit Facility	—	—
Capital lease obligations	173	5
Other	291	108
	$8,506	$4,107
Less: Current portion of long-term debt	(309)	(300)
	$8,197	$3,807
All of our long-term debt is recourse to us but unsecured. We paid cash for interest, net of amounts capitalized, of $165 million in 2016, $114 million in 2015, and $79 million in 2014. All of the Senior Notes shown in the table above are our unsecured and unsubordinated obligations, which rank equally with our other Senior Notes and all other unsecured and unsubordinated indebtedness that we have issued or will issue from time to time, and are governed by the terms of an indenture, dated as of November 16, 1998, between us and The Bank of New York Mellon (formerly The Bank of New York), as trustee. We may redeem some or all of each series of the Senior Notes before maturity under the terms provided in the applicable form of Senior Note.
In the 2016 fourth quarter, we completed debt exchange offers to exchange all validly tendered and not validly withdrawn outstanding senior notes previously issued by Starwood for new notes issued by us. In exchange for the validly tendered and accepted Starwood notes, we issued the Series S Notes through Series W Notes shown in the table above. At year-end 2016, $165 million aggregate principal amount of Starwood’s previously issued notes remained outstanding across five series, which we include in the “Other” caption in the above table. In connection with the exchange offers, we also obtained consent from the requisite holders of each series of Starwood’s previously issued notes to amend the indentures governing those notes to, among other things, eliminate substantially all of the restrictive covenants, change of control provisions, requirements that Starwood had been required to meet to consolidate, merge, or sell all or substantially all of its assets, and certain events of default. As a result of those consents, those restrictions and events of default no longer apply to the Starwood notes that remain outstanding.

In the 2016 second quarter, we issued $1,500 million aggregate principal amount of the Series Q Notes and Series R Notes shown in the table above. We received net proceeds of approximately $1,485 million from the offering of the Series Q Notes and Series R Notes, after deducting the underwriting discount and estimated expenses. We used these proceeds, together with borrowings under our Credit Facility, as defined below, to finance the cash component of the consideration paid to Starwood shareholders and certain fees and expenses we incurred in connection with the Starwood Combination.
In the 2015 third quarter, we issued $800 million aggregate principal amount of the Series O Notes and Series P Notes shown in the table above. We received net proceeds of approximately $790 million from the offering of the Series O and Series P Notes, after deducting the underwriting discount and expenses. We use these proceeds for general corporate purposes, including working capital, capital expenditures, stock repurchases, or repayment of commercial paper or other borrowings as they became due.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4,000 million of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. In addition, we used borrowings under the Credit Facility, all of which we later repaid, to finance part of the cash component of the consideration we paid to Starwood shareholders and certain fees and expenses we incurred in connection with the Starwood Combination. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facilities” caption earlier in this report in the “Liquidity and Capital Resources” section for information on our available borrowing capacity at year-end 2016.
The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt as of year-end 2016:

Debt Principal Payments ($ in millions)	Amount
2017	$309
2018	410
2019	857
2020	364
2021	3,171
Thereafter	3,395
Balance at year-end 2016	$8,506
12. PENSION AND OTHER POSTRETIREMENT BENEFITS
We assumed numerous funded and unfunded domestic and international defined benefit pension plans in the Starwood Combination. All defined benefit plans covering U.S. employees are frozen, meaning that employees do not accrue additional benefits. Certain plans covering non-U.S. employees remain active. The majority of participants in the non-U.S. pension plans are employees of managed hotels, for which we are reimbursed for costs related to their benefits.
We also assumed the Starwood Retiree Welfare Program, which provides health care and life insurance benefits for certain eligible retired employees. We fund this plan on a pay-as-you-go basis.
During 2016, we recorded net actuarial gains of $5 million, net of tax, in other comprehensive income, primarily due to changes in assumed discount rates.

The following tables show the fair value of plan assets, accumulated benefit obligation, and the funded status of our defined benefit pension and postretirement benefit plans at December 31, 2016:

($ in millions)	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Change in Plan Assets
Fair value of plan assets at Merger Date	$—	$278	$—
Actual return on plan assets, net of expenses	—	(10)	—
Employer contribution	1	2	—
Effect of foreign exchange rates	—	(6)	—
Benefits paid	(1)	(2)	—
Fair value of plan assets at year-end	$—	$262	$—

($ in millions)	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Change in Benefit Obligation
Benefit obligations at Merger Date	$23	$251	$16
Interest cost	—	2	—
Actuarial gain	(1)	(17)	(1)
Effect of foreign exchange rates	—	(5)	—
Benefits paid	(1)	(2)	—
Accumulated benefit obligation balance	21	229	15
Overfunded (underfunded) status	$(21)	$33	$(15)
We show over- and under-funded amounts in our Balance Sheets as $40 million of “Other noncurrent liabilities,” $3 million of “Accrued expenses and other,” and $40 million of “Other noncurrent assets” at December 31, 2016.
The following table shows the benefit obligations for pension plans with accumulated benefit obligations that exceed the fair value of plan assets:

($ in millions)	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Plans with Accumulated Benefit Obligations in excess of Plan Assets
Projected benefit obligation	$21	$7	n/a
Accumulated benefit obligation	$21	$7	n/a
The weighted average assumptions used to determine benefit obligations at year-end 2016 were as follows:

	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits
Discount rate	3.75%	3.54%	3.74%
Rate of compensation increase	n/a	3.02%	n/a
For measurement purposes at year-end 2016, we assumed a 7% annual rate of increase in the per capita cost of covered health care benefits for 2017, gradually decreasing to 5% in 2020. A one-percentage point change in our assumed health care cost trend rates would have less than a $1 million effect on the postretirement obligation and a nominal impact on the total of service and interest cost components of the net periodic benefit cost.
Our investment objectives for these pension plans are to minimize asset value volatility and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 31% debt securities, 30% equity securities, and 39% other. We consider a number of factors in assessing the expected return on plan assets, including current and expected allocation of plan assets, the investment strategy, historical rates of return and our expectations, as well as investment expert expectations, for investment performance over approximately a ten-year period.

The following table presents our fair value hierarchy of the plan assets at year-end 2016:

($ in millions)	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$79	$—	$—	$79
Collective trusts	—	1	93	94
Equity index trusts	77	—	—	77
Money markets	1	9	—	10
Bond index funds	—	2	—	2
	$157	$12	$93	$262
The collective trusts assets include investments in insurance contracts, which we valued using significant unobservable inputs, including plan specific data and bond interest rates. We value all other assets using quoted market prices in active markets or other observable inputs.
The following table shows our expected future pension and postretirement benefit plan payments for the next ten years:

($ in millions)	Domestic Pension Benefits	Foreign Pension Benefits	Postretirement Benefits	Total
2017	$2	$15	$1	$18
2018	2	9	1	12
2019	2	10	1	13
2020	2	10	1	13
2021	2	10	1	13
2022-2026	7	54	5	66
We expect to contribute $9 million to the plans during 2017. A significant portion of the contributions relate to the non-U.S. pension plans, for which we are reimbursed by our managed hotels.
13.    INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2016 and 2015:

($ in millions)	At Year-End 2016	At Year-End 2015
Definite-lived Intangible Assets
Contract acquisition costs and other	$3,276	$1,702
Accumulated amortization	(447)	(380)
	2,829	1,322
Indefinite-lived Intangible Brand Assets	6,441	129
	$9,270	$1,451
We capitalize both direct and incremental costs that we incur to acquire management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Our amortization expense totaled $87 million in 2016, $65 million in 2015, and $64 million in 2014. We estimate that our aggregate amortization expense for each of the next five fiscal years will be as follows: $152 million for 2017; $152 million for 2018; $152 million for 2019; $152 million for 2020; and $152 million for 2021.

The following table details the carrying amount of our goodwill at year-end 2016 and 2015:

($ in millions)	North American Full-Service Segment	North American Limited-Service Segment	International	Total Goodwill
Year-end 2015 balance:
Goodwill	$409	$125	$463	$997
Accumulated impairment losses	—	(54)	—	(54)
	409	71	463	943

Additions	$2,500	$1,434	$2,840	$6,774
Foreign currency translation	(4)	(1)	(114)	(119)

Year-end 2016 balance:
Goodwill	$2,905	$1,558	$3,189	$7,652
Accumulated impairment losses	—	(54)	—	(54)
	$2,905	$1,504	$3,189	$7,598
The table reflects our preliminary estimate of goodwill added as a result of our acquisition of Starwood in 2016. Because we have not yet finalized the fair values of assets acquired and liabilities assumed in the Starwood Combination, the assignment of goodwill to our reporting units may change during the measurement period. See Footnote 3 “Acquisitions and Dispositions” for more information.
14.    PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2016 and 2015:

($ in millions)	At Year-End 2016	At Year-End 2015
Land	$654	$299
Buildings and leasehold improvements	1,352	729
Furniture and equipment	1,159	768
Construction in progress	155	130
	3,320	1,926
Accumulated depreciation	(985)	(897)
	$2,335	$1,029
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. Interest we capitalized as a cost of property and equipment totaled $1 million in 2016, $9 million in 2015, and $33 million in 2014. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $157 million in 2016, $132 million in 2015, and $135 million in 2014 (of which $76 million in 2016, $58 million in 2015, and $51 million in 2014 we included in reimbursed costs). Fixed assets attributed to operations located outside the United States were $1,000 million in 2016 and $229 million in 2015.
15.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances (net of reserves and unamortized discounts) at year-end 2016 and 2015:

($ in millions)	At Year-End 2016	At Year-End 2015
Senior, mezzanine, and other loans	$248	$221
Less current portion	(3)	(6)
	$245	$215
We did not have any past due notes receivable amounts at the end of either 2016 or 2015. The unamortized discounts for our notes receivable were $22 million at year-end 2016 and $31 million at year-end 2015.

The following table presents the expected future principal payments (net of reserves and unamortized discounts) as well as interest rates for our notes receivable as of year-end 2016:

Notes Receivable Principal Payments ($ in millions)	Amount
2017	$3
2018	77
2019	21
2020	17
2021	48
Thereafter	82
Balance at year-end 2016	$248
Weighted average interest rate at year-end 2016	6.9%
Range of stated interest rates at year-end 2016	0 - 18%

At year-end 2016, our recorded investment in impaired senior, mezzanine, and other loans was $74 million, and we had a $57 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. At year-end 2015, our recorded investment in impaired senior, mezzanine, and other loans was $72 million, and we had a $55 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. Our average investment in impaired senior, mezzanine, and other loans totaled $73 million during 2016, $67 million during 2015, and $81 million during 2014.
16.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2016		At Year-End 2015
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$245	$231	$215	$209
Total noncurrent financial assets	$245	$231	$215	$209

Senior Notes	$(5,438)	$(5,394)	$(2,766)	$(2,826)
Commercial paper	(2,311)	(2,311)	(938)	(938)
Other long-term debt	(280)	(284)	(99)	(108)
Other noncurrent liabilities	(59)	(59)	(63)	(63)
Total noncurrent financial liabilities	$(8,088)	$(8,048)	$(3,866)	$(3,935)
We estimate the fair value of our senior, mezzanine, and other loans, including the current portion, by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote 11 “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2016 and year-end 2015, we determined that the carrying value of our commercial paper approximated fair value due to the short maturity. Our other noncurrent liabilities largely consist of guarantees. As we note in the “Guarantees” caption of Footnote 2 “Summary of Significant Accounting Policies,” we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2016 and year-end 2015, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote 2 “Summary of Significant Accounting Policies” for more information on the input levels we use in determining fair value.

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the accumulated other comprehensive (loss) income activity for 2016, 2015, and 2014:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2013	$(31)	$(19)	$6	$—	$(44)
Other comprehensive (loss) income before reclassifications (1)	(41)	8	5	—	(28)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	—	2
Net other comprehensive (loss) income	(41)	10	5	—	(26)
Balance at year-end 2014	$(72)	$(9)	$11	$—	$(70)
Other comprehensive (loss) income before reclassifications (1)	(123)	10	(7)	—	(120)
Amounts reclassified from accumulated other comprehensive loss	3	(9)	—	—	(6)
Net other comprehensive (loss) income	(120)	1	(7)	—	(126)
Balance at year-end 2015	$(192)	$(8)	$4	$—	$(196)
Other comprehensive (loss) income before reclassifications (1)	(311)	1	2	5	(303)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	—	2
Net other comprehensive (loss) income	(311)	3	2	5	(301)
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes gains on intra-entity foreign currency transactions that are of a long-term investment nature of $69 million for 2016, $48 million for 2015, and $28 million for 2014.

18.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following three reportable business segments, which include the following brands at year-end 2016:

•
North American Full-Service, which includes our Luxury and Premium brands (JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Le Méridien, Autograph Collection Hotels, Delta Hotels, Gaylord Hotels, and Tribute Portfolio) located in the United States and Canada;

•
North American Limited-Service, which includes our Select brands (Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, TownePlace Suites, Aloft Hotels, AC Hotels by Marriott, Element Hotels, and Moxy Hotels) located in the United States and Canada; and

•
International, which includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, Bulgari Hotels & Resorts, Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Le Méridien, Autograph Collection Hotels, Marriott Executive Apartments, Tribute Portfolio, Courtyard, Residence Inn, Fairfield Inn & Suites, Four Points, Aloft Hotels, AC Hotels by Marriott, Protea Hotels, Element Hotels, and Moxy Hotels located outside the United States and Canada.

Our North American Full-Service and North American Limited-Service segments meet the applicable accounting criteria to be reportable business segments. The following four operating segments do not meet the criteria for separate disclosure as reportable business segments: Asia Pacific, Caribbean and Latin America, Europe, and Middle East and Africa, and accordingly, we combined these four operating segments into an “all other” category which we refer to as “International.”
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents a portion of our revenues, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. It also includes license fees we receive from our credit card programs and fees from vacation ownership licensing agreements.
Our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), monitors assets for the consolidated company, but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues

($ in millions)	2016	2015	2014
North American Full-Service segment	$10,376	$8,825	$8,323
North American Limited-Service segment	3,561	3,193	2,962
International	2,636	2,200	2,255
Total segment revenues (1)	16,573	14,218	13,540
Other unallocated corporate	499	268	256
Total consolidated revenues	$17,072	$14,486	$13,796

(1)	Revenues attributed to operations located outside the United States were $3,181 million in 2016, $2,761 million in 2015, and $2,518 million in 2014.
Segment Profits

($ in millions)	2016	2015	2014
North American Full-Service segment	$777	$561	$524
North American Limited-Service segment	698	651	574
International	407	292	295
Total segment profits (1)	1,882	1,504	1,393
Other unallocated corporate	(499)	(111)	(220)
Interest expense and interest income	(199)	(138)	(85)
Income taxes	(404)	(396)	(335)
	$780	$859	$753

(1)
Segment profits attributed to operations located outside the United States were $462 million in 2016, $329 million in 2015, and $327 million in 2014. The 2016 segment profits consisted of segment profits of $176 million from Asia Pacific, $105 million from Europe, $87 million from the Caribbean and Latin America, $55 million from Canada, and $39 million from the Middle East and Africa.

Depreciation and Amortization

($ in millions)	2016	2015	2014
North American Full-Service segment	$67	$55	$52
North American Limited-Service segment	23	21	22
International	57	40	42
Total segment depreciation and amortization	147	116	116
Other unallocated corporate (1)	21	23	32
	$168	$139	$148

(1)	Includes no impairment charges in 2016, $12 million in 2015, and $25 million in 2014 on EDITION hotels and residences. See Footnote 3 “Acquisitions and Dispositions” for more information.
Capital Expenditures

($ in millions)	2016	2015	2014
North American Full-Service segment	$35	$120	$251
North American Limited-Service segment	7	7	5
International	39	86	87
Total segment capital expenditures	81	213	343
Other unallocated corporate	118	92	68
	$199	$305	$411

19.    RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management and/or franchise services and receive fees. We also have equity method investments in entities that provide management and/or franchise services to hotels and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities. Undistributed earnings attributable to our equity method investments represented approximately $5 million of our consolidated retained earnings at year-end 2016.
The following tables present financial data resulting from transactions with these related parties:
Income Statement Data

($ in millions)	2016	2015	2014
Base management fees	$18	$15	$17
Incentive management fees	10	3	6
Owned, leased, and other revenue	—	1	1
Cost reimbursements	193	197	226
Total revenue	$221	$216	$250

Reimbursed costs	$(193)	$(197)	$(226)
Depreciation, amortization, and other	(2)	(2)	(2)
General, administrative, and other	—	(1)	(2)
Gains and other income	1	—	—
Interest income	5	5	5
Equity in earnings	10	16	6
Balance Sheet Data

($ in millions)	At Year-End 2016	At Year-End 2015
Current assets
Accounts and notes receivable, net	$27	$29
Other	1	1
Intangible assets
Contract acquisition costs and other	23	30
Equity method investments	723	159
Other noncurrent assets	17	17
Deferred tax assets	6	—
Current liabilities
Accounts payable	(4)	(10)
Accrued expenses and other	(22)	(12)
Deferred tax liabilities	(56)	(4)
Other noncurrent liabilities	(4)	(3)

Summarized Financial Information for Investees
The following tables present summarized financial information for the entities in which we have equity method investments:

($ in millions)	2016 (1)	2015	2014
Sales	$747	$615	$752
Net income	$101	$44	$38

($ in millions)	At Year-End 2016	At Year-End 2015
Assets (primarily composed of hotel real estate managed by us)	$2,249	$1,218
Liabilities	$1,677	$1,110

(1)	Sales and net income are for the period from the Merger Date to year-end 2016 for the entities in which we acquired an investment through the Starwood Combination.
At year-end 2016, the carrying amount of our equity method investments, which includes a provisional estimate of the fair value of the equity method investments that we acquired in the Starwood Combination on the Merger Date, was $723 million. This value exceeded our share of the book value of the investees' net assets by $491 million, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees. Excluding the amount attributable to land, we amortize the difference on a straight-line basis over the underlying assets' estimated useful lives when calculating equity method earnings attributable to us.
Other Related Parties
We received management fees of approximately $13 million in 2016, $13 million in 2015, and $12 million in 2014, plus reimbursement of certain expenses, from our operation of properties owned by JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, and other members of the Marriott family.
20.    RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 87 lodging properties at year-end 2016 and 58 lodging properties at year-end 2015 that we operated under long-term agreements. Over the last three years, we recognized revenues, including cost reimbursements revenue, of $1,991 million in 2016, $1,888 million in 2015, and $1,927 million in 2014 from those lodging properties, and included those revenues in all three of our business segments.
Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. Host was affiliated with eight such properties at year-end 2016 and nine such properties at year-end 2015. We recognized revenues, including cost reimbursements revenue, of $98 million in 2016, $103 million in 2015, and $106 million in 2014 from those lodging properties, and included those revenues in our North American Full-Service and International segments.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,772	$3,902	$3,942	$5,456	$17,072
Operating income	$367	$389	$171	$441	$1,368
Net income	$219	$247	$70	$244	$780
Diluted earnings per share (1)	$0.85	$0.96	$0.26	$0.62	$2.64

($ in millions, except per share data)	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,513	$3,689	$3,578	$3,706	$14,486
Operating income	$332	$369	$339	$310	$1,350
Net income	$207	$240	$210	$202	$859
Diluted earnings per share	$0.73	$0.87	$0.78	$0.77	$3.15

(1)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Starwood that are subsumed by internal control over financial reporting.
Internal Control Over Financial Reporting
We have set forth management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Part II, Item 8 of this Form 10-K, and we incorporate those reports here by reference.
We are in the process of evaluating the existing controls and procedures of Starwood and integrating Starwood into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded the business that we acquired in the Starwood Combination from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The business that we acquired in the Starwood Combination represented 77% of the Company’s total assets as of December 31, 2016, and 11% of the Company’s revenues and -5% of the Company’s net income for the year ended December 31, 2016.

Item 9B.	Other Information.
None.

PART III

Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our shareholders in connection with our 2017 Annual Meeting of Shareholders.

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

Item 11. Executive Compensation.	We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.	We incorporate this information by reference to the “Transactions with Related Persons” and “Director Independence” sections of our Proxy Statement.

Item 14. Principal Accounting Fees and Services.
We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

EXECUTIVE OFFICERS OF THE REGISTRANT
We include below certain information on our executive officers. This information is as of February 1, 2017, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	84
J.W. Marriott, Jr. was elected Executive Chairman effective March 31, 2012, having relinquished his position as Chief Executive Officer. He served as Chief Executive Officer of the Company and its predecessors since 1972. He joined Marriott in 1956, became President and a Director in 1964, Chief Executive Officer in 1972, and Chairman of the Board in 1985. Mr. Marriott serves on the Board of The J. Willard & Alice S. Marriott Foundation and the Executive Committee of the World Travel & Tourism Council. Mr. Marriott has served as a Director of the Company and its predecessors since 1964.

Arne M. Sorenson President and Chief Executive Officer	58
Arne M. Sorenson is President and Chief Executive Officer of Marriott. Mr. Sorenson became the third CEO in the Company’s history in 2012. Before that, he served as Marriott’s President and Chief Operating Officer. He has held a number of positions since joining Marriott in 1996, including Executive Vice President, Chief Financial Officer, and President of Continental European Lodging. He was elected to Marriott’s Board of Directors in 2011. Additionally, Mr. Sorenson served as Vice Chair of the President’s Export Council. He is the immediate past Board Chair for Brand USA and continues as a member of the Board. Other affiliations include: Chair, U.S. Travel Association CEO Roundtable; member of the Luther College Board of Regents; Stewardship Board of the World Economic Forum System Initiative on Shaping the Future of Mobility; and member of the Board of Trustees for The Brookings Institution. Before joining Marriott in 1996, Mr. Sorenson was a Partner with the law firm Latham & Watkins in Washington, D.C. He is a graduate of Luther College in Decorah, Iowa and the University of Minnesota Law School.

Bao Giang Val Bauduin Controller and Chief Accounting Officer	40
Val Bauduin became our Controller and Chief Accounting Officer in June 2014, with responsibility for the accounting operations of the Company including oversight of Financial Reporting & Analysis, Accounting Policy, Governance, Risk Management (Insurance, Claims, Business Continuity, Fire & Life Safety), Accenture Hospitality Services and the Corporate Finance Business Partners. Before joining Marriott, Mr. Bauduin was a Partner and U.S. Hospitality leader of Deloitte & Touche LLP from 2011 to 2014, where he has served as a Travel, Hospitality & Leisure industry expert for Deloitte teams globally. Before that, Mr. Bauduin was a Senior Manager of Deloitte from 2005 to 2011. He has a strong international background, and has built and led cross-functional (tax, valuation, and IT) international professional service teams engaged at diverse client organizations, including several large and well-known public hospitality clients. He has supported complex capital market transactions, spinoffs, and real estate development projects related to gaming and hospitality. Mr. Bauduin earned a Bachelor of Arts in Economics from the University of Notre Dame and a Master of Business Administration in Finance from The Wharton School at the University of Pennsylvania. He is also a Certified Public Accountant.

Name and Title	Age	Business Experience
Anthony G. Capuano Executive Vice President and Global Chief Development Officer	51
Anthony G. Capuano became Marriott’s Executive Vice President and Global Chief Development Officer in 2009. He is responsible for the global development of all Marriott lodging brands and supervises 20 offices outside of North America as well as multiple offices across North America. Mr. Capuano began his Marriott International career in 1995 as part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s full service development efforts in the Western U.S. and Canada. In early 2008, his responsibilities expanded to include all of North America and the Caribbean and Latin America. Mr. Capuano began his professional career in Laventhol and Horwath’s Boston-based Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano earned his bachelor’s degree in Hotel Administration from Cornell University. He is an active member of the Cornell Society of Hotelmen and a member of The Cornell School of Hotel Administration Dean’s Advisory Board. Mr. Capuano is also a member of the American Hotel and Lodging Association’s Industry Real Estate Financial Advisory Council.

David Grissen Group President	59
David Grissen became Group President effective February 2014, assuming additional responsibility for The Ritz-Carlton and Global Operations Services. He became the Group President for the Americas in 2012, with responsibility for all business activities including Operations, Sales and Marketing, Revenue Management, Human Resources, Engineering, Rooms Operations, Food and Beverage, Retail, Spa, Information Technology and Development. Before this, he served as President, Americas from 2010; Executive Vice President of the Eastern Region from 2005; Senior Vice President of the Mid-Atlantic Region and Senior Vice President of Finance and Business Development from 2000. Mr. Grissen is chair of the Americas’ Hotel Development Committee and a member of the Lodging Strategy Group and Corporate Growth Committee. He is a member of the Board of Directors of Regis Corporation and also Vice Chairman of the Board of Directors for Back on My Feet, an organization that helps individuals experiencing homelessness. Mr. Grissen holds a bachelor’s degree from Michigan State University and a master’s degree from Loyola University in Chicago.

Alex Kyriakidis President & Managing Director Middle East & Africa	64
Alex Kyriakidis became President and Managing Director, Middle East & Africa (MEA), for Marriott in 2012. He is responsible for all business activities for MEA, including Development, Brands, Sales, Marketing, Finance, Human Resources, Legal, and Operations. Before joining Marriott in 2012, Mr. Kyriakidis served as Global Managing Director - Travel, Hospitality & Leisure for Deloitte LLP. In this role, Mr. Kyriakidis led the Global Travel, Hospitality & Leisure Industry team, where he was responsible for a team of 4,500 professionals. He has dozens of years of experience providing strategic, financial, M&A, operational, asset management and integration services to the travel, hospitality and leisure sectors and has served clients in 25 countries, predominantly in the EMEA and Asia/Pacific regions. Mr. Kyriakidis is a fellow of the Arab Society of Certified Accountants, the British Association of Hotel Accountants, and the Institute of Chartered Accountants in England and Wales. He holds a Bachelor of Science degree in computer science and mathematics from Leeds University in the United Kingdom.

Stephanie Linnartz Executive Vice President and Global Chief Marketing and Commercial Officer	48
Stephanie Linnartz became the Global Chief Marketing and Commercial Officer in March 2013 and was named an executive officer in February 2014. She has responsibility for the Company’s brand management, marketing, eCommerce, sales, reservations, revenue management, consumer insight, and information technology functions. Before assuming her current position, Ms. Linnartz served as Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; and Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008. She holds a Master of Business Administration from the College of William and Mary.

Name and Title	Age	Business Experience
Amy C. McPherson President & Managing Director Europe	55
Amy C. McPherson was appointed President and Managing Director of Europe, a division that encompasses Continental Europe, the United Kingdom, and Ireland, in July 2009. Ms. McPherson joined Marriott in 1986 and most recently served as Executive Vice President of Global Sales and Marketing responsible for the Company’s global and field sales, marketing, Marriott Rewards program, revenue management, and eCommerce from 2005 until she was named to her current position. Other key positions held by Ms. McPherson include Senior Vice President of Business Transformation and Integration, and Vice President of Finance and Business Development. Before joining Marriott, she worked for Air Products & Chemicals in Allentown, PA.

Kathleen K. Oberg Executive Vice President and Chief Financial Officer	56
Kathleen (“Leeny”) K. Oberg was appointed as Marriott’s Chief Financial Officer, effective January 1, 2016. Most recently, Ms. Oberg was the Chief Financial Officer for The Ritz-Carlton since 2013, where she contributed significantly to the brand’s performance, growth, and organizational effectiveness. Previously, Ms. Oberg served in a range of financial leadership positions with Marriott. From 2008 to 2013, she was the Company’s Senior Vice President, Corporate and Development Finance, where she led a team that valued new hotel development projects and merger and acquisition opportunities, prepared the Company’s long range plans and annual budgets, and made recommendations for the Company’s financial and capital allocation strategy. From 2006 to 2008, Ms. Oberg served in London as Senior Vice President, International Project Finance and Asset Management for Europe and the Middle East and Africa, and also as the region’s senior finance executive. Ms. Oberg first joined Marriott as part of its Investor Relations group in 1999. Before joining Marriott, Ms. Oberg held a variety of financial leadership positions with such organizations as Sodexo (previously Sodexo Marriott Services), Sallie Mae, Goldman Sachs, and Chase Manhattan Bank. She earned her Bachelor of Science in Finance/Management Information Systems from the University of Virginia, McIntyre School of Business, and received her Master of Business Administration from Stanford University Graduate School of Business.

David A. Rodriguez Executive Vice President and Global Chief Human Resources Officer	58
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

Edward A. Ryan Executive Vice President and General Counsel	63
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

Name and Title	Age	Business Experience
Craig S. Smith President & Managing Director Asia Pacific	54
Craig S. Smith became President and Managing Director of Asia Pacific in June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning 20 countries and 21 brands. Mr. Smith began his career with Marriott in 1988. Before his current position, Mr. Smith served as President of Marriott’s Caribbean and Latin American region from 2011 to 2015. Before moving to the Caribbean and Latin American region in 2011, he was Executive Vice President and Chief Operations Officer for Asia Pacific. As the son of an American diplomat, Mr. Smith has lived in 13 countries, working in North America, the Caribbean, Latin America, Asia Pacific, and Australia. He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned his Master of Business Administration from the Rotman School of Management at the University of Toronto and a Bachelor of Science from Brigham Young University.

Code of Ethics and Business Conduct Guide
The Company has long maintained and enforced a Code of Ethics that applies to all Marriott associates, including our Chairman of the Board, Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of the Board. The Code of Ethics is encompassed in our Business Conduct Guide, which is available in the Investor Relations section of our website (www.marriott.com/investor) by clicking on “Governance” and then “Documents & Charters.” We intend to post on that website any future changes or amendments to our Code of Ethics, and any waiver of our Code of Ethics that applies to our Chairman of the Board, any of our executive officers, or a member of our Board within four business days following the date of the amendment or waiver.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1) FINANCIAL STATEMENTS
We include this portion of Item 15 under Part II, Item 8 of this Report on Form 10-K.
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
We have not filed as exhibits certain instruments defining the rights of holders of the long-term debt of Marriott or its subsidiary Starwood Hotels & Resorts Worldwide, LLC, pursuant to Item 601(b)(4)(iii) of Regulation S-K promulgated under the Exchange Act, because the amount of debt authorized and outstanding under each such instrument does not exceed 10% of the total assets of the Company’s and its consolidated subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Agreement and Plan of Merger, dated as of November 15, 2015, by and among the Company, Starwood, and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed November 16, 2015 (File No. 001-13881).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated March 20, 2016, by and among the Company, Starwood, and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed March 21, 2016 (File No. 001-13881).

2.3	Agreement and Plan of Merger, dated as of October 27, 2015, among Starwood, Vistana Signature Experiences, Inc., Iris Merger Sub, Inc., and Interval Leisure Group, Inc.	Exhibit 2.1 to Starwood’s Form 8-K/A filed November 3, 2015 (File No. 001-07959).

2.4	Separation Agreement, dated as of October 27, 2015, among Starwood, Vistana Signature Experience, Inc., and Interval Leisure Group, Inc.	Exhibit 2.2 to Starwood’s Form 8-K/A filed November 3, 2015 (File No. 001-07959).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3(ii) to our Form 8-K filed February 14, 2017 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

10.1	U.S. $4,000,000,000 Fourth Amended and Restated Credit Agreement dated as of June 10, 2016 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 13, 2016 (File No. 001-13881).

10.2
License, Services and Development Agreement entered into on November 17, 2011, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.
Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.3
License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.
Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.4
Marriott Rewards Affiliation Agreement entered into on November 17, 2011, among the Company, Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc., and the other signatories thereto.
Exhibit No. 10.5 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.5	Non-Competition Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10.6 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.6	License, Services and Development Agreement, dated as of May 11, 2016, among Starwood, Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc.	Exhibit 10.1 to Starwood’s Form 8-K filed May 12, 2016 (File No. 001-07959).

10.7	Noncompetition Agreement, dated as of May 11, 2016, between Starwood and Vistana Signature Experiences, Inc.	Exhibit 10.2 to Starwood’s Form 8-K filed May 12, 2016 (File No. 001-07959).

*10.8	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.8.1	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.9	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.10	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.4 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.11	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.5 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.12	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.6 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.13	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.5 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.14	Form of Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan, as Amended as of May 1, 2009.	Exhibit No. 10.2 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.15	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.6 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.16	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.9 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.17	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.10 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.18	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants), as Amended as of May 1, 2009.	Exhibit No. 10.3 to our Form 10-Q filed July 17, 2009 (File No. 001-13881).

*10.18.1	Form of MI Shares Agreement (EBITDA version) under the Marriott International, Inc. Stock and Cash Incentive Plan, as amended and restated as of May 1, 2009 and amended as of May 7, 2010.	Exhibit No. 10.1 to our Form 8-K filed February 13, 2012 (File No. 001-13881).

*10.19	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.20	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Off-Cycle Grants).	Exhibit No. 10.12 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.21	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Annual Grants).	Exhibit No. 10.13 to our Form 10-K filed February 12, 2009 (File No. 001-13881).

*10.22	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit No. 10.8 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.23	Form of Performance Share Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.24	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10.18 to our form 10-K filed February 18, 2016 (File No. 001-13881).

*10.25	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

*10.26	Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.4 to Starwood’s Form 10-Q for the quarterly period ended June 30, 1999 (File No. 001-07959).

*10.27	First Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-07959).

*10.28	Second Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.2 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.29	Starwood 2002 Long-Term Incentive Compensation Plan.	Annex B of Starwood’s 2002 Notice of Annual Meeting and Proxy Statement filed April 12, 2002 (File No. 001-07959).

*10.30	First Amendment to the Starwood 2002 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.31	Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008.	Exhibit 10.3 to Starwood’s Form 8-K filed January 6, 2009 (File No. 001-07959).

*10.32	First Amendment to the Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-07959).

*10.33	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

†10.34	Side Letter Agreement dated as of September 21, 2016 among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries.	Exhibit No. 10.1 to our Form 10-Q filed November 9, 2016 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

*	Denotes management contract or compensatory plan.

†
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the year-ended December 31, 2016, December 31, 2015, and December 31, 2014; (ii) the Consolidated Balance Sheets at December 31, 2016, and December 31, 2015; (iii) the Consolidated Statements of Cash Flows for the year-ended December 31, 2016, December 31, 2015, and December 31, 2014; (iv) the Consolidated Statements of Comprehensive Income for the year-ended December 31, 2016, December 31, 2015, and December 31, 2014; (v) the Consolidated Statements of Shareholders’ Equity (Deficit) for the year-ended December 31, 2016, December 31, 2015, and December 31, 2014; and (vi) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 21st day of February 2017.
MARRIOTT INTERNATIONAL, INC.

By:	/s/ Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER:

/s/ Kathleen K. Oberg	Executive Vice President, Chief Financial Officer
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/ Bao Giang Val Bauduin	Controller and Chief Accounting Officer
Bao Giang Val Bauduin

DIRECTORS:

/s/ J.W. Marriott, Jr.	/s/ Debra L. Lee
J.W. Marriott, Jr., Chairman of the Board	Debra L. Lee, Director

/s/ Mary K. Bush	/s/ Aylwin B. Lewis
Mary K. Bush, Director	Aylwin B. Lewis, Director

/s/ Bruce W. Duncan	/s/ George Muñoz
Bruce W. Duncan, Director	George Muñoz, Director

/s/ Deborah Marriott Harrison	/s/ Steven S Reinemund
Deborah Marriott Harrison, Director	Steven S Reinemund, Director

/s/ Frederick A. Henderson	/s/ W. Mitt Romney
Frederick A. Henderson, Director	W. Mitt Romney, Director

/s/ Eric Hippeau	/s/ Susan C. Schwab
Eric Hippeau, Director	Susan C. Schwab, Director

/s/ Lawrence W. Kellner
Lawrence W. Kellner, Director