Form 10-Q
period 2017-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2017-05-09
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881
_________________________________________________
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 378,890,739 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 26, 2017.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUES
Base management fees	$264	$172
Franchise fees	365	250
Incentive management fees	153	101
	782	523
Owned, leased, and other revenue	439	204
Cost reimbursements	4,340	3,045
	5,561	3,772
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	358	166
Reimbursed costs	4,340	3,045
Depreciation, amortization, and other	65	31
General, administrative, and other	210	155
Merger-related costs and charges	51	8
	5,024	3,405
OPERATING INCOME	537	367
Gains and other income, net	—	—
Interest expense	(70)	(47)
Interest income	7	6
Equity in earnings	11	—
INCOME BEFORE INCOME TAXES	485	326
Provision for income taxes	(120)	(107)
NET INCOME	$365	$219
EARNINGS PER SHARE
Earnings per share - basic	$0.95	$0.86
Earnings per share - diluted	$0.94	$0.85
CASH DIVIDENDS DECLARED PER SHARE	$0.30	$0.25
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$365	$219
Other comprehensive income (loss):
Foreign currency translation adjustments	188	22
Derivative instrument adjustments, net of tax	(2)	(5)
Unrealized (loss) gain on available-for-sale securities, net of tax	(1)	1
Reclassification of losses, net of tax	—	1
Total other comprehensive income, net of tax	185	19
Comprehensive income	$550	$238
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$738	$858
Accounts and notes receivable, net	1,752	1,695
Prepaid expenses and other	231	230
Assets held for sale	400	588
	3,121	3,371
Property and equipment, net	2,109	2,335
Intangible assets
Brands	6,577	6,509
Contract acquisition costs and other	2,746	2,761
Goodwill	7,802	7,598
	17,125	16,868
Equity and cost method investments	745	728
Notes receivable, net	267	245
Deferred tax assets	119	116
Other noncurrent assets	439	477
	$23,925	$24,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$309	$309
Accounts payable	661	687
Accrued payroll and benefits	1,034	1,174
Liability for guest loyalty programs	1,948	1,866
Accrued expenses and other	1,271	1,111
	5,223	5,147
Long-term debt	8,161	8,197
Liability for guest loyalty programs	2,662	2,675
Deferred tax liabilities	891	1,020
Other noncurrent liabilities	1,820	1,744
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,711	5,808
Retained earnings	6,750	6,501
Treasury stock, at cost	(6,986)	(6,460)
Accumulated other comprehensive loss	(312)	(497)
	5,168	5,357
	$23,925	$24,140
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net income	$365	$219
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	65	31
Share-based compensation	48	28
Income taxes	82	58
Liability for guest loyalty programs	60	76
Merger-related charges	(36)	—
Working capital changes	(108)	(45)
Other	50	27
Net cash provided by operating activities	526	394
INVESTING ACTIVITIES
Capital expenditures	(48)	(42)
Dispositions	311	4
Loan advances	(28)	(16)
Loan collections	7	2
Contract acquisition costs	(54)	(21)
Other	(4)	9
Net cash provided by (used in) investing activities	184	(64)
FINANCING ACTIVITIES
Commercial paper/Credit facility, net	(33)	51
Issuance of long-term debt	1	—
Repayment of long-term debt	(4)	(2)
Issuance of Class A Common Stock	2	6
Dividends paid	(115)	(64)
Purchase of treasury stock	(582)	(248)
Other	(99)	(70)
Net cash used in financing activities	(830)	(327)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(120)	3
CASH AND EQUIVALENTS, beginning of period	858	96
CASH AND EQUIVALENTS, end of period	$738	$99
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or “the Company”). In order to make this report easier to read, we also refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (v) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (vi) our properties, brands, or markets outside of the U.S. and Canada as “International.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Condensed Consolidated Financial Statements, unless otherwise noted.
These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“2016 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2016 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2017 and December 31, 2016 and the results of our operations and cash flows for the three months ended March 31, 2017 and March 31, 2016. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We have made certain reclassifications of our prior year amounts to conform to our current presentation of “Merger-related costs and charges” in our Income Statements.
Beginning in the 2017 first quarter, we reclassified branding fees for third-party residential sales and credit card licensing to the “Franchise fees” caption from the “Owned, leased, and other” caption on our Income Statements, as we believe branding fees are more akin to franchise royalties than owned and leased hotel profits. Branding fees for the three months ended March 31, 2017 totaled $60 million. We reclassified the prior period amounts, which totaled $43 million for the three months ended March 31, 2016, to conform to our current presentation.
In the 2017 first quarter, our Asia Pacific operating segment met the applicable accounting criteria to be a reportable segment. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments, and accordingly we combined them into an “all other category” which we refer to as “Other International.” We reclassified prior period amounts to conform to our current presentation. See Footnote 11 “Business Segments.”
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of the Company. Accordingly, our Income Statements include Starwood’s results of operations in the three months ended March 31, 2017, but exclude Starwood’s results of operations in the three months ended March 31, 2016 as that was prior to the Merger Date. We refer to our business associated with brands that were in our portfolio before the Starwood Combination as “Legacy-Marriott” and to the Starwood business and brands that we acquired as “Legacy-Starwood.” See Footnote 2 “Acquisitions and Dispositions” for more information on the Starwood Combination.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU 2014-09”)
ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Financial Accounting Standards Board (“FASB”) has deferred ASU 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU 2014-09, and we are evaluating the available adoption methods. We are still assessing the potential impact that ASU 2014-09 will have on our financial statements and disclosures, but we believe that recognition of base management and franchise fees will remain unchanged, but there likely will be changes to our revenue recognition policies related to our loyalty programs and the following:

•	We expect to recognize franchise application and relicensing fees over the term of the franchise contract rather than at hotel opening.

•	We expect to present the amortization of contract acquisition costs paid to customers as a reduction of revenue rather than as an amortization expense.

•
We expect to recognize gains from the sale of real estate assets when control of the asset is transferred to the buyer, generally at the time the sale closes. Under current guidance, we defer gains on sales of real estate assets if we maintain substantial continuing involvement. We do not expect that this change will have a material impact on our Financial Statements, as we typically do not have transactions that require us to defer significant gains.

Accounting Standards Update No. 2016-02 - “Leases” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings substantially all leases onto the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures.
Accounting Standards Update No. 2016-09 - “Stock Compensation” (“ASU 2016-09”)
We adopted ASU 2016-09 in the 2017 first quarter, which involves several aspects of the accounting for share-based payments. The new guidance had the following impacts on our Financial Statements:

•
We now record excess tax benefits (or deficiencies) as income tax expense (or benefit) in our Income Statements. Previously, we recorded excess tax benefits (deficiencies) in additional paid-in-capital in our

Balance Sheets. As required, we prospectively applied this amendment in our Income Statements, which resulted in a benefit of $43 million to our provision for income taxes, approximately $0.11 per diluted share, for the three months ended March 31, 2017.

•
We now classify excess tax benefits (or deficiencies) along with other income taxes in operating activities in our Statements of Cash Flows. ASU 2016-09 allowed for this amendment to be applied either prospectively or retrospectively. For consistency with our application of ASU 2016-09 in our Income Statements, we applied this amendment prospectively in our Statements of Cash Flows. For the three months ended March 31, 2017, operating activities in our Statements of Cash Flows includes $43 million from excess tax benefits. For the three months ended March 31, 2016, we classified $6 million of excess tax benefits as financing inflows.

•
We now classify cash paid to taxing authorities when we withhold shares for employee tax-withholding purposes as a financing activity. As required, we retrospectively applied this amendment in our Statements of Cash Flows, and accordingly we reclassified $61 million of cash outflows from operating activities to financing activities for the three months ended March 31, 2016.

Accounting Standards Update No. 2017-01 - “Clarifying the Definition of a Business” (“ASU 2017-01”)
In January 2017, the FASB issued ASU 2017-01, clarifying the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We prospectively adopted ASU 2017-01 in the 2017 first quarter, and as a result, we determined that our planned hotel disposition arising during the period did not meet the definition of a business, and therefore we did not assign any goodwill of the reporting unit to the carrying value of the asset.
2.    ACQUISITIONS AND DISPOSITIONS
Starwood Combination
The following table presents the fair value of each class of consideration that we transferred in the Starwood Combination.

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
Preliminary Fair Values of Assets Acquired and Liabilities Assumed. Our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed are based on the information that was available as of the Merger Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Merger Date. During the 2017 first quarter, we refined our valuation models related to certain acquired IT systems, our assumptions for capital expenditure needs of owned and leased hotels, and certain assumptions related to operating lease agreements.
The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Merger Date as previously reported at year-end 2016 and at the end of the 2017 first quarter.

($ in millions)	September 23, 2016 (as reported at December 31, 2016)	Adjustments	September 23, 2016 (as adjusted at March 31, 2017)
Working capital	$(180)	$(35)	$(215)
Property and equipment, including assets held for sale	1,999	(99)	1,900
Identified intangible assets	7,957	(40)	7,917
Equity and cost method investments	579	—	579
Other noncurrent assets	224	(29)	195
Deferred income taxes, net	(1,516)	92	(1,424)
Guest loyalty program	(1,631)	(7)	(1,638)
Debt	(1,871)	—	(1,871)
Other noncurrent liabilities	(654)	(32)	(686)
Net assets acquired	4,907	(150)	4,757
Goodwill (1)	6,774	150	6,924
	$11,681	$—	$11,681

(1)
Goodwill primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations, and it is not deductible for tax purposes. See Footnote 11 “Business Segments” for our preliminary assignment of goodwill by reportable segment.

Property and Equipment. We provisionally estimated the value of the acquired land, building, and furniture and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the hotels. We are continuing to assess the marketplace assumptions and property conditions, which could result in changes to these provisional values.
Identified Intangible Assets. The following table presents our preliminary estimates of the fair values of Starwood’s identified intangible assets and their related estimated useful lives.

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Brands	$6,452	indefinite
Management agreements	672	10-25
Franchise agreements	744	10-80
Loyalty program marketing rights	49	30
	$7,917
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
Equity Method Investments. Our equity method investments consist primarily of entities that own hotel real estate. We provisionally estimated the value of that real estate using the same methods as for property and equipment described above. We continue to review the terms of the partnership and joint venture agreements, assess the conditions of the properties, and evaluate the discount rates, any discounts for lack of marketability and control as appropriate, and growth assumptions used in valuing these investments, which could result in changes to our provisional values.
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

Guest Loyalty Program. As of the Merger Date, we assumed the fair value of this liability equals Starwood’s historical book value in establishing a provisional estimate for this liability. We are reviewing assumptions utilized in an actuarial valuation of the future redemption obligations, which could result in changes to the provisional value of the program liability.
Debt, Leases, and Other Contractual Obligations or Contingencies. We primarily valued debt using quoted market prices, which are considered Level 1 inputs as they are observable in the market.
We identified certain onerous provisions within a few of the acquired management and other agreements. We valued liabilities associated with these provisions using an income approach and Level 3 inputs, including cash flows, discount rates, and growth assumptions. We continue to review and evaluate Starwood’s agreements, historical performance, discount rates, and growth assumptions, which could result in changes to these provisional values.
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
Dispositions and Planned Dispositions
In the 2017 first quarter, we sold a North American Full-Service hotel, which we had acquired in the Starwood Combination and previously classified as “Assets held for sale,” and received $306 million in cash. In conjunction with the sale, we also transferred the associated ground lease, as a result of which our future minimum operating lease obligations decreased by approximately $194 million as follows: $3 million in 2017, $4 million in 2018, $4 million in 2019, $4 million in 2020, $4 million in 2021, and $175 million thereafter.
At the end of the 2017 first quarter, we held $400 million of assets classified as “Assets held for sale” on our Balance Sheets related to two North American Full-Service hotels and the remaining Miami Beach EDITION residences.
3.    MERGER-RELATED COSTS AND CHARGES
The following table presents pre-tax merger-related costs and other charges that we incurred in connection with the Starwood Combination.

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016
Merger-related costs and charges
Transaction costs	$7	$7
Employee termination costs	21	—
Integration costs	23	1
	51	8
Interest expense	—	2
	$51	$10
Transaction costs represent costs related to the planning and execution of the Starwood Combination, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent employee severance, retention, and other termination related benefits. Integration costs primarily represent integration employee salaries and share-based compensation, change management consultants, and technology-related costs. Merger-related interest expense in the 2016 first quarter reflects costs that we incurred for a bridge term loan facility commitment related to the Starwood Combination.

In connection with the Starwood Combination, we initiated a restructuring program to achieve cost synergies from our combined operations. We did not allocate costs associated with our restructuring program to any of our business segments. The following table presents our restructuring reserve activity during the 2017 first quarter:

($ in millions)	Employee termination costs
Balance at year-end 2016	$192
Charges	—
Cash payments	(39)
Adjustments (1)	9
Balance at March 31, 2017, classified in “Accrued expenses and other”	$162

(1)	Adjustments primarily reflect the reversal of charges for certain employees who accepted other positions at the Company or resigned and the impact of cumulative translation adjustments.
4.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2017	March 31, 2016
Computation of Basic Earnings Per Share
Net income	$365	$219
Shares for basic earnings per share	384.9	254.4
Basic earnings per share	$0.95	$0.86
Computation of Diluted Earnings Per Share
Net income	$365	$219
Shares for basic earnings per share	384.9	254.4
Effect of dilutive securities
Share-based compensation	5.1	4.5
Shares for diluted earnings per share	390.0	258.9
Diluted earnings per share	$0.94	$0.85
We compute the effect of dilutive securities using the treasury stock method and average market prices during the period. We excluded antidilutive stock options and stock appreciation rights of 0.2 million for the 2017 first quarter and 0.5 million for the 2016 first quarter from our calculation of diluted earnings per share because their exercise prices were greater than the average market prices.
5.    SHARE-BASED COMPENSATION
We recorded share-based compensation expense of $48 million in the 2017 first quarter and $28 million in the 2016 first quarter. Deferred compensation costs for unvested awards totaled $301 million at March 31, 2017 and $192 million at December 31, 2016.
RSUs and PSUs
We granted 1.6 million RSUs during the 2017 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We granted 0.2 million PSUs in the 2017 first quarter to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2017 first quarter had a weighted average grant-date fair value of $83.

SARs
We granted 0.3 million SARs to officers and key employees during the 2017 first quarter. These SARs generally expire ten years after the grant date and both vest and may be exercised in cumulative installments of one quarter at the end of each of the first four years following the grant date. The weighted average grant-date fair value of SARs granted in the 2017 first quarter was $30 and the weighted average exercise price was $88.
We used the following assumptions as part of a binomial lattice-based valuation to determine the fair value of the SARs we granted during the 2017 first quarter:

Expected volatility	30.9%
Dividend yield	1.3%
Risk-free rate	2.4%
Expected term (in years)	7 - 9
6.    INCOME TAXES
Our effective tax rate decreased to 24.7% for the 2017 first quarter from 32.8% for the 2016 first quarter, primarily due to a tax benefit of $43 million from the adoption of ASU 2016-09.
We paid cash for income taxes, net of refunds, of $37 million in the 2017 first quarter and $43 million in the 2016 first quarter.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at March 31, 2017 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$156	$23
Operating profit	116	34
Other	8	2
Total guarantees where we are the primary obligor	$280	$59
Legal Proceedings
In November 2015, Starwood announced a malware intrusion had affected point of sale systems at various outlets within certain Legacy-Starwood branded hotels. This resulted in the potential compromise of credit card data and associated personal information. The affected credit card companies are evaluating whether and to what extent financial penalties should be imposed. In addition, a putative class action arising from the malware intrusion was filed against Starwood on January 5, 2016 in the United States District Court for the Southern District of California. The named plaintiff, Paul Dugas, does not specify any damages sought. Starwood initially filed a motion to dismiss that was granted in part and denied in part in November 2016. The plaintiff filed an amended complaint in December 2016, and in March 2017, we filed another motion to dismiss. On April 6, 2017, the court issued an Order to Show Cause why the case should not be dismissed for lack of subject matter jurisdiction, to which the parties have responded. A hearing has been scheduled for May 12, 2017.
On May 10, 2016, the owners of the Sheraton Grand Chicago and the Westin Times Square, New York, filed suit in the Supreme Court of New York against Starwood and Marriott seeking to enjoin the merger of the two companies. The complaint alleges violations of the territorial restrictions contained in the management agreements for those two hotels arising as a result of the merger of Marriott and Starwood. While the attempt to enjoin the merger ultimately failed, the underlying suit continued as a breach of contract claim, and plaintiffs seek, among other remedies, monetary damages relating to the alleged violations. We are evaluating alternatives for resolving the claims.
We do not expect either proceeding to have a significant impact on our consolidated results of operations as they both relate to matters existing as of the Merger Date.
Other Contingencies
See a description of certain contingencies relating to the Starwood Combination in Footnote 2 “Acquisitions and Dispositions.”

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2017 first quarter and year-end 2016:

	At Period End
($ in millions)	March 31, 2017	December 31, 2016
Senior Notes:
Series I Notes, interest rate of 6.4%, face amount of $293, maturing June 15, 2017 (effective interest rate of 6.5%)	$293	$293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	597	597
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	347	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	396	396
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	447	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	344	344
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	743	742
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	742	742
Series S Notes, interest rate of 6.8%, face amount of $324, maturing May 15, 2018 (effective interest rate of 1.7%)	342	346
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	204	206
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	339	340
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	293	293
Commercial paper	2,285	2,311
Credit Facility	—	—
Capital lease obligations	173	173
Other	286	291
	8,470	8,506
Less: Current portion of long-term debt	(309)	(309)
	$8,161	$8,197
We paid cash for interest, net of amounts capitalized, of $49 million in the 2017 first quarter and $23 million in the 2016 first quarter.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4,000 million of aggregate effective borrowings. See the “Cash Requirements and Our Credit Facilities” caption later in this report in the “Liquidity and Capital Resources” section for further information on our Credit Facility and available borrowing capacity at March 31, 2017.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	March 31, 2017		December 31, 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$267	$255	$245	$231
Total noncurrent financial assets	$267	$255	$245	$231

Senior Notes	$(5,433)	$(5,453)	$(5,438)	$(5,394)
Commercial paper	(2,285)	(2,285)	(2,311)	(2,311)
Other long-term debt	(275)	(282)	(280)	(284)
Total noncurrent financial liabilities	$(7,993)	$(8,020)	$(8,029)	$(7,989)
See the “Fair Value Measurements” caption of Footnote 2 “Summary of Significant Accounting Policies” of our 2016 Form 10-K for more information on the input levels we use in determining fair value.
10.    OTHER COMPREHENSIVE (LOSS) INCOME AND SHAREHOLDERS' EQUITY
The following tables detail the accumulated other comprehensive (loss) income activity for the 2017 first quarter and 2016 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	188	(2)	(1)	—	185
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net other comprehensive income (loss)	188	(2)	(1)	—	185
Balance at March 31, 2017	$(315)	$(7)	$5	$5	$(312)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2015	$(192)	$(8)	$4	$—	$(196)
Other comprehensive income (loss) before reclassifications (1)	22	(5)	1	—	18
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	1
Net other comprehensive income (loss)	22	(4)	1	—	19
Balance at March 31, 2016	$(170)	$(12)	$5	$—	$(177)

(1)
Other comprehensive income before reclassifications for foreign currency translation adjustments includes losses on intra-entity foreign currency transactions that are of a long-term investment nature of $16 million for the 2017 first quarter and $20 million for the 2016 first quarter.

The following table details the changes in common shares outstanding and shareholders’ equity for the 2017 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
386.1	Balance at year-end 2016	$5,357	$5	$5,808	$6,501	$(6,460)	$(497)
—	Net income	365	—	—	365	—	—
—	Other comprehensive income	185	—	—	—	—	185
—	Dividends ($0.30 per share)	(116)	—	—	(116)	—	—
1.6	Employee stock plan	(48)	—	(97)	—	49	—
(6.7)	Purchase of treasury stock	(575)	—	—	—	(575)	—
381.0	Balance at March 31, 2017	$5,168	$5	$5,711	$6,750	$(6,986)	$(312)
11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium brands located in the United States and Canada;

•	North American Limited-Service, which includes our Select brands located in the United States and Canada;

•	Asia Pacific, which includes all brand tiers in our Asia Pacific region; and

•	Other International, which includes all brand tiers in our Europe, Middle East and Africa, and Caribbean and Latin America regions.
Our North American Full-Service, North American Limited-Service, and Asia Pacific segments meet the applicable accounting criteria to be reportable segments. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments individually do not meet the criteria for separate disclosure as reportable segments, and accordingly we combined them into an “all other category” which we refer to as “Other International.”
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs and charges. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents a portion of our revenues, general, administrative, and other expenses, merger-related costs and charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. It also includes license fees we receive from our credit card programs and fees from vacation ownership licensing agreements, which we present in the “Franchise fees” caption of our Income Statements.
Our President and Chief Executive Officer, who is our chief operating decision maker, monitors assets for the consolidated company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016
North American Full-Service	$3,576	$2,321
North American Limited-Service	924	833
Asia Pacific	312	141
Other International	602	415
Total segment revenues	5,414	3,710
Other unallocated corporate	147	62
Total consolidated revenues	$5,561	$3,772
Segment Profits

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016
North American Full-Service	$289	$185
North American Limited-Service	177	155
Asia Pacific	82	27
Other International	86	48
Total segment profits	634	415
Other unallocated corporate	(86)	(48)
Interest expense, net of interest income	(63)	(41)
Income taxes	(120)	(107)
Net income	$365	$219
Goodwill

($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total Goodwill
Year-end 2016 balance:
Goodwill	$2,905	$1,558	$1,572	$1,617	$7,652
Accumulated impairment losses	—	(54)	—	—	(54)
	2,905	1,504	1,572	1,617	7,598

Adjustments (1)	$51	$30	$33	$36	$150
Foreign currency translation	3	(1)	29	23	54

March 31, 2017 balance:
Goodwill	$2,959	$1,587	$1,634	$1,676	$7,856
Accumulated impairment losses	—	(54)	—	—	(54)
	$2,959	$1,533	$1,634	$1,676	$7,802

(1)
The table reflects adjustments to our preliminary estimate of goodwill from the Starwood Combination. Because we have not yet finalized the fair values of assets acquired and liabilities assumed, the assignment of goodwill to our reporting units may continue to change during the measurement period. See Footnote 2 “Acquisitions and Dispositions” for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the headings “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this report preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.
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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 124 countries and territories under 30 brand names at the end of the 2017 first quarter. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. We report our operations in four segments: North American Full-Service, North American Limited-Service, Asia Pacific, and Other International.
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
Our emphasis on long-term management contracts and franchising tends to provide more stable earnings in periods of economic softness, while adding new hotels to our system generates growth, typically with little or no investment by the Company. This strategy has driven substantial growth while minimizing financial leverage and risk in a cyclical industry. In addition, we believe minimizing our capital investments and adopting a strategy of recycling our investments maximizes and maintains our financial flexibility.
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). Our brands remain strong as a result of skilled management teams, dedicated associates, superior customer service with an emphasis on guest and associate satisfaction, significant distribution, our Loyalty Programs (Marriott Rewards and The Ritz-Carlton Rewards, and Starwood Preferred Guest, which we refer to collectively as “Loyalty Programs”), multichannel reservation systems, and desirable property amenities. We strive to effectively leverage our size and broad distribution.
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
Our RevPAR statistics for the 2017 first quarter, and for the 2017 first quarter compared to the 2016 first quarter, include Legacy-Starwood comparable properties for both periods even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Therefore, our RevPAR statistics include Legacy-Starwood properties for periods during which fees from the Legacy-Starwood properties are not included in our Income Statements. We provide these RevPAR statistics as an indicator of the performance of our brands and to allow for comparison to industry metrics, and they should not be viewed as necessarily correlating with our fee revenue. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties, including those that we acquired through the Starwood Combination, that were open and operating under one of our Legacy-Marriott or Legacy-Starwood brands since the beginning of the last full calendar year (since January 1, 2016 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption.
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
Business Trends
Our 2017 first quarter results reflected a year-over-year increase in the number of properties in our system, including those from the Starwood Combination, favorable demand for our brands in many markets around the world, and slow but steady economic growth. For the three months ended March 31, 2017, comparable worldwide systemwide RevPAR increased 3.1 percent to $108.81, ADR increased 0.6 percent on a constant dollar basis to $157.13, and occupancy increased 1.7 percentage points to 69.3 percent, compared to the same period a year ago.
In North America, 2017 first quarter RevPAR increased, partially driven by higher demand in Washington, D.C. around the presidential inauguration and stronger demand from group business. RevPAR growth was particularly strong in Canada and Hawaii during the 2017 first quarter but was constrained in certain markets by new lodging supply and moderate GDP growth. Group revenue pace for the remainder of 2017 for systemwide full-service hotels in North America was up 1.6 percent as of March 31, 2017, compared to the 2016 first quarter group revenue pace for the remainder of 2016.
Our Europe region experienced higher demand in the 2017 first quarter across most countries, led by strong business travel and group business in the United Kingdom and Germany. In our Asia Pacific region in the 2017 first quarter, RevPAR growth was strong in India, Indonesia, and mainland China, partially constrained by oversupply in certain southern China markets. Middle East demand continued to be impacted by geopolitical instability, oversupply in Dubai and Qatar, and lower oil prices. In South Africa, results were favorable in the 2017 first quarter, reflecting higher international tourism attracted by the weak South African Rand. In the Caribbean and Latin America, growth continued to be constrained by concerns relating to the Zika virus in the Caribbean and weak economic conditions in many markets in South America.
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
In the 2017 first quarter compared to the 2016 first quarter, worldwide company-operated house profit margins at comparable properties, including comparable Legacy-Starwood properties, increased by 100 basis points, and worldwide comparable house profit per available room (“HP-PAR”) increased by 6.2 percent on a constant U.S. dollar basis, reflecting improved productivity, solid cost controls, higher occupancy, and rate increases. North American company-operated house profit margins increased by 100 basis points, and HP-PAR increased by 6.3 percent. International company-operated house profit margins increased by 90 basis points, and HP-PAR increased by 6.0 percent.
System Growth and Pipeline
During the 2017 first quarter, we added 103 properties (17,183 rooms) while 22 properties (4,376 rooms) exited our system, increasing our total properties to 6,161 (1,202,963 rooms). Approximately 37 percent of added rooms are located outside North America, and 19 percent of the room additions are conversions from competitor brands.
Since the end of the 2016 first quarter, we added 1,725 properties (443,921 rooms), including 1,342 properties (381,440 rooms) from the Starwood Combination on the Merger Date, and 44 properties (8,286 rooms) exited our system.
At the end of the 2017 first quarter, we had more than 430,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and roughly 36,000 hotel rooms approved for development but not yet under signed contracts. More than half of the rooms in our development pipeline are outside North America.

Properties and Rooms
At March 31, 2017, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised / Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	402	183,545	631	187,210	13	7,797	—	—	1,046	378,552
North American Limited-Service	423	66,529	3,022	345,747	20	3,006	17	2,895	3,482	418,177
Asia Pacific	491	151,922	77	22,644	4	953	—	—	572	175,519
Other International	511	120,921	343	68,568	33	9,081	89	11,193	976	209,763

Timeshare	—	—	85	20,952	—	—	—	—	85	20,952
Total	1,827	522,917	4,158	645,121	70	20,837	106	14,088	6,161	1,202,963

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.
Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties, including Legacy-Starwood comparable properties even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016		Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016
JW Marriott	$195.46	5.1%	77.8%	1.5%	pts.	$251.33	3.0%
The Ritz-Carlton	$297.26	3.0%	75.3%	2.4%	pts.	$394.67	(0.3)%
W Hotels	$214.14	0.1%	76.6%	0.1%	pts.	$279.56	—%
Composite North American Luxury (1)	$258.91	3.4%	77.2%	1.7%	pts.	$335.57	1.1%
Marriott Hotels	$139.39	3.9%	72.9%	1.3%	pts.	$191.27	2.0%
Sheraton	$134.71	5.4%	74.5%	1.6%	pts.	$180.92	3.2%
Westin	$159.07	3.9%	73.5%	0.6%	pts.	$216.48	3.0%
Composite North American Upper Upscale (2)	$140.72	5.0%	73.1%	1.5%	pts.	$192.57	2.9%
North American Full-Service (3)	$161.91	4.5%	73.8%	1.5%	pts.	$219.37	2.4%
Courtyard	$97.05	0.8%	69.1%	(0.2)%	pts.	$140.39	1.1%
Residence Inn	$116.34	5.1%	76.3%	1.7%	pts.	$152.46	2.7%
Composite North American Limited-Service (4)	$101.61	2.2%	71.3%	0.4%	pts.	$142.42	1.7%
North American - All	$143.30	4.0%	73.0%	1.2%	pts.	$196.17	2.4%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016		Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016
JW Marriott	$192.58	4.7%	77.7%	1.7%	pts.	$248.00	2.4%
The Ritz-Carlton	$297.26	3.0%	75.3%	2.4%	pts.	$394.67	(0.3)%
W Hotels	$214.14	0.1%	76.6%	0.1%	pts.	$279.56	—%
Composite North American Luxury (1)	$244.32	3.6%	76.4%	1.8%	pts.	$319.63	1.1%
Marriott Hotels	$122.25	2.5%	69.9%	1.0%	pts.	$175.01	1.1%
Sheraton	$103.66	3.5%	68.7%	1.2%	pts.	$150.79	1.8%
Westin	$153.44	4.6%	74.0%	0.9%	pts.	$207.21	3.4%
Composite North American Upper Upscale (2)	$125.61	3.9%	70.7%	1.3%	pts.	$177.79	2.0%
North American Full-Service (3)	$138.28	3.9%	71.3%	1.3%	pts.	$194.02	1.9%
Courtyard	$94.72	1.2%	68.9%	0.4%	pts.	$137.45	0.6%
Residence Inn	$106.61	2.6%	75.0%	0.5%	pts.	$142.18	1.9%
Fairfield Inn & Suites	$70.99	3.1%	65.3%	1.3%	pts.	$108.64	1.1%
Composite North American Limited-Service (4)	$89.96	2.2%	69.8%	0.7%	pts.	$128.86	1.2%
North American - All	$111.62	3.1%	70.5%	1.0%	pts.	$158.40	1.7%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Delta Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, and TownePlace Suites. Systemwide also includes Aloft Hotels and Element Hotels.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016		Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016
Greater China	$82.91	5.0%	65.7%	6.6%	pts.	$126.24	(5.5)%
Rest of Asia Pacific	$118.88	5.6%	76.2%	4.0%	pts.	$155.94	0.1%
Asia Pacific	$95.44	5.3%	69.4%	5.7%	pts.	$137.62	(3.3)%
Caribbean & Latin America	$161.96	0.2%	69.0%	1.8%	pts.	$234.75	(2.3)%
Europe	$100.86	6.3%	64.4%	2.3%	pts.	$156.59	2.4%
Middle East & Africa	$120.69	(0.7)%	68.9%	1.7%	pts.	$175.12	(3.1)%
Other International (1)	$119.17	2.2%	66.8%	2.0%	pts.	$178.34	(0.9)%
International (2)	$107.42	3.6%	68.1%	3.8%	pts.	$157.80	(2.3)%
Worldwide (3)	$125.81	3.8%	70.6%	2.5%	pts.	$178.15	0.2%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016	Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016		Three Months Ended March 31, 2017	Change vs. Three Months Ended March 31, 2016
Greater China	$83.02	5.3%	65.2%	6.6%	pts.	$127.34	(5.4)%
Rest of Asia Pacific	$116.37	4.3%	75.6%	3.1%	pts.	$153.99	0.1%
Asia Pacific	$96.97	4.9%	69.5%	5.2%	pts.	$139.45	(2.9)%
Caribbean & Latin America	$129.59	(1.6)%	64.4%	0.3%	pts.	$201.33	(2.1)%
Europe	$88.85	7.0%	61.4%	3.1%	pts.	$144.63	1.7%
Middle East & Africa	$114.75	(0.3)%	68.3%	1.9%	pts.	$168.05	(3.1)%
Other International (1)	$105.66	2.2%	63.9%	2.1%	pts.	$165.35	(1.1)%
International (2)	$101.97	3.2%	66.3%	3.4%	pts.	$153.83	(2.0)%
Worldwide (3)	$108.81	3.1%	69.3%	1.7%	pts.	$157.13	0.6%

(1)	Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Asia Pacific and Other International.

(3)	North American - All and International.
CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2017 first quarter compared to the 2016 first quarter. In accordance with GAAP, our Income Statements include Starwood’s results of operations in the three months ended March 31, 2017, but do not include Starwood’s results of operations in the three months ended March 31, 2016, as we did not own Starwood during that period.
Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Base management fees	$264	$172	$92	53%
Franchise fees	365	250	115	46%
Incentive management fees	153	101	52	51%
	$782	$523	$259	50%
First Quarter. The $92 million increase in base management fees primarily reflected $88 million from the Starwood Combination and $7 million from Legacy-Marriott RevPAR and unit growth.
The $115 million increase in franchise fees primarily reflected $100 million from the Starwood Combination and $14 million from Legacy-Marriott RevPAR and unit growth, partially offset by $5 million of lower Legacy-Marriott branding fees.

The $52 million increase in incentive management fees was primarily from the Starwood Combination.
In the 2017 first quarter, 58 percent of our Legacy-Marriott managed properties paid incentive management fees to us versus 63 percent in the 2016 first quarter. In North America, 52 percent of Legacy-Marriott managed properties paid incentive fees in the 2017 first quarter compared to 60 percent in the 2016 first quarter. Outside North America, 67 percent of Legacy-Marriott managed properties paid incentive fees in the 2017 first quarter compared to 68 percent in the 2016 first quarter. In addition, in the 2017 first quarter, 45 percent of our incentive management fees from Legacy-Marriott properties came from properties outside of North America versus 46 percent in the 2016 first quarter.
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Owned, leased, and other revenue	$439	$204	$235	115%
Owned, leased, and other - direct expense	358	166	192	116%
	$81	$38	$43	113%
First Quarter. Owned, leased, and other revenue, net of direct expenses increased by $43 million, primarily due to the Starwood Combination.
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Cost reimbursements revenue	$4,340	$3,045	$1,295	43%
Reimbursed costs	4,340	3,045	1,295	43%
The $1,295 million increase in cost reimbursements revenue and reimbursed costs primarily reflected the Starwood Combination, higher property occupancies, and unit growth across our system.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Depreciation, amortization, and other	$65	$31	$34	110%
General, administrative, and other	210	155	55	35%
Merger-related costs and charges	51	8	43	538%
First Quarter. Depreciation, amortization, and other expense increased by $34 million, primarily reflecting depreciation and amortization on assets acquired in the Starwood Combination.
General, administrative, and other expenses increased by $55 million, primarily due to the Starwood Combination.
Merger-related costs and charges increased by $43 million. For more information, see Footnote 3 “Merger-related costs and charges.”
Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Interest expense	$(70)	$(47)	$23	49%
Interest income	7	6	1	17%
Equity in earnings	11	—	11	nm
nm means percentage change is not meaningful.

First Quarter. Interest expense increased by $23 million, primarily due to an increase in debt as a result of the Starwood Combination, higher interest on Senior Notes issuances net of maturities, and higher commercial paper borrowings and interest rates.
Equity in earnings increased by $11 million, primarily due to the Starwood Combination.
Income Taxes

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Provision for income taxes	$(120)	$(107)	$13	12%
First Quarter. Provision for income tax increased by $13 million, primarily due to net higher pre-tax earnings from the Starwood Combination ($51 million), partially offset by a tax benefit from the adoption of ASU 2016-09 ($43 million).
BUSINESS SEGMENTS
The following discussion presents our analysis of the operating results of our reportable business segments for the 2017 first quarter compared to the 2016 first quarter. See Footnote 11 “Business Segments” for other information about each segment, including a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2016 first quarter, across our North American Full-Service segment, we added 428 properties (156,233 rooms), including 398 properties (147,623 rooms) from the Starwood Combination on the Merger Date, and seven properties (961 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Segment revenues	$3,576	$2,321	$1,255	54%
Segment profits	$289	$185	$104	56%
First Quarter. North American Full-Service segment profits increased by $104 million, primarily due to the following changes:

•
$85 million of higher base management and franchise fees, reflecting $88 million of Legacy-Starwood fees, partially offset by $3 million of lower Legacy-Marriott fees, primarily due to lower branding fees ($10 million);

•	$9 million of higher incentive management fees, primarily driven by $7 million of Legacy-Starwood incentive fees;

•	$24 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $26 million from owned and leased hotels acquired in the Starwood Combination; and

•	$13 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $3,078 million in the 2017 first quarter, compared to $2,050 million in the 2016 first quarter.
North American Limited-Service
Since the end of the 2016 first quarter, across our North American Limited-Service segment, we added 470 properties (62,782 rooms), including 226 properties (34,294 rooms) from the Starwood Combination on the Merger Date, and eight properties (838 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Segment revenues	$924	$833	$91	11%
Segment profits	$177	$155	$22	14%
First Quarter. North American Limited-Service segment profits increased by $22 million, primarily due to the following change:

•	$27 million of higher base management and franchise fees, primarily driven by Legacy-Starwood fees ($14 million) and higher Legacy-Marriott fees as a result of unit growth ($9 million).
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $702 million in the 2017 first quarter, compared to $639 million in the 2016 first quarter.
Asia Pacific
Since the end of the 2016 first quarter, across our Asia Pacific segment, we added 383 properties (117,313 rooms), including 335 properties (103,611 rooms) from the Starwood Combination on the Merger Date, and nine properties (3,432 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Segment revenues	$312	$141	$171	121%
Segment profits	$82	$27	$55	204%
First Quarter. Asia Pacific segment profits increased by $55 million, primarily due to the following changes:

•	$30 million of higher base management and franchise fees, primarily due to $27 million of Legacy-Starwood fees;

•	$31 million of higher incentive management fees, primarily due to $27 million of Legacy-Starwood fees;

•	$10 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination; and

•	$5 million of higher equity in earnings, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Asia Pacific segment properties totaled $166 million in the 2017 first quarter, compared to $80 million in the 2016 first quarter.
Other International
Since the end of the 2016 first quarter, across our Other International regions we added 418 properties (99,457 rooms), including 361 properties (88,230 rooms) from the Starwood Combination on the Merger Date, and 19 properties (2,539 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2017	March 31, 2016	Change 2017 vs. 2016
Segment revenues	$602	$415	$187	45%
Segment profits	$86	$48	$38	79%
First Quarter. Other International segment profits increased by $38 million, primarily due to the following changes:

•	$28 million of higher base management and franchise fees, primarily due to $29 million of Legacy-Starwood fees;

•	$14 million of higher incentive management fees, primarily due to $19 million of Legacy-Starwood incentive management fees;

•	$13 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to $10 million from owned and leased hotels acquired in the Starwood Combination;

•	$9 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination; and

•	$12 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Other International properties totaled $338 million in the 2017 first quarter, compared to $262 million in the 2016 first quarter.
SHARE-BASED COMPENSATION
We award: (1) stock options to purchase our common stock; (2) stock appreciation rights (“SARs”) for our common stock; (3) restricted stock units (“RSUs”) of our common stock; and (4) deferred stock units. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports. See Footnote 5 “Share-Based Compensation” for more information.
NEW ACCOUNTING STANDARDS
See Footnote 1 “Basis of Presentation” for information on our anticipated adoption of recently issued accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facilities
We are party to the Credit Facility that provides for up to $4,000 million of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (“EBITDA”), giving pro forma effect for certain material acquisitions, each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
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

At March 31, 2017, our available borrowing capacity amounted to $2,451 million and reflected borrowing capacity of $1,713 million under our Credit Facility and our cash balance of $738 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $2,287 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect to continue meeting part of our financing and liquidity needs, primarily through commercial paper borrowings, issuances of Senior Notes, and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the capital markets take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis and may have to rely more on borrowings under the Credit Facility, which we believe will be adequate to fund our liquidity needs, including repayment of debt obligations, but which may or may not carry a higher cost than commercial paper. Since we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2017 first quarter, our long-term debt had a weighted average interest rate of 3.0 percent and a weighted average maturity of approximately 5.6 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2017 first quarter.
Cash and cash equivalents totaled $738 million at March 31, 2017, a decrease of $120 million from year-end 2016, reflecting cash outflows associated with the following: purchase of treasury stock ($582 million), dividend payments ($115 million), other financing outflows for the payment of employee share-based compensation tax withholdings ($99 million), contract acquisition costs ($54 million), capital expenditures ($48 million), pay down of commercial paper ($33 million), and loan advances, net of collections ($21 million). The following cash inflows partially offset these cash outflows: net cash provided by operating activities ($526 million) and proceeds from the sale of a North American Full-Service hotel ($306 million).
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2017 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $48 million in the 2017 first quarter and $42 million in the 2016 first quarter. The increase in capital expenditures from the 2016 first quarter is primarily due to improvements for properties obtained through the Starwood Combination and improvements to our worldwide reservation systems, partially offset by lower spending at a North American Full-Service hotel. See our Statements of Cash Flows for information on investment spending for the 2017 first quarter. We expect consolidated investment spending for the 2017 full year will total approximately $500 million to $700 million, including approximately $175 million for maintenance capital spending. Consolidated investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments.
Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination we acquired various hotels and joint venture interests in various hotels, which we have sold or may seek to sell. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include new construction, loans, and noncontrolling equity investments.

Share Repurchases
We purchased 6.7 million shares of our common stock during the 2017 first quarter, at an average price of $86.29 per share. As of March 31, 2017, approximately 24.7 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
Our Board of Directors declared the following quarterly cash dividends in 2017: (1) $0.30 per share declared on February 10, 2017 and paid March 31, 2017 to shareholders of record on February 24, 2017, and (2) $0.33 per share declared on May 5, 2017 to be paid June 30, 2017 to shareholders of record on May 19, 2017.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2017 first quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Form 10-K, other than those described below.
During the 2017 first quarter, our future minimum operating lease obligations decreased by approximately $194 million. See the “Dispositions and Planned Dispositions” caption of Footnote 2 “Acquisitions and Dispositions” for additional information.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2016 Form 10-K. Since the date of our 2016 Form 10-K, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2016.
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

Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2017 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than changes in control to integrate the business we acquired in the Starwood Combination.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under “Legal Proceedings” in Footnote 7 “Commitments and Contingencies” to our Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Economic uncertainty could continue to impact our financial results and growth. Weak economic conditions in some parts of the world, the strength or continuation of recovery in countries that have experienced improved economic conditions, changes in oil prices and currency values, potential disruptions in the U.S. economy generally and the travel business in particular that might result from the new U.S. administration’s policies in such areas as trade, travel, immigration, healthcare, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions will continue, could continue to have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and this aspect of our business may continue to suffer due to U.S. federal spending cuts, or government hiring restrictions and any further limitations that may result from presidential or congressional action or inaction. As a result of such current economic conditions and uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Recent improvements in demand trends in other markets may not continue, and our future financial results and growth could be further harmed or constrained if the recovery stalls or conditions worsen.
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
Our lodging operations are subject to global, regional, and national conditions. Because we conduct our business on a global platform, changes in global and regional economies impact our activities. In recent years, decreases in travel resulting from weak economic conditions and the heightened travel security measures that have resulted from the threat of further terrorism have hurt our business. Our future performance could be similarly affected by the economic and political environment in each of our operating regions, the resulting unknown pace of both business and leisure travel, and any future incidents or changes in those regions.
The growing significance of our operations outside of the United States, including as a result of the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. At the end of the 2017 first quarter, we operated or franchised hotels and resorts in 124 countries and territories. The properties we operate or franchise outside of the United States represented more than 36 percent of the rooms in our system at the end of the 2017 first quarter. We expect that our international operations, and resulting revenues, will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations, and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner, or in some cases at all due to foreign exchange restrictions; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of March 31, 2017, we had $17.1 billion of goodwill and other intangible assets, including $7.9 billion attributable to the Legacy-Starwood brands (based on the preliminary purchase accounting for the Starwood Combination). The amount of goodwill acquired in the Starwood Combination could increase over the year following the acquisition if we determine that the value of physical assets acquired is less than, or the amount of liabilities assumed (including under Starwood’s guest loyalty program) is greater than, we preliminarily estimated. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in customers’ perception of and the reputation of the Legacy-Starwood brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance. We have comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary, and require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, and floods, or terrorist acts, or liabilities that result from breaches in the security of our information systems, may be uninsurable or too expensive to justify obtaining insurance. As a result, we and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of the 2017 first quarter, we acquired a significant number of those properties as part of the Starwood Combination, and such properties are subject to the risks that generally relate to investments in real property. Although we intend to sell most of our owned and leased properties over the next two years, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income will be adversely affected.

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
Any disruption in the functioning of our reservation systems, such as in connection with our integration of Starwood, could adversely affect our performance and results. We manage global reservation systems that communicate reservations to our branded hotels that individuals make directly with us online, through our mobile apps, or through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy and efficiency of our reservation systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation systems. In addition, the risk of disruption in the functioning of our global reservation systems could increase in connection with the systems integration that we anticipate undertaking as part of our integration of Starwood. Disruptions in or changes to our reservation systems could result in a disruption to our business and the loss of important data.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2017 - January 31, 2017	2.1	$83.59	2.1	29.3
February 1, 2017 - February 28, 2017	2.3	$86.73	2.3	27.0
March 1, 2017 - March 31, 2017	2.3	$88.29	2.3	24.7

(1)
On February 11, 2016, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of March 31, 2017, 24.7 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2017 (File No. 001-13881).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016; (iii) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; and (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
9th day of May, 2017

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)