Form 10-Q
period 2017-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2017-08-08
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 372,420,122 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 25, 2017.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES
Base management fees	$285	$186	$549	$358
Franchise fees	416	273	781	523
Incentive management fees	148	94	301	195
	849	553	1,631	1,076
Owned, leased, and other revenue	458	207	897	411
Cost reimbursements	4,488	3,142	8,828	6,187
	5,795	3,902	11,356	7,674
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	355	173	713	339
Reimbursed costs	4,488	3,142	8,828	6,187
Depreciation, amortization, and other	85	30	150	61
General, administrative, and other	226	154	436	309
Merger-related costs and charges	21	14	72	22
	5,175	3,513	10,199	6,918
OPERATING INCOME	620	389	1,157	756
Gains and other income, net	25	—	25	—
Interest expense	(73)	(57)	(143)	(104)
Interest income	8	7	15	13
Equity in earnings	12	5	23	5
INCOME BEFORE INCOME TAXES	592	344	1,077	670
Provision for income taxes	(178)	(97)	(298)	(204)
NET INCOME	$414	$247	$779	$466
EARNINGS PER SHARE
Earnings per share - basic	$1.09	$0.97	$2.04	$1.83
Earnings per share - diluted	$1.08	$0.96	$2.02	$1.80
CASH DIVIDENDS DECLARED PER SHARE	$0.33	$0.30	$0.63	$0.55
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$414	$247	$779	$466
Other comprehensive income (loss):
Foreign currency translation adjustments	162	3	350	25
Derivative instrument adjustments, net of tax	(6)	1	(8)	(4)
Unrealized loss on available-for-sale securities, net of tax	(1)	(1)	(2)	—
Reclassification of losses, net of tax	1	1	1	2
Total other comprehensive income, net of tax	156	4	341	23
Comprehensive income	$570	$251	$1,120	$489
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$498	$858
Accounts and notes receivable, net	1,804	1,695
Prepaid expenses and other	243	230
Assets held for sale	285	588
	2,830	3,371
Property and equipment, net	2,102	2,335
Intangible assets
Brands	5,906	6,509
Contract acquisition costs and other	2,863	2,761
Goodwill	8,582	7,598
	17,351	16,868
Equity and cost method investments	762	728
Notes receivable, net	275	245
Deferred tax assets	119	116
Other noncurrent assets	442	477
	$23,881	$24,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$402	$309
Accounts payable	650	687
Accrued payroll and benefits	1,054	1,174
Liability for guest loyalty programs	1,948	1,866
Accrued expenses and other	1,309	1,111
	5,363	5,147
Long-term debt	7,911	8,197
Liability for guest loyalty programs	2,801	2,675
Deferred tax liabilities	994	1,020
Other noncurrent liabilities	1,911	1,744
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,712	5,808
Retained earnings	7,040	6,501
Treasury stock, at cost	(7,700)	(6,460)
Accumulated other comprehensive loss	(156)	(497)
	4,901	5,357
	$23,881	$24,140
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES
Net income	$779	$466
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	150	61
Share-based compensation	95	59
Income taxes	96	61
Liability for guest loyalty programs	204	131
Merger-related charges	(98)	—
Working capital changes	(6)	19
Other	82	65
Net cash provided by operating activities	1,302	862
INVESTING ACTIVITIES
Capital expenditures	(104)	(78)
Dispositions	482	53
Loan advances	(48)	(24)
Loan collections	10	2
Contract acquisition costs	(91)	(37)
Other	(16)	12
Net cash provided by (used in) investing activities	233	(72)
FINANCING ACTIVITIES
Commercial paper/Credit facility, net	105	(941)
Issuance of long-term debt	1	1,483
Repayment of long-term debt	(301)	(294)
Issuance of Class A Common Stock	3	16
Dividends paid	(240)	(140)
Purchase of treasury stock	(1,328)	(249)
Other	(135)	(82)
Net cash used in financing activities	(1,895)	(207)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(360)	583
CASH AND EQUIVALENTS, beginning of period	858	96
CASH AND EQUIVALENTS, end of period	$498	$679
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2017 and December 31, 2016, the results of our operations for the three and six months ended June 30, 2017 and June 30, 2016, and cash flows for the six months ended June 30, 2017 and June 30, 2016. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements. We have made certain reclassifications of our prior year amounts to conform to our current presentation of “Merger-related costs and charges” in our Income Statements.
Beginning in the 2017 first quarter, we reclassified branding fees for third-party residential sales and credit card licensing to the “Franchise fees” caption from the “Owned, leased, and other revenue” caption on our Income Statements, as we believe branding fees are more akin to franchise royalties than owned and leased hotel profits. Branding fees totaled $67 million for the three months ended June 30, 2017 and $127 million for the six months ended June 30, 2017. We reclassified the prior period amounts, which totaled $38 million for the three months ended June 30, 2016 and $81 million for the six months ended June 30, 2016, to conform to our current presentation.
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
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of the Company. Accordingly, our Income Statements include Starwood’s results of operations in the three and six months ended June 30, 2017, but exclude Starwood’s results of operations in the three and six months ended June 30, 2016 as these periods were prior to the Merger Date. We refer to our business associated with brands that were in our portfolio before the Starwood Combination as “Legacy-Marriott” and to the Starwood business and brands that we acquired as “Legacy-Starwood.” See Footnote 2 “Acquisitions and Dispositions” for more information on the Starwood Combination.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU 2014-09”)
ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and significantly enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. In order for a provider of promised goods or services to recognize as revenue the consideration that it expects to receive in exchange for the promised goods or services, the provider should apply the following five steps: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The Financial Accounting Standards Board (“FASB”) has deferred ASU 2014-09 for one year, and with that deferral, the standard will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for us will be our 2018 first quarter. We are permitted to use either the retrospective or the modified retrospective method when adopting ASU 2014-09, and we are evaluating the available adoption methods. We are still assessing the potential impact that ASU 2014-09 will have on our financial statements and disclosures, but we believe that recognition of base management fees, franchise royalty fees, and owned and leased revenues will remain unchanged. We expect to recognize gains from the sale of real estate assets when control of the asset is transferred to the buyer, generally at the time the sale closes. Under current guidance, we defer gains on sales of real estate assets if we maintain substantial continuing involvement. We do not expect that this change will have a material impact on our Financial Statements, as we typically do not have transactions that require us to defer significant gains. There likely will be changes to our revenue recognition policies related to our loyalty programs and the following:

•	We expect to recognize franchise application and relicensing fees over the term of the franchise contract rather than at hotel opening.

•	We expect to present the amortization of contract acquisition costs paid to customers as a reduction of revenue rather than as an amortization expense.

•
We expect to recognize incentive management fees throughout the year to the extent that we determine that it is probable that a significant reversal will not occur as a result of future hotel profits or cash flows. This may result in a different pattern of recognition for incentive management fees from quarter to quarter than under the current guidance, but we do not expect a material impact on the total incentive management fees we will recognize during the full fiscal year.

Accounting Standards Update No. 2016-02 - “Leases” (“ASU 2016-02”)
In February 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings substantially all leases onto the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for all leases, including operating leases, with a term greater than 12 months. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us will be our 2019 first quarter. We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures.

Accounting Standards Update No. 2016-09 - “Stock Compensation” (“ASU 2016-09”)
We adopted ASU 2016-09 in the 2017 first quarter, which involves several aspects of the accounting for share-based payments. The new guidance had the following impacts on our Financial Statements:

•
We now record excess tax benefits (or deficiencies) as income tax benefit (or expense) in our Income Statements. Previously, we recorded excess tax benefits (deficiencies) in additional paid-in-capital in our Balance Sheets. As required, we prospectively applied this amendment in our Income Statements, which resulted in a benefit of $56 million to our provision for income taxes, approximately $0.15 per diluted share, for the six months ended June 30, 2017.

•
We now classify excess tax benefits (or deficiencies) along with other income taxes in operating activities in our Statements of Cash Flows. ASU 2016-09 allowed for this amendment to be applied either prospectively or retrospectively. For consistency with our application of ASU 2016-09 in our Income Statements, we applied this amendment prospectively in our Statements of Cash Flows. For the six months ended June 30, 2017, operating activities in our Statements of Cash Flows include $56 million from excess tax benefits. For the six months ended June 30, 2016, we classified $16 million of excess tax benefits as financing inflows.

•
We now classify cash paid to taxing authorities when we withhold shares for employee tax-withholding purposes as a financing activity. As required, we retrospectively applied this amendment in our Statements of Cash Flows, and accordingly we reclassified $64 million of cash outflows from operating activities to financing activities for the six months ended June 30, 2016.

Accounting Standards Update No. 2017-01 - “Clarifying the Definition of a Business” (“ASU 2017-01”)
We prospectively adopted ASU 2017-01 in the 2017 first quarter, which clarifies the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We expect that under this new guidance, our hotel sales will generally qualify as asset disposals, with the result that no goodwill of the reporting unit will be assigned to the carrying value of the asset when calculating the gain or loss on sale.
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

Preliminary Fair Values of Assets Acquired and Liabilities Assumed. Our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed are based on the information that was available as of the Merger Date, and we are continuing to evaluate the underlying inputs and assumptions used in our valuations. Accordingly, these preliminary estimates are subject to change during the measurement period, which is up to one year from the Merger Date. During the 2017 first half, we refined our valuation models related to certain acquired IT systems, our assumptions for capital expenditure needs of owned and leased hotels, certain assumptions related to operating lease agreements, and our assumptions related to certain brands and management and franchise agreements, including contract terms, tax rates, and royalty rates used in the relief-from-royalty valuation models.
The following table presents our preliminary estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Merger Date as previously reported at year-end 2016 and at the end of the 2017 second quarter.

($ in millions)	September 23, 2016 (as reported at December 31, 2016)	Adjustments	September 23, 2016 (as adjusted at June 30, 2017)
Working capital	$(180)	$(27)	$(207)
Property and equipment, including assets held for sale	1,999	(79)	1,920
Identified intangible assets	7,957	(659)	7,298
Equity and cost method investments	579	(6)	573
Other noncurrent assets	224	(24)	200
Deferred income taxes, net	(1,516)	(8)	(1,524)
Guest loyalty program	(1,631)	(7)	(1,638)
Debt	(1,871)	—	(1,871)
Other noncurrent liabilities	(654)	(60)	(714)
Net assets acquired	4,907	(870)	4,037
Goodwill (1)	6,774	870	7,644
	$11,681	$—	$11,681

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

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Brands	$5,712	indefinite
Management agreements and lease contract intangibles	754	10 - 25
Franchise agreements	755	10 - 80
Loyalty program marketing rights	77	30
	$7,298
We provisionally estimated the value of Starwood’s brands using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management and franchise agreements using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. We valued the lease contract intangibles using an income approach. These valuation approaches utilize Level 3 inputs, and we continue to review Starwood’s contracts and historical performance in addition to evaluating the inputs, including the discount rates, growth assumptions, and contract terms, which could result in changes to these provisional values.

Equity Method Investments. Our equity method investments consist primarily of partnership and joint venture interests in entities that own hotel real estate. We provisionally estimated the value of the underlying real estate using the same methods as for property and equipment described above. We continue to review the terms of the partnership and joint venture agreements, assess the conditions of the properties, and evaluate the discount rates, any discounts for lack of marketability and control as appropriate, and growth assumptions used in valuing these investments, which could result in changes to our provisional values.
Deferred Income Taxes. We provisionally estimated deferred income taxes based on statutory tax rates in the jurisdictions of the legal entities where the acquired noncurrent assets and liabilities are taxed. We continue to assess the tax rates used, and we will continue to update our estimate of deferred income taxes based on any changes to our provisional valuations of the related assets and liabilities and refinement of the relevant tax rates, which could result in changes to these provisional values.
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
We identified certain unfavorable provisions within a few of the acquired management and other agreements. We valued liabilities associated with these provisions using an income approach and Level 3 inputs, including cash flows, discount rates, and growth assumptions. In the 2017 second quarter, we settled with the owner of several North American Full-Service properties to resolve certain of these unfavorable provisions. The settlement includes a contingent purchase obligation, granting the owner a one-time right, exercisable in 2022, to require us to purchase the Sheraton Grand Chicago hotel for $300 million, and a guarantee to provide operating support up to a maximum funding amount of $65 million. We continue to review and evaluate Starwood’s agreements, historical hotel operating performance, capitalization rates, discount rates, and growth assumptions, which could result in further changes to these provisional values.
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
Dispositions and Planned Dispositions
In the 2017 second quarter, we sold a North American Full-Service hotel and received $169 million in cash. We recognized a $24 million gain in the “Gains and other income, net” caption of our Income Statements.
In the 2017 first quarter, we sold a North American Full-Service hotel, which we had acquired in the Starwood Combination and previously classified as “Assets held for sale,” and received $306 million in cash. In conjunction with the sale, we also transferred the associated ground lease, as a result of which our future minimum operating lease obligations decreased by approximately $194 million as of the date of the sale as follows: $3 million in 2017, $4 million in 2018, $4 million in 2019, $4 million in 2020, $4 million in 2021, and $175 million thereafter.
At the end of the 2017 second quarter, we held $285 million of assets classified as “Assets held for sale” on our Balance Sheets related to a North American Full-Service hotel acquired in the Starwood Combination and the remaining Miami Beach EDITION residences.

3.    MERGER-RELATED COSTS AND CHARGES
The following table presents pre-tax merger-related costs and other charges that we incurred in connection with the Starwood Combination.

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Merger-related costs and charges
Transaction costs	$3	$6	$10	$13
Employee termination costs	(9)	—	12	—
Integration costs	27	8	50	9
	21	14	72	22
Interest expense	—	11	—	13
	$21	$25	$72	$35
Transaction costs represent costs related to the planning and execution of the Starwood Combination, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent charges, or adjustments to prior period charges, for employee severance, retention, and other termination related benefits. Integration costs primarily represent integration employee salaries and share-based compensation, change management consultants, and technology-related costs. Merger-related interest expense in the 2016 first half reflects costs that we incurred for a bridge term loan facility commitment related to the Starwood Combination.
In connection with the Starwood Combination, we initiated a restructuring program to achieve cost synergies from our combined operations. We did not allocate costs associated with our restructuring program to any of our business segments. The following table presents our restructuring reserve activity during the 2017 first half:

($ in millions)	Employee termination costs
Balance at year-end 2016	$192
Charges	—
Cash payments	(91)
Adjustments (1)	(4)
Balance at June 30, 2017, classified in “Accrued expenses and other”	$97

(1)	Adjustments primarily reflect the reversal of accruals for certain employees who accepted other positions at the Company or resigned and the impact of cumulative translation adjustments.
4.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Computation of Basic Earnings Per Share
Net income	$414	$247	$779	$466
Shares for basic earnings per share	378.5	254.3	381.7	254.3
Basic earnings per share	$1.09	$0.97	$2.04	$1.83
Computation of Diluted Earnings Per Share
Net income	$414	$247	$779	$466
Shares for basic earnings per share	378.5	254.3	381.7	254.3
Effect of dilutive securities
Share-based compensation	4.5	3.7	4.8	4.4
Shares for diluted earnings per share	383.0	258.0	386.5	258.7
Diluted earnings per share	$1.08	$0.96	$2.02	$1.80

5.    SHARE-BASED COMPENSATION
We recorded share-based compensation expense of $47 million in the 2017 second quarter and $31 million in the 2016 second quarter, $95 million for the 2017 first half, and $59 million for the 2016 first half. Deferred compensation costs for unvested awards totaled $254 million at June 30, 2017 and $192 million at December 31, 2016.
RSUs and PSUs
We granted 1.7 million RSUs during the 2017 first half to certain officers, key employees, and non-employee directors, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We granted 0.2 million PSUs in the 2017 first half to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2017 first half had a weighted average grant-date fair value of $84.
SARs
We granted 0.3 million SARs to officers and key employees during the 2017 first half. These SARs generally expire ten years after the grant date and both vest and may be exercised in four equal annual installments commencing one year following the grant date. The weighted average grant-date fair value of SARs granted in the 2017 first half was $30, and the weighted average exercise price was $88.
We used the following assumptions as part of a binomial lattice-based valuation model to estimate the fair value of the SARs we granted during the 2017 first half:

Expected volatility	30.9%
Dividend yield	1.3%
Risk-free rate	2.4%
Expected term (in years)	8
6.    INCOME TAXES
Our effective tax rate increased to 30.0% for the 2017 second quarter from 28.3% for the 2016 second quarter primarily due to an increase in taxable income at a higher tax rate as a result of the Starwood Combination, an unfavorable comparison to the 2016 release of a valuation allowance, and the gain on the sale of a North American Full-Service hotel. The increase was partially offset by a tax benefit of $13 million from the adoption of ASU 2016-09 and the release of a tax reserve of $12 million due to the favorable settlement of an uncertain tax position.
Our effective tax rate decreased to 27.6% for the 2017 first half from 30.5% for the 2016 first half, primarily due to a tax benefit of $56 million from the adoption of ASU 2016-09 and the release of a tax reserve of $12 million due to the favorable settlement of an uncertain tax position. The decrease was partially offset by a tax provision of $20 million related to an increase in taxable income at a higher tax rate as a result of the Starwood Combination, $15 million from an unfavorable comparison to the 2016 release of a valuation allowance, and $9 million from the gain on the sale of a North American Full-Service hotel.
We paid cash for income taxes, net of refunds, of $201 million in the 2017 first half and $128 million in the 2016 first half.

7.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for guarantees for which we are the primary obligor at June 30, 2017 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$149	$27
Operating profit	106	31
Other	8	1
Total guarantees where we are the primary obligor	$263	$59
See the “Debt, Leases, and Other Contractual Obligations or Contingencies” caption of Footnote 2 “Acquisitions and Dispositions” for a description of additional guarantees relating to the Starwood Combination.
Legal Proceedings
In November 2015, Starwood announced a malware intrusion had affected point of sale systems at various outlets within certain Legacy-Starwood branded hotels. This resulted in the potential compromise of credit card data and associated personal information. MasterCard imposed penalties as a result of the breach. Visa has not yet done so, but this may be under consideration. We do not expect the penalties to have a material impact on our consolidated results of operations. In addition, a putative class action arising from the malware intrusion was filed against Starwood on January 5, 2016 in the United States District Court for the Southern District of California. The named plaintiff, Paul Dugas, did not specify any damages. On June 28, 2017, the Court dismissed the case in its entirety. Plaintiffs have informed us that they are not going to pursue the case further.
On May 10, 2016, the owners of the Sheraton Grand Chicago and the Westin Times Square, New York, filed suit in the Supreme Court of New York against Starwood and Marriott seeking to enjoin the merger of the two companies. The complaint alleged violations of the territorial restrictions contained in the management agreements for those two hotels arising as a result of the merger of Marriott and Starwood. Several attempts at enjoining the merger failed and the case continued as a breach of contract claim. The parties ultimately commenced settlement discussions, and the case was settled and dismissed in early June 2017.
Other Contingencies
See a description of certain contingencies relating to the Starwood Combination in Footnote 2 “Acquisitions and Dispositions.”

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2017 second quarter and year-end 2016:

	At Period End
($ in millions)	June 30, 2017	December 31, 2016
Senior Notes:
Series I Notes, interest rate of 6.4%, face amount of $293, matured June 15, 2017 (effective interest rate of 6.5%)	$—	$293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	597	597
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	347	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	396	396
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	447	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	344	344
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	743	742
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	742	742
Series S Notes, interest rate of 6.8%, face amount of $324, maturing May 15, 2018 (effective interest rate of 1.7%)	338	346
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	201	206
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	339	340
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	293	293
Commercial paper	2,431	2,311
Credit Facility	—	—
Capital lease obligations	173	173
Other	283	291
	8,313	8,506
Less: Current portion of long-term debt	(402)	(309)
	$7,911	$8,197
We paid cash for interest, net of amounts capitalized, of $123 million in the 2017 first half and $65 million in the 2016 first half.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4,000 million of aggregate effective borrowings. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section for further information on our Credit Facility and available borrowing capacity at June 30, 2017.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	June 30, 2017		December 31, 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$275	$260	$245	$231
Total noncurrent financial assets	$275	$260	$245	$231

Senior Notes	$(5,088)	$(5,155)	$(5,438)	$(5,394)
Commercial paper	(2,431)	(2,431)	(2,311)	(2,311)
Other long-term debt	(224)	(227)	(280)	(284)
Total noncurrent financial liabilities	$(7,743)	$(7,813)	$(8,029)	$(7,989)
See the “Fair Value Measurements” caption of Footnote 2 “Summary of Significant Accounting Policies” of our 2016 Form 10-K for more information on the input levels we use in determining fair value.
10.    OTHER COMPREHENSIVE (LOSS) INCOME AND SHAREHOLDERS' EQUITY
The following tables detail the accumulated other comprehensive (loss) income activity for the 2017 first half and 2016 first half:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	350	(8)	(2)	—	340
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	1
Net other comprehensive income (loss)	350	(7)	(2)	—	341
Balance at June 30, 2017	$(153)	$(12)	$4	$5	$(156)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2015	$(192)	$(8)	$4	$—	$(196)
Other comprehensive income (loss) before reclassifications (1)	25	(4)	—	—	21
Amounts reclassified from accumulated other comprehensive loss	—	2	—	—	2
Net other comprehensive income (loss)	25	(2)	—	—	23
Balance at June 30, 2016	$(167)	$(10)	$4	$—	$(173)

(1)
Other comprehensive income before reclassifications for foreign currency translation adjustments includes losses on intra-entity foreign currency transactions that are of a long-term investment nature of $106 million for the 2017 first half and $3 million for the 2016 first half.

The following table details the changes in common shares outstanding and shareholders’ equity for the 2017 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
386.1	Balance at year-end 2016	$5,357	$5	$5,808	$6,501	$(6,460)	$(497)
—	Net income	779	—	—	779	—	—
—	Other comprehensive income	341	—	—	—	—	341
—	Dividends ($0.63 per share)	(240)	—	—	(240)	—	—
1.9	Employee stock plan	(36)	—	(96)	—	60	—
(14.0)	Purchase of treasury stock	(1,300)	—	—	—	(1,300)	—
374.0	Balance at June 30, 2017	$4,901	$5	$5,712	$7,040	$(7,700)	$(156)
11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium brands located in the United States and Canada;

•	North American Limited-Service, which includes our Select brands located in the United States and Canada;

•	Asia Pacific, which includes all brand tiers in our Asia Pacific region; and

•	Other International, which includes all brand tiers in our Europe, Middle East and Africa, and Caribbean and Latin America regions.
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

Segment Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
North American Full-Service	$3,619	$2,360	$7,195	$4,681
North American Limited-Service	1,032	906	1,956	1,739
Asia Pacific	319	146	631	287
Other International	676	425	1,278	840
Total segment revenues	5,646	3,837	11,060	7,547
Other unallocated corporate	149	65	296	127
Total consolidated revenues	$5,795	$3,902	$11,356	$7,674
Segment Profits

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
North American Full-Service	$332	$173	$621	$358
North American Limited-Service	224	191	401	346
Asia Pacific	67	27	149	54
Other International	98	48	184	96
Total segment profits	721	439	1,355	854
Other unallocated corporate	(64)	(45)	(150)	(93)
Interest expense, net of interest income	(65)	(50)	(128)	(91)
Income taxes	(178)	(97)	(298)	(204)
Net income	$414	$247	$779	$466
Goodwill

($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total Goodwill
Year-end 2016 balance:
Goodwill	$2,905	$1,558	$1,572	$1,617	$7,652
Accumulated impairment losses	—	(54)	—	—	(54)
	2,905	1,504	1,572	1,617	7,598

Adjustments (1)	$370	$162	$213	$125	$870
Foreign currency translation	8	3	40	63	114

June 30, 2017 balance:
Goodwill	$3,283	$1,723	$1,825	$1,805	$8,636
Accumulated impairment losses	—	(54)	—	—	(54)
	$3,283	$1,669	$1,825	$1,805	$8,582

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 125 countries and territories under 30 brand names at the end of the 2017 second quarter. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. We report our operations in four segments: North American Full-Service, North American Limited-Service, Asia Pacific, and Other International.
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
Our RevPAR statistics for the 2017 first half and second quarter, and for 2017 periods compared to the corresponding 2016 periods, include Legacy-Starwood comparable properties for both periods even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Therefore, our RevPAR statistics include Legacy-Starwood properties for periods during which fees from the Legacy-Starwood properties are not included in our Income Statements. We provide these RevPAR statistics as an indicator of the performance of our brands and to allow for comparison to industry metrics, and they should not be viewed as necessarily correlating with our fee revenue. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
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
Business Trends
Our 2017 first half results reflected a year-over-year increase in the number of properties in our system, including those from the Starwood Combination, favorable demand for our brands in many markets around the world, and slow but steady economic growth. For the three months ended June 30, 2017, comparable worldwide systemwide RevPAR increased 2.2 percent to $120.69, ADR increased 1.2 percent on a constant dollar basis to $159.33, and occupancy increased 0.7 percentage points to 75.7 percent, compared to the same period a year ago. For the six months ended June 30, 2017, comparable worldwide systemwide RevPAR increased 2.7 percent to $114.78, ADR increased 0.9 percent on a constant dollar basis to $158.26, and occupancy increased 1.2 percentage points to 72.5 percent, compared to the same period a year ago.
In North America, 2017 first half RevPAR increased, partially driven by higher demand in Washington, D.C., growth in transient leisure business, and stronger demand from group business in the early part of the year. RevPAR growth was particularly strong in Canada and Hawaii during the 2017 first half but was constrained in certain markets by new lodging supply and only moderate GDP growth.
Our Europe region experienced higher demand in the 2017 first half across most countries, led by strong transient business in the U.K. and Spain. In our Asia Pacific region in the 2017 first half, RevPAR growth was strong in India, Indonesia, and mainland China. Middle East demand continued to be impacted by geopolitical instability, oversupply in Dubai and Qatar, political sanctions on Qatar, and lower oil prices. In South Africa, results were favorable in the 2017 first half, reflecting higher international tourism attracted by the weak South African Rand. Growth in the Caribbean and Latin America reflected strength in Mexico and improving leisure demand in the Caribbean but was also constrained by weak economic conditions in many markets in South America.
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
In the 2017 first half compared to the 2016 first half, worldwide company-operated house profit margins at comparable properties, including comparable Legacy-Starwood properties, increased by 70 basis points, and worldwide comparable house profit per available room (“HP-PAR”) increased by 4.6 percent on a constant U.S. dollar basis, reflecting improved productivity, solid cost controls and procurement savings, higher occupancy, and rate increases. North American company-operated house profit margins increased by 40 basis points, and HP-PAR increased by 2.8 percent. International company-operated house profit margins increased by 120 basis points, and HP-PAR increased by 7.2 percent.
System Growth and Pipeline
During the 2017 first half, we added 203 properties (32,756 rooms) while 29 properties (5,466 rooms) exited our system, increasing our total properties to 6,254 (1,217,608 rooms). Approximately 38 percent of added rooms are located outside North America, and 15 percent of the room additions are conversions from competitor brands.
Since the end of the 2016 first half, we added 1,745 properties (448,793 rooms), including 1,342 properties (381,440 rooms) from the Starwood Combination on the Merger Date, and 45 properties (8,827 rooms) exited our system.
At the end of the 2017 second quarter, we had more than 440,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and roughly 42,000 hotel rooms approved for development but not yet under signed contracts. More than half of the rooms in our development pipeline are outside North America.

Properties and Rooms
At June 30, 2017, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	403	183,989	641	189,785	11	6,600	—	—	1,055	380,374
North American Limited-Service	421	66,311	3,080	352,484	20	3,006	19	3,315	3,540	425,116
Asia Pacific	502	155,501	79	22,946	4	953	—	—	585	179,400
Other International	512	120,904	349	69,275	33	9,072	93	11,744	987	210,995

Timeshare	—	—	87	21,723	—	—	—	—	87	21,723
Total	1,838	526,705	4,236	656,213	68	19,631	112	15,059	6,254	1,217,608

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.
Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties, including Legacy-Starwood comparable properties even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016		Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016
JW Marriott	$189.81	4.4%	79.6%	2.7%	pts.	$238.40	0.9%
The Ritz-Carlton	$267.75	4.0%	74.9%	0.6%	pts.	$357.45	3.2%
W Hotels	$261.04	0.1%	85.5%	0.3%	pts.	$305.49	(0.2)%
Composite North American Luxury (1)	$251.16	2.4%	79.0%	1.1%	pts.	$317.93	1.0%
Marriott Hotels	$157.57	0.5%	80.7%	0.2%	pts.	$195.23	0.2%
Sheraton	$158.53	1.8%	79.4%	(1.1)%	pts.	$199.65	3.2%
Westin	$186.43	1.5%	80.5%	(0.9)%	pts.	$231.53	2.7%
Composite North American Upper Upscale (2)	$160.28	0.8%	79.8%	(0.5)%	pts.	$200.76	1.4%
North American Full-Service (3)	$176.76	1.2%	79.7%	(0.2)%	pts.	$221.83	1.5%
Courtyard	$111.78	(0.6)%	77.5%	(0.9)%	pts.	$144.17	0.6%
Residence Inn	$130.52	3.1%	82.8%	0.5%	pts.	$157.67	2.5%
Composite North American Limited-Service (4)	$116.05	0.9%	79.4%	(0.4)%	pts.	$146.24	1.4%
North American - All (5)	$157.84	1.1%	79.6%	(0.3)%	pts.	$198.34	1.5%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016		Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016
JW Marriott	$186.05	2.8%	79.6%	1.4%	pts.	$233.81	0.9%
The Ritz-Carlton	$267.75	4.0%	74.9%	0.6%	pts.	$357.45	3.2%
W Hotels	$261.04	0.1%	85.5%	0.3%	pts.	$305.49	(0.2)%
Composite North American Luxury (1)	$238.62	2.3%	78.8%	0.8%	pts.	$302.92	1.2%
Marriott Hotels	$135.66	0.3%	77.0%	(0.3)%	pts.	$176.09	0.8%
Sheraton	$124.11	0.4%	77.1%	(0.8)%	pts.	$160.95	1.5%
Westin	$167.56	1.2%	79.8%	(0.8)%	pts.	$209.87	2.2%
Composite North American Upper Upscale (2)	$140.41	0.7%	77.5%	(0.5)%	pts.	$181.19	1.4%
North American Full-Service (3)	$151.06	1.0%	77.6%	(0.4)%	pts.	$194.58	1.5%
Courtyard	$110.27	(0.1)%	77.4%	(0.4)%	pts.	$142.42	0.4%
Residence Inn	$122.31	1.2%	82.3%	(0.6)%	pts.	$148.64	2.0%
Fairfield Inn & Suites	$87.41	2.7%	75.7%	1.2%	pts.	$115.49	1.1%
Composite North American Limited-Service (4)	$105.28	0.9%	78.4%	(0.2)%	pts.	$134.23	1.1%
North American - All (5)	$125.71	0.9%	78.1%	(0.3)%	pts.	$161.01	1.3%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Delta Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, and TownePlace Suites. Systemwide also includes Aloft Hotels and Element Hotels.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016		Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016
Greater China	$87.83	8.1%	71.2%	6.6%	pts.	$123.39	(2.0)%
Rest of Asia Pacific	$108.86	6.5%	71.9%	2.9%	pts.	$151.34	2.2%
Asia Pacific	$95.14	7.5%	71.4%	5.3%	pts.	$133.18	(0.6)%
Caribbean & Latin America	$131.89	7.6%	66.1%	3.0%	pts.	$199.54	2.8%
Europe	$146.45	6.5%	77.5%	1.3%	pts.	$189.00	4.7%
Middle East & Africa	$96.96	2.4%	61.9%	1.4%	pts.	$156.66	0.2%
Other International (1)	$126.75	5.6%	70.0%	1.6%	pts.	$181.07	3.1%
International - All (2)	$111.14	6.4%	70.7%	3.5%	pts.	$157.16	1.2%
Worldwide (3)	$134.95	3.2%	75.2%	1.6%	pts.	$179.37	1.1%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016	Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016		Three Months Ended June 30, 2017	Change vs. Three Months Ended June 30, 2016
Greater China	$88.21	8.4%	70.8%	6.8%	pts.	$124.64	(2.0)%
Rest of Asia Pacific	$110.71	5.0%	72.0%	2.2%	pts.	$153.65	1.8%
Asia Pacific	$97.61	6.8%	71.3%	4.9%	pts.	$136.89	(0.5)%
Caribbean & Latin America	$116.22	3.5%	64.5%	1.3%	pts.	$180.05	1.5%
Europe	$128.01	7.0%	75.2%	2.4%	pts.	$170.14	3.6%
Middle East & Africa	$94.05	2.4%	62.0%	1.3%	pts.	$151.59	0.2%
Other International (1)	$116.53	5.1%	69.2%	1.8%	pts.	$168.31	2.4%
International - All (2)	$108.53	5.8%	70.1%	3.1%	pts.	$154.79	1.1%
Worldwide (3)	$120.69	2.2%	75.7%	0.7%	pts.	$159.33	1.2%

(1)	Includes Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes Asia Pacific and Other International.

(3)	Includes North American - All and International - All.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016		Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016
JW Marriott	$190.36	4.9%	78.7%	2.0%	pts.	$241.91	2.1%
The Ritz-Carlton	$282.43	3.5%	75.1%	1.5%	pts.	$376.01	1.4%
W Hotels	$241.53	0.1%	81.4%	0.3%	pts.	$296.58	(0.2)%
Composite North American Luxury (1)	$255.46	2.9%	78.2%	1.4%	pts.	$326.84	1.0%
Marriott Hotels	$148.54	2.4%	76.9%	1.0%	pts.	$193.18	1.0%
Sheraton	$146.69	3.5%	76.9%	0.2%	pts.	$190.64	3.1%
Westin	$173.10	2.6%	77.0%	(0.1)%	pts.	$224.72	2.8%
Composite North American Upper Upscale (2)	$150.56	2.8%	76.5%	0.6%	pts.	$196.79	2.0%
North American Full-Service (3)	$169.59	2.8%	76.8%	0.7%	pts.	$220.79	1.9%
Courtyard	$104.40	0.1%	73.3%	(0.5)%	pts.	$142.38	0.8%
Residence Inn	$123.47	4.1%	79.6%	1.1%	pts.	$155.18	2.6%
Composite North American Limited-Service (4)	$108.84	1.5%	75.4%	—%	pts.	$144.43	1.5%
North American - All (5)	$150.66	2.6%	76.4%	0.5%	pts.	$197.31	1.9%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016		Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016
JW Marriott	$188.20	3.9%	78.7%	1.5%	pts.	$239.22	1.9%
The Ritz-Carlton	$282.43	3.5%	75.1%	1.5%	pts.	$376.01	1.4%
W Hotels	$241.53	0.1%	81.4%	0.3%	pts.	$296.58	(0.2)%
Composite North American Luxury (1)	$241.71	2.9%	77.7%	1.3%	pts.	$311.05	1.2%
Marriott Hotels	$128.77	1.5%	73.5%	0.4%	pts.	$175.27	0.9%
Sheraton	$113.95	1.9%	73.0%	0.2%	pts.	$156.19	1.6%
Westin	$160.63	2.8%	77.0%	0.1%	pts.	$208.70	2.7%
Composite North American Upper Upscale (2)	$132.99	2.3%	74.1%	0.5%	pts.	$179.45	1.7%
North American Full-Service (3)	$144.78	2.4%	74.5%	0.6%	pts.	$194.34	1.6%
Courtyard	$102.53	0.6%	73.2%	—%	pts.	$140.09	0.5%
Residence Inn	$114.53	1.9%	78.7%	—%	pts.	$145.59	2.0%
Fairfield Inn & Suites	$79.26	3.0%	70.6%	1.3%	pts.	$112.34	1.1%
Composite North American Limited-Service (4)	$97.67	1.5%	74.2%	0.3%	pts.	$131.71	1.1%
North American - All (5)	$118.69	2.0%	74.3%	0.4%	pts.	$159.73	1.4%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Delta Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, and TownePlace Suites. Systemwide also includes Aloft Hotels and Element Hotels.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016		Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016
Greater China	$85.43	6.6%	68.5%	6.6%	pts.	$124.77	(3.7)%
Rest of Asia Pacific	$113.99	6.0%	74.1%	3.4%	pts.	$153.92	1.1%
Asia Pacific	$95.37	6.4%	70.4%	5.5%	pts.	$135.44	(2.0)%
Caribbean & Latin America	$146.84	3.4%	67.5%	2.4%	pts.	$217.42	(0.2)%
Europe	$123.83	6.5%	71.0%	1.8%	pts.	$174.41	3.7%
Middle East & Africa	$108.76	0.6%	65.4%	1.5%	pts.	$166.34	(1.7)%
Other International (1)	$122.99	3.9%	68.4%	1.8%	pts.	$179.75	1.2%
International - All (2)	$109.34	5.0%	69.4%	3.7%	pts.	$157.53	(0.5)%
Worldwide (3)	$130.41	3.5%	73.0%	2.1%	pts.	$178.76	0.6%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016	Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016		Six Months Ended June 30, 2017	Change vs. Six Months Ended June 30, 2016
Greater China	$85.68	6.9%	68.0%	6.7%	pts.	$125.94	(3.7)%
Rest of Asia Pacific	$113.62	4.6%	73.8%	2.6%	pts.	$153.99	0.9%
Asia Pacific	$97.36	5.8%	70.4%	5.0%	pts.	$138.23	(1.7)%
Caribbean & Latin America	$122.86	0.7%	64.5%	0.8%	pts.	$190.59	(0.5)%
Europe	$108.60	7.1%	68.4%	2.7%	pts.	$158.78	2.8%
Middle East & Africa	$104.42	0.8%	65.1%	1.6%	pts.	$160.28	(1.6)%
Other International (1)	$111.15	3.7%	66.6%	2.0%	pts.	$166.93	0.7%
International - All (2)	$105.31	4.5%	68.2%	3.3%	pts.	$154.38	(0.4)%
Worldwide (3)	$114.78	2.7%	72.5%	1.2%	pts.	$158.26	0.9%

(1)	Includes Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes Asia Pacific and Other International.

(3)	Includes North American - All and International - All.
CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2017 second quarter compared to the 2016 second quarter and the 2017 first half compared to the 2016 first half. In accordance with GAAP, our Income Statements include Starwood’s results of operations in the three and six months ended June 30, 2017, but do not include Starwood’s results of operations in the three and six months ended June 30, 2016, as we did not own Starwood during that period.
Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Base management fees	$285	$186	$99	53%	$549	$358	$191	53%
Franchise fees	416	273	143	52%	781	523	258	49%
Incentive management fees	148	94	54	57%	301	195	106	54%
	$849	$553	$296	54%	$1,631	$1,076	$555	52%
Second Quarter. The $99 million increase in base management fees primarily reflected $95 million from the Starwood Combination and $5 million from Legacy-Marriott RevPAR and unit growth.
The $143 million increase in franchise fees primarily reflected $111 million from the Starwood Combination, $16 million from Legacy-Marriott unit growth, $9 million of higher Legacy-Marriott branding fees, $4 million from stronger RevPAR at Legacy-Marriott properties, and $4 million of higher Legacy-Marriott relicensing fees.

The $54 million increase in incentive management fees primarily reflected $49 million from the Starwood Combination and higher net house profits at Legacy-Marriott properties.
In the 2017 second quarter, we earned incentive management fees from 64 percent of our managed properties. In North America, we earned incentive management fees from 57 percent of our managed properties, and outside North America, we earned incentive management fees from 70 percent of our managed properties. In addition, 56 percent of our incentive management fees were earned at properties outside of North America.
First Half. The $191 million increase in base management fees primarily reflected $183 million from the Starwood Combination and $11 million from Legacy-Marriott RevPAR and unit growth.
The $258 million increase in franchise fees primarily reflected $211 million from the Starwood Combination, $25 million from Legacy-Marriott unit growth, $8 million from stronger RevPAR at Legacy-Marriott properties, $7 million of higher Legacy-Marriott relicensing fees, and $4 million of higher Legacy-Marriott branding fees.
The $106 million increase in incentive management fees primarily reflected $102 million from the Starwood Combination and higher net house profits at Legacy-Marriott properties.
In the 2017 first half, we earned incentive management fees from 68 percent of our managed properties. In North America, we earned incentive management fees from 60 percent of our managed properties, and outside North America, we earned incentive management fees from 75 percent of our managed properties. In addition, 58 percent of our incentive management fees were earned at properties outside of North America.
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Owned, leased, and other revenue	$458	$207	$251	121%	$897	$411	$486	118%
Owned, leased, and other - direct expenses	355	173	182	105%	713	339	374	110%
	$103	$34	$69	203%	$184	$72	$112	156%
Second Quarter. Owned, leased, and other revenue, net of direct expenses increased by $69 million, primarily due to $62 million from the Starwood Combination and $5 million from Legacy-Marriott business interruption insurance proceeds.
First Half. Owned, leased, and other revenue, net of direct expenses increased by $112 million, primarily due to $104 million from the Starwood Combination and $6 million from Legacy-Marriott business interruption insurance proceeds.
Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Cost reimbursements revenue	$4,488	$3,142	$1,346	43%	$8,828	$6,187	$2,641	43%
Reimbursed costs	4,488	3,142	1,346	43%	8,828	6,187	2,641	43%
Second Quarter. The $1,346 million increase in cost reimbursements revenue and reimbursed costs primarily reflected the Starwood Combination, higher property occupancies, and unit growth across our system.
First Half. The $2,641 million increase in cost reimbursements revenue and reimbursed costs primarily reflected the Starwood Combination, higher property occupancies, and unit growth across our system.

Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Depreciation, amortization, and other	$85	$30	$55	183%	$150	$61	$89	146%
General, administrative, and other	226	154	72	47%	436	309	127	41%
Merger-related costs and charges	21	14	7	50%	72	22	50	227%
Second Quarter. Depreciation, amortization, and other expenses increased by $55 million, primarily reflecting depreciation and amortization on assets acquired in the Starwood Combination, including $12 million of expenses relating to prior periods as a result of measurement period adjustments made during the 2017 second quarter.
General, administrative, and other expenses increased by $72 million, primarily due to the Starwood Combination.
Merger-related costs and charges increased by $7 million. For more information, see Footnote 3 “Merger-related costs and charges.”
First Half. Depreciation, amortization, and other expenses increased by $89 million, primarily reflecting depreciation and amortization on assets acquired in the Starwood Combination, including $3 million of expenses relating to prior periods as a result of measurement period adjustments made during the 2017 second quarter.
General, administrative, and other expenses increased by $127 million, primarily due to the Starwood Combination.
Merger-related costs and charges increased by $50 million. For more information, see Footnote 3 “Merger-related costs and charges.”
Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Gains and other income, net	$25	$—	$25	nm	$25	$—	$25	nm
Interest expense	(73)	(57)	16	28%	(143)	(104)	39	38%
Interest income	8	7	1	14%	15	13	2	15%
Equity in earnings	12	5	7	140%	23	5	18	360%
nm means percentage change is not meaningful.
Second Quarter. Gains and other income, net increased by $25 million primarily due to the gain on the sale of a North American Full-Service hotel in the 2017 second quarter.
Interest expense increased by $16 million, primarily due to an increase in debt as a result of the Starwood Combination, higher commercial paper borrowings and interest rates, and higher interest on Senior Notes issuances net of maturities, partially offset by an $11 million favorable variance to the bridge term loan facility commitment costs that we incurred in 2016.
Equity in earnings increased by $7 million, primarily due to the Starwood Combination.
First Half. Gains and other income, net increased by $25 million primarily due to the gain on the sale of a North American Full-Service hotel in the 2017 second quarter.
Interest expense increased by $39 million, primarily due to an increase in debt as a result of the Starwood Combination, higher commercial paper borrowings and interest rates, and higher interest on Senior Notes issuances net of maturities, partially offset by a $13 million favorable variance to the bridge term loan facility commitment costs that we incurred in 2016.
Equity in earnings increased by $18 million, primarily due to the Starwood Combination.
Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Provision for income taxes	$(178)	$(97)	$81	84%	$(298)	$(204)	$94	46%
Second Quarter. Provision for income taxes increased by $81 million. The increase was primarily due to the Starwood Combination ($70 million), an unfavorable comparison to the 2016 release of a valuation allowance ($15 million), an increase in Legacy-Marriott pre-tax earnings ($15 million), and the gain on the sale of a North American Full-Service hotel ($9 million). The increase was partially offset by a tax benefit from the adoption of ASU 2016-09 ($13 million) and the release of a tax reserve due to a favorable settlement of an uncertain tax position ($12 million).
First Half. Provision for income taxes increased by $94 million. The increase was primarily due to the Starwood Combination ($125 million), an unfavorable comparison to the 2016 release of a valuation allowance ($15 million), an increase in Legacy-Marriott pre-tax earnings ($9 million), and the gain on sale of a North American Full-Service hotel ($9 million). The increase was partially offset by a tax benefit from the adoption of ASU 2016-09 ($56 million) and the release of a tax reserve due to a favorable settlement of an uncertain tax position ($12 million).
BUSINESS SEGMENTS
The following discussion presents our analysis of the operating results of our reportable business segments for the 2017 second quarter compared to the 2016 second quarter and the 2017 first half compared to the 2016 first half. See Footnote 11 “Business Segments” for other information about each segment, including a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2016 second quarter, across our North American Full-Service segment, we added 436 properties (158,028 rooms), including 398 properties (147,623 rooms) from the Starwood Combination on the Merger Date, and seven properties (1,129 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Segment revenues	$3,619	$2,360	$1,259	53%	$7,195	$4,681	$2,514	54%
Segment profits	$332	$173	$159	92%	$621	$358	$263	73%
Second Quarter. North American Full-Service segment profits increased by $159 million, primarily due to the following changes:

•	$103 million of higher base management and franchise fees, primarily reflecting $100 million of Legacy-Starwood fees;

•	$16 million of higher incentive management fees, primarily driven by $11 million of Legacy-Starwood incentive fees and higher net house profits at several Legacy-Marriott managed hotels;

•
$31 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $23 million from the Starwood Combination and $5 million from business interruption insurance proceeds;

•	$17 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination; and

•	$25 million of higher gains and other income, net primarily due to the gain on sale of a North American Full-Service hotel in the 2017 second quarter.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $3,122 million in the 2017 second quarter, compared to $2,108 million in the 2016 second quarter.
First Half. North American Full-Service segment profits increased by $263 million, primarily due to the following changes:

•
$188 million of higher base management and franchise fees, primarily reflecting $188 million of Legacy-Starwood fees, $6 million of higher Legacy-Marriott unit growth, and $4 million of stronger RevPAR at Legacy-Marriott hotels, partially offset by $11 million of lower Legacy-Marriott residential branding fees;

•	$25 million of higher incentive management fees, primarily driven by $18 million of Legacy-Starwood incentive fees and higher net house profits at several Legacy-Marriott managed hotels;

•
$55 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $49 million from the Starwood Combination and $5 million of business interruption insurance proceeds;

•	$30 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination; and

•	$24 million of higher gains and other income, net primarily due to the gain on sale of a North American Full-Service hotel in the 2017 second quarter.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $6,200 million in the 2017 first half, compared to $4,158 million in the 2016 first half.
North American Limited-Service
Since the end of the 2016 second quarter, across our North American Limited-Service segment, we added 469 properties (63,130 rooms), including 226 properties (34,294 rooms) from the Starwood Combination on the Merger Date, and nine properties (950 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Segment revenues	$1,032	$906	$126	14%	$1,956	$1,739	$217	12%
Segment profits	$224	$191	$33	17%	$401	$346	$55	16%
Second Quarter. North American Limited-Service segment profits increased by $33 million, primarily due to the following changes:

•
$35 million of higher base management and franchise fees, primarily driven by $17 million of Legacy-Starwood fees, $11 million of higher Legacy-Marriott fees as a result of unit growth, and $5 million of higher Legacy-Marriott relicensing fees; and

•	$4 million of lower incentive management fees, primarily driven by lower net house profits at two portfolios of managed hotels.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $765 million in the 2017 second quarter, compared to $671 million in the 2016 second quarter.
First Half. North American Limited-Service segment profits increased by $55 million, primarily due to the following changes:

•
$62 million of higher base management and franchise fees, primarily driven by $31 million of Legacy-Starwood fees, $20 million of higher Legacy-Marriott fees as a result of unit growth, and $8 million of higher Legacy-Marriott relicensing fees; and

•	$6 million of lower incentive management fees, primarily driven by lower net house profits at a few portfolios of managed hotels.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $1,467 million in the 2017 first half, compared to $1,310 million in the 2016 first half.
Asia Pacific
Since the end of the 2016 second quarter, across our Asia Pacific segment, we added 391 properties (119,601 rooms), including 335 properties (103,611 rooms) from the Starwood Combination on the Merger Date, and nine properties (3,388 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Segment revenues	$319	$146	$173	118%	$631	$287	$344	120%
Segment profits	$67	$27	$40	148%	$149	$54	$95	176%
Second Quarter. Asia Pacific segment profits increased by $40 million, primarily due to the following changes:

•	$32 million of higher base management and franchise fees, primarily due to $28 million of Legacy-Starwood fees and $3 million of higher Legacy-Marriott residential branding fees;

•	$24 million of higher incentive management fees, primarily due to $22 million of Legacy-Starwood fees;

•	$11 million of higher owned, leased, and other revenue, net of direct expenses, primarily from the Starwood Combination;

•	$13 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination; and

•	$13 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Asia Pacific segment properties totaled $169 million in the 2017 second quarter, compared to $81 million in the 2016 second quarter.
First Half. Asia Pacific segment profits increased by $95 million, primarily due to the following changes:

•	$62 million of higher base management and franchise fees, primarily due to $55 million of Legacy-Starwood fees and $4 million of higher Legacy-Marriott branding fees;

•	$55 million of higher incentive management fees, primarily due to $49 million of Legacy-Starwood fees and higher net house profits at Legacy-Marriott managed hotels;

•	$13 million of higher owned, leased, and other revenue, net of direct expenses primarily from the Starwood Combination;

•	$17 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination;

•	$23 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination; and

•	$6 million of higher equity in earnings, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Asia Pacific segment properties totaled $335 million in the 2017 first half, compared to $161 million in the 2016 first half.

Other International
Since the end of the 2016 second quarter, across our Other International regions, we added 422 properties (99,508 rooms), including 361 properties (88,230 rooms) from the Starwood Combination on the Merger Date, and 19 properties (2,844 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2017	June 30, 2016	Change 2017 vs. 2016		June 30, 2017	June 30, 2016	Change 2017 vs. 2016
Segment revenues	$676	$425	$251	59%	$1,278	$840	$438	52%
Segment profits	$98	$48	$50	104%	$184	$96	$88	92%
Second Quarter. Other International segment profits increased by $50 million, primarily due to the following changes:

•	$36 million of higher base management and franchise fees, primarily due to $33 million of Legacy-Starwood fees;

•	$18 million of higher incentive management fees, primarily due to $16 million of Legacy-Starwood incentive management fees;

•
$24 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $29 million from the Starwood Combination, partially offset by $3 million of lower profits at Legacy-Marriott properties under renovations in Europe;

•	$17 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination; and

•	$11 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Other International segment properties totaled $378 million in the 2017 second quarter, compared to $270 million in the 2016 second quarter.
First Half. Other International segment profits increased by $88 million, primarily due to the following changes:

•	$64 million of higher base management and franchise fees, primarily due to $62 million of Legacy-Starwood fees and $6 million from Legacy-Marriott RevPAR and unit growth;

•
$32 million of higher incentive management fees, primarily due to $35 million of Legacy-Starwood incentive management fees, partially offset by lower net house profits at Legacy-Marriott hotels in Latin America and the Middle East;

•	$37 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $39 million from the Starwood Combination;

•	$26 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination; and

•	$23 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Other International properties totaled $716 million in the 2017 first half, compared to $532 million in the 2016 first half.

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
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facility
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
At June 30, 2017, our available borrowing capacity amounted to $2,065 million and reflected borrowing capacity of $1,567 million under our Credit Facility and our cash balance of $498 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $2,433 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2017 second quarter, our long-term debt had a weighted average interest rate of 2.8 percent and a weighted average maturity of approximately 5.5 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2017 second quarter.
Cash and cash equivalents totaled $498 million at June 30, 2017, a decrease of $360 million from year-end 2016, reflecting cash outflows associated with the following: purchase of treasury stock ($1,328 million), repayment of long-term debt ($301 million), dividend payments ($240 million), other financing outflows for the payment of employee share-based compensation tax withholdings ($135 million), capital expenditures ($104 million), contract acquisition costs ($91 million), and loan advances, net of collections ($38 million). The following cash inflows partially offset these cash outflows: net cash provided by operating activities ($1,302 million), proceeds from the sale of two North American Full-Service hotels ($475 million), and higher commercial paper borrowings ($105 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2017 second quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $104 million in the 2017 first half and $78 million in the 2016 first half. The increase in capital expenditures from the 2016 first half is primarily due to improvements to hotels acquired in the Starwood Combination and improvements to our worldwide systems, partially offset by lower spending at a North American Full-Service owned hotel. See our Statements of Cash Flows for information on investment spending for the 2017 first half. We expect consolidated investment spending for the 2017 full year will total approximately $500 million to $700 million, including approximately $175 million for maintenance capital spending. Consolidated investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments.
Over time, we have sold hotels, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets as a whole. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, which we have sold or may seek to sell. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include new construction, loans, and noncontrolling equity investments.
Share Repurchases
We purchased 7.3 million shares of our common stock during the 2017 second quarter, at an average price of $98.62 per share. As of June 30, 2017, 17.4 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
Our Board of Directors declared the following quarterly cash dividends in 2017: (1) $0.30 per share declared on February 10, 2017 and paid March 31, 2017 to shareholders of record on February 24, 2017 and (2) $0.33 per share declared on May 5, 2017 and paid June 30, 2017 to shareholders of record on May 19, 2017.

Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2017 second quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Form 10-K, other than those described below.
Our Series I Notes matured in June 2017, and we increased our commercial paper borrowings. See Footnote 8 “Long-Term Debt” for detail on our long-term debt balances.
During the 2017 first half, our future minimum operating lease obligations decreased by approximately $194 million. See the “Dispositions and Planned Dispositions” caption of Footnote 2 “Acquisitions and Dispositions” for additional information.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2017 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to integrate Starwood successfully and many of the anticipated benefits of combining Starwood and Marriott may not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination will result in various benefits, including, among other things, operating efficiencies. Achieving those anticipated benefits is subject to a number of uncertainties, including whether we can integrate the business of Starwood in an efficient and effective manner, and we cannot assure you that those benefits will be realized as fully or as quickly as we expect. If we do not achieve those benefits, our costs could increase, our expected net income could decrease, and our future business, financial condition, operating results, and prospects could suffer.
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
Our future results will suffer if we do not effectively manage our expanded operations. With completion of the Starwood Combination, the size of our business increased significantly. Our continued success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. We cannot assure you that we will be successful or that we will realize the expected operating efficiencies, cost savings, and other benefits from the combination that we currently anticipate.
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

The growing significance of our operations outside of the United States, including as a result of the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. At the end of the 2017 second quarter, we operated or franchised hotels and resorts in 125 countries and territories. The properties we operate or franchise outside of the United States represented more than 36 percent of the rooms in our system at the end of the 2017 second quarter. We expect that our international operations, and resulting revenues, will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations, and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner, or in some cases at all due to foreign exchange restrictions; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the United States. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our business outside of the U.S. are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our non-U.S. operations increases. Our efforts to mitigate some of our foreign currency exposure by entering into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies in which we receive management and franchise fees may not be successful. In addition, these hedging agreements also do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.
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
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as Hurricane Sandy in the Northeastern United States, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Fort Lauderdale, Orlando, Berlin, Brussels, London, Manchester, Paris, Turkey, Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits.
Disagreements with owners of hotels that we manage or franchise may result in litigation or may delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for certain system initiatives and costs. Such disagreements may be more likely when hotel returns are weaker. We seek to resolve any disagreements in order to develop and maintain positive relations with current and potential hotel owners and joint venture partners, but we are not always able to do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
Our business depends on the quality and reputation of our brands, and any deterioration in the quality or reputation of these brands could have an adverse impact on our market share, reputation, business, financial condition, or results of operations. Events that may be beyond our control could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. Many other factors also can influence our reputation and the value of our brands, including service, food quality and safety, availability and management of scarce natural resources, supply chain management, diversity, human rights, and support for local communities. If the reputation or perceived quality of our brands declines, our market share, reputation, business, financial condition, or results of operations could be affected.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of June 30, 2017, we had $17.4 billion of goodwill and other intangible assets, including $14.9 billion attributable to the Starwood Combination (based on the preliminary purchase accounting for the Starwood Combination). The amount of goodwill acquired in the Starwood Combination could increase over the year following the acquisition if we determine that the value of physical assets acquired is less than, or the amount of liabilities assumed (including under Starwood’s guest loyalty program) is greater than, we preliminarily estimated. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in customers’ perception of and the reputation of the Legacy-Starwood brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of the 2017 second quarter, we acquired a significant number of those properties as part of the Starwood Combination, and such properties are subject to the risks that generally relate to investments in real property. Although we intend to sell most of our owned and leased properties over the next two years, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income will be adversely affected.

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

Cyber-attacks could have a disruptive effect on our business. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, operator error, or inadvertent releases of data may materially impact our, including our owners’, franchisees’, licensees’, or service providers’, information systems and records. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access or prevent authorized access to such systems have increased significantly in recent years. A significant theft, loss, loss of access to, or fraudulent use of customer, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
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
Other Risks
Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for financial reporting, taxes, healthcare, climate change, and the environment. Changes to these laws, regulations, or policies, including those associated with health care, tax or financial reforms, climate change and the environment, could reduce our profits. We also anticipate that many of the jurisdictions where we do business will continue to review taxes and other revenue raising measures, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices or reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could significantly impact us, including modifications that could reduce the profits that we can effectively realize from our non-U.S. operations, or that could require costly changes to those operations, or the way in which they are structured. For example, most U.S. company effective tax rates reflect the fact that income earned and reinvested outside the United States is generally taxed at local rates, which are often much lower than U.S. tax rates. If changes in tax laws, regulations, or interpretations significantly increase the tax rates on non-U.S. income, our effective tax rate could increase and our profits could be reduced. If such increases resulted from our status as a U.S. company, those changes could place us at a disadvantage to our non-U.S. competitors if those competitors remain subject to lower local tax rates.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 - April 30, 2017	2.9	$92.42	2.9	21.8
May 1, 2017 - May 31, 2017	2.8	$102.07	2.8	19.0
June 1, 2017 - June 30, 2017	1.6	$103.80	1.6	17.4

(1)
On February 11, 2016, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of June 30, 2017, 17.4 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

Item 5. Other Information
At the Company’s annual meeting of shareholders on May 5, 2017, Marriott’s shareholders voted, as our Board of Directors recommended and on a non-binding advisory basis, that the Company conduct future advisory votes to approve the compensation of Marriott’s named executive officers every year. In light of the recommendation and vote, the Company decided to include a shareholder vote on the compensation of Marriott’s named executive officers in our proxy materials every year until the next required vote on the frequency of shareholder votes on the compensation of executives.
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
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016; (iii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
8th day of August, 2017

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)