Form 10-Q
period 2017-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2017-11-08
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 364,581,283 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 26, 2017.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES
Base management fees	$269	$180	$818	$538
Franchise fees	426	290	1,207	813
Incentive management fees	136	81	437	276
	831	551	2,462	1,627
Owned, leased, and other revenue	452	239	1,349	650
Cost reimbursements	4,380	3,152	13,208	9,339
	5,663	3,942	17,019	11,616
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	356	194	1,069	533
Reimbursed costs	4,380	3,152	13,208	9,339
Depreciation, amortization, and other	68	36	218	97
General, administrative, and other	199	161	635	470
Merger-related costs and charges	28	228	100	250
	5,031	3,771	15,230	10,689
OPERATING INCOME	632	171	1,789	927
Gains and other income, net	6	3	31	3
Interest expense	(73)	(55)	(216)	(159)
Interest income	9	9	24	22
Equity in earnings	6	3	29	8
INCOME BEFORE INCOME TAXES	580	131	1,657	801
Provision for income taxes	(188)	(61)	(486)	(265)
NET INCOME	$392	$70	$1,171	$536
EARNINGS PER SHARE
Earnings per share - basic	$1.05	$0.26	$3.09	$2.08
Earnings per share - diluted	$1.04	$0.26	$3.06	$2.04
CASH DIVIDENDS DECLARED PER SHARE	$0.33	$0.30	$0.96	$0.85
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$392	$70	$1,171	$536
Other comprehensive income (loss):
Foreign currency translation adjustments	107	2	457	27
Derivative instrument adjustments, net of tax	(5)	1	(13)	(3)
Unrealized gain (loss) on available-for-sale securities, net of tax	1	—	(1)	—
Reclassification of losses, net of tax	4	1	5	3
Total other comprehensive income, net of tax	107	4	448	27
Comprehensive income	$499	$74	$1,619	$563
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$508	$858
Accounts and notes receivable, net	1,914	1,695
Prepaid expenses and other	225	230
Assets held for sale	297	588
	2,944	3,371
Property and equipment, net	1,894	2,335
Intangible assets
Brands	5,898	6,509
Contract acquisition costs and other	2,860	2,761
Goodwill	9,182	7,598
	17,940	16,868
Equity and cost method investments	720	728
Notes receivable, net	228	245
Deferred tax assets	110	116
Other noncurrent assets	400	477
	$24,236	$24,140
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$398	$309
Accounts payable	733	687
Accrued payroll and benefits	1,133	1,174
Liability for guest loyalty programs	1,959	1,866
Accrued expenses and other	1,385	1,111
	5,608	5,147
Long-term debt	8,271	8,197
Liability for guest loyalty programs	2,824	2,675
Deferred tax liabilities	927	1,020
Other noncurrent liabilities	2,094	1,744
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,744	5,808
Retained earnings	7,310	6,501
Treasury stock, at cost	(8,498)	(6,460)
Accumulated other comprehensive loss	(49)	(497)
	4,512	5,357
	$24,236	$24,140
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
OPERATING ACTIVITIES
Net income	$1,171	$536
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	218	97
Share-based compensation	139	117
Income taxes	73	1
Liability for guest loyalty programs	236	179
Merger-related charges	(117)	172
Working capital changes	98	27
Other	98	77
Net cash provided by operating activities	1,916	1,206
INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	—	(2,412)
Capital expenditures	(155)	(132)
Dispositions	482	53
Loan advances	(85)	(24)
Loan collections	91	61
Contract acquisition costs	(129)	(55)
Other	(14)	22
Net cash provided by (used in) investing activities	190	(2,487)
FINANCING ACTIVITIES
Commercial paper/Credit facility, net	455	1,657
Issuance of long-term debt	1	1,483
Repayment of long-term debt	(305)	(296)
Issuance of Class A Common Stock	4	22
Dividends paid	(362)	(257)
Purchase of treasury stock	(2,105)	(248)
Share-based compensation withholding taxes	(144)	(74)
Other	—	(24)
Net cash (used in) provided by financing activities	(2,456)	2,263
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(350)	982
CASH AND EQUIVALENTS, beginning of period	858	96
CASH AND EQUIVALENTS, end of period	$508	$1,078
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2017 and December 31, 2016, the results of our operations for the three and nine months ended September 30, 2017 and September 30, 2016, and cash flows for the nine months ended September 30, 2017 and September 30, 2016. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
Beginning in the 2017 first quarter, we reclassified branding fees for third-party residential sales and credit card licensing to the “Franchise fees” caption from the “Owned, leased, and other revenue” caption on our Income Statements, as we believe branding fees are more akin to franchise royalties than owned and leased hotel profits. Branding fees totaled $68 million for the three months ended September 30, 2017 and $195 million for the nine months ended September 30, 2017. We reclassified the prior period amounts, which totaled $40 million for the three months ended September 30, 2016 and $121 million for the nine months ended September 30, 2016, to conform to our current presentation.
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
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of the Company. Accordingly, our Income Statements include Starwood’s results of operations from the Merger Date.

We refer to our business associated with brands that were in our portfolio before the Starwood Combination as “Legacy-Marriott” and to the Starwood business and brands that we acquired as “Legacy-Starwood.” See Footnote 2 “Acquisitions and Dispositions” for more information on the Starwood Combination.
New Accounting Standards
Accounting Standards Update No. 2014-09 - “Revenue from Contracts with Customers” (“ASU 2014-09”)
ASU 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and enhances comparability of revenue recognition practices across entities and industries by providing a principles-based, comprehensive framework for addressing revenue recognition issues. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. The standard will be effective for us beginning in our 2018 first quarter. We are permitted to use either the full retrospective or the modified retrospective method when adopting ASU 2014-09, and we are evaluating the available adoption methods.
We are still assessing the potential impact that ASU 2014-09 will have on our financial statements and disclosures, but we believe that recognition of base management fees, franchise royalty fees, and owned and leased revenues will remain largely unchanged. We expect to recognize gains from the sale of real estate assets when control of the asset is transferred to the buyer, generally at the time the sale closes. Under current guidance, we defer gains on sales of real estate assets if we maintain substantial continuing involvement. We do not expect that this change will have a material impact on our Financial Statements, as we typically do not have real estate sale transactions that require us to defer significant gains. There likely will be changes to our revenue recognition policies related to the following:

•	We expect to recognize franchise application and relicensing fees over the term of the franchise contract rather than at hotel opening or relicensing.

•
We expect to present the amortization of contract acquisition costs paid to customers as a reduction of revenue rather than including such costs in “Depreciation, amortization, and other” on our Income Statements.

•	We expect to capitalize fewer contract acquisition costs as certain costs will not meet the capitalization criteria specified by ASU 2014-09.

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

•
Under the new guidance, we will generally be considered an agent in the transaction when loyalty program awards are redeemed. As a result, we will only recognize revenue for the net amount of consideration to which we are entitled for arranging for the redemption award, rather than the gross amount. While we have not yet fully quantified the impact of this change, it will have no impact on our operating or net income.

•
We expect to recognize temporary timing differences between costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income in the period they occur. We operate these programs with the objective of breaking even, and under current guidance, we record any temporary timing differences on our Balance Sheets.

Accounting Standards Update No. 2016-02 - “Leases” (“ASU 2016-02”)
ASU 2016-02 introduces a lessee model that brings substantially all leases onto the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. The standard is effective for us beginning in our 2019 first quarter, and we will be required to use a modified retrospective transition approach, which means that we will apply the provisions of ASU 2016-02 to each lease that existed at the beginning of the earliest comparative period presented in the financial statements, as well as leases entered into after that date. We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures, but we expect that it will have a material effect on our Balance Sheets.
Accounting Standards Update No. 2016-09 - “Stock Compensation” (“ASU 2016-09”)
We adopted ASU 2016-09 in the 2017 first quarter, which involves several aspects of the accounting for share-based payments. The new guidance had the following impacts on our Financial Statements:

•
We now record excess tax benefits (or deficiencies) as income tax benefit (or expense) in our Income Statements. Previously, we recorded excess tax benefits (deficiencies) in additional paid-in-capital in our Balance Sheets. As required, we prospectively applied this amendment in our Income Statements, which resulted in a benefit of $62 million to our provision for income taxes, approximately $0.16 per diluted share, for the nine months ended September 30, 2017.

•
We now classify excess tax benefits (or deficiencies) along with other income taxes in operating activities in our Statements of Cash Flows. ASU 2016-09 allowed for this amendment to be applied either prospectively or retrospectively. For consistency with our application of ASU 2016-09 in our Income Statements, we applied this amendment prospectively in our Statements of Cash Flows. For the nine months ended September 30, 2017, operating activities in our Statements of Cash Flows include $62 million from excess tax benefits. For the nine months ended September 30, 2016, we classified $21 million of excess tax benefits as financing inflows.

•
We now classify cash paid to taxing authorities when we withhold shares for employee tax-withholding purposes as a financing activity. As required, we retrospectively applied this amendment in our Statements of Cash Flows, and accordingly we reclassified $74 million of cash outflows from operating activities to financing activities for the nine months ended September 30, 2016.

Accounting Standards Update No. 2016-16 - “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” (“ASU 2016-16”)
ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales of assets other than inventory when the transfer occurs. Under current GAAP, the tax effects of intercompany sales are deferred until the transferred asset is sold to a third party or otherwise recovered through use. ASU 2016-16 will be effective for us beginning in our 2018 first quarter, and we will be required to use a modified retrospective transition approach with a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We are still assessing the potential impact that the standard will have on our financial statements and disclosures.
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

2.    ACQUISITIONS AND DISPOSITIONS
Starwood Combination
The following table presents the fair value of each type of consideration that we transferred in the Starwood Combination:

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
Fair Values of Assets Acquired and Liabilities Assumed. The following table presents our estimates of fair values of the assets that we acquired and the liabilities that we assumed on the Merger Date as preliminarily reported at year-end 2016 and as finalized at the end of the 2017 third quarter:

($ in millions)	September 23, 2016 (as reported at December 31, 2016)	Adjustments (2)	September 23, 2016 (as finalized)
Working capital	$(180)	$(56)	$(236)
Property and equipment, including assets held for sale	1,999	(293)	1,706
Identified intangible assets	7,957	(719)	7,238
Equity and cost method investments	579	(42)	537
Other noncurrent assets	224	(24)	200
Deferred income taxes, net	(1,516)	52	(1,464)
Guest loyalty program	(1,631)	(7)	(1,638)
Debt	(1,871)	(6)	(1,877)
Other noncurrent liabilities	(654)	(323)	(977)
Net assets acquired	4,907	(1,418)	3,489
Goodwill (1)	6,774	1,418	8,192
	$11,681	$—	$11,681

(1)
Goodwill primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations, and it is not deductible for tax purposes. See Footnote 11 “Business Segments” for our assignment of goodwill by reportable segment.

(2)
Adjustments primarily reflect refinements of our valuation models related to certain acquired IT systems, our assumptions for capital expenditures of owned and leased hotels, discount rates, certain assumptions related to operating lease agreements, and our assumptions related to certain brands and management and franchise agreements, including contract terms (including renewal assumptions), tax rates, and royalty and growth rates used in the relief-from-royalty valuation models.

We estimated the value of the acquired property and equipment using a combination of the income, cost, and market approaches, which are primarily based on significant Level 2 and Level 3 assumptions, such as estimates of future income growth, capitalization rates, discount rates, and capital expenditure needs of the hotel properties. Our equity method investments consist primarily of partnership and joint venture interests in entities that own hotel real estate. We estimated the value of the underlying real estate using the same methods as for property and equipment described above. We primarily valued debt using quoted market prices, which are considered Level 1 inputs as they are observable in the market.

The following table presents our estimates of the fair values of Starwood’s identified intangible assets and their related estimated useful lives:

	Estimated Fair Value ($ in millions)	Estimated Useful Life (in years)
Brands	$5,664	indefinite
Management agreements and lease contract intangibles	751	10 - 25
Franchise agreements	746	10 - 80
Loyalty program marketing rights	77	30
	$7,238
We estimated the value of Starwood’s brands using the relief-from-royalty method, which applies an estimated royalty rate to forecasted future cash flows, discounted to present value. We estimated the value of management and franchise agreements using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. We valued the lease contract intangibles using an income approach. These valuation approaches utilize Level 3 inputs.
In connection with the Starwood Combination, we are currently assessing various regulatory compliance matters at several foreign Legacy-Starwood locations, including compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”). The results of this assessment may give rise to contingencies that could require us to accrue expenses. While any such amounts are not currently estimable, we will continue to evaluate potential contingencies as we gather more information.
Pro Forma Results of Operations. For the nine months ended September 30, 2016, pro forma revenues totaled $17,033 million, and pro forma net income totaled $878 million. Pro forma net income includes $54 million of integration costs, and it excludes $295 million of transaction and employee termination costs. As required by GAAP, these unaudited pro forma results assume we completed the Starwood Combination on January 1, 2015, use our estimates of the fair values of assets and liabilities as of the Merger Date, and do not reflect any cost saving synergies from operating efficiencies. They are not necessarily indicative of what the actual results of operations of the combined company would have been if the Starwood Combination had occurred on January 1, 2015, nor are they indicative of future results of operations.
Dispositions and Planned Dispositions
In the 2017 fourth quarter, we announced that the owners of Avendra LLC have reached a binding agreement to sell Avendra LLC to Aramark. We expect to receive approximately $650 million for our 55 percent interest in Avendra LLC. We committed to the owners of the hotels in our system that the benefits derived from Avendra LLC, including any dividends or sale proceeds above our original investment, would be used for the benefit of the hotels in our system. Accordingly, our share of the proceeds will be invested for the benefit of our system of hotels. We are currently developing these investment plans.
At the end of the 2017 third quarter, we held $297 million of assets classified as “Assets held for sale” on our Balance Sheets related to a North American Full-Service hotel acquired in the Starwood Combination and the remaining Miami Beach EDITION residences. In the 2017 fourth quarter, we sold the North American Full-Service hotel and received C$337 million ($269 million) in cash.
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

3.    MERGER-RELATED COSTS AND CHARGES
The following table presents pre-tax merger-related costs and other charges that we incurred in connection with the Starwood Combination:

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Merger-related costs and charges
Transaction costs	$4	$18	$14	$31
Employee termination costs	(3)	186	9	186
Integration costs	27	24	77	33
	28	228	100	250
Interest expense	—	9	—	22
	$28	$237	$100	$272
Transaction costs represent costs related to the planning and execution of the Starwood Combination, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent adjustments or charges for employee severance, retention, and other termination related benefits. Integration costs primarily represent integration employee salaries and share-based compensation, change management consultants, and technology-related costs. Merger-related interest expense in the 2016 first three quarters reflects costs that we incurred for a bridge term loan facility commitment and incremental interest expense for debt incurred related to the Starwood Combination.
In connection with the Starwood Combination, we initiated a restructuring program to achieve cost synergies from our combined operations. We did not allocate costs associated with our restructuring program to any of our business segments. The following table presents our restructuring reserve activity during the 2017 first three quarters:

($ in millions)	Liability for employee termination costs
Balance at year-end 2016	$192
Charges	4
Cash payments	(110)
Adjustments (1)	(13)
Balance at September 30, 2017, classified in “Accrued expenses and other”	$73

(1)	Adjustments primarily reflect the reversal of accruals for certain employees who accepted other positions at the Company or resigned and the impact of cumulative translation adjustments.

4.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Computation of Basic Earnings Per Share
Net income	$392	$70	$1,171	$536
Shares for basic earnings per share	372.3	266.2	378.5	258.3
Basic earnings per share	$1.05	$0.26	$3.09	$2.08
Computation of Diluted Earnings Per Share
Net income	$392	$70	$1,171	$536
Shares for basic earnings per share	372.3	266.2	378.5	258.3
Effect of dilutive securities
Share-based compensation	4.3	4.3	4.7	4.4
Shares for diluted earnings per share	376.6	270.5	383.2	262.7
Diluted earnings per share	$1.04	$0.26	$3.06	$2.04
5.    SHARE-BASED COMPENSATION
We recorded share-based compensation expense of $44 million in the 2017 third quarter and $39 million in the 2016 third quarter, $139 million for the 2017 first three quarters, and $98 million for the 2016 first three quarters. Deferred compensation costs for unvested awards totaled $209 million at September 30, 2017 and $192 million at December 31, 2016.
RSUs and PSUs
We granted 1.7 million RSUs during the 2017 first three quarters to certain officers, key employees, and non-employee directors, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We granted 0.2 million PSUs in the 2017 first three quarters to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2017 first three quarters had a weighted average grant-date fair value of $84.
SARs
We granted 0.3 million SARs to officers and key employees during the 2017 first three quarters. These SARs generally expire ten years after the grant date and both vest and may be exercised in four equal annual installments commencing one year following the grant date. The weighted average grant-date fair value of SARs granted in the 2017 first three quarters was $30, and the weighted average exercise price was $88.
We used the following assumptions as part of a binomial lattice-based valuation model to estimate the fair value of the SARs we granted during the 2017 first three quarters:

Expected volatility	30.9%
Dividend yield	1.3%
Risk-free rate	2.4%
Expected term (in years)	8

6.    INCOME TAXES
Our effective tax rate decreased to 32.5% for the 2017 third quarter from 46.4% for the 2016 third quarter, primarily compared to the limited tax benefit we recognized in 2016 from certain merger-related costs that we incurred in jurisdictions with lower tax rates and a tax benefit of $6 million from our adoption of ASU 2016-09.
Our effective tax rate decreased to 29.3% for the 2017 first three quarters from 33.1% for the 2016 first three quarters, primarily due to a tax benefit of $62 million from the adoption of ASU 2016-09 and the release of a tax reserve of $12 million due to the favorable settlement of an uncertain tax position. The decrease was partially offset by an unfavorable comparison to the 2016 release of a valuation allowance of $15 million.
We paid cash for income taxes, net of refunds, of $413 million in the 2017 first three quarters and $243 million in the 2016 first three quarters.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at September 30, 2017 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$136	$19
Operating profit	248	117
Other	10	2
	$394	$138
Contingent Purchase Obligations
Times Square EDITION. We granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property for $315 million during a period of two years after opening, which the lenders may extend for up to three years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We accounted for this contingent purchase obligation as a guarantee, and our recorded liability at September 30, 2017 was $2 million.
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the underlying fee simple interest in the land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at September 30, 2017 was $57 million.
We concluded that the entity that owns the Sheraton Grand Chicago hotel is a variable interest entity. We did not consolidate the entity because we do not have the power to direct the activities that most significantly impact the entity’s economic performance. Our maximum exposure to loss related to the entity is equal to the difference between the purchase price and the fair value of the hotel at the time that the put option is exercised, plus the maximum funding amount of an operating profit guarantee that we provided for the hotel.
Other Contingencies
See a description of certain contingencies relating to the Starwood Combination in Footnote 2 “Acquisitions and Dispositions.”

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2017 third quarter and year-end 2016:

	At Period End
($ in millions)	September 30, 2017	December 31, 2016
Senior Notes:
Series I Notes, interest rate of 6.4%, face amount of $293, matured June 15, 2017 (effective interest rate of 6.5%)	$—	$293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	598	597
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	396	396
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	447	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	344	344
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	743	742
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	743	742
Series S Notes, interest rate of 6.8%, face amount of $324, maturing May 15, 2018 (effective interest rate of 1.7%)	334	346
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	199	206
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	338	340
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	293	293
Commercial paper	2,791	2,311
Credit Facility	—	—
Capital lease obligations	172	173
Other	284	291
	8,669	8,506
Less: Current portion of long-term debt	(398)	(309)
	$8,271	$8,197
We paid cash for interest, net of amounts capitalized, of $171 million in the 2017 first three quarters and $99 million in the 2016 first three quarters.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4,000 million of aggregate effective borrowings. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section for further information on our Credit Facility and available borrowing capacity at September 30, 2017.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	September 30, 2017		December 31, 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$228	$216	$245	$231
Total noncurrent financial assets	$228	$216	$245	$231

Senior Notes	$(5,088)	$(5,161)	$(5,438)	$(5,394)
Commercial paper	(2,791)	(2,791)	(2,311)	(2,311)
Other long-term debt	(226)	(230)	(280)	(284)
Other noncurrent liabilities	(186)	(186)	(59)	(59)
Total noncurrent financial liabilities	$(8,291)	$(8,368)	$(8,088)	$(8,048)
See the “Fair Value Measurements” caption of Footnote 2 “Summary of Significant Accounting Policies” of our 2016 Form 10-K for more information on the input levels we use in determining fair value.
10.    OTHER COMPREHENSIVE (LOSS) INCOME AND SHAREHOLDERS' EQUITY
The following tables detail the accumulated other comprehensive (loss) income activity for the 2017 first three quarters and 2016 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	457	(13)	(1)	—	443
Amounts reclassified from accumulated other comprehensive loss	—	5	—	—	5
Net other comprehensive income (loss)	457	(8)	(1)	—	448
Balance at September 30, 2017	$(46)	$(13)	$5	$5	$(49)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2015	$(192)	$(8)	$4	$—	$(196)
Other comprehensive income (loss) before reclassifications (1)	27	(3)	—	—	24
Amounts reclassified from accumulated other comprehensive loss	—	3	—	—	3
Net other comprehensive income	27	—	—	—	27
Balance at September 30, 2016	$(165)	$(8)	$4	$—	$(169)

(1)
Other comprehensive income before reclassifications for foreign currency translation adjustments includes losses on intra-entity foreign currency transactions that are of a long-term investment nature of $142 million for the 2017 first three quarters and $1 million for the 2016 first three quarters.

The following table details the changes in common shares outstanding and shareholders’ equity for the 2017 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
386.1	Balance at year-end 2016	$5,357	$5	$5,808	$6,501	$(6,460)	$(497)
—	Net income	1,171	—	—	1,171	—	—
—	Other comprehensive income	448	—	—	—	—	448
—	Dividends ($0.96 per share)	(362)	—	—	(362)	—	—
2.1	Employee stock plan	(2)	—	(64)	—	62	—
(21.8)	Purchase of treasury stock	(2,100)	—	—	—	(2,100)	—
366.4	Balance at September 30, 2017	$4,512	$5	$5,744	$7,310	$(8,498)	$(49)
11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium brands located in the United States and Canada;

•	North American Limited-Service, which includes our Select brands located in the United States and Canada;

•	Asia Pacific, which includes all brand tiers in our Asia Pacific region; and

•	Other International, which includes all brand tiers in our Europe, Middle East and Africa, and Caribbean and Latin America regions.
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
We did not allocate Legacy-Starwood’s results to our segments for the eight days ended September 30, 2016. Therefore, in the tables below, for the three and nine months ended September 30, 2016, the impact of Legacy-Starwood operations after the Merger Date is included in “Other unallocated corporate” and not in the segment results.

Segment Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
North American Full-Service	$3,436	$2,222	$10,631	$6,903
North American Limited-Service	1,061	936	3,017	2,675
Asia Pacific	337	141	968	428
Other International	688	404	1,966	1,244
Total segment revenues	5,522	3,703	16,582	11,250
Other unallocated corporate	141	239	437	366
Total consolidated revenues	$5,663	$3,942	$17,019	$11,616
Segment Profits

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
North American Full-Service	$258	$148	$879	$506
North American Limited-Service	228	193	629	539
Asia Pacific	88	24	237	78
Other International	120	43	304	139
Total segment profits	694	408	2,049	1,262
Other unallocated corporate	(51)	(231)	(201)	(324)
Interest expense, net of interest income	(63)	(46)	(191)	(137)
Income taxes	(188)	(61)	(486)	(265)
Net income	$392	$70	$1,171	$536
Goodwill

($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total Goodwill
Year-end 2016 balance:
Goodwill	$2,905	$1,558	$1,572	$1,617	$7,652
Accumulated impairment losses	—	(54)	—	—	(54)
	2,905	1,504	1,572	1,617	7,598

Adjustments (1)	$664	$255	$276	$223	$1,418
Foreign currency translation	19	12	54	81	166

September 30, 2017 balance:
Goodwill	$3,588	$1,825	$1,902	$1,921	$9,236
Accumulated impairment losses	—	(54)	—	—	(54)
	$3,588	$1,771	$1,902	$1,921	$9,182

(1)	The table reflects adjustments to our goodwill from the Starwood Combination during the measurement period. See Footnote 2 “Acquisitions and Dispositions” for more information.

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotels and timeshare properties in 126 countries and territories under 30 brands at the end of the 2017 third quarter. We also develop, operate, and market residential properties and provide services to home/condominium owner associations. Under our business model, we typically manage or franchise hotels, rather than own them. We report our operations in four segments: North American Full-Service, North American Limited-Service, Asia Pacific, and Other International.
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
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in our system that do not meet standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use websites, and of our associated mobile smartphone applications, through functionality and service improvements.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Managed properties in our system continue to maintain very tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.
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
Our RevPAR statistics for the 2017 first three quarters and third quarter, and for 2017 periods compared to the corresponding 2016 periods, include Legacy-Starwood comparable properties for all periods even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Therefore, our RevPAR statistics include Legacy-Starwood properties for periods during which fees from the Legacy-Starwood properties are not included in our Income Statements. We provide these RevPAR statistics as an indicator of the performance of our brands and to allow for comparison to industry metrics, and they should not be viewed as necessarily correlating with our fee revenue. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
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
Business Trends
Our 2017 first three quarters results reflected a year-over-year increase in the number of properties in our system, including those from the Starwood Combination, favorable demand for our brands in many markets around the world, and slow but steady economic growth. For the three months ended September 30, 2017, comparable worldwide systemwide RevPAR increased 2.1 percent to $120.22, ADR increased 0.7 percent on a constant dollar basis to $157.02, and occupancy increased 1.1 percentage points to 76.6 percent, compared to the same period a year ago. For the nine months ended September 30, 2017, comparable worldwide systemwide RevPAR increased 2.6 percent to $115.99, ADR increased 0.9 percent on a constant dollar basis to $156.96, and occupancy increased 1.2 percentage points to 73.9 percent, compared to the same period a year ago.
In North America, RevPAR increased in the 2017 first three quarters, partially driven by higher demand in Washington, D.C. and growth in transient leisure business. RevPAR was somewhat enhanced by increased demand in impacted areas following the September hurricanes in Florida and Texas. RevPAR growth was constrained in certain markets by new lodging supply and only moderate GDP growth.
Our Europe region experienced higher demand in the 2017 first three quarters, led by strong transient business in most countries. In our Asia Pacific region in the 2017 first three quarters, RevPAR growth was strong in Greater China, India, and Indonesia with strong leisure demand. In our Middle East and Africa region, demand continued to be impacted by geopolitical instability, political sanctions on Qatar, and lower oil prices, offset by favorable results in South Africa. Growth in the Caribbean and Latin America regions reflected strength in Mexico and improving leisure demand in the Caribbean, but was partially constrained by weak economic conditions in many markets in South America. In September 2017, several managed and franchised Caribbean hotels closed due to significant damage from hurricanes in the region.
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
In the 2017 first three quarters compared to the 2016 first three quarters, worldwide company-operated house profit margins at comparable properties, including comparable Legacy-Starwood properties, increased by 70 basis points, and worldwide comparable house profit per available room (“HP-PAR”) increased by 4.2 percent on a constant U.S. dollar basis, reflecting improved productivity, solid cost controls and procurement savings, higher occupancy, and rate increases. North American company-operated house profit margins increased by 20 basis points, and HP-PAR increased by 1.4 percent. International company-operated house profit margins increased by 130 basis points, and HP-PAR increased by 8.3 percent.
System Growth and Pipeline
During the 2017 first three quarters, we added 341 properties (55,528 rooms) while 56 properties (10,166 rooms) exited our system, increasing our total properties to 6,401 (1,239,221 rooms). Approximately 37 percent of added rooms are located outside North America, and 16 percent of the room additions are conversions from competitor brands.
Since the end of the 2016 third quarter, we added 457 properties (77,571 rooms) while 66 properties (12,616 rooms) exited our system.
At the end of the 2017 third quarter, we had 450,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and roughly 41,000 hotel rooms approved for development but not yet under signed contracts. More than half of the rooms in our development pipeline are outside North America.

Properties and Rooms
At September 30, 2017, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	421	187,073	660	193,112	11	6,607	—	—	1,092	386,792
North American Limited-Service	414	65,306	3,138	359,988	20	3,006	25	4,423	3,597	432,723
Asia Pacific	521	158,085	87	24,650	4	953	—	—	612	183,688
Other International	519	121,012	364	71,962	33	9,071	96	12,086	1,012	214,131

Timeshare	—	—	88	21,887	—	—	—	—	88	21,887
Total	1,875	531,476	4,337	671,599	68	19,637	121	16,509	6,401	1,239,221

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.
Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties, including Legacy-Starwood comparable properties even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016		Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016
JW Marriott	$149.62	(2.9)%	75.4%	(1.0)%	pts.	$198.35	(1.5)%
The Ritz-Carlton	$242.43	1.8%	73.4%	—%	pts.	$330.37	1.8%
W Hotels	$241.20	(3.3)%	84.6%	(0.6)%	pts.	$284.93	(2.6)%
Composite North American Luxury (1)	$229.18	(0.9)%	77.9%	(0.6)%	pts.	$294.09	(0.1)%
Marriott Hotels	$145.20	(0.8)%	78.1%	—%	pts.	$185.79	(0.8)%
Sheraton	$156.57	(0.5)%	80.1%	(0.6)%	pts.	$195.55	0.3%
Westin	$179.58	(0.8)%	80.6%	(0.5)%	pts.	$222.86	(0.2)%
Composite North American Upper Upscale (2)	$150.81	(0.4)%	78.7%	(0.2)%	pts.	$191.62	(0.1)%
North American Full-Service (3)	$164.62	(0.6)%	78.6%	(0.3)%	pts.	$209.52	(0.2)%
Courtyard	$105.21	(0.5)%	75.6%	—%	pts.	$139.10	(0.5)%
Residence Inn	$130.82	(0.8)%	83.8%	—%	pts.	$156.16	(0.8)%
Composite North American Limited-Service (4)	$110.81	(0.5)%	78.0%	(0.1)%	pts.	$142.07	(0.3)%
North American - All (5)	$147.91	(0.5)%	78.4%	(0.2)%	pts.	$188.69	(0.2)%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016		Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016
JW Marriott	$157.22	(0.7)%	76.8%	(0.4)%	pts.	$204.83	(0.1)%
The Ritz-Carlton	$242.43	1.8%	73.4%	—%	pts.	$330.37	1.8%
W Hotels	$241.20	(3.3)%	84.6%	(0.6)%	pts.	$284.93	(2.6)%
Composite North American Luxury (1)	$220.67	(0.2)%	78.2%	(0.3)%	pts.	$282.23	0.2%
Marriott Hotels	$128.24	(0.3)%	75.1%	(0.5)%	pts.	$170.87	0.4%
Sheraton	$123.23	(0.9)%	77.4%	(0.8)%	pts.	$159.29	0.1%
Westin	$162.47	(0.4)%	80.0%	(1.1)%	pts.	$203.02	0.9%
Composite North American Upper Upscale (2)	$134.65	(0.3)%	76.7%	(0.6)%	pts.	$175.53	0.5%
North American Full-Service (3)	$143.65	(0.3)%	76.9%	(0.6)%	pts.	$186.88	0.5%
Courtyard	$108.12	0.8%	76.9%	0.5%	pts.	$140.53	0.1%
Residence Inn	$125.47	0.4%	83.6%	—%	pts.	$150.14	0.4%
Fairfield Inn & Suites	$89.87	2.5%	77.2%	1.7%	pts.	$116.37	0.3%
Composite North American Limited-Service (4)	$105.89	1.2%	79.0%	0.5%	pts.	$134.10	0.6%
North American - All (5)	$122.69	0.4%	78.0%	—%	pts.	$157.23	0.4%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Delta Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, TownePlace Suites, and AC Hotels by Marriott. Systemwide also includes Aloft Hotels and Element Hotels.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016		Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016
Greater China	$92.60	10.6%	75.1%	6.6%	pts.	$123.30	0.9%
Rest of Asia Pacific	$119.30	6.2%	77.0%	3.5%	pts.	$154.99	1.4%
Asia Pacific	$102.03	8.7%	75.8%	5.5%	pts.	$134.67	0.8%
Caribbean & Latin America	$109.80	—%	63.8%	1.7%	pts.	$172.08	(2.6)%
Europe	$172.62	8.0%	79.9%	3.0%	pts.	$216.16	3.9%
Middle East & Africa	$84.98	(0.7)%	62.9%	0.9%	pts.	$135.13	(2.2)%
Other International (1)	$131.58	4.8%	71.2%	2.1%	pts.	$184.69	1.7%
International - All (2)	$116.77	6.5%	73.5%	3.8%	pts.	$158.85	1.0%
Worldwide (3)	$132.65	2.4%	76.0%	1.7%	pts.	$174.54	—%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016	Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016		Three Months Ended September 30, 2017	Change vs. Three Months Ended September 30, 2016
Greater China	$92.38	10.6%	74.3%	6.6%	pts.	$124.33	0.8%
Rest of Asia Pacific	$120.83	5.3%	76.0%	2.5%	pts.	$159.00	1.8%
Asia Pacific	$104.50	7.9%	75.0%	4.8%	pts.	$139.29	1.0%
Caribbean & Latin America	$90.89	1.9%	62.6%	1.9%	pts.	$145.10	(1.2)%
Europe	$153.25	8.7%	79.0%	3.7%	pts.	$194.03	3.7%
Middle East & Africa	$82.23	(0.3)%	62.9%	1.1%	pts.	$130.70	(2.1)%
Other International (1)	$121.56	5.9%	71.3%	2.6%	pts.	$170.42	2.0%
International - All (2)	$114.12	6.7%	72.9%	3.6%	pts.	$156.46	1.5%
Worldwide (3)	$120.22	2.1%	76.6%	1.1%	pts.	$157.02	0.7%

(1)	Includes Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes Asia Pacific and Other International.

(3)	Includes North American - All and International - All.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016
JW Marriott	$176.63	2.5%	77.6%	1.0%	pts.	$227.64	1.2%
The Ritz-Carlton	$260.23	4.0%	74.6%	1.4%	pts.	$348.69	2.0%
W Hotels	$241.42	(1.1)%	82.5%	—%	pts.	$292.55	(1.0)%
Composite North American Luxury (1)	$243.40	2.0%	78.3%	0.9%	pts.	$310.99	0.8%
Marriott Hotels	$147.52	1.3%	77.4%	0.7%	pts.	$190.72	0.4%
Sheraton	$150.62	2.1%	78.1%	—%	pts.	$192.81	2.1%
Westin	$175.28	1.4%	78.2%	(0.2)%	pts.	$224.07	1.8%
Composite North American Upper Upscale (2)	$150.48	1.7%	77.3%	0.3%	pts.	$194.79	1.3%
North American Full-Service (3)	$166.86	1.8%	77.4%	0.4%	pts.	$215.49	1.2%
Courtyard	$104.04	—%	74.0%	(0.3)%	pts.	$140.62	0.4%
Residence Inn	$127.37	2.5%	81.0%	1.0%	pts.	$157.18	1.3%
Composite North American Limited-Service (4)	$109.32	0.9%	76.2%	—%	pts.	$143.55	0.9%
North American - All (5)	$148.99	1.6%	77.0%	0.3%	pts.	$193.40	1.2%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016
JW Marriott	$177.45	2.8%	78.2%	0.9%	pts.	$227.03	1.6%
The Ritz-Carlton	$260.23	4.0%	74.6%	1.4%	pts.	$348.69	2.0%
W Hotels	$241.42	(1.1)%	82.5%	—%	pts.	$292.55	(1.0)%
Composite North American Luxury (1)	$231.91	2.3%	78.1%	0.9%	pts.	$297.12	1.0%
Marriott Hotels	$128.64	0.9%	74.0%	0.1%	pts.	$173.79	0.7%
Sheraton	$117.14	0.9%	74.4%	(0.1)%	pts.	$157.40	1.1%
Westin	$161.25	1.7%	78.0%	(0.3)%	pts.	$206.73	2.1%
Composite North American Upper Upscale (2)	$133.53	1.4%	75.0%	0.1%	pts.	$178.02	1.3%
North American Full-Service (3)	$143.82	1.5%	75.3%	0.2%	pts.	$190.94	1.3%
Courtyard	$104.03	0.7%	74.4%	0.2%	pts.	$139.85	0.4%
Residence Inn	$118.64	1.4%	80.4%	—%	pts.	$147.62	1.4%
Fairfield Inn & Suites	$82.86	2.8%	72.8%	1.4%	pts.	$113.84	0.8%
Composite North American Limited-Service (4)	$100.33	1.4%	75.8%	0.4%	pts.	$132.44	0.9%
North American - All (5)	$119.67	1.5%	75.6%	0.3%	pts.	$158.38	1.1%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance Hotels, Autograph Collection Hotels, Delta Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, TownePlace Suites, and AC Hotels by Marriott. Systemwide also includes Aloft Hotels and Element Hotels.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016
Greater China	$87.22	8.2%	70.5%	6.7%	pts.	$123.64	(2.1)%
Rest of Asia Pacific	$116.18	6.2%	75.0%	3.5%	pts.	$155.00	1.2%
Asia Pacific	$97.45	7.3%	72.1%	5.6%	pts.	$135.16	(1.0)%
Caribbean & Latin America	$127.04	3.0%	65.7%	2.3%	pts.	$193.34	(0.6)%
Europe	$141.85	7.3%	74.1%	2.2%	pts.	$191.47	4.0%
Middle East & Africa	$100.74	0.2%	64.4%	1.3%	pts.	$156.44	(1.8)%
Other International (1)	$125.08	4.5%	69.3%	2.0%	pts.	$180.52	1.5%
International - All (2)	$111.22	5.7%	70.7%	3.8%	pts.	$157.32	0.1%
Worldwide (3)	$130.49	3.3%	73.9%	2.0%	pts.	$176.50	0.5%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2017	Change vs. Nine Months Ended September 30, 2016
Greater China	$87.34	8.4%	70.0%	6.7%	pts.	$124.80	(2.1)%
Rest of Asia Pacific	$115.61	5.0%	74.2%	2.6%	pts.	$155.72	1.2%
Asia Pacific	$99.39	6.7%	71.8%	5.0%	pts.	$138.42	(0.7)%
Caribbean & Latin America	$102.72	3.4%	63.9%	1.9%	pts.	$160.73	0.3%
Europe	$124.53	7.9%	72.0%	3.1%	pts.	$173.07	3.3%
Middle East & Africa	$96.97	0.5%	64.3%	1.5%	pts.	$150.86	(1.8)%
Other International (1)	$112.71	5.3%	68.2%	2.4%	pts.	$165.18	1.6%
International - All (2)	$106.90	5.9%	69.8%	3.5%	pts.	$153.17	0.5%
Worldwide (3)	$115.99	2.6%	73.9%	1.2%	pts.	$156.96	0.9%

(1)	Includes Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes Asia Pacific and Other International.

(3)	Includes North American - All and International - All.
CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2017 third quarter compared to the 2016 third quarter and the 2017 first three quarters compared to the 2016 first three quarters. In accordance with GAAP, our Income Statements include Legacy-Starwood’s results of operations from the Merger Date. All references to the effect of the Starwood Combination on our 2017 third quarter and 2017 first three quarters results refer to the incremental amounts contributed by Legacy-Starwood operations over the effect of Legacy-Starwood operations on our results for the eight-day period from the Merger Date through September 30, 2016.
Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Base management fees	$269	$180	$89	49%	$818	$538	$280	52%
Franchise fees	426	290	136	47%	1,207	813	394	48%
Incentive management fees	136	81	55	68%	437	276	161	58%
	$831	$551	$280	51%	$2,462	$1,627	$835	51%

Third Quarter. The $89 million increase in base management fees primarily reflected $86 million from the Starwood Combination and $4 million from Legacy-Marriott RevPAR and unit growth.
The $136 million increase in franchise fees primarily reflected $109 million from the Starwood Combination, $17 million from Legacy-Marriott unit growth, $7 million of higher Legacy-Marriott branding fees, and $3 million from Legacy-Marriott RevPAR growth.
The $55 million increase in incentive management fees primarily reflected $56 million from the Starwood Combination.
In the 2017 third quarter, we earned incentive management fees from 64 percent of our managed properties. In North America, we earned incentive management fees from 55 percent of our managed properties, and outside North America, we earned incentive management fees from 72 percent of our managed properties. In addition, 64 percent of our incentive management fees were earned at properties outside of North America.
First Three Quarters. The $280 million increase in base management fees primarily reflected $269 million from the Starwood Combination and $14 million from Legacy-Marriott RevPAR and unit growth, partially offset by $3 million from Legacy-Marriott net unfavorable foreign exchange rates.
The $394 million increase in franchise fees primarily reflected $320 million from the Starwood Combination, $45 million from Legacy-Marriott unit growth, $12 million from Legacy-Marriott RevPAR growth, $11 million of higher Legacy-Marriott branding fees, and $7 million of higher Legacy-Marriott relicensing fees.
The $161 million increase in incentive management fees primarily reflected $158 million from the Starwood Combination.
In the 2017 first three quarters, we earned incentive management fees from 70 percent of our managed properties. In North America, we earned incentive management fees from 61 percent of our managed properties, and outside North America, we earned incentive management fees from 78 percent of our managed properties. In addition, 60 percent of our incentive management fees were earned at properties outside of North America.
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Owned, leased, and other revenue	$452	$239	$213	89%	$1,349	$650	$699	108%
Owned, leased, and other - direct expenses	356	194	162	84%	1,069	533	536	101%
	$96	$45	$51	113%	$280	$117	$163	139%
Third Quarter. Owned, leased, and other revenue, net of direct expenses increased by $51 million, primarily due to $62 million from the Starwood Combination, partially offset by $9 million of net lower Legacy-Marriott owned and leased profits, primarily driven by lower RevPAR in Brazil and properties under renovation.
First Three Quarters. Owned, leased, and other revenue, net of direct expenses increased by $163 million, primarily due to $166 million from the Starwood Combination and $5 million of business interruption insurance proceeds, partially offset by $4 million of net lower Legacy-Marriott owned and leased profits, primarily driven by lower RevPAR in Brazil and properties under renovation.
Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Cost reimbursements revenue	$4,380	$3,152	$1,228	39%	$13,208	$9,339	$3,869	41%
Reimbursed costs	4,380	3,152	1,228	39%	13,208	9,339	3,869	41%

The increases in cost reimbursements revenue and reimbursed costs for the third quarter and first three quarters primarily reflected the Starwood Combination, loyalty program activity, and growth across our system.
Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Depreciation, amortization, and other	$68	$36	$32	89%	$218	$97	$121	125%
General, administrative, and other	199	161	38	24%	635	470	165	35%
Merger-related costs and charges	28	228	(200)	(88)%	100	250	(150)	(60)%
Third Quarter. Depreciation, amortization, and other expenses increased by $32 million, primarily reflecting depreciation and amortization on assets acquired in the Starwood Combination.
General, administrative, and other expenses increased by $38 million, primarily due to the Starwood Combination.
Merger-related costs and charges decreased by $200 million. For more information, see Footnote 3 “Merger-related costs and charges.”
First Three Quarters. Depreciation, amortization, and other expenses increased by $121 million, primarily reflecting depreciation and amortization on assets acquired in the Starwood Combination.
General, administrative, and other expenses increased by $165 million, primarily due to the Starwood Combination, $12 million of higher development expenses, and $4 million from net unfavorable foreign exchange rates.
Merger-related costs and charges decreased by $150 million. For more information, see Footnote 3 “Merger-related costs and charges.”
Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Gains and other income, net	$6	$3	$3	100%	$31	$3	$28	933%
Interest expense	(73)	(55)	18	33%	(216)	(159)	57	36%
Interest income	9	9	—	—%	24	22	2	9%
Equity in earnings	6	3	3	100%	29	8	21	263%
Third Quarter. Interest expense increased by $18 million, primarily due to an increase in debt as a result of the Starwood Combination and higher commercial paper borrowings, partially offset by $5 million of lower interest expense due to the maturity of Series I Notes in the 2017 second quarter.
First Three Quarters. Gains and other income, net increased by $28 million, primarily due to the gain on the sale of a North American Full-Service hotel in the 2017 second quarter.
Interest expense increased by $57 million, primarily due to an increase in debt as a result of the Starwood Combination, higher commercial paper borrowings, and higher interest on Senior Notes issuances net of maturities, partially offset by a $13 million favorable variance to the bridge term loan facility commitment costs that we incurred in 2016.
Interest income increased by $2 million, primarily due to issuances of new loans, partially offset by $6 million lower interest income on a repaid loan.
Equity in earnings increased by $21 million, primarily due to the Starwood Combination.

Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Provision for income taxes	$(188)	$(61)	$127	208%	$(486)	$(265)	$221	83%
Third Quarter. Provision for income taxes increased by $127 million, primarily due to the Starwood Combination ($164 million), partially offset by tax benefits related to the change in jurisdictional mix of earnings ($27 million), and the adoption of ASU 2016-09 ($6 million).
First Three Quarters. Provision for income taxes increased by $221 million, primarily due to the Starwood Combination ($315 million), an unfavorable comparison to the 2016 release of a valuation allowance ($15 million), and the gain on sale of a North American Full-Service hotel ($9 million). The increase was partially offset by a tax benefit from the adoption of ASU 2016-09 ($62 million), a change in the jurisdictional mix of earnings ($36 million), and the release of a tax reserve due to a favorable settlement of an uncertain tax position ($12 million).
BUSINESS SEGMENTS
The following discussion presents our analysis of the operating results of our reportable business segments for the 2017 third quarter compared to the 2016 third quarter and the 2017 first three quarters compared to the 2016 first three quarters. References to the effect of the Starwood Combination on our 2017 third quarter and 2017 first three quarters results refer to amounts contributed by Legacy-Starwood operations in 2017, as we did not allocate any Legacy-Starwood results to our segments for the eight days ended September 30, 2016. See Footnote 11 “Business Segments” for other information about each segment, including a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2016 third quarter, across our North American Full-Service segment, we added 53 properties (14,156 rooms), and nine properties (1,729 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Segment revenues	$3,436	$2,222	$1,214	55%	$10,631	$6,903	$3,728	54%
Segment profits	$258	$148	$110	74%	$879	$506	$373	74%
Third Quarter. North American Full-Service segment profits increased by $110 million, primarily due to the following changes:

•	$97 million of higher base management and franchise fees, primarily reflecting $98 million from the Starwood Combination;

•
$8 million of higher incentive management fees, primarily driven by $14 million from the Starwood Combination, partially offset by $4 million of lower Legacy-Marriott fees due to lower net house profits at several managed hotels;

•	$19 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $20 million from the Starwood Combination; and

•	$12 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $2,996 million in the 2017 third quarter, compared to $1,991 million in the 2016 third quarter.

First Three Quarters. North American Full-Service segment profits increased by $373 million, primarily due to the following changes:

•
$285 million of higher base management and franchise fees, primarily reflecting $286 million from the Starwood Combination, $10 million of higher Legacy-Marriott unit growth, and $3 million of stronger RevPAR at Legacy-Marriott hotels, partially offset by $12 million of lower Legacy-Marriott residential branding fees;

•	$33 million of higher incentive management fees, primarily driven by $32 million from the Starwood Combination;

•
$74 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $69 million from the Starwood Combination and $5 million of business interruption insurance proceeds;

•	$42 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination;

•	$8 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination;

•	$22 million of higher gains and other income, net, primarily due to the gain on sale of a North American Full-Service hotel in the 2017 second quarter; and

•	$10 million of higher equity in earnings, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $9,196 million in the 2017 first three quarters, compared to $6,149 million in the 2016 first three quarters.
North American Limited-Service
Since the end of the 2016 third quarter, across our North American Limited-Service segment, we added 259 properties (31,478 rooms), and 23 properties (2,507 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Segment revenues	$1,061	$936	$125	13%	$3,017	$2,675	$342	13%
Segment profits	$228	$193	$35	18%	$629	$539	$90	17%
Third Quarter. North American Limited-Service segment profits increased by $35 million, primarily due to $33 million of higher base management and franchise fees driven by $16 million from the Starwood Combination and $11 million from higher Legacy-Marriott unit growth.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $787 million in the 2017 third quarter, compared to $701 million in the 2016 third quarter.
First Three Quarters. North American Limited-Service segment profits increased by $90 million, primarily due to the following changes:

•
$95 million of higher base management and franchise fees, primarily reflecting $47 million from the Starwood Combination, $31 million from higher Legacy-Marriott unit growth, $9 million of higher Legacy-Marriott relicensing fees, and $5 million from Legacy-Marriott RevPAR growth;

•	$6 million of lower incentive management fees, primarily driven by lower net house profits at a few Legacy-Marriott portfolios of managed hotels; and

•	$5 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination.

Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $2,254 million in the 2017 first three quarters, compared to $2,011 million in the 2016 first three quarters.
Asia Pacific
Since the end of the 2016 third quarter, across our Asia Pacific segment, we added 70 properties (18,477 rooms), and 11 properties (4,336 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Segment revenues	$337	$141	$196	139%	$968	$428	$540	126%
Segment profits	$88	$24	$64	267%	$237	$78	$159	204%
Third Quarter. Asia Pacific segment profits increased by $64 million, primarily due to the following changes:

•
$38 million of higher base management and franchise fees, primarily due to $30 million from the Starwood Combination, $4 million of higher Legacy-Marriott residential branding fees, and $3 million from Legacy-Marriott RevPAR and unit growth;

•	$30 million of higher incentive management fees, primarily due to $27 million from the Starwood Combination;

•	$9 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to the Starwood Combination;

•	$5 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination; and

•	$10 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Asia Pacific segment properties totaled $174 million in the 2017 third quarter, compared to $77 million in the 2016 third quarter.
First Three Quarters. Asia Pacific segment profits increased by $159 million, primarily due to the following changes:

•
$100 million of higher base management and franchise fees, primarily due to $85 million from the Starwood Combination, $8 million of higher Legacy-Marriott branding fees, and $7 million from Legacy-Marriott RevPAR and unit growth;

•
$85 million of higher incentive management fees, primarily due to $76 million from the Starwood Combination and $8 million from higher net house profits and unit growth at Legacy-Marriott managed hotels;

•	$22 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to $25 million from the Starwood Combination;

•	$22 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination;

•	$33 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination; and

•	$7 million of higher equity in earnings, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Asia Pacific segment properties totaled $509 million in the 2017 first three quarters, compared to $238 million in the 2016 first three quarters.

Other International
Since the end of the 2016 third quarter, across our Other International regions, we added 71 properties (12,624 rooms), and 22 properties (3,528 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2017	September 30, 2016	Change 2017 vs. 2016		September 30, 2017	September 30, 2016	Change 2017 vs. 2016
Segment revenues	$688	$404	$284	70%	$1,966	$1,244	$722	58%
Segment profits	$120	$43	$77	179%	$304	$139	$165	119%
Third Quarter. Other International profits increased by $77 million, primarily due to the following changes:

•	$41 million of higher base management and franchise fees, primarily due to $37 million from the Starwood Combination and $5 million from Legacy-Marriott RevPAR and unit growth;

•	$22 million of higher incentive management fees, primarily due to $19 million from the Starwood Combination;

•
$28 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $34 million from the Starwood Combination, partially offset by lower Legacy-Marriott profits due to properties under renovation in Europe ($4 million) and lower RevPAR in Brazil ($4 million);

•	$10 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination;

•	$12 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination; and

•	$8 million of higher gains and other income, net, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Other International properties totaled $378 million in the 2017 third quarter, compared to $252 million in the 2016 third quarter.
First Three Quarters. Other International profits increased by $165 million, primarily due to the following changes:

•
$105 million of higher base management and franchise fees, primarily due to $99 million from the Starwood Combination and $11 million from Legacy-Marriott RevPAR and unit growth, partially offset by the impact of $4 million from unfavorable foreign exchange rates;

•	$54 million of higher incentive management fees, primarily due to $54 million from the Starwood Combination;

•
$65 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $73 million from the Starwood Combination, partially offset by lower Legacy-Marriott profits due to lower RevPAR in Brazil ($6 million) and properties under renovation in Europe ($5 million);

•	$36 million of higher depreciation, amortization, and other expenses, primarily due to the Starwood Combination;

•	$35 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination; and

•	$8 million of higher gains and other income, net, primarily due to the Starwood Combination.
Cost reimbursements revenue and expenses for our Other International properties totaled $1,094 million in the 2017 first three quarters, compared to $784 million in the 2016 first three quarters.

SHARE-BASED COMPENSATION
We award: (1) restricted stock units (“RSUs”) of our common stock; (2) stock appreciation rights (“SARs”) for our common stock; (3) stock options to purchase our common stock; and (4) deferred stock units. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports. See Footnote 5 “Share-Based Compensation” for more information.
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
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (“EBITDA”), each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
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
At September 30, 2017, our available borrowing capacity amounted to $1,715 million and reflected borrowing capacity of $1,207 million under our Credit Facility and our cash balance of $508 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $2,793 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2017 third quarter, our long-term debt had a weighted average interest rate of 2.8 percent and a weighted average maturity of approximately 5.2 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2017 third quarter.
Cash and cash equivalents totaled $508 million at September 30, 2017, a decrease of $350 million from year-end 2016, reflecting cash outflows associated with the following: purchase of treasury stock ($2,105 million), dividend payments ($362 million), repayment of Series I Notes ($293 million), capital expenditures ($155 million), financing outflows for employee share-based compensation withholding taxes ($144 million), and contract acquisition costs ($129 million). The following cash inflows partially offset these cash outflows: net cash provided by operating activities ($1,916 million), proceeds from the sale of two North American Full-Service hotels ($475 million), higher commercial paper borrowings ($455 million), and loan collections, net of advances ($6 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2017 third quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $155 million in the 2017 first three quarters and $132 million in the 2016 first three quarters. The increase in capital expenditures from the 2016 first three quarters is primarily due to improvements to hotels acquired in the Starwood Combination and improvements to our worldwide systems, partially offset by lower spending at a North American Full-Service owned hotel. See our Statements of Cash Flows for information on investment spending for the 2017 first three quarters. We expect consolidated investment spending for the 2017 full year will total approximately $550 million to $650 million, including approximately $175 million for maintenance capital spending. Consolidated investment spending also includes other capital expenditures, loan advances, contract acquisition costs, acquisitions, and equity and other investments.
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
Share Repurchases
We purchased 7.8 million shares of our common stock during the 2017 third quarter, at an average price of $103.01 per share. As of September 30, 2017, 9.6 million shares remained available for repurchase under authorizations from our Board of Directors.
Dividends
Our Board of Directors declared the following quarterly cash dividends in 2017: (1) $0.30 per share declared on February 10, 2017 and paid March 31, 2017 to shareholders of record on February 24, 2017, (2) $0.33 per share declared on May 5, 2017 and paid June 30, 2017 to shareholders of record on May 19, 2017, and (3) $0.33 per share declared on August 10, 2017 and paid September 29, 2017 to shareholders of record on August 24, 2017.

Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2017 third quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2016 Form 10-K, other than those referenced below.
See the “Dispositions and Planned Dispositions” caption of Footnote 2 “Acquisitions and Dispositions” for information about changes in our future minimum operating lease obligations.
See the “Guarantees” and “Contingent Purchase Obligations” captions of Footnote 7 “Commitments and Contingencies” for information about our commitments.
See Footnote 8 “Long-Term Debt” for changes in our long-term debt balances.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2017 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these proceedings, individually and in aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.
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
Risks Relating to Our Integration of Starwood
The continued diversion of resources and management’s attention to the integration of Starwood could still adversely affect our day-to-day business. While the integration of Starwood is well underway, it places a significant burden on our management and internal resources and will continue to do so for some time. The diversion of management’s attention away from day-to-day business concerns and any difficulties we encounter as the integration process continues could adversely affect our financial results.
Some of the anticipated benefits of combining Starwood and Marriott may still not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination will result in various benefits, including, among other things, operating efficiencies. Although we have already achieved some of those anticipated benefits, others remain subject to a number of uncertainties, including whether we can continue to integrate the business of Starwood in an efficient and effective manner and whether, and on what terms, we can reach agreement with the companies that issue our branded credit cards and the timeshare companies with whom we do business to allow us to move to a single unified reservation system and loyalty platform.
The integration process could take longer than we anticipate and involve unanticipated costs. Disruptions of each legacy company’s ongoing businesses, processes, and systems could adversely affect the combined company. We also may still encounter difficulties harmonizing our different reservations and other systems and business practices as the integration process continues. As a result of these or other factors, we cannot assure you when or that we will be able to fully realize additional benefits from the Starwood Combination in the form of eliminating duplicative costs, or achieving other operating efficiencies, cost savings, or benefits.
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
The growing significance of our operations outside of the United States, including as a result of the Starwood Combination, makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. At the end of the 2017 third quarter, we operated or franchised hotels and resorts in 126 countries and territories. The properties we operate or franchise outside of the United States represented more than 36 percent of the rooms in our system at the end of the 2017 third quarter. We expect that our international operations, and resulting revenues, will continue to grow. As a result, we are increasingly exposed to the challenges and risks of doing business outside the United States, many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, otherwise disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations, and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, currency regulations, and other laws affecting dealings with certain nations; (3) limitations on our ability to repatriate non-U.S. earnings in a tax effective manner, or in some cases at all due to foreign exchange restrictions; (4) the difficulties involved in managing an organization doing business in many different countries; (5) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (6) rapid changes in government policy, political or civil unrest in the Middle East and elsewhere, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (7) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. FCPA and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons in order to receive or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. As a result of the Starwood Combination, we now have more properties in countries outside of the U.S., including in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we and, prior to the Merger Date, Starwood, maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The United States may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.
In connection with the Starwood Combination, we are currently assessing various regulatory compliance matters at several foreign Legacy-Starwood locations, including compliance with the U.S. FCPA. The results of this assessment may give rise to contingencies that could require us to accrue expenses, the amounts of which we are not able to currently estimate.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched, newly acquired, or recently announced brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy Hotels, Delta Hotels, and those we acquired as a result of the Starwood Combination, our recently announced investments in PlacePass and the joint venture with Alibaba, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other customers. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that the brands or any new programs or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as 2017 hurricanes Harvey, Irma, and Maria, that caused severe damage in Houston, the Florida Keys, Puerto Rico, the U.S. Virgin Islands, and many other Caribbean islands, the earthquake and tsunami in Japan, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of customers, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Las Vegas, Fort Lauderdale, Orlando, Barcelona, Berlin, Brussels, London, Manchester, Paris, Turkey, Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits. If a terrorist event were to involve one or more of our branded properties, demand for our hotels in particular could suffer, which would further hurt our revenues and profits.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of September 30, 2017, we had $17.9 billion of goodwill and other intangible assets, including $15.4 billion attributable to the Starwood Combination. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in customers’ perception of and the reputation of the Legacy-Starwood brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. Marriott procures on behalf of or requires our managed hotel owners to procure comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary, and require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, and floods, or terrorist acts, or liabilities that result from breaches in the security of our information systems, may result in high deductibles, low limits, or may be uninsurable or too expensive to justify obtaining insurance. As a result, we and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, and we expect substantial increases in property insurance costs in 2018 and possibly future years as a result of the severe and widespread damage caused by the 2017 Atlantic hurricane season. In addition, in the event of a substantial loss, the insurance coverage we or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of the 2017 third quarter, we acquired a significant number of those properties as part of the Starwood Combination, and such properties are subject to the risks that generally relate to investments in real property. Although we intend to sell most of our owned and leased properties over the next two years, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property. Sometimes this taking is for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income will be adversely affected.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts) Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 - July 31, 2017	2.0	$101.50	2.0	15.4
August 1, 2017 - August 31, 2017	2.5	$100.09	2.5	12.9
September 1, 2017 - September 30, 2017	3.3	$106.07	3.3	9.6

(1)
On February 11, 2016, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of September 30, 2017, 9.6 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions.

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
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016; (iii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
8th day of November, 2017

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)