Form 10-K
period 2017-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2018-02-15
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (357,437,289 shares outstanding as of February 2, 2018)	Nasdaq Global Select Market Chicago Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2017, was $31,114,327,631.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2017

Throughout this report, we refer to Marriott International, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Marriott,” or “the Company.” In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (v) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (vi) our properties, brands, or markets in our Caribbean and Latin America, Europe, and Middle East and Africa regions as “Other International,” and together with those in our Asia Pacific segment, as “International.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes to our Financial Statements that we include in the Financial Statements section of this report.
PART I
Item 1.    Business.
Corporate Structure and Business
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties. We were organized as a corporation in Delaware in 1997 and became a public company in 1998 when we were “spun off” as a separate entity by the company formerly named “Marriott International, Inc.”
We believe that our portfolio of brands, shown in the following table, is the largest and most compelling range of brands and properties of any lodging company in the world.
We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments. We provide financial information by segment and geography in Footnote 14 “Property and Equipment” and Footnote 18 “Business Segments.”
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of Marriott. Our Financial Statements and related discussions in this report include Starwood’s results of operations only from the Merger Date through year-end 2017 and reflect the financial position of our combined company at December 31, 2017 and 2016, except where we specifically state otherwise, such as certain statistics described under the caption “Performance Measures” in Part II, Item 7. We refer to our business associated with brands that were in our portfolio before the Starwood Combination as “Legacy-Marriott” and to the Starwood business and brands that we acquired as “Legacy-Starwood.” See Footnote 3 “Acquisitions and Dispositions” for more information.
Company-Operated Properties
At year-end 2017, we had 1,959 company-operated properties (554,642 rooms), which included properties under long-term management or lease agreements with property owners (management and lease agreements together, the “Operating Agreements”), properties that we own, and home and condominium communities for which we manage the related owners’ associations.
Terms of our management agreements vary, but we earn a management fee that is typically composed of a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a specified percentage of annual revenues that exceed a fixed amount. Many of our Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Many of our Operating Agreements also permit the owners to terminate the agreement if we do not meet certain performance metrics and financial returns fail to meet defined levels for a period of time and we have not cured those deficiencies. In certain circumstances, some of our management agreements allow owners to convert company-operated properties to franchised properties under our brands.
For the lodging facilities we operate, we generally are responsible for hiring, training, and supervising the managers and employees needed to operate the facilities and for purchasing supplies, and owners are required to reimburse us for those costs. We provide centralized reservation services and national advertising, marketing, and promotional services, as well as various accounting and data processing services, and owners are also required to reimburse us for those costs.
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
At year-end 2017, we had 4,432 franchised and licensed properties (685,365 rooms) and 129 unconsolidated joint venture properties (17,659 rooms).
Residential
We use or license our trademarks for the sale of residential real estate, often in conjunction with hotel development, and receive branding fees for sales of such branded residential real estate by others. Third-party owners typically construct and sell residences with limited amounts, if any, of our capital at risk. We have used or licensed our JW Marriott, The Ritz-Carlton, Ritz-Carlton Reserve, W, The Luxury Collection, St. Regis, EDITION, Bulgari, Marriott, Sheraton, Westin, Four Points, and Autograph Collection brand names and trademarks for residential real estate sales. While the worldwide residential market is very large, we believe the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make residential properties bearing our trademarks distinctive.
Seasonality
In general, business at company-operated and franchised properties fluctuates only moderately with the seasons and is relatively stable. Business at some resort properties may be seasonal depending on location.
Relationship with Major Customer
We operate 84 properties that are owned or leased by Host Hotels & Resorts, Inc. (“Host”) under long-term management agreements. In addition, Host is a partner in several partnerships that own properties that we operate under long-term management agreements. See Footnote 20 “Relationship with Major Customer” for more information.

Intellectual Property
We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names, and logos are very important to the sales and marketing of our properties and services. We believe that our brand names and other intellectual property have come to represent the highest standards of quality, care, service, and value to our customers, guests, and the traveling public. Accordingly, we register and protect our intellectual property where we deem appropriate and otherwise protect against its unauthorized use.
Brand Portfolio
We believe that our brand portfolio offers the largest and most compelling range of brands and properties in hospitality, with two overall styles of hotels -- Classic, offering time-honored hospitality for the modern traveler, and Distinctive, offering memorable experiences with a unique perspective -- each of which we group into three quality tiers: Luxury, Premium, and Select.
Luxury offers bespoke and superb amenities and services. Our Luxury hotel brands include: JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, and Bulgari.
Premium offers sophisticated and thoughtful amenities and services. Our Premium hotel brands include: Marriott Hotels, Sheraton, Westin, Renaissance, Le Méridien, Autograph Collection, Delta Hotels, Gaylord Hotels, Marriott Executive Apartments, Marriott Vacation Club, Tribute Portfolio, and Design Hotels.
Select offers smart and easy amenities and services with our longer stay brands offering amenities that mirror the comforts of home. Our Select hotel brands include: Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, TownePlace Suites, Aloft, AC Hotels by Marriott, Protea Hotels, Element, and Moxy.

Classic Luxury	Distinctive Luxury
JW Marriott offers memorable experiences crafted by awe inspiring design, warm authenticity, and an unpretentious approach to luxury.	W Hotels, a leader in the contemporary lifestyle space, provides the insider access to what’s new and next, offering a bold, provocative design.

The Ritz-Carlton is an oasis of civility with an iconic heritage that sets the standard for rare and special luxury experiences. The brand delivers legendary anticipatory service and creates exceptional experiences that leave lasting impressions.
The Luxury Collection provides unmatched value to owners of storied, luxury independent hotels.
St. Regis brings the vanguard spirit of the original hotel on 55th and Fifth to the best address in every destination. Signature rituals, such as St. Regis Butler Service, make every stay memorable.
EDITION redefines the codes of traditional luxury and combines the sophisticated design sensibility and innovation that American visionary Ian Schrager is known for with the global reach and operational expertise of Marriott.

Bulgari offers a contemporary, discriminating collection of luxury hotels in gateway cities and exclusive resort locations around the world.
Classic Premium	Distinctive Premium
Marriott Hotels, as the signature brand of Marriott International, is one of the most recognized names in the industry. Marriott Hotels continues to evolve with contemporary style and elevated design.
Renaissance, designed for spontaneous and global travelers, reflects the unique character of the neighborhood and adds a distinctly local and personalized service culture brought to life through each hotel’s engaging Navigators.

Sheraton continues to establish itself as a global hospitality brand of choice. Sheraton goes beyond, through meaningful acts of service, purposeful design, and innovative programming.	Le Méridien, inspired by its European heritage and mid-century modern design, offers a chic and sophisticated experience in some of the world’s most iconic cultural capitals and exotic resorts.

Westin has a mission to be the preeminent wellness brand in hospitality by empowering guests to enhance their well-being while traveling, which drives unmatched guest loyalty and industry-leading performance.

Autograph Collection is an evolving ensemble of strikingly independent hotels. Exactly like nothing else, each destination has been selected for its quality, bold originality, rich character, and uncommon details.

Delta Hotels is an upscale full-service brand offering an efficient and flexible operating model with a simple and seamless design.	Gaylord Hotels offers exciting convention, entertainment, and lifestyle experiences all in one place, with locations in the Nashville, Orlando, Dallas, and Washington, D.C. areas.

Marriott Executive Apartments, with its sophisticated studio, 1-, 2-, and 3-bedroom apartments in the heart of business, shopping, and entertainment districts, offer a 5-star environment designed to assure and empower the corporate executive for long stay lodging.
Tribute Portfolio gives guests access to a family of independent hotels around the world that offer captivating designs and a sense of community.
Marriott Vacation Club offers the ultimate in vacation flexibility with a deeded, points-based ownership program for resorts, hotels, safaris, and cruises.	Design Hotels represent and market a curated selection of independent hotels of which a select number participate in a distribution and loyalty partnership with SPG.
Classic Select	Distinctive Select

Courtyard has the largest distribution of properties in the Marriott portfolio. Continuing to raise the bar for frequent business travelers, its signature food and beverage concept (the Bistro) has been refreshed with crafted cocktails and elevated evening menu items.

Aloft is the next generation of hotel, using technology and design to enhance experiences and move to the pace of its guests. Aloft creates bold, open, and exciting environments that bring people together in vibrant social scenes.

Residence Inn created and defined the Extended Stay lodging category, first in North America and now globally. The brand recognizes the different needs of long stay guests and is uniquely suited to serve this significant market segment.

AC Hotels by Marriott was born from the vision of Spanish hotelier Antonio Catalan, who created a new kind of stay for a new kind of traveler who prefers fewer things, but expects them to be better than good.

Fairfield Inn & Suites has a heritage of warm hospitality, originating with Marriott's Fairfield Farm, and offers value, simplicity, and friendly service.	Element is a brand for longer stays that provides a place for healthy, active travelers to thrive - with an eco-conscious philosophy, active fitness options, and health food.

SpringHill Suites, the largest all-suites brand in the upscale tier, is a fresh take on mixing business and pleasure and getting a little bit more so guests can enjoy their time away. Lobbies are infused with West Elm decor, and most hotels offer inviting outdoor space with fire pits for social gatherings.

Moxy is a fun, vibrant, and stylish hotel designed to give guests everything they want and nothing they don’t. Its lively communal spaces and energetic crew help guests have a good time, all at a killer price.

Four Points helps the well-traveled guest to kick back and relax in a vintage modern setting. Timeless, classic details bring pleasure and balance to business on the road.
TownePlace Suites helps extended stay guests stay productive and upbeat with clever design details that give them a sense of calm and comfort.

Protea Hotels is the leading hospitality brand in Africa and boasts the highest brand awareness and largest strategic footprint among all the major hospitality brands in Africa, offering properties in primary and secondary business centers and desirable leisure destinations.

The following table shows the geographic distribution of our brands at year-end 2017:

		North America	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Luxury
JW Marriott®	Properties	26	6	4	33	12	81
	Rooms	14,484	2,075	2,708	13,234	3,228	35,729
The Ritz-Carlton®	Properties	40	13	12	30	7	102
	Rooms	11,685	3,081	3,835	7,502	1,966	28,069
W® Hotels	Properties	27	7	2	12	5	53
	Rooms	8,459	1,324	798	3,328	876	14,785
The Luxury Collection®	Properties	16	44	6	28	11	105
	Rooms	4,977	6,455	1,755	6,849	887	20,923
St. Regis®	Properties	11	6	6	17	3	43
	Rooms	2,228	839	1,562	4,359	448	9,436
EDITION®	Properties	2	1	—	1	—	4
	Rooms	567	173	—	526	—	1,266
Bulgari®	Properties	—	2	1	2	—	5
	Rooms	—	143	120	179	—	442
Premium
Marriott Hotels®	Properties	347	98	22	70	29	566
	Rooms	137,333	24,069	7,389	23,479	8,010	200,280
Sheraton®	Properties	192	62	30	122	35	441
	Rooms	73,074	16,847	10,236	46,143	9,450	155,750
Westin®	Properties	128	19	9	53	12	221
	Rooms	52,722	6,183	2,934	16,704	3,645	82,188
Renaissance® Hotels	Properties	86	36	5	33	8	168
	Rooms	28,510	8,563	1,388	12,271	2,565	53,297
Le Méridien®	Properties	22	16	27	45	2	112
	Rooms	5,006	5,292	7,530	11,630	271	29,729
Autograph Collection® Hotels	Properties	78	38	3	7	9	135
	Rooms	17,107	5,403	1,102	1,895	4,313	29,820
Delta Hotels by MarriottTM (Delta Hotels®)	Properties	49	—	—	1	—	50
	Rooms	12,373	—	—	339	—	12,712
Gaylord Hotels®	Properties	5	—	—	—	—	5
	Rooms	8,108	—	—	—	—	8,108
Marriott Executive Apartments®	Properties	—	4	7	16	2	29
	Rooms	—	358	823	2,849	240	4,270
Tribute Portfolio®	Properties	17	4	—	5	2	28
	Rooms	4,862	407	—	882	57	6,208
Select
Courtyard by Marriott® (Courtyard®)	Properties	994	56	6	48	38	1,142
	Rooms	139,326	10,427	1,279	12,076	6,298	169,406
Residence Inn by Marriott® (Residence Inn®)	Properties	750	5	3	—	2	760
	Rooms	92,637	520	301	—	249	93,707
Fairfield Inn & Suites by Marriott® (Fairfield Inn & Suites®)	Properties	895	—	—	14	10	919
	Rooms	82,699	—	—	2,268	1,467	86,434
SpringHill Suites by Marriott® (SpringHill Suites®)	Properties	388	—	—	—	—	388
	Rooms	45,946	—	—	—	—	45,946
Four Points® by Sheraton (Four Points®)	Properties	141	17	11	60	20	249
	Rooms	21,612	2,552	2,319	14,823	2,674	43,980
TownePlace Suites by Marriott® (TownePlace Suites®)	Properties	338	—	—	—	—	338
	Rooms	34,272	—	—	—	—	34,272

		North America	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Aloft® Hotels	Properties	97	6	4	24	7	138
	Rooms	14,565	1,000	1,131	5,558	1,145	23,399
AC Hotels by Marriott®	Properties	31	82	—	—	10	123
	Rooms	5,288	10,035	—	—	1,917	17,240
Protea Hotels by Marriott® (Protea Hotels®)	Properties	—	—	90	—	—	90
	Rooms	—	—	9,033	—	—	9,033
Element® Hotels	Properties	28	2	—	4	—	34
	Rooms	4,027	293	—	933	—	5,253
Moxy® Hotels	Properties	4	13	—	3	—	20
	Rooms	1,076	3,028	—	469	—	4,573
Residences and Timeshare
Residences	Properties	57	5	—	13	7	82
	Rooms	6,750	231	—	1,896	380	9,257
Timeshare	Properties	70	5	—	5	9	89
	Rooms	18,281	919	—	471	2,483	22,154
	Total Properties [1]	4,839	547	248	646	240	6,520
	Total Rooms [1]	847,974	110,217	56,243	190,663	52,569	1,257,666

(1)	Excludes Design HotelsTM properties, which participate as partner hotels in the SPG loyalty program and are available for booking through our reservation channels.
Other Activities
Credit Card Programs. In the 2017 fourth quarter, we reached new multi-year agreements to amend our relationships with JP Morgan Chase and American Express for our U.S.-issued, co-brand credit cards associated with our guest loyalty programs, Marriott Rewards and The Ritz-Carlton Rewards, and Starwood Preferred Guest (“SPG”) (which we refer to collectively as our “Loyalty Programs”). At year-end 2017, we also licensed credit card programs in Canada, United Kingdom, United Arab Emirates, and Japan. We earn license fees based on card usage, and we believe that our co-brand credit cards have contributed to the success of our Loyalty Programs and reflect the quality and value of our portfolio of brands.
Loyalty Programs, Sales and Marketing, and Reservation Systems. Our Loyalty Programs have 29 participating brands. MVW, Vistana, and other program partners also participate in one or more of our Loyalty Programs. The Loyalty Programs yield repeat guest business by rewarding frequent stays with points toward free hotel stays and other rewards, or airline miles with any of 49 participating airline programs. We believe that our Loyalty Programs generate substantial repeat business that might otherwise go to competing hotels. In 2017, Loyalty Program members purchased over 50 percent of our room nights. While we continue to run our Loyalty Programs in parallel, we encourage the linking of accounts between the Loyalty Programs, allowing instant elite status match, and enabling the transfer of points between the programs. We continue to enhance our Loyalty Program offerings and strategically market to this large and growing guest base. Our loyalty member base provides a low cost and high impact vehicle for our revenue generation efforts. See the “Loyalty Programs” caption in Footnote 2 “Summary of Significant Accounting Policies” for more information.
Marriott.com, Starwoodhotels.com, SPG.com, our international websites, and our mobile apps continued to grow significantly in 2017. Our web and mobile platforms allow for a seamless booking experience and easy enrollment in our Loyalty Programs to book our exclusive Member Rates. Our Look No Further® Best Rate Guarantee ensures best rate integrity, strengthening consumer confidence in our brand, and gives guests greater access to the same rates when they book through our various direct channels. We also continue to grow engagement levels with millions of guests through our mobile guest services - check-in, check-out, service requests, mobile key, and more - across our hotel portfolio. In 2017, we introduced mobile check-in to all Legacy-Starwood hotels globally that did not already offer the service, and we greatly expanded the number of hotels across our portfolio that offered mobile key, enabling guests to use their mobile devices as a keycard for room entry and amenity access. We also introduced mobile food ordering at selected properties, enabling guests to order food and beverages on-demand from hotel outlets. Our digital strategy continues to focus on creating a simple and efficient digital booking experience, while elevating the service experience through mobile guest services and generating superior guest satisfaction and more memorable stays at our properties.

At year-end 2017, we operated 23 hotel reservation centers, eight in the U.S. and 15 in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own two of the U.S. facilities and either lease the others or share space with a company-operated property. While pricing is set by our hotels, our reservation system manages inventory and allows us to utilize third party agents where cost effective. Economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.
We believe our global sales and revenue management organizations are a key competitive advantage due to our unrelenting focus on optimizing our investment in people, processes, and systems. Our above-property sales deployment strategy aligns our sales efforts around how the customer wants to buy, reducing duplication of efforts by individual hotels and allowing us to cover a larger number of accounts. We also utilize innovative and sophisticated revenue management systems, many of which are proprietary, which we believe provide a competitive advantage in pricing decisions, increasing efficiency and producing higher property-level revenue for hotels in our portfolio. Most of the hotels in our portfolio utilize web-based programs to effectively manage the rate set-up and modification processes which provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.
As we further discuss in Part I, Item 1A “Risk Factors” later in this report, we utilize sophisticated technology and systems in our reservation, revenue management, and property management systems, in our Loyalty Programs, and in other aspects of our business. We also make certain technologies available to our guests. Keeping pace with developments in technology is important for our operations and our competitive position. Furthermore, the integrity and protection of customer, guest, employee, and company data is critical to us as we use such data for business decisions and to maintain operational efficiency.
Sustainability and Social Impact. Guided by our 2025 Sustainability and Social Impact Goals, as well as the United Nations Sustainable Development Goals, we believe we have an opportunity to create a positive and sustainable impact wherever we do business. In 2017, we launched our new Sustainability and Social Impact Platform, Serve 360: Doing Good In Every Direction. The platform is built around four focus areas: Nurture Our World; Empower Through Opportunity; Sustainable Operations; and Welcome All and Advance Human Rights. Within each of these areas, we have identified a series of goals that we have embarked upon to show progress through 2025. Examples of these goals include commitments to volunteering, investments in our communities, reduction of our environmental impact, and human rights training.
Global Design Division. Our Global Design division provides design, development, refurbishment, and procurement services to owners and franchisees of lodging properties on a voluntary basis outside the scope of and separate from our management or franchise contracts. Like third-party contractors, Global Design provides these services on a fee basis to owners and franchisees of our branded properties.
Competition
We encounter strong competition both as a lodging operator and as a franchisor. According to lodging industry data, there are over 1,100 lodging management companies in the U.S., including approximately 20 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national and international chains that own and operate their own hotels, operate hotels on behalf of third-party owners, and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if it does not meet certain financial or performance criteria.
We also compete for guests with large companies that offer online travel services as part of their business model, search engines such as Google and Bing, and online services including Airbnb and HomeAway that allow travelers to book short-term rentals of homes and apartments as an alternative to hotel rooms. We compete against lodging operators and other competitors for guests in many areas, including brand recognition and reputation, location, guest satisfaction, room rates, quality of service, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.
During the last recession, demand for hotel rooms declined significantly, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally improved from 2010 through 2017, cost reductions could again become necessary if demand trends reverse. We would expect to implement any such efforts in a manner designed to maintain guest loyalty, owner preference, and associate satisfaction, to help maintain or increase our market share.
Affiliation with a national or regional brand is common in the U.S. lodging industry, and we believe that our brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2017, approximately 71 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the owner pays the franchisor a fee for use of its hotel name and reservation system. In the franchising business, we face many competitors that have strong brands and guest appeal, including Hilton, Intercontinental Hotels Group, Hyatt, Wyndham, Accor, Choice, Carlson Rezidor, Best Western, La Quinta, and others.
Outside the U.S., branding is much less prevalent and most markets are served primarily by independent operators, although branding is more common for new hotel development. We believe that chain affiliation will increase in many overseas markets as local economies grow, trade barriers decline, international travel accelerates, and hotel owners seek the economies of centralized reservation systems and marketing programs.
Based on lodging industry data, we have an approximately 15 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a four percent share of the hotel market outside the U.S. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong guest preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, and our emphasis on guest service and guest and associate satisfaction contribute to guest preference across all our brands.
Properties that we operate, franchise, or license are regularly upgraded to maintain their competitiveness. Most of our management agreements provide for the allocation of funds to be set aside, generally a fixed percentage of revenue, for periodic refurbishment and replacement of furnishings, fixtures, and equipment. These ongoing refurbishment programs, along with periodic brand initiatives, are generally adequate to preserve or enhance the competitive position and earning power of the properties. Properties converting to one of our brands typically complete renovations as needed in conjunction with the conversion.
Employee Relations
At year-end 2017, we had approximately 177,000 employees, approximately 23,000 of whom were represented by labor unions. We believe relations with our employees are positive.
Environmental Compliance
The properties we operate or develop are subject to national, regional, state or provincial, and local laws and regulations that govern the discharge of materials into the environment or otherwise relate to protecting the environment. Those environmental provisions include requirements that address health and safety; the use, management, and disposal of hazardous substances and wastes; and emission or discharge of wastes or other materials. We believe that our operation and development of properties complies, in all material respects, with environmental laws and regulations. Compliance with such provisions has not materially impacted our capital expenditures, earnings, or competitive position, and we do not anticipate that it will have a material impact in the future.
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
Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the U.S. Securities and Exchange Commission (the “SEC”). We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this report speak only as of the date of this report, and we undertake no obligation to update or revise any forward-looking statement, whether due to new information, future developments, or otherwise.
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
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel properties and home and apartment sharing services for guests. We operate in markets that contain many competitors. Each of our hotel brands competes with major hotel chains and home and apartment sharing services in national and international venues, and with independent companies in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our Loyalty Programs and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
Economic downturns could impact our financial results and growth. Weak economic conditions in one or more parts of the world, changes in oil prices and currency values, potential disruptions in the U.S. economy generally and the travel business in particular that might result from the U.S. administration’s changing policies in such areas as trade, travel, immigration, healthcare, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions could continue, could have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and this aspect of our business could suffer due to U.S. federal spending cuts, or government hiring restrictions and any further limitations that may result from presidential or congressional action or inaction. Because of such uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Our future financial results and growth could be further harmed or constrained if economic or these other conditions worsen.
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
Some of the anticipated benefits of combining Starwood and Marriott may still not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination will result in various benefits, including, among other things, operating efficiencies. Although we have already achieved some of those anticipated benefits, others remain subject to several uncertainties, including whether we can continue to effectively and efficiently integrate the Starwood business and whether, and on what terms, we can reach agreement with the timeshare companies with whom we do business to allow us to move to a single unified reservation system and loyalty platform.
Integration could also take longer than we anticipate and involve unexpected costs. Disruptions of each legacy company’s ongoing businesses, processes, and systems could adversely affect the combined company. We also may still encounter difficulties harmonizing our different reservations and other systems and business practices as the integration process continues. Because of these or other factors, we cannot assure you when or that we will be able to fully realize additional benefits from the Starwood Combination in the form of eliminating duplicative costs, or achieving other operating efficiencies, cost savings, or benefits.
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, or a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management agreement. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
Our lodging operations are subject to global, regional, and national conditions. Because we conduct our business on a global platform, changes in global and regional economies impact our activities. In recent years, decreases in travel resulting from weak economic conditions and the heightened travel security measures resulting from the threat of further terrorism have hurt our business. Our future performance could be similarly affected by the economic and political environment in each of our operating regions, the resulting unknown pace of both business and leisure travel, and any future incidents or changes in those regions.
The growing significance of our operations outside of the U.S. makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. At year-end 2017, approximately 36 percent of the rooms in our system were located outside of the U.S. and its territories. We expect that our international operations, and resulting revenues, will continue to grow. This increasingly exposes us to the challenges and risks of doing business outside the U.S., many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, currency regulations, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (5) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (6) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”) and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons to receive or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. Due to the Starwood Combination, we now have more properties in countries outside of the U.S., including in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we and, prior to the Merger Date, Starwood, maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.
In connection with the Starwood Combination, we are currently assessing various regulatory compliance matters at several foreign Legacy-Starwood locations, including compliance with the U.S. FCPA. The results of this assessment may give rise to contingencies that could require us to accrue expenses, the amounts of which we are not able to currently estimate.
Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our non-U.S. business are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our consolidated financial statements. As a result, changes between the foreign exchange rates and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our non-U.S. operations increases. We enter into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies in which we receive management and franchise fees, but these efforts may not be successful. These hedging agreements also do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched or newly acquired brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy, Delta Hotels, and those we acquired as a result of the Starwood Combination, our recently announced investments in PlacePass and the joint venture with Alibaba, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, and other natural disasters, such as 2017 hurricanes Harvey, Irma, and Maria, that caused severe damage in Houston, the Florida Keys, Puerto Rico, the U.S. Virgin Islands, and many other Caribbean islands, recent earthquakes, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Las Vegas, Fort Lauderdale, Orlando, Barcelona, Berlin, Brussels, London, Manchester, Paris, Turkey, Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits. If a terrorist event were to involve one or more of our branded properties, demand for our hotels in particular could suffer, which could further hurt our revenues and profits.
Disagreements with owners of hotels that we manage or franchise may result in litigation or delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for certain system initiatives and costs. Such disagreements may be more likely when hotel returns are weaker. We seek to resolve any disagreements to develop and maintain positive relations with current and potential hotel owners and joint venture partners, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
Our business depends on the quality and reputation of our company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Events that may be beyond our control could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. Many other factors also can influence our reputation and the value of our brands, including service, food quality and safety, availability and management of scarce natural resources, supply chain management, diversity, human rights, and support for local communities. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including consumer boycotts, lost sales, disruption of access to our websites and reservation systems, loss of development opportunities, or associate retention and recruiting difficulties. Any decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2017, we had $18.0 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Actions by our franchisees and licensees could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, residential, and our credit card programs. Under the terms of their agreements with us, our franchisees and licensees interact directly with guests and other third parties under our brand and trade names. If these franchisees or licensees fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data breach involving guest information; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our franchise and license agreements provide us with recourse and remedies in the event of a breach by the franchisee or licensee, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights.
Collective bargaining activity could disrupt our operations, increase our labor costs or interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels (approximately 16 percent in the U.S. and approximately 13 percent worldwide) are covered by collective bargaining agreements. If relationships with those associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts and public demonstrations. Collective bargaining agreements representing approximately half of our organized associates in the U.S. are expiring in 2018 and are in the process of being renegotiated. Labor disputes, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services.
Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by our third-party property owners and franchisees. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. Marriott requires comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, or liabilities that result from breaches in the security of our information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, and we expect substantial increases in property insurance costs in 2018 and possibly future years due to the severe and widespread damage caused by the 2017 Atlantic hurricane season. In addition, in the event of a substantial loss, the insurance coverage we or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
Development and Financing Risks
While we are predominantly a manager and franchisor of hotel properties, our hotel owners depend on capital to buy, develop, and improve hotels, and our hotel owners may be unable to access capital when necessary. Both we and current and potential hotel owners must periodically spend money to fund new hotel investments, as well as to refurbish and improve existing hotels. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners depends in large measure on capital markets and liquidity factors, over which we exert little control. Obtaining financing on attractive terms may be constrained by the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity.
Our growth strategy depends upon third-party owners/operators, and future arrangements with these third parties may be less favorable. Our growth strategy for adding lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements and franchise agreements for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future collaborations, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
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
Our development activities expose us to project cost, completion, and resale risks. We occasionally develop new hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in 2014 and 2015 in connection with our development and construction of three EDITION hotels and residences, our ongoing involvement in the development of properties presents a number of risks, including that: (1) continued weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays or cost overruns, including those due to a shortage of skilled labor, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of 2017, we acquired a significant number of those properties as part of the Starwood Combination, and such properties are subject to the risks that generally relate to investments in real property. Although we have sold several of those properties since the Merger Date and we are actively pursuing additional sales, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.

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
Investing through partnerships or joint ventures decreases our ability to manage risk. In addition to acquiring or developing hotels and resorts or acquiring companies that complement our business directly, Starwood, and to a lesser extent Marriott, has from time to time invested, and we may continue to invest, as a co-venturer. Such arrangements often have shared control over the operation of the assets. Therefore, such investments may involve risks such as the possibility that the co-venturer might become bankrupt or not have the financial resources to meet its obligations. Should a venture partner become bankrupt we could become liable for our partner’s share of the venture’s liabilities. Also, our venture partner could have economic or business interests or goals that are inconsistent with our economic or business interests or goals, take action contrary to our instructions, or make requests contrary to our policies or objectives. Further, we may be unable to act without the approval of our venture partners and, alternatively, our venture partners could take actions binding on the venture or partnership without our consent. Therefore, actions by a co-venturer might subject the assets owned by the venture or partnership to additional risk. We cannot assure you that our investments through partnerships or joint ventures will be successful despite these risks.
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. We participate, through licensing agreements or directly or through noncontrolling interests, in the development and sale of residential properties associated with our brands, including residences and condominiums under many of our luxury and premium brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including risks that (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future hotel development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership generally, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims or claims related to purchaser deposits, and the costs of resolving such claims may be significant.
Some hotel openings in our development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular the approved hotels that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
If we incur losses on loans or loan guarantees that we have made to third parties, our profits could decline. At times, we make loans for hotel development or renovation expenditures when we enter into or amend management or franchise agreements. From time to time we also provide third-party lenders with financial guarantees for the timely repayment of all or a portion of debt related to hotels that we manage or franchise, generally subject to an obligation that the owner reimburse us for any fundings. We could suffer losses if hotel owners or franchisees default on loans that we provide or fail to reimburse us for loan guarantees that we have funded.
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

Technology, Information Protection, and Privacy Risks
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management, property management, human resources and payroll systems, our Loyalty Programs, and technologies we make available to our guests and for our associates. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis, and our business could suffer if we cannot do that as quickly or effectively as our competitors or within budgeted costs and time frames. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer guests toward their websites (a practice that has been challenged by various trademark owners in federal court). Although we have successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increase the overall cost of Internet bookings for our hotels. In addition, if we fail to reach satisfactory agreements as our contracts with intermediaries come up for periodic renewal, our hotels might no longer appear on their websites and we could lose business as a result.
We are exposed to risks and costs associated with protecting the integrity and security of company employee and guest data. Our businesses process, use, and transmit large volumes of employee and guest data, including credit card numbers and other personal information in various information systems that we maintain and in systems maintained by third parties, including our owners, franchisees and licensees, as well as our service providers, in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. The integrity and protection of that guest, employee, and company data is critical to our business. If that data is inaccurate or incomplete, we could make faulty decisions.
Our guests and employees also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect their personal information. The information, security, and privacy requirements imposed by laws and governmental regulation and the requirements of the payment card industry are also increasingly demanding, in the U.S., the European Union, Asia, and other jurisdictions where we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements and employee and guest expectations, or may require significant additional investments or time to do so.
Cyber-attacks could have a disruptive effect on our business. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, operator error, or inadvertent releases of data may materially impact our information systems and records and those of our owners, franchisees, licensees, or service providers. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access or prevent authorized access to such systems have greatly increased in recent years. A significant theft, loss, loss of access to, or fraudulent use of guest, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous laws, regulations, and contractual obligations designed to protect personal information, including in the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, credit card industry security standards, and other information privacy and security standards are all applicable to us. Compliance with changes in applicable data privacy laws and regulations and contractual obligations may increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation.
Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws, or new federal laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential guests from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists were to be prohibited or otherwise restricted, our ability to develop new guests and introduce them to our products could be impaired.
Any disruption in the functioning of our reservation systems, as part of our integration of Starwood or otherwise, could adversely affect our performance and results. We manage global reservation systems that communicate reservations to our branded hotels that individuals make directly with us online, through our mobile apps, through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy and efficiency of our reservation systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation systems. In addition, the risk of disruption in the functioning of our global reservation systems could increase with the anticipated systems integration that is part of our integration of Starwood. Disruptions in or changes to our reservation systems could result in a disruption to our business and the loss of important data.
Other Risks
Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for financial reporting, taxes, healthcare, cybersecurity, privacy, climate change, and the environment. Changes to these laws, regulations, or policies, including those associated with health care, tax or financial reforms, climate change and the environment, could reduce our profits. We also anticipate that many of the jurisdictions where we do business will continue to review taxes and other revenue raising measures, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices or reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could significantly impact us, and other modifications could reduce the profits that we can effectively realize from our operations or could require costly changes to those operations or the way in which they are structured.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate. On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), which significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The 2017 Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the 2017 Tax Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the 2017 Tax Act in our Financial Statements, further regulatory or GAAP accounting guidance for the 2017 Tax Act, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate.
If we cannot attract and retain talented associates, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. A shortage of skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits.
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
We describe our company-operated properties in Part I, Item 1. “Business” earlier in this report, and under the “Properties and Rooms” caption in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe our owned and leased properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices, reservation centers, and sales offices, as well as our corporate headquarters, are in leased facilities, both domestically and internationally.
As of December 31, 2017, we owned or leased the following hotel properties:

Properties	Location	Rooms
North American Full-Service
Owned Hotels
The St. Regis, New York	New York, NY	238
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
The Tremont Chicago Hotel at Magnificent Mile	Chicago, IL	135
Le Centre Sheraton Montreal Hotel	Montreal, Canada	825
Sheraton Gateway Hotel in Toronto International Airport	Mississauga, Canada	474
Las Vegas Marriott	Las Vegas, NV	278
Leased Hotels
W New York – Times Square	New York, NY	509
Renaissance New York Times Square Hotel	New York, NY	317
Anaheim Marriott	Anaheim, CA	1,030
Kaua’i Marriott Resort	Lihue, HI	356

North American Limited-Service
Owned Hotels
Courtyard Las Vegas Convention Center	Las Vegas, NV	149
Residence Inn Las Vegas Convention Center	Las Vegas, NV	192
Leased Hotels
Albuquerque Airport Courtyard	Albuquerque, NM	150
Baltimore BWI Airport Courtyard	Linthicum, MD	149
Baton Rouge Acadian Centre/LSU Area Courtyard	Baton Rouge, LA	149
Chicago O'Hare Courtyard	Des Plaines, IL	180
Des Moines West/Clive Courtyard	Clive, IA	108
Fort Worth University Drive Courtyard	Fort Worth, TX	130
Greensboro Courtyard	Greensboro, NC	149
Indianapolis Airport Courtyard	Indianapolis, IN	151
Irvine John Wayne Airport/Orange County Courtyard	Irvine, CA	153
Louisville East Courtyard	Louisville, KY	151
Mt. Laurel Courtyard	Mt Laurel, NJ	151
Newark Liberty International Airport Courtyard	Newark, NJ	146
Orlando Airport Courtyard	Orlando, FL	149
Orlando International Drive/Convention Center Courtyard	Orlando, FL	151
Sacramento Airport Natomas Courtyard	Sacramento, CA	149
San Diego Sorrento Valley Courtyard	San Diego, CA	149
Spokane Downtown at the Convention Center Courtyard	Spokane, WA	149
St. Louis Downtown West Courtyard	St. Louis, MO	151

Properties	Location	Rooms
Asia Pacific
Owned Hotels
The Westin Denarau Island Resort	Nadi, Fiji	246
Sheraton Fiji Resort	Nadi, Fiji	297
Leased Hotels
The Ritz-Carlton, Tokyo	Tokyo, Japan	250
The St. Regis, Osaka	Osaka, Japan	160

Other International
Owned Hotels
Park Tower, A Luxury Collection Hotel, Buenos Aires	Buenos Aires, Argentina	181
Sheraton Buenos Aires Hotel & Convention Center	Buenos Aires, Argentina	740
Sheraton Grand Rio Hotel & Resort	Rio de Janeiro, Brazil	538
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Mexico City Maria Isabel Hotel	Mexico City, Mexico	755
Courtyard by Marriott Toulouse Airport	Toulouse, France	187
Courtyard by Marriott Aberdeen Airport	Aberdeen, UK	194
Courtyard by Marriott Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	264
Residence Inn Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	140
Leased Hotels
Grosvenor House, A JW Marriott Hotel	London, UK	496
The Ritz-Carlton, Berlin	Berlin, Germany	303
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
Hotel Alfonso XIII	Seville, Spain	148
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	139
African Pride Crystal Towers Hotel & Spa	Cape Town, South Africa	180
Frankfurt Marriott Hotel	Frankfurt, Germany	587
Berlin Marriott Hotel	Berlin, Germany	379
Leipzig Marriott Hotel	Leipzig, Germany	231
Heidelberg Marriott Hotel	Heidelberg, Germany	248
Sheraton Diana Majestic Hotel, Milan	Milan, Italy	105
Renaissance Düsseldorf Hotel	Düsseldorf, Germany	244
Renaissance Hamburg Hotel	Hamburg, Germany	205
Renaissance Santo Domingo Jaragua Hotel & Casino	Santo Domingo, Dominican Republic	300
African Pride 15 on Orange Hotel	Cape Town, South Africa	129
African Pride Melrose Arch	Johannesburg, South Africa	118
Protea Hotel by Marriott Cape Town Sea Point	Cape Town, South Africa	124
Protea Hotel by Marriott Midrand	Midrand, South Africa	177
Protea Hotel by Marriott Pretoria Centurion	Pretoria, South Africa	177
Protea Hotel by Marriott O R Tambo Airport	Johannesburg, South Africa	213
Protea Hotel by Marriott Roodepoort	Roodepoort, South Africa	79
Protea Hotel Fire & Ice! by Marriott Cape Town	Cape Town, South Africa	201
Protea Hotel Fire & Ice! by Marriott Johannesburg Melrose Arch	Johannesburg, South Africa	197

Item 3.	Legal Proceedings.
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

		Stock Price		Dividends Declared per Share
		High	Low
2017	First Quarter	$95.42	$81.04	$0.3000
	Second Quarter	110.51	90.00	0.3300
	Third Quarter	111.32	96.90	0.3300
	Fourth Quarter	137.60	108.31	0.3300

		Stock Price		Dividends Declared per Share
		High	Low
2016	First Quarter	$73.89	$56.43	$0.2500
	Second Quarter	70.75	60.87	0.3000
	Third Quarter	73.99	66.09	0.3000
	Fourth Quarter	86.15	65.91	0.3000
At February 2, 2018, 357,437,289 shares of our common stock were outstanding and were held by 37,663 shareholders of record. Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) and the Chicago Stock Exchange. The fiscal year-end closing price for our stock was $135.73 on December 29, 2017, and $82.68 on December 30, 2016. All prices are reported on the consolidated transaction reporting system.
Fourth Quarter 2017 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2017-October 31, 2017	2.1	$115.65	2.1	7.5
November 1, 2017-November 30, 2017	2.0	$124.30	2.0	35.5
December 1, 2017-December 31, 2017	3.3	$131.20	3.3	32.2

(1)
On February 11, 2016, we announced that our Board of Directors increased the authorization to repurchase our common stock by 25 million shares as part of an ongoing share repurchase program. As of September 30, 2017, 9.6 million shares remained available for repurchase under previous Board approved authorizations. On November 9, 2017, we announced that our Board of Directors further increased our common stock repurchase authorization by 30 million shares. At year-end 2017, 32.2 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

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

	Fiscal Year (1)
($ in millions, except per share data)	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Income Statement Data:
Revenues	$22,894	$17,072	$14,486	$13,796	$12,784	$11,814	$12,317	$11,691	$10,908	$12,879
Operating income (loss)	$2,359	$1,368	$1,350	$1,159	$988	$940	$526	$695	$(152)	$765
Income (loss) from continuing operations attributable to Marriott	$1,372	$780	$859	$753	$626	$571	$198	$458	$(346)	$359
Discontinued operations	—	—	—	—	—	—	—	—	—	3
Net income (loss) attributable to Marriott	$1,372	$780	$859	$753	$626	$571	$198	$458	$(346)	$362
Per Share Data:
Diluted earnings (losses) per share from continuing operations attributable to Marriott shareholders	$3.61	$2.64	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.97
Diluted earnings per share from discontinued operations attributable to Marriott shareholders	—	—	—	—	—	—	—	—	—	0.01
Diluted earnings (losses) per share attributable to Marriott shareholders	$3.61	$2.64	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)	$0.98
Cash dividends declared per share	$1.2900	$1.1500	$0.9500	$0.7700	$0.6400	$0.4900	$0.3875	$0.2075	$0.0866	$0.3339
Balance Sheet Data (at year-end):
Total assets (4)	$23,948	$24,140	$6,082	$6,833	$6,794	$6,342	$5,910	$8,983	$7,933	$8,903
Long-term debt (4)	7,840	8,197	3,807	3,447	3,147	2,528	1,816	2,691	2,234	2,975
Shareholders’ equity (deficit)	3,731	5,357	(3,590)	(2,200)	(1,415)	(1,285)	(781)	1,585	1,142	1,380
Other Data:
Base management fees	$1,102	$806	$698	$672	$621	$581	$602	$562	$530	$635
Franchise fees (5)	1,618	1,169	984	872	697	607	506	441	400	451
Incentive management fees	607	425	319	302	256	232	195	182	154	311
Total fees (5)	$3,327	$2,400	$2,001	$1,846	$1,574	$1,420	$1,303	$1,185	$1,084	$1,397
Fee Revenue-Source:
North America (2) (5)	$2,420	$1,857	$1,586	$1,439	$1,200	$1,074	$970	$878	$806	$1,038
Total Outside North America (3) (5)	907	543	415	407	374	346	333	307	278	359
Total fees (5)	$3,327	$2,400	$2,001	$1,846	$1,574	$1,420	$1,303	$1,185	$1,084	$1,397

(1)	In 2013, we changed to a calendar year-end reporting cycle. All fiscal years presented before 2013 included 52 weeks, except for 2008 which included 53 weeks.

(2)	Represents fee revenue from the U.S. (but not Hawaii before 2011) and Canada.

(3)	Represents fee revenue outside of North America, as defined in footnote (2) above.

(4)
In 2015, we adopted ASU No. 2015-03, which changes the presentation of debt issuance costs, and ASU No. 2015-17, which changes the classification of deferred taxes. Years before 2014 have not been adjusted for these new accounting standards.

(5)
In 2017, we reclassified branding fees for third-party residential sales and credit card licensing to the “Franchise fees” caption from the “Owned, leased, and other revenue” caption on our Income Statements. We reclassified prior period amounts through 2013 to conform to our current presentation. We did not reclassify amounts for years before 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 127 countries and territories under 30 brand names. Under our business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. In the Middle East and Asia, incentive fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.
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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). Our brands remain strong due to our skilled management teams, dedicated associates, superior guest service with an emphasis on guest and associate satisfaction, significant distribution, our Loyalty Programs, multichannel reservation systems, and desirable property amenities. We strive to effectively leverage our size and broad distribution.
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
Our RevPAR statistics for 2017, 2016, and 2015, include Legacy-Starwood comparable properties for each of the full years even though Marriott did not own the Legacy-Starwood brands before the Merger Date. Therefore, our RevPAR statistics include Legacy-Starwood properties for periods during which fees from the Legacy-Starwood properties are not included in our Income Statements. We provide these RevPAR statistics as an indicator of the performance of our brands and to allow for comparison to industry metrics, and they should not be viewed as necessarily correlating with our fee revenue. For the properties located in countries that use currencies other than the U.S. dollar, the comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties, including those that we acquired through the Starwood Combination, that were open and operating under one of our Legacy-Marriott or Legacy-Starwood brands since the beginning of the last full calendar year (since January 1, 2016 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. For 2017 compared to 2016, we had 3,883 comparable North American properties and 1,030 comparable International properties. For 2016 compared to 2015, we had 3,698 comparable North American properties (including 483 Legacy-Starwood properties) and 965 comparable International properties (including 506 Legacy-Starwood properties).
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
Business Trends
Our 2017 full-year results reflected a year-over-year increase in the number of properties in our system, including those from the Starwood Combination, favorable demand for our brands in many markets around the world, and slow but steady economic growth. Comparable worldwide systemwide RevPAR for 2017 increased 3.1 percent to $115.02, ADR increased 1.2 percent on a constant dollar basis to $157.12, and occupancy increased 1.4 percentage points to 73.2 percent, compared to 2016.
In North America, RevPAR increased in 2017, partially driven by higher demand in Washington, D.C., growth in transient leisure business, and favorable citywide events and group business in the fourth quarter. RevPAR was somewhat enhanced by increased demand in impacted areas following the September hurricanes in Florida and Texas. RevPAR growth was constrained in certain markets by new lodging supply and only moderate GDP growth.
In our Asia Pacific segment in 2017, RevPAR growth was strong in Greater China, reflecting improved performance in key markets, as well as in India and Thailand. Our Europe region experienced higher demand in 2017, led by strong transient business in most countries. In our Middle East and Africa region, demand continued to be impacted by geopolitical instability, political sanctions on Qatar, and lower oil prices, offset by favorable results in South Africa. Growth in the Caribbean and Latin America regions reflected strength in Mexico and improving leisure demand in the Caribbean, but was partially constrained by weak, but improving, economic conditions in many markets in South America. Nine managed and franchised Caribbean hotels remained closed at year-end 2017 due to significant damage from hurricanes in the region, and we anticipate that two to four of these properties will resume operations in 2018.
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
In 2017 compared to 2016 at comparable properties, worldwide company-operated house profit margins increased by 80 basis points and worldwide company-operated house profit per available room (“HP-PAR”) increased by 5.4 percent on a constant U.S. dollar basis, reflecting higher RevPAR, improved productivity, and procurement and synergy savings. North American company-operated house profit margins increased by 40 basis points, and HP-PAR increased by 2.8 percent. International company-operated house profit margins increased by 130 basis points, and HP-PAR increased by 8.9 percent.
In the 2017 fourth quarter, we reached new multi-year agreements to amend our relationships with JP Morgan Chase and American Express for our U.S.-issued, co-brand credit cards associated with our Loyalty Programs. We expect that these agreements will have a favorable impact on our total revenues beginning in 2018.
System Growth and Pipeline
In 2017, we added 473 properties with 76,589 rooms. Approximately 39 percent of the added rooms are located outside North America, and 14 percent are conversions from competitor brands. In 2017, 69 properties (12,952 rooms) exited our system.
Our global pipeline grew to a record 460,000 rooms at year-end 2017, with over half located outside of North America. The pipeline includes hotel rooms under construction and under signed contracts, and nearly 34,000 hotel rooms approved for development but not yet under signed contracts. In 2017, we signed more than 750 management and franchise agreements for new hotels, representing nearly 125,000 rooms. Of those room signings, nearly 80 percent were in the industry’s three highest-quality tiers -- luxury, upper upscale, and upscale -- which drive significant revenue per available room and fee revenue. Contracts signed in 2017 also reflected the growing demand for select service hotels worldwide, with a record 578 contracts signed for our classic select and distinctive select brands, of which 420 are for hotels in North America and 158 are for hotels located outside of North America.
In 2018, we expect the number of our open hotel rooms will increase approximately 7 percent gross, while room exits will total 1 to 1.5 percent.
Properties and Rooms
At year-end 2017, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	423	187,814	670	195,196	10	5,235	—	—	1,103	388,245
North American Limited-Service	404	63,807	3,211	369,347	20	3,006	31	5,288	3,666	441,448
Asia Pacific	545	163,437	92	25,802	4	953	—	—	641	190,192
Other International	520	121,315	370	72,866	33	9,075	98	12,371	1,021	215,627

Timeshare	—	—	89	22,154	—	—	—	—	89	22,154
Total	1,892	536,373	4,432	685,365	67	18,269	129	17,659	6,520	1,257,666

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.

Segment and Brand Statistics
The following brand statistics present RevPAR, occupancy, and ADR for comparable properties 2017, 2017 compared to 2016, 2016, and 2016 compared to 2015, including Legacy-Starwood comparable properties for the full years even though Marriott did not own the Legacy-Starwood brands before the Starwood Combination. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.
2017 Compared to 2016

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	2017	Change vs. 2016	2017	Change vs. 2016		2017	Change vs. 2016
JW Marriott	$171.94	2.5%	76.3%	1.1%	pts.	$225.46	1.0%
The Ritz-Carlton	$264.45	4.9%	74.4%	2.2%	pts.	$355.44	1.8%
W Hotels	$244.44	(0.7)%	82.2%	—%	pts.	$297.52	(0.7)%
Composite North American Luxury (1)	$244.19	2.5%	77.5%	1.1%	pts.	$314.90	1.0%
Marriott Hotels	$146.14	2.3%	76.1%	1.1%	pts.	$192.09	0.9%
Sheraton	$150.75	2.4%	77.3%	0.3%	pts.	$195.10	2.0%
Westin	$173.29	1.4%	77.0%	(0.2)%	pts.	$224.99	1.6%
Composite North American Upper Upscale (2)	$149.68	2.3%	76.2%	0.6%	pts.	$196.46	1.5%
North American Full-Service (3)	$166.28	2.4%	76.4%	0.7%	pts.	$217.56	1.4%
Courtyard	$103.27	0.6%	73.0%	—%	pts.	$141.42	0.7%
Residence Inn	$123.88	2.4%	79.6%	0.7%	pts.	$155.53	1.5%
Composite North American Limited-Service (4)	$107.99	1.4%	75.2%	0.2%	pts.	$143.65	1.1%
North American - All (5)	$148.40	2.2%	76.0%	0.5%	pts.	$195.15	1.4%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	2017	Change vs. 2016	2017	Change vs. 2016		2017	Change vs. 2016
JW Marriott	$173.27	3.1%	76.9%	1.2%	pts.	$225.32	1.4%
The Ritz-Carlton	$264.45	4.9%	74.4%	2.2%	pts.	$355.44	1.8%
W Hotels	$244.44	(0.7)%	82.2%	—%	pts.	$297.52	(0.7)%
Composite North American Luxury (1)	$232.19	2.8%	77.3%	1.2%	pts.	$300.34	1.2%
Marriott Hotels	$126.00	1.8%	72.6%	0.4%	pts.	$173.49	1.2%
Sheraton	$115.99	1.5%	73.2%	0.1%	pts.	$158.50	1.4%
Westin	$159.00	1.8%	76.5%	(0.2)%	pts.	$207.74	2.0%
Composite North American Upper Upscale (2)	$131.11	2.0%	73.7%	0.3%	pts.	$177.87	1.5%
North American Full-Service (3)	$141.70	2.1%	74.1%	0.4%	pts.	$191.25	1.6%
Courtyard	$102.15	1.4%	73.3%	0.6%	pts.	$139.45	0.6%
Residence Inn	$116.11	1.7%	79.3%	0.3%	pts.	$146.47	1.3%
Fairfield Inn & Suites	$80.86	3.1%	71.5%	1.6%	pts.	$113.15	0.9%
Composite North American Limited-Service (4)	$98.29	2.0%	74.6%	0.7%	pts.	$131.74	1.0%
North American - All (5)	$117.56	2.1%	74.4%	0.6%	pts.	$158.05	1.3%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, Four Points, TownePlace Suites, and AC Hotels by Marriott. Systemwide also includes Aloft and Element.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	2017	Change vs. 2016	2017	Change vs. 2016		2017	Change vs. 2016
Greater China	$90.26	8.4%	71.5%	6.0%	pts.	$126.33	(0.7)%
Rest of Asia Pacific	$119.10	6.1%	75.4%	3.1%	pts.	$158.02	1.6%
Asia Pacific	$100.39	7.4%	72.8%	5.0%	pts.	$137.85	0.1%
Caribbean & Latin America	$130.48	3.9%	66.5%	2.6%	pts.	$196.31	(0.2)%
Europe	$138.70	6.9%	73.5%	2.0%	pts.	$188.69	3.9%
Middle East & Africa	$106.33	1.9%	65.7%	1.5%	pts.	$161.95	(0.5)%
International - All (1)	$113.32	6.0%	71.2%	3.5%	pts.	$159.14	0.8%
Worldwide (2)	$131.14	3.8%	73.7%	2.0%	pts.	$178.02	1.0%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	2017	Change vs. 2016	2017	Change vs. 2016		2017	Change vs. 2016
Greater China	$90.37	8.5%	70.9%	6.0%	pts.	$127.47	(0.7)%
Rest of Asia Pacific	$118.36	5.1%	74.8%	2.5%	pts.	$158.21	1.6%
Asia Pacific	$102.27	6.8%	72.6%	4.5%	pts.	$140.94	0.2%
Caribbean & Latin America	$104.10	4.0%	64.3%	2.1%	pts.	$161.91	0.6%
Europe	$123.44	7.2%	71.9%	2.7%	pts.	$171.72	3.2%
Middle East & Africa	$101.98	2.0%	65.4%	1.5%	pts.	$155.90	(0.4)%
International - All (1)	$108.78	5.9%	70.3%	3.2%	pts.	$154.71	1.1%
Worldwide (2)	$115.02	3.1%	73.2%	1.4%	pts.	$157.12	1.2%

(1)	Includes Caribbean & Latin America, Europe, Middle East & Africa, and Asia Pacific.

(2)	Includes North American - All and International - All.

2016 Compared to 2015

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
JW Marriott	$187.02	4.0%	76.8%	2.2%	pts.	$243.57	1.1%
The Ritz-Carlton	$252.40	3.6%	71.9%	1.0%	pts.	$350.99	2.2%
W Hotels	$239.94	(2.2)%	81.7%	0.2%	pts.	$293.82	(2.5)%
Composite North American Luxury (1)	$242.10	2.8%	76.3%	1.4%	pts.	$317.13	0.9%
Marriott Hotels	$144.94	2.4%	75.4%	0.7%	pts.	$192.23	1.4%
Sheraton	$149.49	2.1%	76.5%	(0.5)%	pts.	$195.40	2.7%
Westin	$167.21	0.9%	77.4%	(0.6)%	pts.	$216.07	1.7%
Composite North American Upper Upscale (2)	$149.92	2.3%	76.1%	0.3%	pts.	$196.98	1.8%
North American Full-Service (3)	$166.97	2.4%	76.2%	0.5%	pts.	$219.25	1.7%
Courtyard	$103.65	2.2%	73.1%	0.3%	pts.	$141.83	1.7%
Residence Inn	$118.14	3.8%	79.0%	0.6%	pts.	$149.56	3.0%
Composite North American Limited-Service (4)	$106.20	2.8%	75.0%	0.5%	pts.	$141.68	2.1%
North American - All (5)	$147.48	2.5%	75.8%	0.5%	pts.	$194.64	1.8%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
JW Marriott	$178.91	3.5%	76.0%	1.3%	pts.	$235.47	1.8%
The Ritz-Carlton	$252.40	3.6%	71.9%	1.0%	pts.	$350.99	2.2%
W Hotels	$239.94	(2.2)%	81.7%	0.2%	pts.	$293.82	(2.5)%
Composite North American Luxury (1)	$231.99	2.8%	76.0%	1.2%	pts.	$305.36	1.2%
Marriott Hotels	$124.39	2.0%	72.4%	0.3%	pts.	$171.92	1.5%
Sheraton	$115.58	2.4%	73.3%	0.3%	pts.	$157.73	2.0%
Westin	$152.94	2.4%	76.9%	0.1%	pts.	$198.98	2.3%
Composite North American Upper Upscale (2)	$130.44	2.5%	73.9%	0.4%	pts.	$176.52	1.9%
North American Full-Service (3)	$141.11	2.6%	74.1%	0.5%	pts.	$190.41	1.9%
Courtyard	$101.49	1.9%	72.9%	—%	pts.	$139.24	1.9%
Residence Inn	$112.78	2.4%	79.0%	(0.1)%	pts.	$142.78	2.6%
Fairfield Inn & Suites	$77.96	1.2%	70.1%	(0.5)%	pts.	$111.20	1.9%
Composite North American Limited-Service (4)	$96.62	2.0%	74.2%	—%	pts.	$130.15	2.0%
North American - All (5)	$116.47	2.3%	74.2%	0.2%	pts.	$157.00	2.0%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, and TownePlace Suites. Systemwide also includes Four Points, Aloft, and Element.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
Greater China	$89.17	0.4%	67.5%	3.7%	pts.	$132.16	(5.1)%
Rest of Asia Pacific	$112.69	3.7%	75.2%	3.0%	pts.	$149.80	(0.5)%
Asia Pacific	$97.08	1.6%	70.1%	3.4%	pts.	$138.52	(3.4)%
Caribbean & Latin America	$139.69	0.4%	65.3%	(0.9)%	pts.	$213.99	1.8%
Europe	$124.87	0.8%	71.8%	(0.5)%	pts.	$173.84	1.5%
Middle East & Africa	$106.49	(3.8)%	64.6%	0.6%	pts.	$164.90	(4.8)%
International - All (1)	$109.05	0.3%	69.2%	1.6%	pts.	$157.69	(2.1)%
Worldwide (2)	$128.37	1.6%	72.5%	1.1%	pts.	$177.11	0.1%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	2016	Change vs. 2015	2016	Change vs. 2015		2016	Change vs. 2015
Greater China	$89.33	0.2%	67.2%	3.5%	pts.	$132.92	(5.1)%
Rest of Asia Pacific	$114.07	4.0%	74.4%	2.4%	pts.	$153.35	0.7%
Asia Pacific	$99.50	2.0%	70.2%	3.1%	pts.	$141.82	(2.5)%
Caribbean & Latin America	$116.98	(0.4)%	63.5%	—%	pts.	$184.29	(0.3)%
Europe	$114.62	1.4%	70.6%	0.1%	pts.	$162.34	1.3%
Middle East & Africa	$102.09	(3.5)%	64.2%	0.4%	pts.	$159.12	(4.1)%
International - All (1)	$106.39	0.7%	68.5%	1.4%	pts.	$155.31	(1.5)%
Worldwide (2)	$113.50	1.8%	72.5%	0.6%	pts.	$156.53	1.0%

(1)	Includes Caribbean & Latin America, Europe, Middle East & Africa, and Asia Pacific.

(2)	Includes North American - All and International - All.
CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for 2017, 2016, and 2015. In accordance with GAAP, our Income Statements include Legacy-Starwood’s results of operations from the Merger Date. All references to the effect of Legacy-Starwood operations on our 2017 results refer to the incremental amounts contributed by Legacy-Starwood operations in 2017 over the effect of Legacy-Starwood operations on our results for the period from the Merger Date through December 31, 2016. All references to the effect of the Starwood Combination on our 2016 results refer to the amounts contributed by Legacy-Starwood operations from the Merger Date through December 31, 2016.
Our 2017 results were favorably impacted by the non-recurring gain on the disposition of our ownership interest in Avendra, discussed in Footnote 3 “Acquisitions and Dispositions.” We committed to the owners of the hotels in our system that the benefits derived from Avendra, including any dividends or sale proceeds above our original investment, would be used for the benefit of the hotels in our system. Accordingly, we intend to utilize the net proceeds for the benefit of our system of hotels and are currently developing those plans. Spending under those plans will be expensed in our Income Statements and reduce our profitability in future periods.
Fee Revenues

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Base management fees	$1,102	$806	$698	$296	37%	$108	15%
Franchise fees	1,618	1,169	984	449	38%	185	19%
Incentive management fees	607	425	319	182	43%	106	33%
	$3,327	$2,400	$2,001	$927	39%	$399	20%
2017 Compared to 2016
The $296 million increase in base management fees primarily reflected $273 million of higher Legacy-Starwood fees, $18 million from stronger sales at Legacy-Marriott comparable properties primarily driven by RevPAR growth, and $14 million from Legacy-Marriott unit growth, partially offset by $6 million of lower fees from Legacy-Marriott properties that converted from managed to franchised and $4 million from Legacy-Marriott net unfavorable exchange rates.

The $449 million increase in franchise fees primarily reflected $346 million of higher Legacy-Starwood fees, $54 million from Legacy-Marriott unit growth, $18 million from Legacy-Marriott RevPAR growth, $14 million of higher Legacy-Marriott branding fees, $11 million of higher Legacy-Marriott relicensing fees, and $7 million of higher fees from Legacy-Marriott properties that converted from managed to franchised.
The $182 million increase in incentive management fees primarily reflected $159 million of higher Legacy-Starwood fees and $22 million from higher net house profits at Legacy-Marriott managed hotels.
In 2017, we earned incentive management fees from 71 percent of our managed properties. In North America, we earned incentive management fees from 60 percent of our managed properties. Outside North America, we earned incentive management fees from 80 percent of our managed properties, representing 62 percent of our total incentive management fees in 2017 from managed properties.
2016 Compared to 2015
The $108 million increase in base management fees was driven by $103 million from the Starwood Combination and the following Legacy-Marriott drivers: the impact of stronger sales at existing properties ($22 million) and unit growth across our system ($15 million), partially offset by the impact of unfavorable foreign exchange rates ($15 million), lower deferred fee recognition ($11 million), and lower fees from properties that converted from managed to franchised ($8 million).
The $185 million increase in franchise fees was driven by $98 million from the Starwood Combination and the following Legacy-Marriott drivers: the impact of unit growth across our system ($48 million), higher branding fees ($39 million), stronger sales at existing properties ($16 million), and higher fees from properties that converted from managed to franchised ($11 million), partially offset by lower relicensing fees ($22 million) and the impact of unfavorable foreign exchange rates ($7 million).
The $106 million increase in incentive management fees was driven by $72 million from the Starwood Combination and the following Legacy-Marriott drivers: higher net house profit and unit growth, higher incentive fees earned from a few limited-service portfolios ($10 million), and higher deferred fee recognition ($8 million), partially offset by the impact of unfavorable foreign exchange rates ($7 million).
In 2016, 69 percent of our Legacy-Marriott managed properties paid incentive management fees to us versus 68 percent in 2015. In North America, 65 percent of Legacy-Marriott managed properties paid incentive management fees in 2016 compared to 63 percent in 2015. Outside North America, 74 percent of Legacy-Marriott managed properties paid incentive management fees in both 2016 and 2015, representing 48 percent of our total incentive management fees in 2016 from Legacy-Marriott managed properties compared to 51 percent of our total incentive management fees in 2015.
Owned, Leased, and Other

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Owned, leased, and other revenue	$1,802	$1,126	$855	$676	60%	$271	32%
Owned, leased, and other - direct expense	1,427	900	733	527	59%	167	23%
	$375	$226	$122	$149	66%	$104	85%
2017 Compared to 2016
Owned, leased, and other revenue, net of direct expenses increased by $149 million, primarily due to $160 million of higher Legacy-Starwood owned and leased profits, partially offset by $7 million of net lower Legacy-Marriott owned and leased profits, primarily driven by lower RevPAR in Brazil and properties under renovation.
2016 Compared to 2015
Owned, leased, and other revenue, net of direct expenses increased by $104 million, driven by $78 million from the Starwood Combination and the following Legacy-Marriott changes: $17 million of net stronger performance at several properties following renovations, $15 million overall favorable results across our segments, and $4 million of lower pre-opening costs, partially offset by $10 million of lower profits from properties that converted from owned to managed.

Cost Reimbursements

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Cost reimbursements revenue	$17,765	$13,546	$11,630	$4,219	31%	$1,916	16%
Reimbursed costs	17,765	13,546	11,630	4,219	31%	1,916	16%
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
2017 Compared to 2016
The $4,219 million increase in cost reimbursements revenue and reimbursed costs primarily reflected higher Legacy-Starwood reimbursements, Loyalty Program activity, and growth across our system.
2016 Compared to 2015
The $1,916 million increase in cost reimbursements revenue and reimbursed costs primarily reflected $1,348 million from the Starwood Combination and the following Legacy-Marriott drivers: higher property occupancies, unit growth across our system, and growth in the Marriott Rewards program membership and activity.
Other Operating Expenses

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Depreciation, amortization, and other	$290	$168	$139	$122	73%	$29	21%
General, administrative, and other	894	704	634	190	27%	70	11%
Merger-related costs and charges	159	386	—	(227)	(59)%	386	nm
nm means percentage change is not meaningful.
2017 Compared to 2016
Depreciation, amortization, and other expenses increased by $122 million, primarily reflecting higher depreciation and amortization on Legacy-Starwood assets and $6 million higher write-offs of deferred contract acquisition costs.
General, administrative, and other expenses increased by $190 million, primarily due to the Starwood Combination, $14 million of higher litigation expenses, $13 million of higher development expenses, $10 million of higher compensation expenses, and $10 million from net unfavorable foreign exchange rates.
Merger-related costs and charges decreased by $227 million. For more information, see Footnote 4 “Merger-Related Costs and Charges.”
2016 Compared to 2015
Depreciation, amortization, and other expenses increased by $29 million driven by $43 million from the Starwood Combination, partially offset by a decrease of $14 million from Legacy-Marriott operations which primarily reflected a favorable variance to 2015 impairment charges.
General, administrative, and other expenses increased by $70 million, primarily due to $79 million from the Starwood Combination, partially offset by a net decrease of $9 million in Legacy-Marriott expenses. The decrease primarily reflected $15 million in lower reserves for guarantee funding and $9 million in lower foreign exchange losses, partially offset by $15 million of higher administrative costs to grow our brands globally, $4 million of higher bad debt reserves, and $3 million net unfavorable impact to our legal expenses associated with 2015 litigation resolutions.
Merger-related costs and charges increased by $386 million. For more information, see Footnote 4 “Merger-Related Costs and Charges.”

Non-Operating Income (Expense)

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Gains and other income, net	$688	$5	$27	$683	13,660%	$(22)	(81)%
Interest expense	(288)	(234)	(167)	54	23%	67	40%
Interest income	38	35	29	3	9%	6	21%
Equity in earnings	39	10	16	29	290%	(6)	(38)%
2017 Compared to 2016
Gains and other income, net increased by $683 million, primarily due to the disposition of our ownership interest in Avendra and the gain on the sale of a North American Full-Service property in the 2017 second quarter. See the “Dispositions” caption of Footnote 3 “Acquisitions and Dispositions” for more information.
Interest expense increased by $54 million, primarily due to an increase in debt as a result of the Starwood Combination and higher commercial paper borrowings, partially offset by $18 million of lower interest due to the maturities of Series H and I Notes and a $13 million favorable variance to the bridge term loan facility commitment costs that we incurred in 2016.
Interest income increased by $3 million, primarily due to issuances of new loans, partially offset by $7 million lower interest income on a repaid loan.
Equity in earnings increased by $29 million, primarily due to higher earnings by Legacy-Starwood investees.
2016 Compared to 2015
Gains and other income, net decreased by $22 million, primarily due to the net Legacy-Marriott gain that we recorded in 2015.
Interest expense increased by $67 million, primarily due to a net increase in Senior Notes interest expense ($18 million), an increase in debt as a result of the Starwood Combination ($15 million), the amortization of costs for a bridge term loan facility commitment that we obtained in the 2016 first quarter ($13 million), net lower capitalized interest primarily due to the completion of The New York (Madison Square Park) EDITION in 2015 ($9 million), and higher interest rates on commercial paper borrowings ($7 million).
Interest income increased by $6 million, primarily driven by higher Legacy-Marriott interest income on a loan that we provided to an owner in conjunction with entering into a franchise agreement for a North American Limited-Service property in the 2015 fourth quarter ($8 million), partially offset by lower Legacy-Marriott interest income on two repaid loans ($6 million).
Equity in earnings decreased by $6 million, primarily reflecting a net unfavorable variance to three Legacy-Marriott adjustments recorded in 2015, partially offset by $5 million from the Starwood Combination.
Income Taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations that were not previously required by U.S. tax law, significant judgments in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation. See Footnote 7 “Income Taxes” for further information on the impact of the 2017 Tax Act on our 2017 results.
As discussed below and in Footnote 7 “Income Taxes,” our accounting for the 2017 Tax Act is not yet complete as we continue to refine our calculations, collect necessary information, and monitor developing interpretations. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional regulatory or accounting guidance, we may make adjustments to the provisional amounts we have recorded during a measurement period of up to one year from the enactment of the 2017 Tax Act that could materially impact our provision for income taxes in the periods in which we make such adjustments. Although we are not yet able to quantify all impacts of the 2017 Tax Act on our 2018 and future results, we believe that the overall impact of the 2017 Tax Act on our future financial results will be positive. We discuss the provisional impact on our 2017 results and the potential impact on our future results further in the paragraphs below.

Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we recorded a provisional estimated net tax benefit of $159 million from remeasurement of our year-end deferred tax assets and liabilities to reflect the lower rate at which we expect they will be realized in the future. While we have made a reasonable estimate of the impact of the corporate tax rate reduction, that estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax. The Deemed Repatriation Transition Tax (“Transition Tax”) is a new tax on previously untaxed earnings and profits (“E&P”) of certain of our foreign subsidiaries accumulated post-1986 through year-end 2017. In addition to U.S. federal income taxes, deemed repatriation of such E&P under the 2017 Tax Act may result in additional state income taxes in some of the U.S. states in which we operate. We recorded a provisional estimated Transition Tax expense of $745 million in 2017. We are continuing to gather additional information to more precisely compute the amount of the Transition Tax, and our estimate could change when we finalize all necessary calculations.
We estimate that cash payments for the Transition Tax will total $600 million, which is lower than our provisional estimated Transition Tax expense due to our ability to utilize tax credits that we have carried over from prior years and other adjustments. The federal portion of the Transition Tax is payable over eight years, and we estimate that we will pay $578 million as follows: 8 percent in each of the years from 2018 to 2022, 15 percent in 2023, 20 percent in 2024, and 25 percent in 2025. Our estimate includes payment of an additional $22 million in state income taxes in 2018 as a result of the 2017 Tax Act. These amounts could change when we finalize our analysis of the taxability of the E&P in the states in which we operate.
State net operating losses and valuation allowances. We must assess whether various aspects of the 2017 Tax Act affect our state net operating loss valuation allowances. As discussed above, we have recorded provisional estimates of state income taxes for certain portions of the 2017 Tax Act, but we have not completed our analysis for the states where we have net operating loss carryovers and valuation allowances. Because we have not yet completed our determination of the need for, or any change in, any valuation allowance, we have not recorded any change to our valuation allowances as a result of the 2017 Tax Act.
Other provisions. We continue to evaluate other provisions in the 2017 Tax Act, including: (1) the creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (2) elimination of U.S. federal income taxes on dividends from foreign subsidiaries; (3) a new provision designed to tax global intangible low-taxed income (“GILTI”); (4) limitations on the deductibility of certain executive compensation; and (5) limitations on the use of foreign tax credits to reduce the U.S. income tax liability. Because we have not yet completed our analysis of these provisions, we do not have a reasonable estimate of their potential impact, if any, on our future results.
The impact of the 2017 Tax Act, and other changes affecting our provision for income taxes, are discussed below.

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Provision for income taxes	$(1,464)	$(404)	$(396)	$1,060	262%	$8	2%
2017 Compared to 2016
Provision for income taxes increased by $1,060 million, primarily due to the 2017 Tax Act ($586 million), the gain on the sale of our interest in Avendra ($259 million), higher earnings due to the inclusion of Legacy-Starwood operations for the full year 2017 ($244 million), lower merger-related costs ($86 million), an unfavorable comparison to the 2016 release of a valuation allowance ($15 million), the gain on the disposition of a North American Full-Service property ($9 million), and a change in judgment regarding the realizability of certain deferred tax assets in certain states and foreign jurisdictions ($7 million). The increase was partially offset by tax benefits from the adoption of ASU 2016-09 ($72 million), tax law changes in non-U.S. jurisdictions ($22 million), change in the jurisdictional mix of earnings ($26 million), the reversal of tax reserves related to interest accrued for previous periods ($15 million), and adjustments resulting from finalizing prior years’ returns ($10 million).
2016 Compared to 2015
Provision for income taxes increased by $8 million, driven by $4 million from the Starwood Combination and the following Legacy-Marriott drivers: tax rate changes in several jurisdictions ($12 million), higher earnings from foreign operations ($6 million), and an unfavorable comparison to 2015 U.S. and foreign true-ups ($5 million), partially offset by lower U.S. earnings due to merger-related expenses ($11 million) and the release of a valuation allowance ($8 million).

BUSINESS SEGMENTS
The following discussion presents an analysis of the results of operations of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. In the 2017 first quarter, our Asia Pacific operating segment met the applicable accounting criteria to be a reportable segment. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments, and accordingly we have not included those operations in this discussion of our Business Segments. See Footnote 18 “Business Segments” to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
Our 2016 results in this section do not include any Legacy-Starwood results for the period between the Merger Date and the end of the 2016 third quarter, as we did not allocate any Legacy-Starwood results to our segments for the eight days ended September 30, 2016.
North American Full-Service

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Segment revenues	$14,300	$10,376	$8,825	$3,924	38%	$1,551	18%
Segment profits	$1,182	$777	$561	$405	52%	$216	39%
2017 Compared to 2016
In 2017, across our North American Full-Service segment, we added 55 properties (13,056 rooms) and 12 properties (2,912 rooms) left our system.
North American Full-Service segment profits increased by $405 million, primarily due to the following:

•
$305 million of higher base management and franchise fees, primarily reflecting $297 million of higher Legacy-Starwood fees, $14 million from Legacy-Marriott unit growth, and $8 million of stronger RevPAR at Legacy-Marriott hotels, partially offset by $17 million of lower Legacy-Marriott residential branding fees;

•	$45 million of higher incentive management fees, primarily driven by $31 million of higher Legacy-Starwood fees and higher net house profits at Legacy-Marriott managed hotels;

•	$61 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $63 million of higher Legacy-Starwood owned and leased profits;

•	$44 million of higher depreciation, amortization, and other expenses, primarily reflecting higher depreciation and amortization on Legacy-Starwood assets;

•	$22 million of higher gains and other income, net, primarily due to the gain on the sale of a North American Full-Service hotel in the 2017 second quarter; and

•	$16 million of higher equity in earnings, primarily due to higher earnings by Legacy-Starwood investees.
Cost reimbursements revenue and expenses for our North American Full-Service segment properties totaled $12,391 million in 2017, compared to $9,126 million in 2016.
2016 Compared to 2015
In 2016, across our North American Full-Service segment we added 424 properties (154,521 rooms), including 398 properties (147,623 rooms) from the Starwood Combination on the Merger Date, and two properties (213 rooms) left our system.
North American Full-Service segment profits increased by $216 million, reflecting $110 million from the Starwood Combination and $106 million of higher Legacy-Marriott profits, primarily due to the following:

•	$58 million of higher Legacy-Marriott base management and franchise fees, primarily reflecting $30 million of stronger RevPAR and unit growth and $21 million of higher branding fees;

•	$17 million of higher Legacy-Marriott incentive management fees, primarily driven by higher net house profits at managed hotels;

•
$19 million of higher Legacy-Marriott owned, leased, and other revenue, net of direct expenses, primarily reflecting $10 million of favorable operating results at several properties and $6 million of lower pre-opening costs; and

•	$11 million of lower Legacy-Marriott general, administrative, and other expenses, primarily due to $6 million of lower reserves for guarantee funding and $5 million of lower administrative costs.
Cost reimbursements revenue and expenses for our Legacy-Marriott North American Full-Service segment properties totaled $8,161 million in 2016, compared to $7,911 million in 2015.
North American Limited-Service

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Segment revenues	$4,002	$3,561	$3,193	$441	12%	$368	12%
Segment profits	$816	$698	$651	$118	17%	$47	7%
2017 Compared to 2016
In 2017, across our North American Limited-Service segment we added 270 properties (33,128 rooms) and 26 properties (2,875 rooms) left our system.
North American Limited-Service segment profits increased by $118 million, primarily due to the following:

•
$118 million of higher base management and franchise fees, primarily reflecting $51 million of higher Legacy-Starwood fees, $42 million from Legacy-Marriott unit growth, $13 million of higher Legacy-Marriott relicensing fees, and $11 million of stronger RevPAR at Legacy-Marriott hotels;

•	$6 million of lower incentive management fees, primarily driven by softer performance and a change in the specified owner return at a Legacy-Marriott portfolio of managed hotels; and

•	$5 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting higher Global Design profits and higher Legacy-Marriott termination fees.
Cost reimbursements revenue and expenses for our North American Limited-Service segment properties totaled $3,004 million in 2017, compared to $2,688 million in 2016.
2016 Compared to 2015
In 2016, across our North American Limited-Service segment we added 451 properties (60,637 rooms), including 226 properties (34,294 rooms) from the Starwood Combination on the Merger Date, and 8 properties (880 rooms) left our system.
North American Limited-Service segment profits increased by $47 million, reflecting $9 million from the Starwood Combination and $38 million of higher Legacy-Marriott profits, primarily due to the following:

•
$14 million of higher Legacy-Marriott base management and franchise fees, primarily due to $50 million from new units and stronger RevPAR, partially offset by $24 million of lower relicensing fees and an $11 million decrease in deferred fee recognition;

•	$10 million of higher Legacy-Marriott incentive management fees, primarily driven by $10 million of higher incentive fees earned from a few limited-service portfolios;

•	$4 million of higher Legacy-Marriott owned, leased, and other revenue, net of direct expenses, primarily reflecting higher net earnings at several leased and owned properties;

•	$5 million of lower Legacy-Marriott general, administrative, and other expenses, primarily due to $7 million of lower reserves for guarantee funding; and

•
$3 million of higher Legacy-Marriott gains and other income, net, primarily due to a favorable variance to the $4 million prior year disposal loss for a North American Limited-Service segment plot of land.

Cost reimbursements revenue and expenses for our Legacy-Marriott North American Limited-Service segment properties totaled $2,646 million in 2016, compared to $2,366 million in 2015.

Asia Pacific

($ in millions)	2017	2016	2015	Change 2017 vs. 2016		Change 2016 vs. 2015
Segment revenues	$1,344	$761	$516	$583	77%	$245	47%
Segment profits	$345	$176	$98	$169	96%	$78	80%
2017 Compared to 2016
In 2017, across our Asia Pacific segment we added 77 properties (18,035 rooms) and 10 properties (3,961 rooms) left our system.
Asia Pacific segment profits increased by $169 million, primarily due to the following changes:

•
$109 million of higher base management and franchise fees, primarily due to $89 million of higher Legacy-Starwood fees, $9 million of higher Legacy-Marriott branding fees, $6 million from Legacy-Marriott unit growth, and $5 million from stronger RevPAR at Legacy-Marriott hotels;

•
$92 million of higher incentive management fees, primarily due to $80 million of higher Legacy-Starwood fees, $8 million from higher net house profits at Legacy-Marriott managed hotels, and $4 million from Legacy-Marriott unit growth;

•	$19 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to $22 million of higher Legacy-Starwood owned and leased profits;

•	$24 million of higher depreciation, amortization, and other expenses, primarily reflecting higher depreciation and amortization on Legacy-Starwood assets;

•	$34 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination; and

•	$8 million of higher equity in earnings, primarily due to higher earnings by Legacy-Starwood investees.
Cost reimbursements revenue and expenses for our Asia Pacific segment properties totaled $695 million in 2017, compared to $404 million in 2016.
2016 Compared to 2015
In 2016, across our Asia Pacific segment we added 377 properties (115,995 rooms), including 335 properties (103,611 rooms) from the Starwood Combination on the Merger Date, and 4 properties (1,342 rooms) left our system.
Asia Pacific segment profits increased by $78 million, reflecting $61 million from the Starwood Combination and $17 million of higher Legacy-Marriott profits, primarily due to the following:

•
$7 million of higher Legacy-Marriott base management and franchise fees, primarily due to $9 million of stronger RevPAR and unit growth and $2 million of higher branding fees, partially offset by the impact of $2 million in unfavorable foreign exchange rates;

•
$8 million of higher Legacy-Marriott incentive management fees, primarily driven by $10 million in higher net house profits and unit growth, partially offset by the impact of $2 million in unfavorable foreign exchange rates;

•
$3 million of higher Legacy-Marriott owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger performance at a property following renovations and the impact of $2 million in favorable foreign exchange rates;

•	$4 million of higher Legacy-Marriott general, administrative, and other expenses, primarily due to an increase in administrative costs to grow our brands globally; and

•	$4 million of higher Legacy-Marriott equity in earnings, primarily reflecting a 2015 impairment charge on an Asia Pacific joint venture ($6 million).
Cost reimbursements revenue and expenses for our Legacy-Marriott Asia Pacific segment properties totaled $320 million in 2016, compared to $274 million in 2015.

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
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to Consolidated Earnings Before Interest Expense, Taxes, Depreciation and Amortization (“EBITDA”), each as defined in the Credit Facility) to not more than 4 to 1. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants will restrict our ability to meet our anticipated borrowing and guarantee levels or increase those levels should we decide to do so in the future.
We believe the Credit Facility and our access to capital markets, together with cash we expect to generate from operations, remain adequate to meet our short-term and long-term liquidity requirements, finance our long-term growth plans, meet debt service, and fulfill other cash requirements.
We issue commercial paper in the U.S. We do not have purchase commitments from buyers for our commercial paper; therefore, our ability to issue commercial paper is subject to market demand. We classify any outstanding commercial paper and Credit Facility borrowings as long-term based on our ability and intent to refinance them on a long-term basis. We reserve unused capacity under our Credit Facility to repay outstanding commercial paper borrowings if the commercial paper market is not available to us for any reason when outstanding borrowings mature. We do not expect that fluctuations in the demand for commercial paper will affect our liquidity, given our borrowing capacity under the Credit Facility.
At year-end 2017, our available borrowing capacity amounted to $2,010 million and reflected borrowing capacity of $1,627 million under our Credit Facility and our cash balance of $383 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $2,373 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans. We expect to continue meeting part of our financing and liquidity needs, primarily through commercial paper borrowings, issuances of Senior Notes, and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the capital markets take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis and may have to rely more on borrowings under the Credit Facility, which we believe will be adequate to fund our liquidity needs, including repayment of debt obligations, but which may carry a higher cost than commercial paper. Since we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.

Cash from Operations
Cash from operations and non-cash items for the last three fiscal years are as follows:

($ in millions)	2017	2016	2015
Cash from operations	$2,436	$1,682	$1,515
Non-cash items (1)	1,299	456	395

(1)	Includes depreciation, amortization, share-based compensation, and deferred income taxes.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at year-end 2017 and 0.7 to 1.0 at year-end 2016. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
Our ratios of earnings to fixed charges for the last five fiscal years, the calculations of which we detail in Exhibit 12 to this 2017 Annual Report on Form 10-K, are as follows:

Fiscal Years
2017	2016	2015	2014	2013
8.8x	5.1x	6.4x	6.2x	5.1x
For 2018, we plan to invest in our workforce by offering an additional one-time contribution to our retirement savings plans. Structured as a $5-to-$1 company match of up to $1,000, we expect the vast majority of participating associates would receive this incremental company contribution. This contribution will be available to eligible associates at company-operated hotels, as well as those in corporate and regional offices, in the U.S. We also expect to invest in global associate support programs. We estimate an overall cost of $140 million for these investments in our workforce, with approximately $70 million of that amount coming from proceeds from the 2017 sale of our interest in Avendra.
Investing Activities Cash Flows
Acquisition of a Business, Net of Cash Acquired. Cash outflows of $2,412 million in 2016 were due to the Starwood Combination. See Footnote 3 “Acquisitions and Dispositions” for more information.
Capital Expenditures and Other Investments. We made capital expenditures of $240 million in 2017, $199 million in 2016, and $305 million in 2015. Capital expenditures in 2017 increased by $41 million compared to 2016, primarily due to improvements to our worldwide systems and improvements to hotels acquired in the Starwood Combination. Capital expenditures in 2016 decreased by $106 million compared to 2015, primarily due to lower spending for our EDITION hotels.
We expect 2018 investment spending will total approximately $600 million to $700 million, including approximately $225 million for maintenance capital spending. Consolidated investment spending also includes other capital expenditures (including property acquisitions), loan advances, contract acquisition costs, and equity and other investments.
Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks inherent in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in hotels, many of which we have sold or are seeking to sell. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include new construction, loans, guarantees, and noncontrolling equity investments.
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
Dispositions. Property and asset sales generated $1,418 million cash proceeds in 2017 and $218 million in 2016. See Footnote 3 “Acquisitions and Dispositions” for more information on completed dispositions and planned dispositions.
Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $94 million in 2017, compared to net collections of $35 million in 2016. At year-end 2017, we had $149 million of senior, mezzanine, and other loans outstanding, compared to $248 million outstanding at year-end 2016.

Equity and Cost Method Investments. Cash outflows of $63 million in 2017, $14 million in 2016, and $7 million in 2015 for equity and cost method investments primarily reflect our investments in several joint ventures.
Financing Activities Cash Flows
Debt. Debt decreased by $268 million in 2017, to $8,238 million at year-end 2017 from $8,506 million at year-end 2016, primarily due to $293 million in Series I Notes that matured in the 2017 second quarter, partially offset by increased commercial paper borrowings. See Footnote 11 “Long-Term Debt” for additional information on the debt issuances.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2017, our long-term debt had a weighted average interest rate of 2.9 percent and a weighted average maturity of approximately 5.0 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.7 to 1.0 at year-end 2017.
See the “Cash Requirements and Our Credit Facility,” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.
Share Repurchases. We purchased 29.2 million shares of our common stock in 2017 at an average price of $103.66 per share, 8.0 million shares in 2016 at an average price of $71.55 per share, and 25.7 million shares in 2015 at an average price of $75.48 per share. At year-end 2017, 32.2 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Fourth Quarter 2017 Issuer Purchases of Equity Securities” in Part II, Item 5.
Dividends. Our Board of Directors declared the following quarterly cash dividends in 2017: (1) $0.30 per share declared on February 10, 2017 and paid March 31, 2017 to shareholders of record on February 24, 2017, (2) $0.33 per share declared on May 5, 2017 and paid June 30, 2017 to shareholders of record on May 19, 2017, (3) $0.33 per share declared on August 10, 2017 and paid September 29, 2017 to shareholders of record on August 24, 2017, and (4) $0.33 per share declared on November 9, 2017 and paid December 29, 2017 to shareholders of record on November 22, 2017. Our Board of Directors declared a cash dividend of $0.33 per share on February 9, 2018, payable on March 30, 2018 to shareholders of record on February 23, 2018.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations at year-end 2017:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$9,121	$584	$1,508	$4,556	$2,473
Capital lease obligations (1)	246	13	28	27	178
Operating leases where we are the primary obligor	2,292	187	354	297	1,454
Purchase obligations	366	188	174	4	—
Other noncurrent liabilities	105	1	26	13	65
Total contractual obligations	$12,130	$973	$2,090	$4,897	$4,170

(1)	Includes principal as well as interest payments.
The preceding table does not reflect estimated Transition Tax payments totaling $600 million as a result of the 2017 Tax Act. In addition, the table does not reflect unrecognized tax benefits at year-end 2017 of $448 million. See Footnote 7 “Income Taxes” for additional information.
In addition to the purchase obligations noted in the preceding table, in the normal course of business we enter into purchase commitments to manage the daily operating needs of the hotels that we manage. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

Other Commitments
The following table summarizes our guarantee, investment, and loan commitments at year-end 2017:

($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantee commitments (expiration by period)	$377	$20	$149	$100	$108
Investment and loan commitments (expected funding by period)	60	50	5	3	2
Total other commitments	$437	$70	$154	$103	$110
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
Letters of Credit
At year-end 2017, we had $162 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote 11 “Long-Term Debt”), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2017 totaled $155 million, most of which state governments requested in connection with our self-insurance programs.
RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management services and receive fees. We also have equity method investments in entities that provide management and/or franchise services to hotels and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting policy and estimate to be critical if: (1) we must make assumptions that were uncertain when the estimate was made; and (2) changes in the estimate, or selection of a different estimate methodology could have a material effect on our consolidated results of operations or financial condition. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of our Board of Directors.
While we believe that our estimates, assumptions, and judgments are reasonable, they are based on information available when the estimate or assumption was made. Actual results may differ significantly. Additionally, changes in our assumptions, estimates or assessments due to unforeseen events or otherwise could have a material impact on our financial position or results of operations.
See Footnote 2 “Summary of Significant Accounting Policies” for further information related our critical accounting policies and estimates, which are as follows:
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
Income Taxes, including information on how we determine our current year amounts payable or refundable, our estimate of deferred tax assets and liabilities, as well our provisional estimates of the current year impacts of the 2017 Tax Act; and
Business Combinations, including the assumptions that we make to estimate the fair values of assets acquired and liabilities assumed related to discount rates, royalty rates, and the amount and timing of future cash flows.

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
The following table sets forth the scheduled maturities and the total fair value as of year-end 2017 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2018	2019	2020	2021	2022	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$1	$2	$1	$5	$45	$56	$58
Average interest rate							1.14%
Floating-rate notes receivable	$5	$34	$12	$22	$—	$20	$93	$79
Average interest rate							4.27%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(388)	$(837)	$(358)	$(855)	$(1,107)	$(2,147)	$(5,692)	$(5,735)
Average interest rate							3.34%
Floating-rate debt	$(4)	$—	$—	$(2,371)	$—	$—	$(2,375)	$(2,375)
Average interest rate							1.82%

Item 8.	Financial Statements and Supplementary Data.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2017, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marriott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Marriott International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marriott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three fiscal years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 15, 2018

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2017, 2016, and 2015
($ in millions, except per share amounts)

	December 31, 2017	December 31, 2016	December 31, 2015
REVENUES
Base management fees (1)	$1,102	$806	$698
Franchise fees	1,618	1,169	984
Incentive management fees (1)	607	425	319
Owned, leased, and other revenue (1)	1,802	1,126	855
Cost reimbursements (1)	17,765	13,546	11,630
	22,894	17,072	14,486
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	1,427	900	733
Reimbursed costs (1)	17,765	13,546	11,630
Depreciation, amortization, and other (1)	290	168	139
General, administrative, and other (1)	894	704	634
Merger-related costs and charges	159	386	—
	20,535	15,704	13,136
OPERATING INCOME	2,359	1,368	1,350
Gains and other income, net (1)	688	5	27
Interest expense	(288)	(234)	(167)
Interest income (1)	38	35	29
Equity in earnings (1)	39	10	16
INCOME BEFORE INCOME TAXES	2,836	1,184	1,255
Provision for income taxes	(1,464)	(404)	(396)
NET INCOME	$1,372	$780	$859
EARNINGS PER SHARE
Earnings per share - basic	$3.66	$2.68	$3.22
Earnings per share - diluted	$3.61	$2.64	$3.15

(1)	See Footnote 19 “Related Party Transactions” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2017, 2016, and 2015
($ in millions)

	December 31, 2017	December 31, 2016	December 31, 2015
Net income	$1,372	$780	$859
Other comprehensive income (loss):
Foreign currency translation adjustments	478	(311)	(123)
Derivative instrument adjustments, net of tax	(14)	1	10
Unrealized (loss) gain on available-for-sale securities, net of tax	(2)	2	(7)
Pension and postretirement adjustments, net of tax	7	5	—
Reclassification of losses (gains), net of tax	11	2	(6)
Total other comprehensive income (loss), net of tax	480	(301)	(126)
Comprehensive income	$1,852	$479	$733
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2017 and 2016
($ in millions)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash and equivalents	$383	$858
Accounts and notes receivable, net (1)	1,991	1,695
Prepaid expenses and other (1)	224	230
Assets held for sale	149	588
	2,747	3,371
Property and equipment, net	1,793	2,335
Intangible assets
Brands	5,921	6,509
Contract acquisition costs and other (1)	2,884	2,761
Goodwill	9,207	7,598
	18,012	16,868
Equity and cost method investments (1)	740	728
Notes receivable, net	142	245
Deferred tax assets (1)	93	116
Other noncurrent assets (1)	421	477
	$23,948	$24,140
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$398	$309
Accounts payable (1)	780	687
Accrued payroll and benefits	1,227	1,174
Liability for guest loyalty programs	2,064	1,866
Accrued expenses and other (1)	1,541	1,111
	6,010	5,147
Long-term debt	7,840	8,197
Liability for guest loyalty programs	2,876	2,675
Deferred tax liabilities(1)	604	1,020
Other noncurrent liabilities (1)	2,887	1,744
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,770	5,808
Retained earnings	7,391	6,501
Treasury stock, at cost	(9,418)	(6,460)
Accumulated other comprehensive loss	(17)	(497)
	3,731	5,357
	$23,948	$24,140

(1)	See Footnote 19 “Related Party Transactions” for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2017, 2016, and 2015
($ in millions)

	December 31, 2017	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES
Net income	$1,372	$780	$859
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	290	168	139
Share-based compensation	181	212	113
Income taxes	828	76	143
Liability for guest loyalty program	378	343	233
Merger-related charges	(124)	113	—
Working capital changes	81	(77)	(41)
(Gain) loss on asset dispositions	(687)	1	(25)
Other	117	66	94
Net cash provided by operating activities	2,436	1,682	1,515
INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	—	(2,412)	(137)
Capital expenditures	(240)	(199)	(305)
Dispositions	1,418	218	673
Loan advances	(93)	(32)	(66)
Loan collections	187	67	92
Contract acquisition costs	(189)	(80)	(121)
Redemption of debt security	—	—	121
Other	(63)	29	110
Net cash provided by (used in) investing activities	1,020	(2,409)	367
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	25	1,365	(140)
Issuance of long-term debt	—	1,482	790
Repayment of long-term debt	(310)	(326)	(325)
Issuance of Class A Common Stock	6	34	40
Dividends paid	(482)	(374)	(253)
Purchase of treasury stock	(3,013)	(568)	(1,917)
Share-based compensation withholding taxes	(157)	(100)	(85)
Other	—	(24)	—
Net cash (used in) provided by financing activities	(3,931)	1,489	(1,890)
(DECREASE) INCREASE IN CASH AND EQUIVALENTS	(475)	762	(8)
CASH AND EQUIVALENTS, beginning of period	858	96	104
CASH AND EQUIVALENTS, end of period	$383	$858	$96
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Fiscal Years 2017, 2016, and 2015
(in millions)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
279.9		Balance at December 31, 2014	$(2,200)	$5	$2,802	$4,286	$(9,223)	$(70)
—		Net income	859	—	—	859	—	—
—		Other comprehensive loss	(126)	—	—	—	—	(126)
—		Dividends	(253)	—	—	(253)	—	—
2.1		Share-based compensation plans	70	—	19	(14)	65	—
(25.7)		Purchase of treasury stock	(1,940)	—	—	—	(1,940)	—
256.3		Balance at December 31, 2015	(3,590)	5	2,821	4,878	(11,098)	(196)
—		Net income	780	—	—	780	—	—
—		Other comprehensive loss	(301)	—	—	—	—	(301)
—		Dividends	(374)	—	—	(374)	—	—
1.8		Share-based compensation plans	146	—	110	(21)	57	—
(8.0)		Purchase of treasury stock	(573)	—	—	—	(573)	—
136.0		Starwood Combination (1)	9,269	—	2,877	1,238	5,154	—
386.1		Balance at December 31, 2016	5,357	5	5,808	6,501	(6,460)	(497)
—		Net income	1,372	—	—	1,372	—	—
—		Other comprehensive income	480	—	—	—	—	480
—		Dividends	(482)	—	—	(482)	—	—
2.2		Share-based compensation plans	29	—	(38)	—	67	—
(29.2)		Purchase of treasury stock	(3,025)	—	—	—	(3,025)	—
359.1	(2)	Balance at December 31, 2017	$3,731	$5	$5,770	$7,391	$(9,418)	$(17)

(1)
Represents Marriott common stock and equity-based awards issued in the Starwood Combination, which also resulted in the depletion of our accumulated historical losses on reissuances of treasury stock in Retained Earnings.

(2)
Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2017, we had 359.1 million of these authorized shares of our common stock and no preferred stock outstanding.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or “the Company.”). In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (v) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (vi) our properties, brands, or markets in our Caribbean and Latin America, Europe, and Middle East and Africa regions as “Other International,” and together with those in our Asia Pacific segment, as “International.” In addition, references throughout to numbered “Footnotes” refer to the numbered Notes in these Notes to Consolidated Financial Statements, unless otherwise noted.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2017 and fiscal year-end 2016 and the results of our operations and cash flows for fiscal years 2017, 2016, and 2015. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
Beginning in the 2017 first quarter, we reclassified branding fees for third-party residential sales and credit card licensing to the “Franchise fees” caption from the “Owned, leased, and other revenue” caption on our Income Statements, as we believe branding fees are more akin to franchise royalties than owned and leased hotel profits. Branding fees totaled $277 million for 2017. We reclassified prior period amounts, which totaled $181 million for 2016, and $131 million for 2015, to conform to our current presentation.
In the 2017 first quarter, our Asia Pacific operating segment met the applicable accounting criteria to be a reportable segment. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments. We reclassified prior period amounts to conform to our current presentation. See Footnote 18 “Business Segments.”
Acquisition of Starwood Hotels & Resorts Worldwide
On the Merger Date, we completed the Starwood Combination, after which Starwood became an indirect wholly-owned subsidiary of the Company. Accordingly, our Income Statements include Starwood’s results of operations from the Merger Date. See Footnote 3 “Acquisitions and Dispositions” for more information on the Starwood Combination.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Our revenues include: (1) base management and incentive management fees; (2) franchise fees (including licensing fees from MVW and Vistana of $101 million for 2017, $73 million for 2016, and $59 million for 2015); (3) revenues from lodging properties we own or lease; and (4) cost reimbursements. Management fees are typically composed of a base fee, which is a percentage of the revenues of hotels, and an incentive fee, which is generally based on hotel profitability. Franchise fees are typically composed of initial application fees, continuing royalties generated from our franchise programs, which permit the hotel owners and operators to use certain of our brand names, and branding fees for third-party residential sales and credit card licensing. Cost reimbursements include direct and indirect costs that are reimbursed to us by properties that we manage, franchise, or license.
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
Cost Reimbursements: We generally recognize cost reimbursements from managed, franchised, and licensed properties when we incur the related reimbursable costs. These costs primarily consist of payroll and related expenses at managed properties where we are the employer and include certain operational and administrative costs as provided for in our contracts with the owners. As these costs have no added markup, the revenue and related expense have no impact on either our operating or net income.
Other Revenue: Includes termination fees and other property and brand revenues. We generally recognize other revenue as services are rendered and when collection is reasonably assured. Amounts received in advance are deferred as liabilities.
Real Estate Sales
We reduce gains on sales of real estate by our maximum exposure to loss if we have continuing involvement with the property and do not transfer substantially all the risks and rewards of ownership. In sales transactions where we retain a management contract, the terms and conditions of the management contract are generally comparable to the terms and conditions of the management contracts obtained directly with third-party owners in competitive processes.
Loyalty Programs
Loyalty Program members earn points based on the money they spend at our hotels; purchases of timeshare interval, fractional ownership, and residential products; and through participation in affiliated partners’ programs, such as those offered by credit card, car rental, and airline companies. Members can redeem points, which we track on their behalf, for stays at most of our hotels, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash. We provide our Loyalty Programs as cross-brand marketing programs to participating properties, with the objective of operating the programs on a break-even basis over the long-term. We collect amounts that we expect will, in the aggregate, approximate the costs of point redemptions and program operating costs over time.
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
The recorded liability related to these programs totaled $4,940 million at year-end 2017 compared to $4,541 million at year-end 2016. We estimate the reasonableness and the value of the future redemption obligations using statistical formulas that project timing of future point redemptions based on historical levels, including an estimate of the “breakage” for points that members will never redeem, and an estimate of the points that members will eventually redeem. A ten percent reduction in the estimate of “breakage” would have increased the estimated year-end 2017 liability by $269 million.
Profit Sharing Plan
We contribute to profit sharing plans for the benefit of employees meeting certain eligibility requirements who elect to participate in the plans. Participating employees specify the percentage of salary deferred. We recognized compensation costs from profit sharing of $119 million in 2017, $91 million in 2016, and $80 million in 2015.
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency of our consolidated and unconsolidated entities operating outside of the U.S. is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date, and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as gains and losses from non-U.S. currency transactions, currently in operating costs and expenses, and those amounted to losses of $11 million in 2017, $4 million in 2016, and $6 million in 2015.
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
For SARs, on the grant date, we use a binomial lattice-based valuation model to estimate the fair value of each stock appreciation right granted. This valuation model uses a range of possible stock price outcomes over the term of the award, discounted back to a present value using a risk-free rate. Because of the limitations with closed-form valuation models, such as the Black-Scholes model, we have determined that this more flexible binomial model provides a better estimate of the fair value of our stock appreciation rights because it considers employee and non-employee director exercise behavior based on changes in the price of our stock and allows us to consider other dynamic assumptions. See Footnote 6 “Share-Based Compensation” for further information.
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
We generally recognize the effect of the tax law changes in the period of enactment. Changes in existing tax laws and rates, their related interpretations, and the uncertainty generated by the current economic environment may affect the amounts of our deferred tax liabilities or the valuations of our deferred tax assets over time. Our accounting for deferred tax consequences represents management’s best estimate of future events that can be appropriately reflected in the accounting estimates. In accordance with SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, we report provisional amounts if we are able to determine a reasonable estimate but do not have the necessary information available, prepared, and analyzed in reasonable detail to complete the accounting for the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). We may revise our estimates as we finalize our accounting during a measurement period of up to one year from the enactment of the 2017 Tax Act.
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. See Footnote 7 “Income Taxes” for further information.
Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We generally collect these receivables within 30 days. We record an accounts receivable reserve when losses are probable, based on an assessment of historical collection activity and current business conditions. Our accounts receivable reserve was $29 million at year-end 2017 and $20 million at year-end 2016.

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
Goodwill
We test goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
In 2017, we elected to change the date for our annual goodwill impairment test from December 31 to October 1 of each year for all reporting units. We made this voluntary change to provide more time to complete our annual goodwill impairment test in advance of our year-end reporting cycle. The change, which we applied prospectively, did not delay, accelerate, or avoid any impairment charge and does not represent a material change in our method of applying ASC 350.
We have had no goodwill impairment charges for the last three fiscal years.
Intangibles and Long-Lived Assets
We assess indefinite-lived intangible assets for potential impairment and continued indefinite use annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Like goodwill, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the fair value, we recognize an impairment loss in the amount of that excess.
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
When we acquire an investment that qualifies for the equity method of accounting, we determine the acquisition date fair value of the identifiable assets and liabilities. If our carrying amount exceeds our proportional share in the equity of the investee, we amortize the difference on a straight-line basis over the underlying assets’ estimated useful lives when calculating equity method earnings attributable to us, excluding the difference attributable to land, which we do not amortize.
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
On a regular basis, we individually assess loans for impairment. We use internally generated cash flow projections to determine if we expect the loans will be repaid under the terms of the loan agreements. If we conclude that it is probable a borrower will not repay a loan in accordance with its terms, we consider the loan impaired and begin recognizing interest income on a cash basis. To measure impairment, we calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated collateral is less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.
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

Self-Insurance Programs
We self-insure for certain levels of liability, workers’ compensation, and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of two percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.
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
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them. See Footnote 3 “Acquisitions and Dispositions” for additional information.
New Accounting Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606). The Financial Accounting Standards Board issued ASU 2014-09, and several related ASUs, which supersede the revenue recognition requirements in Topic 605, as well as most industry-specific guidance, and provide a principles-based, comprehensive framework in Topic 606, Revenue Recognition. ASU 2014-09 also specifies the accounting for some costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. We will use the full retrospective transition method when we adopt ASU 2014-09 in our 2018 first quarter.
We are still assessing the impact that ASU 2014-09 will have on our financial statements and disclosures, but we believe that our recognition of base management fees, ongoing franchise fees, and owned and leased revenues will remain largely unchanged. We expect that the timing of our recognition of gains from the sale of real estate assets will also remain unchanged. Under ASU 2014-09, we will recognize a gain or loss on real estate transactions when control of the asset transfers to the buyer, generally at the time the sale closes. Current guidance requires that we defer gains if we maintain substantial continuing involvement, but we typically do not have real estate sale transactions that require us to defer significant gains.
We currently estimate that the primary effects of ASU 2014-09 and the related ASUs on us will be as follows:

•	We expect to recognize franchise application and relicensing fees over the term of the franchise contract rather than at hotel opening or relicensing.

•
We expect to present the amortization of contract acquisition costs we pay to owners, franchisees, and other customers as a reduction of revenue rather than including such costs in “Depreciation, amortization, and other” on our Income Statements.

•	We expect to capitalize fewer contract acquisition costs, as some of those costs will not meet the capitalization criteria once we adopt ASU 2014-09.

•
We expect to recognize the revenue for certain pre-opening services performed for hotels and some related direct costs over the term of the management or franchise contract rather than during the pre-opening period.

•
We expect to recognize incentive management fees throughout the year to the extent that we determine that it is probable that a significant reversal will not occur due to expected future hotel performance or cash flows. This will result in a different pattern of recognition for incentive management fees from quarter to quarter than under the current guidance, but we do not expect a material impact on the total incentive management fees we will recognize during a full fiscal year.

•
Under the new guidance, we will generally be considered an agent in the transaction when Loyalty Program awards are redeemed. As a result, we will only recognize revenue for the net amount of consideration to which we are entitled for arranging for the redemption award, rather than the gross amount. Under current guidance, we reflect the gross consideration received within the caption “Cost reimbursements” revenue and redemption expenses in the caption “Reimbursed costs.” We expect this change will reduce our “Cost reimbursements” revenue and “Reimbursed costs,” with no impact on our operating or net income. We are still determining other potential impacts to the presentation of our Loyalty Programs in our Income Statements and/or Balance Sheets.

•
We receive fees from our co-brand credit card agreements, a portion of which relates to branding fees that we record in “Franchise fees” in our Income Statements. The remainder of such fees relates to our Loyalty Programs and is recorded in “Cost reimbursements” revenue. We are finalizing the determination of standalone selling price for the identified performance obligations. We expect that the recognition of our co-brand credit card branding fees will remain largely unchanged, but we are still assessing the impact on our “Cost reimbursements” revenue related to the co-brand credit card agreements associated with our Loyalty Programs. The cumulative effect of recognizing the point redemption performance obligation associated with the Loyalty Programs and co-brand credit card agreements may result in an increase to the “Liability for guest loyalty programs.”

•
We expect to recognize temporary timing differences between costs we incur for centralized programs and services and the related reimbursement we receive from hotel owners and franchisees in our operating and net income so that “Cost reimbursements” in any one fiscal period may be higher or lower than “Reimbursed costs.” We operate these programs with the objective of breaking even, and under current guidance, we record any temporary timing differences on our Balance Sheets. We are still assessing the impact that this change will have on our operating and net income, but expect that over time the changes will have no net impact to our retained earnings.

ASU 2016-02 “Leases” (Topic 842). ASU 2016-02 introduces a lessee model that brings substantially all leases onto the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. The standard is effective for us beginning in our 2019 first quarter, and we will be required to use a modified retrospective transition approach, which means that we will apply the provisions of ASU 2016-02 to each lease that existed at the beginning of the earliest comparative period presented in the financial statements, as well as leases entered into after that date. We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures, but we expect that it will have a material effect on our Balance Sheets.
ASU 2016-16 “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales of assets other than inventory when the transfer occurs. Under current GAAP, the tax effects of intercompany sales are deferred until the transferred asset is sold to a third party or otherwise recovered through use. ASU 2016-16 will be effective for us in our 2018 first quarter, and we will be required to use a modified retrospective transition approach with a cumulative-effect adjustment to retained earnings as of the beginning of 2018. We are still assessing the potential impact that the standard will have on our financial statements and disclosures, but we estimate that we will record a cumulative-effect adjustment of approximately $289 million related to the intercompany sale of intangible assets.
New Accounting Standards Adopted
ASU 2016-09 “Stock Compensation” (Topic 718). We adopted ASU 2016-09 in the 2017 first quarter, which involves several aspects of the accounting for share-based payments. The new guidance had the following impacts on our Financial Statements:

•
We now record excess tax benefits (or deficiencies) as income tax benefit (or expense) in our Income Statements. Previously, we recorded excess tax benefits (deficiencies) in additional paid-in-capital in our Balance Sheets. As required, we prospectively applied this amendment in our Income Statements, which resulted in a benefit of $72 million to our provision for income taxes, approximately $0.19 per diluted share, for the year ended December 31, 2017.

•
We now classify excess tax benefits (or deficiencies) along with other income taxes in operating activities in our Statements of Cash Flows. ASU 2016-09 allowed for this amendment to be applied either prospectively or retrospectively. For consistency with our application of ASU 2016-09 in our Income Statements, we applied this amendment prospectively in our Statements of Cash Flows. In 2017, cash from operating activities included $72 million from excess tax benefits. We classified excess tax benefits of $32 million for 2016 and $34 million for 2015 as financing inflows.

•
We now classify cash paid to taxing authorities when we withhold shares for employee tax-withholding purposes as a financing activity. As required, we retrospectively applied this amendment in our Statements of Cash Flows, and accordingly we reclassified cash outflows from operating activities to financing activities of $100 million for 2016 and $85 million for 2015.

ASU 2017-01 “Clarifying the Definition of a Business” (Topic 805). We prospectively adopted ASU 2017-01 in the 2017 first quarter, which clarifies the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. We expect that under this new guidance, our sales of hotel properties will generally qualify as asset disposals, with the result that no goodwill of the reporting unit will be assigned to the carrying value of the asset when calculating the gain or loss on sale.
3.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
2016 Starwood Combination
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
Fair Values of Assets Acquired and Liabilities Assumed. The following table presents our fair value estimates of the assets that we acquired and the liabilities that we assumed on the Merger Date:

($ in millions)	September 23, 2016 (as finalized)
Working capital	$(236)
Property and equipment, including assets held for sale	1,706
Identified intangible assets	7,238
Equity and cost method investments	537
Other noncurrent assets	200
Deferred income taxes, net	(1,464)
Guest loyalty program	(1,638)
Debt	(1,877)
Other noncurrent liabilities	(977)
Net assets acquired	3,489
Goodwill (1)	8,192
$11,681

(1)
Goodwill primarily represents the value that we expect to obtain from synergies and growth opportunities from our combined operations, and it is not deductible for tax purposes. See Footnote 13 “Intangible Assets and Goodwill” for changes in our assignment of goodwill by reportable segment.

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
Pro Forma Results of Operations. We prepared unaudited pro forma information in accordance with applicable accounting standards, assuming we completed the Starwood Combination on January 1, 2015, and using our estimates of the fair values of assets and liabilities as of the Merger Date. Pro forma revenues totaled $22,492 million in 2016, and $21,937 million in 2015. Pro forma net income totaled $1,180 million in 2016, and reflected $113 million of integration costs. Pro forma net income totaled $967 million in 2015, and reflected $397 million of transaction and employee termination costs. These unaudited pro forma results do not reflect any synergies from operating efficiencies, and they are not necessarily indicative of what the actual results of operations of the combined company would have been if the Starwood Combination had occurred on January 1, 2015, nor are they indicative of future results of operations.
Dispositions
In the 2017 fourth quarter, Aramark purchased Avendra LLC, and we received a non-recurring pre-tax gain of $659 million for our 55 percent ownership interest in Avendra, which we reflected in the “Gains and other income, net” caption of our Income Statements. We committed to the owners of the hotels in our system that the benefits derived from Avendra, including any dividends or sale proceeds above our original investment, would be used for the benefit of the hotels in our system. Accordingly, we intend to utilize the net proceeds for the benefit of our system of hotels and are currently developing those plans. Spending under those plans will be expensed in our Income Statements and reduce our profitability in future periods. In conjunction with the sale of Avendra to Aramark, we entered into a new five-year procurement services agreement with Avendra for the benefit of our managed and owned properties in North America.
Since the Merger Date, we have sold the following properties we acquired in the Starwood Combination:

•
In the 2018 first quarter, we sold The Sheraton Buenos Aires Hotel & Convention Center and Park Tower, A Luxury Collection Hotel, Buenos Aires, both Caribbean and Latin America properties, and received $105 million in cash.

•
In the 2017 fourth quarter, we sold the Sheraton Centre Toronto Hotel, a North American Full-Service property that was owned on a long-term ground lease, and received C$335 million ($268 million) in cash.

•	In the 2017 first quarter, we sold the Westin Maui, a North American Full-Service property that was owned on a long-term ground lease, and received $306 million in cash.

•	In the 2016 fourth quarter, we sold The St. Regis San Francisco, a North American Full-Service property, and received $165 million in cash.
Additionally, in the 2017 second quarter, we sold the Charlotte Marriott City Center, a North American Full-Service property, and received $169 million in cash. We recognized a $24 million gain in the “Gains and other income, net” caption of our Income Statements. In the 2016 second quarter, we sold a North American Limited-Service segment plot of land and received $46 million in cash.

Planned Dispositions
At year-end 2017, we held $149 million of assets classified as “Assets held for sale” on our Balance Sheets related to the two Buenos Aires properties we sold in the 2018 first quarter, two Asia Pacific properties, and the remaining Miami Beach EDITION residences.
4.    MERGER-RELATED COSTS AND CHARGES
The following table presents pre-tax merger-related costs and other charges that we incurred in connection with the Starwood Combination.

($ in millions)	2017	2016	2015
Merger-related costs and charges
Transaction costs	$17	$53	$—
Employee termination costs	11	241	—
Integration costs	131	92	—
	159	386	—
Interest expense	—	22	—
	$159	$408	$—
Transaction costs represent costs related to the planning and execution of the Starwood Combination, primarily for financial advisory, legal, and other professional service fees. Employee termination costs represent charges and adjustments for employee severance, retention, and other termination related benefits. Integration costs primarily represent integration employee salaries and share-based compensation, change management consultants, and technology-related costs. Merger-related interest expense in 2016 reflects costs that we incurred for a bridge term loan facility commitment and incremental interest expense for debt incurred related to the Starwood Combination.
In connection with the Starwood Combination, we initiated a restructuring program to achieve cost synergies from our combined operations. We did not allocate costs associated with our restructuring program to any of our business segments. The following table presents our restructuring reserve activity during 2017:

($ in millions)	Liability for employee termination costs
Balance at year-end 2016	$192
Charges	8
Cash payments	(120)
Adjustments (1)	(13)
Balance at year-end 2017, classified in “Accrued expenses and other”	$67

(1)	Adjustments primarily reflect the reversal of charges for certain employees who accepted other positions at the Company or resigned and the impact of cumulative translation adjustments.
5.    EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

(in millions, except per share amounts)	2017	2016	2015
Computation of Basic Earnings Per Share
Net income	$1,372	$780	$859
Shares for basic earnings per share	375.2	290.9	267.3
Basic earnings per share	$3.66	$2.68	$3.22
Computation of Diluted Earnings Per Share
Net income	$1,372	$780	$859
Shares for basic earnings per share	375.2	290.9	267.3
Effect of dilutive securities
Share-based compensation	4.7	4.8	5.5
Shares for diluted earnings per share	379.9	295.7	272.8
Diluted earnings per share	$3.61	$2.64	$3.15

6.    SHARE-BASED COMPENSATION
We award: (1) restricted stock units (“RSUs”) of our common stock; (2) stock appreciation rights (“SARs”) for our common stock; (3) stock options to purchase our common stock; and (4) deferred stock units. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports.
We recorded share-based compensation expense of $181 million in 2017, $212 million in 2016, and $113 million in 2015. Deferred compensation costs for unvested awards totaled $168 million at year-end 2017 and $192 million at year-end 2016. As of year-end 2017, we expect to recognize deferred compensation expense over a weighted average period of two years.
RSUs and PSUs
We granted RSUs in 2017 to certain officers, key employees, and non-employee directors, and those units vest generally over four years in equal annual installments commencing one year after the grant date. Upon vesting, RSUs convert to shares of our common stock which we distribute from treasury shares. We granted PSUs in 2017 to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period.
We had deferred compensation costs for RSUs of approximately $164 million at year-end 2017 and $188 million at year-end 2016. The weighted average remaining term for RSUs outstanding at year-end 2017 was two years.
The following table provides additional information on RSUs for the last three fiscal years:

	2017	2016	2015
Share-based compensation expense (in millions)	$172	$204	$103
Weighted average grant-date fair value (per RSU)	$85	$66	$78
Aggregate intrinsic value of distributed RSUs (in millions)	$322	$190	$195
The following table presents the changes in our outstanding RSUs during 2017 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2016	7.4	$61
Granted (1)	1.9	85
Distributed	(3.5)	59
Forfeited	(0.2)	72
Outstanding at year-end 2017	5.6	$71

(1)	Includes 0.2 million PSUs.
SARs
We may grant SARs to officers and key employees (“Employee SARs”) and to directors (“Director SARs”). Employee SARs expire ten years after the grant date and both vest and may be exercised in four equal annual installments commencing one year following the grant date. Director SARs generally expire ten years after the date of grant and vest upon grant; however, they are generally not exercisable until one year after grant. On exercise of SARs, holders receive the number of shares of our common stock equal to the number of SARs that are being exercised multiplied by the quotient of (a) the stock price on the date of exercise minus the exercise price, divided by (b) the stock price on the date of exercise.
We recognized compensation expense for Employee SARs and Director SARs of $9 million in 2017, $8 million in 2016, and $7 million in 2015. We had deferred compensation costs related to SARs of approximately $4 million in 2017 and $4 million in 2016.

The following table presents the changes in our outstanding SARs during 2017 and the associated weighted average exercise prices:

	Number of SARs (in millions)	Weighted Average Exercise Price
Outstanding at year-end 2016	4.6	$40
Granted	0.3	88
Exercised	(1.2)	33
Outstanding at year-end 2017	3.7	$47
The following tables show the number of Employee SARs and Director SARs we granted in the last three fiscal years, the associated weighted average exercise prices, and the associated weighted average grant-date fair values:

	2017	2016	2015
Employee SARs
Employee SARs granted (in millions)	0.3	0.4	0.3
Weighted average exercise price (per SAR)	$88	$67	$83
Weighted average grant-date fair value (per SAR)	$30	$22	$26
Director SARs
Director SARs granted	—	3,507	2,773
Weighted average exercise price (per SAR)	$—	$69	$80
Weighted average grant-date fair value (per SAR)	$—	$23	$29
Outstanding SARs had total intrinsic values of $329 million at year-end 2017 and $196 million at year-end 2016. Exercisable SARs had total intrinsic values of $289 million at year-end 2017 and $179 million at year-end 2016. SARs exercised during 2017 had total intrinsic values of $80 million, and SARs exercised in 2016 had total intrinsic values of $58 million.
We used the following assumptions to determine the fair value of the SARs we granted to employees and non-employee directors in 2017, 2016, and 2015:

	2017	2016	2015
Expected volatility	30.9%	30.4%	29.9%
Dividend yield	1.3%	1.3%	1.0%
Risk-free rate	2.4%	1.7 - 2.4%	1.9 - 2.3%
Expected term (in years)	8	8 - 10	6 - 10
In making these assumptions, we base expected volatility on the historical movement of the Company’s stock price. We base risk-free rates on the corresponding U.S. Treasury spot rates for the expected duration at the date of grant, which we convert to a continuously compounded rate. The dividend yield assumption takes into consideration both historical levels and expectations of future dividend payout. The weighted average expected terms for SARs are an output of our valuation model which utilizes historical data in estimating the time period that the SARs are expected to remain unexercised. We calculate the expected terms for SARs for separate groups of retirement eligible and non-retirement eligible employees and non-employee directors. Our valuation model also uses historical data to estimate exercise behaviors, which include determining the likelihood that employees will exercise their SARs before expiration at a certain multiple of stock price to exercise price.
Other Information
At year-end 2017, we had 32 million remaining shares authorized under the Stock Plan and Starwood LTIP.
7.    INCOME TAXES
The components of our earnings before income taxes for the last three fiscal years consisted of:

($ in millions)	2017	2016	2015
U.S.	$1,983	$813	$896
Non-U.S.	853	371	359
	$2,836	$1,184	$1,255

Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2017	2016	2015
Current	-U.S. Federal	$(1,253)	$(203)	$(167)
	-U.S. State	(152)	(41)	(40)
	-Non-U.S.	(178)	(56)	(50)
		(1,583)	(300)	(257)

Deferred	-U.S. Federal	107	(61)	(131)
	-U.S. State	(26)	(14)	(7)
	-Non-U.S.	38	(29)	(1)
		119	(104)	(139)
		$(1,464)	$(404)	$(396)
In 2017, our tax provision included an excess tax benefit of $72 million related to the vesting or exercise of share-based awards. Our tax provision did not reflect excess tax benefits of $32 million in 2016 and $34 million in 2015, as these periods were before our adoption of ASU 2016-09. In our Statements of Cash Flows, we presented excess tax benefits as financing cash flows before our adoption of ASU 2016-09.
Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2015 to the end of 2017:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2015	$10
Change attributable to tax positions taken during the current period	15
Decrease attributable to settlements with taxing authorities	—
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2015	24
Additions from Starwood Combination	387
Change attributable to tax positions taken in prior years	(3)
Change attributable to tax positions taken during the current period	16
Decrease attributable to settlements with taxing authorities	(2)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2016	421
Change attributable to tax positions taken in prior years	12
Change attributable to tax positions taken during the current period	87
Decrease attributable to settlements with taxing authorities	(28)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2017	$491
These unrecognized tax benefits reflect the following year-over-year changes: (1) a $70 million increase in 2017, largely attributable to a federal tax issue related to the 2017 Tax Act; (2) a $397 million increase in 2016, largely attributable to Legacy-Starwood unrecognized tax benefits assumed in the Starwood Combination; and (3) a $14 million increase in 2015, largely attributable to a U.S. federal tax issue regarding transfer pricing.
Our unrecognized tax benefit balances included $385 million at year-end 2017, $288 million at year-end 2016, and $15 million at year-end 2015 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that we will settle $83 million of unrecognized tax benefits within the next twelve months. This includes $59 million of U.S. federal issues that are currently in appeals, $20 million of state and non-U.S. audits we expect to resolve in 2018, and $3 million related to issues for which statutes of limitations will expire in 2018. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. Related interest totaled $24 million in 2017, $8 million in 2016, and $3 million in 2015.

We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of year-end 2017, we have settled all issues for tax years through 2013 for Marriott and through 2006 for Starwood. In the 2018 first quarter, we settled all issues for Starwood through 2009. Our Marriott 2014 and 2015 tax year audits are substantially complete, and our Marriott 2016 tax year audit is currently ongoing. Starwood is currently under audit by the IRS for years 2010 through 2012. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
Deferred Income Taxes
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry-forwards. We state those balances at the enacted tax rates we expect will be in effect when we pay or recover the taxes. Deferred income tax assets represent amounts available to reduce income taxes we will pay on taxable income in future years. We evaluate our ability to realize these future tax deductions and credits by assessing whether we expect to have sufficient future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies to utilize these future deductions and credits. We establish a valuation allowance when we no longer consider it more likely than not that a deferred tax asset will be realized.
The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of year-end 2017 and year-end 2016:

($ in millions)	At Year-End 2017	At Year-End 2016
Deferred Tax Assets
Employee benefits	$274	$430
Net operating loss carry-forwards	375	320
Accrued expenses and other reserves	145	204
Receivables, net	29	134
Tax credits	27	79
Frequent guest program	12	42
Deferred income	14	20
Self-insurance	12	15
Other	—	32
Deferred tax assets	888	1,276
Valuation allowance	(313)	(249)
Deferred tax assets after valuation allowance	575	1,027
Deferred Tax Liabilities
Joint venture interests	(43)	(8)
Property and equipment	(47)	(199)
Intangibles	(963)	(1,724)
Other	(33)	—
Deferred tax liabilities	(1,086)	(1,931)
Net deferred taxes	$(511)	$(904)
Our valuation allowance is attributable to non-U.S. and U.S. state net operating loss carry forwards. During 2017, our valuation allowance increased primarily due to current year net operating losses in Luxembourg.
At year-end 2017, we had approximately $12 million of tax credits that will expire through 2025 and $15 million of tax credits that do not expire. We recorded $6 million of net operating loss benefits in 2017 and $5 million in 2016. At year-end 2017, we had approximately $2,250 million of primarily state and foreign net operating losses, of which $1,346 million will expire through 2037.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2017	2016	2015
U.S. statutory tax rate	35.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	3.1	2.9	2.9
Non-U.S. income	(7.8)	(6.8)	(5.2)
Change in valuation allowance	2.1	0.3	1.2
Change in uncertain tax positions	2.3	1.5	0.4
Change in U.S. tax rate	(5.6)	0.0	0.0
Transition Tax on foreign earnings	23.9	0.0	0.0
Excess tax benefits related to equity awards	(2.5)	0.0	0.0
Other, net	1.1	1.2	(2.8)
Effective rate	51.6%	34.1%	31.5%
The non-U.S. income tax benefit presented in the table above includes a tax rate incentive in Singapore, a deemed interest deduction in Switzerland, and tax-exempt income earned from certain operations in Luxembourg, which collectively represented (6.2)% in 2017, (7.4)% in 2016, and (4.8)% in 2015. We included the impact of these items in the foreign tax rate differential line above because we consider them to be equivalent to a reduction of the statutory tax rates in these jurisdictions. Pre-tax income in Switzerland, Singapore, and Luxembourg totaled $576 million in 2017, $271 million in 2016, and $182 million in 2015.
Other Information
We paid cash for income taxes, net of refunds of $636 million in 2017, $293 million in 2016, and $218 million in 2015.
Tax Cuts and Jobs Act of 2017
The 2017 Tax Act was enacted on December 22, 2017, and significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations that were not previously required by U.S. tax law, significant judgments in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that differs from our interpretation.
Although we have not completed our accounting for the effects of the 2017 Tax Act, we have where possible made reasonable estimates of the 2017 Tax Act’s effects on our existing deferred tax balances and the one-time transition tax, as described below. In cases where we have not been able to make reasonable estimates of the impact of the 2017 Tax Act, as described below, we continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately before enactment of the 2017 Tax Act. In all cases, we will continue to refine our calculations as we complete additional analyses. As we complete our analysis, collect and prepare necessary data, and interpret any additional regulatory or accounting guidance, we may make adjustments to the provisional amounts we have recorded during a measurement period of up to one year from the enactment of the 2017 Tax Act that could materially impact our provision for income taxes in the periods in which we make such adjustments.
Our provisional estimate of the impact of the 2017 Tax Act resulted in an increase of $586 million to our 2017 income tax provision due to the one-time transition tax, partially offset by a benefit from the reduction of the U.S. federal corporate tax rate, as described below.
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we recorded a provisional estimated net tax benefit of $159 million for our year-end deferred tax assets and liabilities. While we have made a reasonable estimate of the impact of the federal corporate tax rate reduction, that estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax. The Deemed Repatriation Transition Tax (“Transition Tax”) is a new one-time tax on previously untaxed earnings and profits (“E&P”) of certain of our foreign subsidiaries accumulated post-1986 through year-

end 2017. In addition to U.S. federal income taxes, the deemed repatriation of such E&P may result in additional state income taxes in some of the U.S. states in which we operate. We recorded a provisional estimated federal and state Transition Tax expense of $745 million in 2017. This estimate could change as we finalize our calculations and inputs, including the determination of untaxed post-1986 E&P and amounts held in cash or other specified assets.
The 2017 Tax Act does not provide for additional income taxes for any remaining undistributed foreign earnings not subject to the Transition Tax, or for any additional outside basis differences inherent in foreign entities, as these amounts continue to be indefinitely reinvested in those foreign operations. Substantially all our unremitted foreign earnings that have not been previously taxed have now been subjected to U.S. taxation under the Transition Tax. We have made no additional provision for U.S. income taxes or additional non-U.S. taxes on the remaining unremitted accumulated earnings of non-U.S. subsidiaries. It is not practical at this time to determine the income tax liability related to any remaining undistributed earnings or additional basis difference not subject to the Transition Tax.
State net operating losses and valuation allowances. We must assess whether our state net operating loss valuation allowances are affected by various aspects of the 2017 Tax Act. As discussed above, we have recorded provisional amounts related to the state income taxes for certain portions of the 2017 Tax Act, but we have not completed our analysis for the states where we have net operating loss carryovers and valuation allowances. Because we have not yet completed our determination of the need for, or any change in, any valuation allowance, we have not yet recorded any change to valuation allowances as a result of the 2017 Tax Act.
The 2017 Tax Act also included a new provision designed to tax global intangible low-taxed income (“GILTI”). Under U.S. GAAP, we may make an accounting policy election to either (1) treat any taxes on GILTI inclusions as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). We have not yet adopted either accounting policy because we have not completed our analysis of this provision.
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at year-end 2017 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$130	$18
Operating profit	237	110
Other	10	2
	$377	$130
Our liability at year-end 2017 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $3 million of “Accrued expenses and other” and $127 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $6 million of debt service guarantees, $40 million of operating profit guarantees, and $2 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
In conjunction with financing obtained for specific projects or properties owned by us or joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Contingent Purchase Obligations
Times Square EDITION. We granted the lenders the right, upon an uncured event of default by the hotel owner under, and an acceleration of, the mortgage loan, to require us to purchase the hotel component of the property for $315 million during a period of 2 years after opening, which the lenders may extend for up to 3 years to complete foreclosure if the loan has been accelerated and certain other conditions are met. We accounted for this contingent purchase obligation as a guarantee, and our recorded liability at year-end 2017 was $2 million.
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the underlying fee simple interest in the land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at year-end 2017 was $57 million.
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
Commitments
At year-end 2017, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
We have a right and, under certain circumstances, an obligation to acquire our joint venture partner’s remaining interests in two joint ventures over the next four years at a price based on the performance of the ventures. In conjunction with this contingent obligation, we advanced $20 million (€15 million) in deposits, $13 million (€11 million) of which are remaining. The amounts on deposit are refundable to the extent that we do not acquire our joint venture partner’s remaining interests.

•	A commitment to invest $25 million of equity for a non-controlling interest in a joint venture that plans to develop a North American Full-Service hotel, which we expect to fund in 2018.

•
A commitment to invest up to $10 million of equity for a non-controlling interest in a partnership that evaluates investment opportunities in travel-related emerging technology companies, which we expect to fund in 2018.

•	Various loan commitments totaling $26 million, of which we expect to fund $15 million in 2018 and $10 million thereafter. We do not expect to fund the remaining commitment.

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $366 million. We expect to purchase goods and services subject to these commitments as follows: $188 million in 2018, $125 million in 2019, $49 million in 2020, and $4 million thereafter.

•	Several commitments aggregating $49 million, which we do not expect to fund.
Letters of Credit
At year-end 2017, we had $162 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote 11 “Long-Term Debt”), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2017, totaled $155 million, most of which state governments requested in connection with our self-insurance programs.
Other Contingencies
In connection with the Starwood Combination, we continue to assess various regulatory compliance matters at several foreign Legacy-Starwood locations, including compliance with the U.S. Foreign Corrupt Practices Act. The results of this assessment may give rise to contingencies that could require us to accrue expenses. While any such amounts are not currently estimable, we continue to evaluate potential contingencies as we gather more information.

9.    LEASES
The following table presents our future minimum lease obligations for which we are the primary obligor as of year-end 2017:

($ in millions)	Operating Leases	Capital Leases
2018	$187	$13
2019	187	14
2020	167	14
2021	143	13
2022	154	14
Thereafter	1,454	178
Total minimum lease payments where we are the primary obligor	$2,292	$246
Less: Amount representing interest		75
Present value of minimum lease payments		$171
Most leases have initial terms of up to 20 years, contain one or more renewals at our option, generally for five- or 10-year periods, and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on operating performance of the leased property.
The following table details the composition of rent expense for operating leases for the last three years:

($ in millions)	2017	2016	2015
Minimum rentals	$194	$150	$138
Additional rentals	85	67	65
	$279	$217	$203
10.    SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The following table summarizes the activity in our self-insurance reserve for losses and loss adjustment expenses as of year-end 2017 and 2016:

($ in millions)	2017	2016
Balance at beginning of year	$522	$416
Less: Reinsurance recoverable	(3)	(3)
Net balance at beginning of year	519	413
Assumed in the Starwood Combination	—	91
Incurred related to:
Current year	163	140
Prior years	(46)	(20)
Total incurred	117	120
Paid related to:
Current year	(30)	(26)
Prior years	(74)	(79)
Total paid	(104)	(105)
Net balance at end of year	532	519
Add: Reinsurance recoverable	3	3
Balance at end of year	$535	$522

Current portion classified in “Accrued expenses and other”	$146	$142
Noncurrent portion classified in “Other noncurrent liabilities”	389	380
	$535	$522
Our current year provision for incurred losses increased by $23 million, primarily due to the inclusion of Legacy-Starwood properties for the full year 2017. We decreased our provision for incurred losses for prior years by $46 million in

2017 and by $20 million in 2016 because of changes in estimates from insured events from prior years due to changes in underwriting experience and frequency and severity trends.

11.	LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2017 and 2016:

($ in millions)	At Year-End 2017	At Year-End 2016
Senior Notes:
Series I Notes, interest rate of 6.4%, face amount of $293, matured June 15, 2017 (effective interest rate of 6.5%)	$—	$293
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	598	597
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	347
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	397	396
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	447	446
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	345	344
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	744	742
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	743	742
Series S Notes, interest rate of 6.8%, face amount of $324, maturing May 15, 2018 (effective interest rate of 1.7%)	330	346
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	197	206
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	337	340
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	292	293
Commercial paper	2,371	2,311
Credit Facility	—	—
Capital lease obligations	171	173
Other	279	291
	$8,238	$8,506
Less: Current portion of long-term debt	(398)	(309)
	$7,840	$8,197
All our long-term debt is recourse to us but unsecured. All the Senior Notes shown in the table above are our unsecured and unsubordinated obligations, which rank equally with our other Senior Notes and all other unsecured and unsubordinated indebtedness that we have issued or will issue from time to time, and are governed by the terms of an indenture, dated as of November 16, 1998, between us and The Bank of New York Mellon (formerly The Bank of New York), as trustee. We may redeem some or all of each series of the Senior Notes before maturity under the terms provided in the applicable form of Senior Note.
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

The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt as of year-end 2017:

Debt Principal Payments ($ in millions)	Amount
2018	$398
2019	843
2020	365
2021	3,233
2022	1,114
Thereafter	2,285
Balance at year-end 2017	$8,238
We paid cash for interest, net of amounts capitalized, of $234 million in 2017, $165 million in 2016, and $114 million in 2015.
12. PENSION AND OTHER POSTRETIREMENT BENEFITS
We sponsor numerous funded and unfunded domestic and international defined benefit pension plans. All defined benefit plans covering U.S. employees are frozen, meaning that employees do not accrue additional benefits. Certain plans covering non-U.S. employees remain active. We also sponsor the Starwood Retiree Welfare Program, which provides health care and life insurance benefits for certain eligible retired employees.
Effective December 7, 2015, the trustees of certain of our international pension plans located in the U.K. entered into a “Buy-In” agreement with Legal & General Assurance Society Limited (“LGAS”) to transfer the benefit obligations under these plans to LGAS. We expect that certain of these plans will move from a “Buy-in” to a “Buy-out” status during 2018, at which point we will complete the transfer of the benefit obligations to LGAS.
The following tables show changes in plan assets and accumulated benefit obligations and the funded status of our defined benefit pension and other postretirement benefit plans at year-end 2017 and 2016:

	Domestic Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
($ in millions)	2017	2016	2017	2016	2017	2016
Plan Assets
Beginning fair value of plan assets (1)	$—	$—	$262	$278	$—	$—
Actual return on plan assets, net of expenses	—	—	29	(10)	—	—
Employer contribution	2	1	2	2	1	—
Effect of foreign exchange rates	—	—	10	(6)	—	—
Benefits paid	(2)	(1)	(9)	(2)	(1)	—
Ending fair value of plan assets	$—	$—	$294	$262	$—	$—
Accumulated Benefit Obligations
Beginning benefit obligations (1)	$21	$23	$229	$251	$15	$16
Interest cost	1	—	8	2	—	—
Actuarial loss (gain)	1	(1)	10	(17)	—	(1)
Effect of foreign exchange rates	—	—	8	(5)	—	—
Benefits paid	(2)	(1)	(9)	(2)	(1)	—
Ending accumulated benefit obligations	$21	$21	$246	$229	$14	$15
Funded Status
Overfunded (underfunded) at year-end	$(21)	$(21)	$48	$33	$(14)	$(15)

(1)	Beginning balances in 2016 represent assets acquired and liabilities assumed on the Merger Date.

The following table shows the classification of overfunded and (underfunded) amounts in our Balance Sheets at year-end 2017 and 2016:

($ in millions)	At Year-End 2017	At Year-End 2016
Other noncurrent assets	$56	$40
Accrued expenses and other	(3)	(3)
Other noncurrent liabilities	(40)	(40)
	$13	$(3)
The following table shows the benefit obligations for pension plans with accumulated benefit obligations that exceed the fair value of plan assets:

	Domestic Pension Benefits		Foreign Pension Benefits
($ in millions)	2017	2016	2017	2016
Projected benefit obligation	$21	$21	$8	$7
Accumulated benefit obligation	21	21	7	7
Fair value of plan assets	—	—	—	—
The weighted average assumptions used to determine benefit obligations at year-end 2017 and 2016 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016	2017	2016
Discount rate	3.50%	3.75%	3.30%	3.54%	3.50%	3.74%
Rate of compensation increase (1)	n/a	n/a	3.02%	3.02%	n/a	n/a

(1)
Rate of compensation increase is not applicable to domestic pension benefits as all domestic plans are frozen and do not accrue additional benefits, or to other postretirement benefits as it is not an input in the benefit obligation determination.

Our investment objectives for plan assets are to minimize asset value volatility and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 31% debt securities, 31% equity securities, and 38% other. We consider several factors in assessing the expected return on plan assets, including current and expected allocation of plan assets, investment strategy, historical rates of return and our expectations, as well as investment expert expectations, for investment performance over approximately a ten-year period.
The following tables present our fair value hierarchy of plan assets at year-end 2017 and 2016:

	At Year-End 2017				At Year-End 2016
($ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$86	$—	$—	$86	$79	$—	$—	$79
Collective trusts	—	1	101	102	—	1	93	94
Equity index trusts	94	—	—	94	77	—	—	77
Money markets	1	9	—	10	1	9	—	10
Bond index funds	—	2	—	2	—	2	—	2
	$181	$12	$101	$294	$157	$12	$93	$262
The collective trust assets include investments in insurance contracts, which we valued using significant unobservable inputs, including plan specific data and bond interest rates. We value all other assets using quoted market prices in active markets or other observable inputs.

The following table shows our expected future pension and other postretirement benefit plan payments for the next ten years:

($ in millions)	Domestic Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits	Total
2018	$2	$17	$1	$20
2019	2	10	1	13
2020	2	10	1	13
2021	2	11	1	14
2022	2	11	1	14
2023-2027	7	59	5	71
13.    INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2017 and 2016:

($ in millions)	At Year-End 2017	At Year-End 2016
Definite-lived Intangible Assets
Contract acquisition costs and other	$3,530	$3,276
Accumulated amortization	(579)	(447)
	2,951	2,829
Indefinite-lived Intangible Brand Assets	5,854	6,441
	$8,805	$9,270
We capitalize both direct and incremental costs that we incur to acquire management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. Our amortization expense totaled $185 million in 2017, $87 million in 2016, and $65 million in 2015. We estimate that our aggregate amortization expense will be $180 million for each of the next five fiscal years.
The following table details the carrying amount of our goodwill at year-end 2017 and 2016:

($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total Goodwill
Year-end 2016 balance:
Goodwill	$2,905	$1,558	$1,572	$1,617	$7,652
Accumulated impairment losses	—	(54)	—	—	(54)
	2,905	1,504	1,572	1,617	7,598

Adjustments (1)	$664	$255	$276	$223	$1,418
Foreign currency translation	16	10	80	85	191

Year-end 2017 balance:
Goodwill	$3,585	$1,823	$1,928	$1,925	$9,261
Accumulated impairment losses	—	(54)	—	—	(54)
	$3,585	$1,769	$1,928	$1,925	$9,207

(1)	The table reflects adjustments to our goodwill from the Starwood Combination during the measurement period.

14.    PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2017 and 2016:

($ in millions)	At Year-End 2017	At Year-End 2016
Land	$601	$654
Buildings and leasehold improvements	1,052	1,352
Furniture and equipment	1,121	1,159
Construction in progress	116	155
	2,890	3,320
Accumulated depreciation	(1,097)	(985)
	$1,793	$2,335
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $231 million in 2017, $157 million in 2016, and $132 million in 2015 (of which $125 million in 2017, $76 million in 2016, and $58 million in 2015 was included in reimbursed costs). Fixed assets attributed to operations located outside the U.S. were $705 million in 2017 and $1,000 million in 2016.
15.    NOTES RECEIVABLE
The following table presents the composition of our notes receivable balances, net of reserves and unamortized discounts, at year-end 2017 and 2016:

($ in millions)	At Year-End 2017	At Year-End 2016
Senior, mezzanine, and other loans	$149	$248
Less: Current portion	(7)	(3)
	$142	$245
We did not have any past due notes receivable amounts at the end of either 2017 or 2016. The unamortized discounts for our notes receivable were $19 million at year-end 2017 and $22 million at year-end 2016.
The following table presents the expected future principal payments, net of reserves and unamortized discounts, as well as interest rates for our notes receivable as of year-end 2017:

Notes Receivable Principal Payments ($ in millions)	Amount
2018	$7
2019	35
2020	14
2021	23
2022	5
Thereafter	65
Balance at year-end 2017	$149
Weighted average interest rate at year-end 2017	5.4%
Range of stated interest rates at year-end 2017	0 - 18%

At year-end 2017, our recorded investment in impaired senior, mezzanine, and other loans was $95 million, and we had a $72 million allowance for credit losses, leaving $23 million of exposure to our investment in impaired loans. At year-end 2016, our recorded investment in impaired senior, mezzanine, and other loans was $74 million, and we had a $57 million allowance for credit losses, leaving $17 million of exposure to our investment in impaired loans. Our average investment in impaired senior, mezzanine, and other loans totaled $84 million during 2017, $73 million during 2016, and $67 million during 2015.

16.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2017		At Year-End 2016
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$142	$130	$245	$231
Total noncurrent financial assets	$142	$130	$245	$231

Senior Notes	$(5,087)	$(5,126)	$(5,438)	$(5,394)
Commercial paper	(2,371)	(2,371)	(2,311)	(2,311)
Other long-term debt	(217)	(221)	(280)	(284)
Other noncurrent liabilities	(178)	(178)	(59)	(59)
Total noncurrent financial liabilities	$(7,853)	$(7,896)	$(8,088)	$(8,048)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote 11 “Long-Term Debt,” even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2017 and year-end 2016, we determined that the carrying value of our commercial paper approximated fair value due to the short maturity. Our other noncurrent liabilities largely consist of guarantees. As we note in the “Guarantees” caption of Footnote 2 “Summary of Significant Accounting Policies,” we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2017 and year-end 2016, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Footnote 2 “Summary of Significant Accounting Policies” for more information on the input levels we use in determining fair value.

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table details the accumulated other comprehensive income (loss) activity for 2017, 2016, and 2015:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2014	$(72)	$(9)	$11	$—	$(70)
Other comprehensive (loss) income before reclassifications (1)	(123)	10	(7)	—	(120)
Amounts reclassified from accumulated other comprehensive loss	3	(9)	—	—	(6)
Net other comprehensive (loss) income	(120)	1	(7)	—	(126)
Balance at year-end 2015	$(192)	$(8)	$4	$—	$(196)
Other comprehensive (loss) income before reclassifications (1)	(311)	1	2	5	(303)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	—	2
Net other comprehensive (loss) income	(311)	3	2	5	(301)
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	478	(14)	(2)	7	469
Amounts reclassified from accumulated other comprehensive loss	2	9	—	—	11
Net other comprehensive income (loss)	480	(5)	(2)	7	480
Balance at year-end 2017	$(23)	$(10)	$4	$12	$(17)

(1)
Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes (losses) gains on intra-entity foreign currency transactions that are of a long-term investment nature of $(147) million for 2017, $69 million for 2016, and $48 million for 2015.

18.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium brands located in the U.S. and Canada;

•	North American Limited-Service, which includes our Select brands located in the U.S. and Canada; and

•	Asia Pacific, which includes all brand tiers in our Asia Pacific region.
The following operating segments do not meet the applicable accounting criteria for separate disclosure as reportable business segments: Caribbean and Latin America, Europe, and Middle East and Africa. We present these operating segments together as “Other International” in the tables below.
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate” represents a portion of our revenues, including license fees we receive from our credit card programs and fees from vacation ownership licensing agreements, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. In 2016, “Unallocated corporate” also included the impact of Legacy-Starwood operations for the eight days ended September 30, 2016, as we did not allocate Legacy-Starwood’s results to our segments for the period between the Merger Date and the end of the 2016 third quarter.
Our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), monitors assets for the consolidated company, but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues

($ in millions)	2017	2016	2015
North American Full-Service	$14,300	$10,376	$8,825
North American Limited-Service	4,002	3,561	3,193
Asia Pacific	1,344	761	516
Other International	2,658	1,875	1,684
Unallocated corporate	590	499	268
Total consolidated revenues	$22,894	$17,072	$14,486
Revenues attributed to operations located outside the U.S. were $4,840 million in 2017, $3,181 million in 2016, and $2,761 million in 2015.
Segment Profits

($ in millions)	2017	2016	2015
North American Full-Service	$1,182	$777	$561
North American Limited-Service	816	698	651
Asia Pacific	345	176	98
Other International	386	231	194
Unallocated corporate	357	(499)	(111)
Interest expense, net of interest income	(250)	(199)	(138)
Income taxes	(1,464)	(404)	(396)
Net income	$1,372	$780	$859
Segment profits attributed to operations located outside the U.S. were $852 million in 2017, $462 million in 2016, and $329 million in 2015. The 2017 segment profits consisted of segment profits of $345 million from Asia Pacific, $212 million from Europe, $111 million from the Caribbean and Latin America, $63 million from the Middle East and Africa, and $121 million from other locations.
Depreciation and Amortization

($ in millions)	2017	2016	2015
North American Full-Service	$111	$67	$55
North American Limited-Service	26	23	21
Asia Pacific	36	12	5
Other International	87	45	35
Unallocated corporate	30	21	23
	$290	$168	$139
Capital Expenditures

($ in millions)	2017	2016	2015
North American Full-Service	$21	$35	$120
North American Limited-Service	10	7	7
Asia Pacific	12	1	11
Other International	42	38	75
Unallocated corporate	155	118	92
	$240	$199	$305

19.    RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management services and receive fees. We also have equity method investments in entities that provide management and/or franchise services to hotels and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities.
The following tables present financial data resulting from transactions with these related parties:
Income Statement Data

($ in millions)	2017	2016	2015
Base management fees	$28	$18	$15
Incentive management fees	15	10	3
Owned, leased, and other revenue	2	—	1
Cost reimbursements	360	193	197
Total revenue	$405	$221	$216

Reimbursed costs	$(360)	$(193)	$(197)
Depreciation, amortization, and other	(5)	(2)	(2)
General, administrative, and other	(1)	—	(1)
Gains and other income, net	658	1	—
Interest income	4	5	5
Equity in earnings	39	10	16
Balance Sheet Data

($ in millions)	At Year-End 2017	At Year-End 2016
Current assets
Accounts and notes receivable, net	$42	$27
Prepaid expenses and other	1	1
Intangible assets
Contract acquisition costs and other	48	23
Equity method investments	734	723
Deferred tax assets	—	6
Other noncurrent assets	17	17
Current liabilities
Accounts payable	(11)	(4)
Accrued expenses and other	(18)	(22)
Deferred tax liabilities	(41)	(56)
Other noncurrent liabilities	(2)	(4)
Undistributed earnings attributable to our equity method investments represented approximately $15 million of our consolidated retained earnings at year-end 2017.

Summarized Financial Information for Investees
The following tables present summarized financial information for the entities in which we have equity method investments:

($ in millions)	2017	2016 (1)	2015
Sales	$1,176	$747	$615
Net income	$222	$101	$44

($ in millions)	At Year-End 2017	At Year-End 2016
Assets (primarily composed of hotel real estate managed by us)	$2,234	$2,249
Liabilities	$1,649	$1,677

(1)	2016 sales and net income for entities in which we acquired an investment through the Starwood Combination are for the period from the Merger Date to year-end 2016.
The carrying amount of our equity method investments was $734 million at year-end 2017 and $723 million at year-end 2016. This value exceeded our share of the book value of the investees' net assets by $441 million at year-end 2017 and $491 million at year-end 2016, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees.
Other Related Parties
We received management fees of approximately $13 million in 2017, $13 million in 2016, and $13 million in 2015, plus reimbursement of certain expenses, from our operation of properties owned by JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, and other members of the Marriott family.
20.    RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 84 lodging properties at year-end 2017 and 87 lodging properties at year-end 2016 that we operated or franchised. Over the last three years, we recognized revenues, including cost reimbursements revenue, of $2,645 million in 2017, $1,991 million in 2016, and $1,888 million in 2015 from those lodging properties, and included those revenues in our North American Full-Service and North American Limited-Service reportable business segments, and our Caribbean and Latin America and Europe operating segments.
Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. Host was affiliated with eight such properties at year-end 2017 and eight such properties at year-end 2016. We recognized revenues, including cost reimbursements revenue, of $113 million in 2017, $98 million in 2016, and $103 million in 2015 from those lodging properties, and included those revenues in our North American Full-Service reportable business segment and our Europe operating segment.

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Fiscal Year
Revenues	$5,561	$5,795	$5,663	$5,875		$22,894
Operating income	$537	$620	$632	$570		$2,359
Net income	$365	$414	$392	$201	(2)	$1,372
Basic earnings per share (1)	$0.95	$1.09	$1.05	$0.55		$3.66
Diluted earnings per share (1)	$0.94	$1.08	$1.04	$0.54		$3.61

($ in millions, except per share data)	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$3,772	$3,902	$3,942	$5,456	$17,072
Operating income	$367	$389	$171	$441	$1,368
Net income	$219	$247	$70	$244	$780
Basic earnings per share (1)	$0.86	$0.97	$0.26	$0.63	$2.68
Diluted earnings per share (1)	$0.85	$0.96	$0.26	$0.62	$2.64

(1)	The sum of the earnings per share for the four quarters differs from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

(2)	Includes our provisional income tax expense estimate of $586 million under the 2017 Tax Act and a gain of $659 million from the disposition of our ownership interest in Avendra.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Internal Control Over Financial Reporting
We have set forth management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting in Part II, Item 8 of this Form 10-K, and we incorporate those reports here by reference.
We made no changes in internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our shareholders for our 2018 Annual Meeting of Shareholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
We include below certain information on our executive officers. This information is as of February 1, 2018, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	85
J.W. Marriott, Jr. was elected Executive Chairman effective March 31, 2012, having relinquished his position as Chief Executive Officer. He served as Chief Executive Officer of the Company and its predecessors since 1972. He joined Marriott in 1956, became President and a Director in 1964, Chief Executive Officer in 1972, and Chairman of the Board in 1985. Mr. Marriott serves on the Board of The J. Willard & Alice S. Marriott Foundation and the Executive Committee of the World Travel & Tourism Council. Mr. Marriott has served as a Director of the Company and its predecessors since 1964. He holds a Bachelor of Science degree in banking and finance from the University of Utah.

Arne M. Sorenson President and Chief Executive Officer	59
Arne M. Sorenson is President and Chief Executive Officer of Marriott. Mr. Sorenson became the third CEO in the Company’s history in 2012. Before that, he served as Marriott’s President and Chief Operating Officer. He has held a number of positions since joining Marriott in 1996, including Executive Vice President, Chief Financial Officer, President of Continental European Lodging, and Senior Vice President of Business Development. He was elected to Marriott’s Board of Directors in 2011. Additionally, Mr. Sorenson served as Vice Chair of the President’s Export Council. He is the immediate past Board Chair for Brand USA and continues as a member of the Board. He was most recently elected to the Microsoft Board of Directors. Other affiliations include: Chair, U.S. Travel Association CEO Roundtable; member of Business Roundtable; member of the Business Council; member of the Board of the Warrior Scholar Project; member of the Luther College Board of Regents; Stewardship Board of the World Economic Forum System Initiative on Shaping the Future of Mobility; and member of the Board of Trustees for The Brookings Institution. Before joining Marriott in 1996, Mr. Sorenson was a Partner with the law firm Latham & Watkins in Washington, D.C. He holds a Bachelor of Arts degree from Luther College in Decorah, Iowa and a J.D. from the University of Minnesota Law School.

Bao Giang Val Bauduin Controller and Chief Accounting Officer	41
Val Bauduin became our Controller and Chief Accounting Officer in June 2014, with responsibility for the accounting operations of the Company including oversight of Financial Reporting & Analysis, Accounting Policy, Governance, Risk Management (Insurance, Claims, Business Continuity, Fire & Life Safety), Accenture Hospitality Services and the Corporate Finance Business Partners. Before joining Marriott, Mr. Bauduin was a Partner and U.S. Hospitality leader of Deloitte & Touche LLP from 2011 to 2014, where he served as a Travel, Hospitality & Leisure industry expert for Deloitte teams globally. Before that, Mr. Bauduin was a Senior Manager of Deloitte from 2005 to 2011. He has a strong international background, and has built and led cross-functional (tax, valuation, and IT) international professional service teams engaged at diverse client organizations, including several large and well-known public hospitality clients. He has supported complex capital market transactions, spinoffs, and real estate development projects related to gaming and hospitality. Mr. Bauduin earned a Bachelor of Arts in Economics from the University of Notre Dame and a Master of Business Administration in Finance from The Wharton School at the University of Pennsylvania. He is also a Certified Public Accountant.

Name and Title	Age	Business Experience
Anthony G. Capuano Executive Vice President and Global Chief Development Officer	52
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

David Grissen Group President	60
David Grissen became Group President effective February 2014, assuming additional responsibility for The Ritz-Carlton and Global Operations Services. He became the Group President for the Americas in 2012, with responsibility for all business activities including Operations, Sales and Marketing, Revenue Management, Human Resources, Engineering, Rooms Operations, Food and Beverage, Retail, Spa, Information Technology and Development. Before this, he served as President, Americas from 2010; Executive Vice President of the Eastern Region from 2005; Senior Vice President of the Mid-Atlantic Region and Senior Vice President of Finance and Business Development from 2000. Mr. Grissen is chair of the Americas’ Hotel Development Committee and a member of the Lodging Strategy Group and Corporate Growth Committee. He is a member of the Board of Directors of Regis Corporation. Mr. Grissen holds a Bachelor of Arts degree from Michigan State University and earned his Master of Business Administration from Loyola University in Chicago.

Alex Kyriakidis President & Managing Director Middle East & Africa	65
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

Stephanie Linnartz Executive Vice President and Global Chief Commercial Officer	49
Stephanie Linnartz became the Global Chief Commercial Officer in March 2013 and was named an executive officer in February 2014. She has responsibility for the Company’s brand management, marketing, digital, sales, reservations, revenue management, consumer insight, and information technology functions. Before assuming her current position, Ms. Linnartz served as Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; and Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008. She holds a bachelor’s degree in Political Science and Government from the College of the Holy Cross and earned her Master of Business Administration from the College of William and Mary.

Name and Title	Age	Business Experience
Amy C. McPherson President & Managing Director Europe	56
Amy C. McPherson was appointed President and Managing Director of Europe, a division that encompasses Continental Europe, the United Kingdom, and Ireland, in July 2009. Ms. McPherson joined Marriott in 1986 and most recently served as Executive Vice President of Global Sales and Marketing responsible for the Company’s global and field sales, marketing, Marriott Rewards program, revenue management, and eCommerce from 2005 until she was named to her current position. Other key positions held by Ms. McPherson include Senior Vice President of Business Transformation and Integration, and Vice President of Finance and Business Development. Before joining Marriott, she worked for Air Products & Chemicals in Allentown, PA. She earned her Bachelor of Business Administration in Management and Economics from James Madison University and received her Master of Business Administration in Finance from the College of William and Mary.

Kathleen K. Oberg Executive Vice President and Chief Financial Officer	57
Kathleen (“Leeny”) K. Oberg was appointed as Marriott’s Chief Financial Officer, effective January 1, 2016. Most recently, Ms. Oberg was the Chief Financial Officer for The Ritz-Carlton since 2013, where she contributed significantly to the brand’s performance, growth, and organizational effectiveness. Previously, Ms. Oberg served in a range of financial leadership positions with Marriott. From 2008 to 2013, she was the Company’s Senior Vice President, Corporate and Development Finance, where she led a team that valued new hotel development projects and merger and acquisition opportunities, prepared the Company’s long-range plans and annual budgets, and made recommendations for the Company’s financial and capital allocation strategy. From 2006 to 2008, Ms. Oberg served in London as Senior Vice President, International Project Finance and Asset Management for Europe and the Middle East and Africa, and as the region’s senior finance executive. Ms. Oberg first joined Marriott as part of its Investor Relations group in 1999. Before joining Marriott, Ms. Oberg held a variety of financial leadership positions with such organizations as Sodexo (previously Sodexo Marriott Services), Sallie Mae, Goldman Sachs, and Chase Manhattan Bank. She earned her Bachelor of Science in Finance/Management Information Systems from the University of Virginia, McIntyre School of Business and received her Master of Business Administration from Stanford University Graduate School of Business.

Rena Hozore Reiss Executive Vice President and General Counsel	58
Rena Hozore Reiss became Executive Vice President and General Counsel in December 2017. Ms. Reiss previously held the position of Executive Vice President, General Counsel and Corporate Secretary at Hyatt Hotels where she led a global legal team supporting all facets of Hyatt’s business, and oversaw Hyatt’s risk management team and corporate transactions group. Prior to her position with Hyatt, Ms. Reiss was an attorney in Marriott’s law department from 2000 to 2010 building her career in roles with increasing responsibility and ultimately holding the position of Senior Vice President and Associate General Counsel in which she led Marriott’s development efforts in the America’s region. Before joining Marriott, Ms. Reiss was a partner at Counts & Kanne, Chartered, in Washington, D.C. and Associate General Counsel at the Miami Herald Publishing Company. She earned her A.B. from Princeton University and her J.D. from Harvard Law School.

David A. Rodriguez Executive Vice President and Global Chief Human Resources Officer	59
David A. Rodriguez was appointed Executive Vice President and Global Chief Human Resources Officer in 2006. Before joining Marriott in 1998, he held senior roles in human resources at Citicorp (now Citigroup) from 1989 through 1998. Dr. Rodriguez holds a Bachelor of Arts degree and a doctorate degree in industrial/organizational psychology from New York University. He is an elected fellow of the National Academy of Human Resources, a vice chair and member of the executive committees of the Human Resources Policy Association and the American Health Policy Institute, and a governor on the board of the Health Transformation Alliance.

Name and Title	Age	Business Experience
Craig S. Smith President & Managing Director Asia Pacific	55
Craig S. Smith became President and Managing Director of Asia Pacific in June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning 25 countries and regions and 23 brands. Mr. Smith began his career with Marriott in 1988. Before his current position, Mr. Smith served as President of Marriott’s Caribbean and Latin American region from 2011 to 2015. Before moving to the Caribbean and Latin American region in 2011, he was Executive Vice President and Chief Operations Officer for Asia Pacific. As the son of an American diplomat, Mr. Smith has lived in 13 countries, working in North America, the Caribbean, Latin America, Asia Pacific, and Australia. He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned his Master of Business Administration from the Rotman School of Management at the University of Toronto and a Bachelor of Science from Brigham Young University.

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
Exhibit No. 10.5 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.5	Non-Competition Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10.6 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.6	License, Services and Development Agreement, dated as of May 11, 2016, among Starwood, Vistana Signature Experiences, Inc., and Interval Leisure Group, Inc.	Exhibit 10.1 to Starwood’s Form 8-K filed May 12, 2016 (File No. 001-07959).

10.7	Noncompetition Agreement, dated as of May 11, 2016, between Starwood and Vistana Signature Experiences, Inc.	Exhibit 10.2 to Starwood’s Form 8-K filed May 12, 2016 (File No. 001-07959).

*10.8	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.8.1	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.8.2	Amendment dated September 23, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan	Filed with this report.

*10.8.3	Amendment dated May 5, 2017 to the Marriott International, Inc. Stock and Cash Incentive Plan	Filed with this report.

*10.9	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.9.1	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2010.	Filed with this report.

*10.9.2	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective April 1, 2010.	Filed with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.9.3	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective October 25, 2011.	Filed with this report.

*10.9.4	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective November 19, 2011.	Filed with this report.

*10.9.5	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2013.	Filed with this report.

*10.9.6	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (409A).	Filed with this report.

*10.9.7	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (Starwood deferral elections).	Filed with this report.

*10.10	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.10.1	Form of Senior Executive Supplemental Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan	Filed with this report.

*10.11	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.11.1	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan	Filed with this report.

*10.12	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan	Filed with this report.

*10.12.1	Form of Senior Executive Supplemental Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan	Filed with this report.

*10.12.2	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors)	Filed with this report.

*10.13	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.13.1	Form of Business Integration Performance Share Unit Award Agreement for the Marriott International Inc. Stock and Cash Incentive Plan	Filed with this report.

*10.14	Summary of Marriott International, Inc. Director Compensation.	Exhibit No. 10.18 to our form 10-K filed February 18, 2016 (File No. 001-13881).

*10.15	Marriott International, Inc. Executive Officer Incentive Plan and Executive Officer Individual Performance Plan.	Exhibit No. 10.10 to our Form 10-K filed February 15, 2008 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.16	Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.4 to Starwood’s Form 10-Q for the quarterly period ended June 30, 1999 (File No. 001-07959).

*10.16.1	First Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-07959).

*10.16.2	Second Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.2 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.17	Starwood 2002 Long-Term Incentive Compensation Plan.	Annex B of Starwood’s 2002 Notice of Annual Meeting and Proxy Statement filed April 12, 2002 (File No. 001-07959).

*10.17.1	First Amendment to the Starwood 2002 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.18	Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008.	Exhibit 10.3 to Starwood’s Form 8-K filed January 6, 2009 (File No. 001-07959).

*10.18.1	First Amendment to the Starwood 2004 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-07959).

*10.19	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

*10.19.1	Amendment dated May 5, 2017 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Filed with this report.

*10.20
Amendment dated June 29, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.

Filed with this report.

*10.21
Amendment dated September 23, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.

Filed with this report.

*10.22
Amendment dated November 10, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan, the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.

Filed with this report.

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

We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the year-ended December 31, 2017, December 31, 2016, and December 31, 2015; (ii) the Consolidated Balance Sheets at December 31, 2017, and December 31, 2016; (iii) the Consolidated Statements of Cash Flows for the year-ended December 31, 2017, December 31, 2016, and December 31, 2015; (iv) the Consolidated Statements of Comprehensive Income for the year-ended December 31, 2017, December 31, 2016, and December 31, 2015; (v) the Consolidated Statements of Shareholders’ Equity (Deficit) for the year-ended December 31, 2017, December 31, 2016, and December 31, 2015; and (vi) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 15th day of February 2018.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Executive Vice President and Chief Financial Officer
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Bao Giang Val Bauduin	Controller and Chief Accounting Officer
Bao Giang Val Bauduin

DIRECTORS:

/s/J.W. Marriott, Jr.	/s/Debra L. Lee
J.W. Marriott, Jr., Executive Chairman and Chairman of the Board	Debra L. Lee, Director

/s/Mary K. Bush	/s/Aylwin B. Lewis
Mary K. Bush, Director	Aylwin B. Lewis, Director

/s/Bruce W. Duncan	/s/George Muñoz
Bruce W. Duncan, Director	George Muñoz, Director

/s/Deborah Marriott Harrison	/s/Steven S Reinemund
Deborah Marriott Harrison, Director	Steven S Reinemund, Director

/s/Frederick A. Henderson	/s/W. Mitt Romney
Frederick A. Henderson, Director	W. Mitt Romney, Director

/s/Eric Hippeau	/s/Susan C. Schwab
Eric Hippeau, Director	Susan C. Schwab, Director

/s/Lawrence W. Kellner
Lawrence W. Kellner, Director