Form 10-Q
period 2018-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2018-05-10
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 353,355,376 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 26, 2018.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
REVENUES
Base management fees	$273	$264
Franchise fees	417	355
Incentive management fees	155	140
Gross fee revenues	845	759
Contract investment amortization	(18)	(11)
Net fee revenues	827	748
Owned, leased, and other revenue	406	428
Cost reimbursement revenue	3,773	3,736
	5,006	4,912
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	336	356
Depreciation, amortization, and other	54	51
General, administrative, and other	247	212
Merger-related costs and charges	34	51
Reimbursed expenses	3,835	3,696
	4,506	4,366
OPERATING INCOME	500	546
Gains and other income, net	59	—
Interest expense	(75)	(70)
Interest income	5	7
Equity in earnings	13	11
INCOME BEFORE INCOME TAXES	502	494
Provision for income taxes	(104)	(123)
NET INCOME	$398	$371
EARNINGS PER SHARE
Earnings per share - basic	$1.11	$0.96
Earnings per share - diluted	$1.09	$0.95
CASH DIVIDENDS DECLARED PER SHARE	$0.33	$0.30
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$398	$371
Other comprehensive income:
Foreign currency translation adjustments	152	188
Derivative instrument adjustments, net of tax	(3)	(2)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(1)
Pension and postretirement adjustments, net of tax	—	—
Reclassification of losses (gains), net of tax	13	—
Total other comprehensive income, net of tax	162	185
Comprehensive income	$560	$556
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and equivalents	$701	$383
Accounts and notes receivable, net	2,098	1,973
Prepaid expenses and other	232	235
Assets held for sale	121	149
	3,152	2,740
Property and equipment, net	1,791	1,793
Intangible assets
Brands	5,972	5,922
Contract acquisition costs and other	2,622	2,622
Goodwill	9,270	9,207
	17,864	17,751
Equity method investments	754	734
Notes receivable, net	147	142
Deferred tax assets	172	93
Other noncurrent assets	604	593
	$24,484	$23,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$988	$398
Accounts payable	766	783
Accrued payroll and benefits	1,163	1,214
Liability for guest loyalty programs	2,238	2,121
Accrued expenses and other	1,314	1,291
	6,469	5,807
Long-term debt	7,858	7,840
Liability for guest loyalty programs	3,029	2,819
Deferred tax liabilities	634	605
Deferred revenue	645	583
Other noncurrent liabilities	2,283	2,610
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,685	5,770
Retained earnings	7,898	7,242
Treasury stock, at cost	(10,163)	(9,418)
Accumulated other comprehensive income (loss)	141	(17)
	3,566	3,582
	$24,484	$23,846
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017
OPERATING ACTIVITIES
Net income	$398	$371
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	73	62
Share-based compensation	42	48
Income taxes	16	86
Liability for guest loyalty programs	325	69
Contract acquisition costs	(29)	(53)
Merger-related charges	(16)	(36)
Working capital changes	(185)	(135)
(Gain) loss on asset dispositions	(60)	1
Other	111	49
Net cash provided by operating activities	675	462
INVESTING ACTIVITIES
Capital expenditures	(64)	(48)
Dispositions	108	311
Loan advances	(12)	(28)
Loan collections	5	7
Other	12	1
Net cash provided by investing activities	49	243
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	627	(26)
Issuance of long-term debt	—	1
Repayment of long-term debt	(13)	(4)
Issuance of Class A Common Stock	4	2
Dividends paid	(118)	(115)
Purchase of treasury stock	(815)	(582)
Share-based compensation withholding taxes	(95)	(99)
Net cash used in financing activities	(410)	(823)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	314	(118)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	429	887
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$743	$769

(1)
The 2018 first quarter amounts include restricted cash of $46 million at December 31, 2017, and $42 million at March 31, 2018, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

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
These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“2017 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2017 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2018 and December 31, 2017, and the results of our operations and cash flows for the three months ended March 31, 2018 and March 31, 2017. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
The accompanying Financial Statements also reflect our adoption of several new accounting standards. See the “New Accounting Standards Adopted” caption below for additional information.
New Accounting Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2016-02 “Leases” (Topic 842). ASU 2016-02 introduces a lessee model that brings substantially all leases onto the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. The standard is effective for us beginning in our 2019 first quarter and requires the use of a modified retrospective transition method. We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures, but we expect that it will have a material effect on our Balance Sheets.

New Accounting Standards Adopted
ASU 2016-18 “Restricted Cash” (Topic 230). ASU 2016-18 requires companies to include restricted cash with cash and cash equivalents when reconciling beginning and ending amounts shown on the statement of cash flows. We adopted ASU 2016-18 in the 2018 first quarter using the retrospective transition method, and accordingly, we revised prior period amounts, as shown in the “Statements of Cash Flows” table below.
ASU 2016-16 “Accounting for Income Taxes: Intra-Entity Transfers of Assets Other than Inventory” (Topic 740). ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales of assets other than inventory when the transfer occurs. We adopted ASU 2016-16 in the 2018 first quarter using the modified retrospective transition method and recorded an adjustment of $372 million for the cumulative effect to retained earnings at January 1, 2018.
ASU 2016-15 “Classification of Certain Cash Receipts and Cash Payments” (Topic 230). ASU 2016-15 specifies how certain cash receipts and payments are to be classified in the statement of cash flows and primarily impacts our presentation of cash outflows for commercial paper. Under ASU 2016-15, we are required to attribute a portion of the payments to accreted interest and classify that portion as cash outflows for operating activities. We adopted ASU 2016-15 in the 2018 first quarter using the retrospective transition method, and accordingly, we revised prior period amounts, as shown in the “Statements of Cash Flows” table below.
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” (Topic 825). ASU 2016-01 eliminates the available-for-sale classification for equity investments and requires companies to measure equity investments at fair value and recognize any changes in the fair value in net income. We adopted ASU 2016-01 in the 2018 first quarter using the modified retrospective transition method and recorded a cumulative-effect adjustment of $4 million to retained earnings at January 1, 2018.
ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 and several related ASUs (collectively referred to as “ASU 2014-09”) supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and provide a principles-based, comprehensive framework in Topic 606, Revenue Recognition. ASU 2014-09 also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. We adopted ASU 2014-09 in the 2018 first quarter using the full retrospective transition method. See Footnote 2. Revenues for disclosures required by ASU 2014-09, including our revenue recognition accounting policies.
When we adopted ASU 2014-09, we applied the following expedients and exemptions, which are allowed by the standard, to our prior period Financial Statements and disclosures:

•	We used the transaction price at the date of contract completion for our contracts that had variable consideration and were completed before January 1, 2018.

•
We considered the aggregate effect of all contract modifications that occurred before January 1, 2016 when: (1) identifying satisfied and unsatisfied performance obligations; (2) determining the transaction price; and (3) allocating the transaction price to the satisfied and unsatisfied performance obligations.

•
We did not: (1) disclose the amount of the transaction price that we allocated to remaining performance obligations; or (2) include an explanation of when we expect to recognize the revenue allocated to remaining performance obligations.

The cumulative effect of adopting ASU 2014-09 was a decrease in 2016 retained earnings of approximately $264 million.
The following tables present the effect of the adoption of ASUs 2014-09, 2016-15, and 2016-18 on our Financial Statements included in this report.

Income Statements

	Three Months Ended		Three Months Ended
($ in millions, except per share amounts)	March 31, 2017 (As Previously Reported)	Adoption of ASU 2014-09	March 31, 2017 (As Adjusted)
REVENUES
Base management fees	$264	$—	$264
Franchise fees	365	(10)	355
Incentive management fees	153	(13)	140
Gross fee revenues	782	(23)	759
Contract investment amortization	—	(11)	(11)
Net fee revenues	782	(34)	748
Owned, leased, and other revenue	439	(11)	428
Cost reimbursement revenue	4,340	(604)	3,736
	5,561	(649)	4,912
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	358	(2)	356
Depreciation, amortization, and other	65	(14)	51
General, administrative, and other	210	2	212
Merger-related costs and charges	51	—	51
Reimbursed expenses	4,340	(644)	3,696
	5,024	(658)	4,366
OPERATING INCOME	537	9	546
Gains and other income, net	—	—	—
Interest expense	(70)	—	(70)
Interest income	7	—	7
Equity in earnings	11	—	11
INCOME BEFORE INCOME TAXES	485	9	494
Provision for income taxes	(120)	(3)	(123)
NET INCOME	$365	$6	$371
EARNINGS PER SHARE
Earnings per share - basic	$0.95	$0.01	$0.96
Earnings per share - diluted	$0.94	$0.01	$0.95
Statements of Comprehensive Income

	Three Months Ended		Three Months Ended
($ in millions)	March 31, 2017 (As Previously Reported)	Adoption of ASU 2014-09	March 31, 2017 (As Adjusted)
Net income	$365	$6	$371
Other comprehensive income (loss):
Foreign currency translation adjustments	188	—	188
Derivative instrument adjustments, net of tax	(2)	—	(2)
Unrealized (loss) gain on available-for-sale securities, net of tax	(1)	—	(1)
Pension and postretirement adjustments, net of tax	—	—	—
Reclassification of losses, net of tax	—	—	—
Total other comprehensive income, net of tax	185	—	185
Comprehensive income	$550	$6	$556

Balance Sheets

($ in millions)	December 31, 2017 (As Previously Reported) (1)	Adoption of ASU 2014-09	December 31, 2017 (As Adjusted)
ASSETS
Current assets
Cash and equivalents	$383	$—	$383
Accounts and notes receivable, net	1,999	(26)	1,973
Prepaid expenses and other	216	19	235
Assets held for sale	149	—	149
	2,747	(7)	2,740
Property and equipment, net	1,793	—	1,793
Intangible assets
Brands	5,922	—	5,922
Contract acquisition costs and other	2,884	(262)	2,622
Goodwill	9,207	—	9,207
	18,013	(262)	17,751
Equity method investments	735	(1)	734
Notes receivable, net	142	—	142
Deferred tax assets	93	—	93
Other noncurrent assets	426	167	593
	$23,949	$(103)	$23,846
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current portion of long-term debt	$398	$—	$398
Accounts payable	783	—	783
Accrued payroll and benefits	1,214	—	1,214
Liability for guest loyalty programs	2,064	57	2,121
Accrued expenses and other	1,541	(250)	1,291
	6,000	(193)	5,807
Long-term debt	7,840	—	7,840
Liability for guest loyalty programs	2,876	(57)	2,819
Deferred tax liabilities	604	1	605
Deferred revenue	145	438	583
Other noncurrent liabilities	2,753	(143)	2,610
Shareholders' equity
Class A Common Stock	5	—	5
Additional paid-in-capital	5,770	—	5,770
Retained earnings	7,391	(149)	7,242
Treasury stock, at cost	(9,418)	—	(9,418)
Accumulated other comprehensive loss	(17)	—	(17)
	3,731	(149)	3,582
	$23,949	$(103)	$23,846

(1)	Includes reclassifications among various captions, including Deferred revenue and Other noncurrent liabilities, to conform to current period presentation.

Statements of Cash Flows

	Three Months Ended			Three Months Ended
($ in millions)	March 31, 2017 (As Previously Reported)	Adoption of ASU 2014-09	Adoption of ASUs 2016-18 and 2016-15	March 31, 2017 (As Adjusted)
OPERATING ACTIVITIES
Net income	$365	$6	$—	$371
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	65	(3)	—	62
Share-based compensation	48	—	—	48
Income taxes	82	4	—	86
Liability for guest loyalty program	60	9	—	69
Contract acquisition costs	—	(53)	—	(53)
Merger-related charges	(36)	—	—	(36)
Working capital changes	(108)	(28)	1	(135)
(Gain) loss on asset dispositions	1	—	—	1
Other	49	7	(7)	49
Net cash provided by (used in) operating activities	526	(58)	(6)	462
INVESTING ACTIVITIES
Capital expenditures	(48)	—	—	(48)
Dispositions	311	—	—	311
Loan advances	(28)	—	—	(28)
Loan collections	7	—	—	7
Contract acquisition costs	(54)	54	—	—
Other	(4)	4	1	1
Net cash provided by investing activities	184	58	1	243
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(33)	—	7	(26)
Issuance of long-term debt	1	—	—	1
Repayment of long-term debt	(4)	—	—	(4)
Issuance of Class A Common Stock	2	—	—	2
Dividends paid	(115)	—	—	(115)
Purchase of treasury stock	(582)	—	—	(582)
Share-based compensation withholding taxes	(99)	—	—	(99)
Net cash provided by (used in) financing activities	(830)	—	7	(823)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(120)	—	2	(118)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	858	—	29	887
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$738	$—	$31	$769
See Footnote 10. Other Comprehensive Income (Loss) and Shareholders’ Equity for the impact of the adoption of new accounting standards on our shareholders’ equity.
2. REVENUES
Disaggregation of Revenues
The following tables present our revenues disaggregated by major revenue stream for the 2018 first quarter and the 2017 first quarter.

	Three Months Ended March 31, 2018
($ in millions)	North American Full Service	North American Limited Service	Asia Pacific	Other International	Total
Gross fee revenues	$299	$196	$117	$122	$734
Contract investment amortization	(11)	(3)	—	(4)	(18)
Net fee revenues	288	193	117	118	716
Owned, leased, and other revenue	155	33	47	158	393
Cost reimbursement revenue	2,856	535	111	251	3,753
Total segment revenue	$3,299	$761	$275	$527	$4,862
Unallocated corporate					144
Total revenue					$5,006

	Three Months Ended March 31, 2017
($ in millions)	North American Full Service	North American Limited Service	Asia Pacific	Other International	Total
Gross fee revenues	$289	$181	$97	$112	$679
Contract investment amortization	(6)	(3)	—	(2)	(11)
Net fee revenues	283	178	97	110	668
Owned, leased, and other revenue	197	31	41	149	418
Cost reimbursement revenue	2,760	532	103	253	3,648
Total segment revenue	$3,240	$741	$241	$512	$4,734
Unallocated corporate					178
Total revenue					$4,912
Performance Obligations
For our managed hotels, we have performance obligations to provide hotel management services and a license to our hotel system intellectual property for the use of our brand names. As compensation for such services, we are generally entitled to receive base fees, which are a percentage of the revenues of hotels, and incentives fees, which are generally based on a measure of hotel profitability. Both the base and incentive management fees are variable consideration, as the transaction price is based on a percentage of revenue or profit, as defined in each contract. We recognize base management fees on a monthly basis over the term of the agreement as those amounts become payable. We recognize incentive management fees on a monthly basis over the term of the agreement based on each property's financial results, as long as we do not expect a significant reversal due to projected future hotel performance or cash flows in future periods.
For our franchised hotels, we have a performance obligation to provide franchisees and operators a license to our hotel system intellectual property for use of certain of our brand names. As compensation for such services, we are typically entitled to initial application fees and ongoing royalty fees. Our ongoing royalty fees represent variable consideration, as the transaction price is based on a percentage of certain revenues of the hotels, as defined in each contract. We recognize royalty fees on a monthly basis over the term of the agreement as those amounts become payable. Initial application and relicensing fees are fixed consideration payable upon submission of a franchise application or renewal and are recognized on a straight-line basis over the initial or renewal term of the franchise agreements.
Under our management and franchise agreements, we are entitled to be reimbursed for certain costs we incur on behalf of the managed, franchised, and licensed properties, with no added mark-up. These costs primarily consist of payroll and related expenses at managed properties where we are the employer of the employees at the properties, and include certain operational and administrative costs as provided for in our contracts with the owners. We are entitled to reimbursement in the period we incur the related reimbursable costs, which we recognize within the “Cost reimbursement revenue” caption of our Income Statements.

Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the contract term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally based on sales or other variable metrics and are payable on a monthly basis. We recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, proceeds from the sale of our interest in Avendra that we expend for the benefit of our hotel owners are included in “Reimbursed expenses”.
We provide hotel design and construction review quality assurance (“Global Design”) services to our managed and franchised hotel owners, generally during the period prior to a hotel’s opening or during the period a hotel is converting to a Marriott brand (the “pre-opening period”). As compensation for such services, we may be entitled to receive a one-time fixed fee that is payable during the pre-opening period of the hotel. As these services are not a distinct performance obligation, we recognize the fees on a straight-line basis over the initial term of the management or franchise agreement within the “Owned, leased, and other revenue” caption of our Income Statements.
At our owned and leased hotels, we have performance obligations to provide accommodations and other ancillary services to hotel guests. As compensation for such goods and services, we are typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. These fees are generally payable at the time the hotel guest checks out of the hotel. We generally satisfy the performance obligations over time, and we recognize the revenue from room sales and from other ancillary guest services on a daily basis, as the rooms are occupied and we have rendered the services.
Under our Loyalty Programs, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Programs as cross-brand marketing programs to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Programs, including costs for marketing, promotion, communication with, and performing member services for Loyalty Program members, with no added mark-up. We receive contributions on a monthly basis from managed, franchised, owned, and leased hotels based on a portion of qualified spend by Loyalty Program members. We recognize these contributions into revenue as the points are redeemed and we provide the related service. The amount of revenue we recognize upon point redemption is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate such amounts based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption on our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. We recognize all other Loyalty Program costs as incurred in our “Reimbursed expenses” caption.
We have multi-year agreements for our co-brand credit cards associated with our Loyalty Programs. Under these agreements, we have performance obligations to provide a license to the intellectual property associated with our brands and marketing lists (“Licensed IP”) to the financial institution that issues the credit cards, to arrange for the redemption of Loyalty Program points as discussed in the preceding paragraph, and to provide free night certificates to cardholders. We receive fees from these agreements, including fixed amounts that are primarily payable at contract inception, and variable amounts that are paid to us monthly over the term of the agreements, based on: (1) the number of free night certificates issued and redeemed; (2) the number of Loyalty Program points purchased; and (3) the volume of cardholder spend. We allocate those fees among the performance obligations, including the Licensed IP, our Loyalty Program points, and free night certificates provided to cardholders based on their estimated standalone selling prices. The estimation of the standalone selling prices requires significant judgments based upon generally accepted valuation methodologies regarding the value of our Licensed IP, the amount of funding we will receive, and the number of Loyalty Program points and free night certificates we will issue over the term of the agreements. We base our estimates of these amounts on our historical experience and expectation of future cardholder behavior. We recognize the portion of the Licensed IP revenue that meets the sales-based royalty criteria as the credit cards are used and the remaining portion of the Licensed IP revenue on a straight-line basis over the contract term. In our Income Statements, we primarily recognize Licensed IP revenue in the “Franchise fees” caption, and we recognize a portion in the “Cost reimbursement revenue” caption. We recognize the revenue related to the Loyalty Program points as discussed in the preceding paragraph. We recognize the revenue related to the free night certificates when the related service is provided. If the free night certificate redemption involves a managed or franchised property, we recognize revenue net of the redemption cost, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property.
Contract Balances
We generally receive payments from customers as we satisfy our performance obligations. We record a receivable when we have an unconditional right to receive payment and only the passage of time is required before payment is due. We record deferred revenue when we receive payment, or have the unconditional right to receive payment, in advance of the satisfaction of our performance obligations related to franchise application and relicensing fees, Global Design fees, credit card branding license fees, and our Loyalty Programs.
Current and noncurrent deferred revenue increased by $85 million, from $685 million at December 31, 2017 to $770 million at March 31, 2018, primarily as a result of our revenue recognition activity described above in the “Performance Obligations” caption. The increase was primarily attributed to a $96 million increase related to our credit card branding licenses and a $9 million increase related to franchise application and relicensing fees, partially offset by an $8 million decrease related to Global Design activity.
Our current and noncurrent Loyalty Program liability increased by $327 million, from $4,940 million at December 31, 2017 to $5,267 million at March 31, 2018, primarily reflecting an increase in points earned and consideration from our credit card agreements, partially offset by revenue recognized of $425 million that we had deferred at December 31, 2017.
Costs incurred to obtain and fulfill contracts with customers
We incur certain costs to obtain and fulfill contracts with customers, which we capitalize and amortize on a straight-line basis over the initial, non-cancellable term of the contract. We classify incremental costs of obtaining a contract with a customer in the “Contract acquisition costs and other” caption of our Balance Sheets, the related amortization in the “Contract investment amortization” caption of our Income Statements, and the cash flow impact in the “Contract acquisition costs” caption of our Statements of Cash Flows. We classify certain direct costs to fulfill a contract with a customer in the “Other noncurrent assets” caption of our Balance Sheets, and the related amortization in the “Owned, leased, and other-direct” caption of our Income Statements.
We had capitalized costs to fulfill contracts with customers of $301 million at March 31, 2018 and $295 million at December 31, 2017.
Practical Expedients and Exemptions
We do not disclose the amount of variable consideration that we expect to recognize in future periods in the following circumstances:
(1) if we recognize the revenue based on the amount invoiced or services performed;
(2) for sales-based or usage-based royalty promised in exchange for a license of intellectual property; or
(3) if the consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation, and the terms of the consideration relate specifically to our efforts to transfer, or to a specific outcome from transferring the service.

We are required to collect certain taxes and fees from customers on behalf of governmental agencies and remit these back to the applicable governmental agencies on a periodic basis. We do not include these taxes in determining the transaction price.
3.    DISPOSITIONS
In the 2018 first quarter, we sold The Sheraton Buenos Aires Hotel & Convention Center and Park Tower, A Luxury Collection Hotel, Buenos Aires, both Caribbean and Latin America properties, and received $100 million in cash. We recognized a $53 million gain in the “Gains and other income, net” caption of our Income Statements.
Planned Dispositions
At the end of the 2018 first quarter, we held $121 million of assets classified as “Assets held for sale” on our Balance Sheets related to two Asia Pacific properties, one North American Full-Service property, and the remaining Miami Beach EDITION residences.
4.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2018	March 31, 2017
Computation of Basic Earnings Per Share
Net income	$398	$371
Shares for basic earnings per share	358.4	384.9
Basic earnings per share	$1.11	$0.96
Computation of Diluted Earnings Per Share
Net income	$398	$371
Shares for basic earnings per share	358.4	384.9
Effect of dilutive securities
Share-based compensation	4.9	5.1
Shares for diluted earnings per share	363.3	390.0
Diluted earnings per share	$1.09	$0.95
5.    SHARE-BASED COMPENSATION
We recorded share-based compensation expense of $42 million in the 2018 first quarter and $48 million in the 2017 first quarter. Deferred compensation costs for unvested awards totaled $318 million at March 31, 2018 and $168 million at December 31, 2017.
RSUs and PSUs
We granted 1.3 million RSUs during the 2018 first quarter to certain officers, key employees, and non-employee directors, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We granted 0.1 million PSUs in the 2018 first quarter to certain executive officers, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for Adjusted EBITDA, RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2018 first quarter had a weighted average grant-date fair value of $133.

6.    INCOME TAXES
Our effective tax rate decreased to 20.8 percent for the 2018 first quarter from 25.0 percent for the 2017 first quarter, primarily due to the reduction of the U.S. federal tax rate under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), the release of tax reserves due to the completion of certain examinations, increased earnings in jurisdictions with lower tax rates, increases in excess tax deductions related to the vesting and exercise of share-based awards, and a reduction of the provisional Deemed Repatriation Transition Tax (“Transition Tax”) estimate due to the impact of a 2018 first quarter audit settlement. The decrease was partially offset by tax expense incurred for uncertain tax positions relating to legacy-Starwood operations, increased state income tax due to a change in our position regarding the future remittance of a portion of the accumulated earnings of non-U.S. subsidiaries, tax expense related to the gain on the sale of two properties in the 2018 first quarter, and the current period’s provisional estimate of tax for global intangible low-taxed income (“GILTI”) under the 2017 Tax Act.
We paid cash for income taxes, net of refunds, of $88 million in the 2018 first quarter and $37 million in the 2017 first quarter.
Tax Cuts and Jobs Act of 2017
Although we have not completed our accounting for the effects of the 2017 Tax Act, we have where possible made reasonable estimates of the 2017 Tax Act’s effects on our existing deferred tax balances and the Transition Tax, as described below. In cases where we have not been able to make reasonable estimates of the impact of the 2017 Tax Act, as described below, we continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately before enactment of the 2017 Tax Act. In all cases, we will continue to refine our calculations as we complete additional analyses on the application of the law. As we complete our analysis, collect and prepare necessary data, and interpret any additional regulatory guidance, we may adjust the provisional amounts that we have recorded during a measurement period of up to one year from the enactment of the 2017 Tax Act that could materially impact our provision for income taxes, which could in turn materially affect our tax obligations and effective tax rate, in the periods in which we make such adjustments.
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we made a reasonable estimate of the net impact of the corporate tax rate reduction on our deferred tax assets and liabilities, which did not change in the 2018 first quarter. However, our estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax. The Transition Tax is a new one-time tax on previously untaxed earnings and profits (“E&P”) of certain of our foreign subsidiaries accumulated post-1986 through year-end 2017. In addition to U.S. federal income taxes, the deemed repatriation of such E&P may result in additional state income taxes in some of the U.S. states in which we operate. In the 2018 first quarter, we reduced our Transition Tax provisional estimate and recorded a benefit of $5 million, resulting in a net provisional estimated federal and state Transition Tax of $740 million. This adjustment resulted from changes to E&P as a result of completing an IRS audit. Our total Transition Tax estimate could continue to change as we finalize our analysis of untaxed post-1986 E&P, amounts held in cash or other specified assets, and as audits of federal income taxes are completed.
The 2017 Tax Act does not provide for additional income taxes for any remaining undistributed foreign earnings not subject to the Transition Tax, or for any additional outside basis differences inherent in foreign entities, as these amounts continue to be indefinitely reinvested in those foreign operations. Substantially all our unremitted foreign earnings that have not been previously taxed have now been subjected to U.S. taxation under the Transition Tax. In the 2018 first quarter, we recorded a state tax expense of $27 million relating to our plan to remit a portion of the accumulated earnings of non-U.S. subsidiaries in the future. This estimate could change as we complete additional analyses of the impacts of the 2017 Tax Act.
State net operating losses and valuation allowances. We must assess whether our state net operating loss valuation allowances are affected by various aspects of the 2017 Tax Act. As discussed above, we have recorded provisional amounts related to state income taxes for certain portions of the 2017 Tax Act, but we have not completed our analysis for the states where we have net operating loss carryovers and valuation allowances. Because we have not yet completed our determination of the need for, or any change in, any valuation allowance, we have not yet recorded any change to valuation allowances.
Other provisions. The 2017 Tax Act also included a new provision designed to tax GILTI. Under GAAP, we may make an accounting policy election to either (1) treat any taxes on GILTI inclusions as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). We have not yet adopted either accounting policy because we have not completed our analysis of this provision. We recorded a provision for GILTI tax related to current-year operations in our estimated annual effective tax rate. Because we are still evaluating the GILTI provisions and performing our analysis of future taxable income that is subject GILTI, we have not provided for additional GILTI tax on deferred items.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at March 31, 2018 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$131	$76
Operating profit	232	108
Other	10	2
	$373	$186
Contingent Purchase Obligations
Times Square EDITION. In the 2018 second quarter, the owner of the Times Square EDITION sold the property, and the lenders terminated our contingent purchase agreement.
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the underlying fee simple interest in the land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at March 31, 2018 was $57 million.
Other Contingencies
In connection with our acquisition of Starwood and our assessment of various regulatory compliance matters at certain foreign legacy-Starwood locations, including compliance with the U.S. Foreign Corrupt Practices Act, we have determined that we do not need to establish reserves, or accrue expenses, based on the results of this assessment and the steps we have taken to integrate Starwood into Marriott’s compliance program.

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2018 first quarter and year-end 2017:

	At Period End
($ in millions)	March 31, 2018	December 31, 2017
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	$598	$598
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	348
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	397	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	448	447
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	345	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	744	744
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	743	743
Series S Notes, interest rate of 6.8%, face amount of $324, maturing May 15, 2018 (effective interest rate of 1.7%)	326	330
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	194	197
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	337	337
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	292	292
Commercial paper	2,998	2,371
Credit Facility	—	—
Capital lease obligations	170	171
Other	267	279
	$8,846	$8,238
Less: Current portion of long-term debt	(988)	(398)
	$7,858	$7,840
We paid cash for interest, net of amounts capitalized, of $51 million in the 2018 first quarter and $49 million in the 2017 first quarter.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4,000 million of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section of Item 2 below for further information on our Credit Facility and available borrowing capacity at March 31, 2018.

In the 2018 second quarter, we issued $450 million aggregate principal amount of 4.000 percent Series X Notes due April 15, 2028 (the “Series X Notes”). We will pay interest on the Series X Notes on April 15 and October 15 of each year, commencing on October 15, 2018. We received net proceeds of approximately $443 million from the offering of the Series X Notes, after deducting the underwriting discount and estimated expenses. We expect to use these proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	March 31, 2018		December 31, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$147	$133	$142	$130
Total noncurrent financial assets	$147	$133	$142	$130

Senior Notes	$(4,487)	$(4,404)	$(5,087)	$(5,126)
Commercial paper	(2,998)	(2,998)	(2,371)	(2,371)
Other long-term debt	(209)	(211)	(217)	(221)
Other noncurrent liabilities	(174)	(174)	(178)	(178)
Total noncurrent financial liabilities	$(7,868)	$(7,787)	$(7,853)	$(7,896)
See the “Fair Value Measurements” caption of Footnote 2. Summary of Significant Accounting Policies of our 2017 Form 10-K for more information on the input levels we use in determining fair value.

10.    OTHER COMPREHENSIVE INCOME (LOSS) AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive income (loss) activity for the 2018 first quarter and 2017 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at year-end 2017	$(23)	$(10)	$4	$12	$(17)
Other comprehensive income (loss) before reclassifications (1)	152	(3)	—	—	149
Amounts reclassified from accumulated other comprehensive income (loss)	9	4	—	—	13
Net other comprehensive income (loss)	161	1	—	—	162
Adoption of ASU 2016-01	—	—	(4)	—	(4)
Balance at March 31, 2018	$138	$(9)	$—	$12	$141

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	188	(2)	(1)	—	185
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net other comprehensive income (loss)	188	(2)	(1)	—	185
Balance at March 31, 2017	$(315)	$(7)	$5	$5	$(312)

(1)
Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes losses on intra-entity foreign currency transactions that are of a long-term investment nature of $36 million for the 2018 first quarter and $16 million for the 2017 first quarter.

The following table details the changes in common shares outstanding and shareholders’ equity for the 2018 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
359.1	Balance at year-end 2017 (as previously reported)	$3,731	$5	$5,770	$7,391	$(9,418)	$(17)
—	Adoption of ASU 2014-09	(149)	—	—	(149)	—	—
359.1	Balance at year-end 2017 (as adjusted)	3,582	5	5,770	7,242	(9,418)	(17)
—	Adoption of ASU 2016-01	—	—	—	4	—	(4)
—	Adoption of ASU 2016-16	372	—	—	372	—	—
—	Net income	398	—	—	398	—	—
—	Other comprehensive income	162	—	—	—	—	162
—	Dividends ($0.33 per share)	(118)	—	—	(118)	—	—
1.3	Share-based compensation plans	(48)	—	(85)	—	37	—
(5.6)	Purchase of treasury stock	(782)	—	—	—	(782)	—
354.8	Balance at March 31, 2018	$3,566	$5	$5,685	$7,898	$(10,163)	$141

11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium brands located in the U.S. and Canada;

•	North American Limited-Service, which includes our Select brands located in the U.S. and Canada; and

•	Asia Pacific, which includes all brand tiers in our Asia Pacific region;
The following operating segments do not meet the applicable accounting criteria for separate disclosure as reportable business segments: Caribbean and Latin America, Europe, and Middle East and Africa. We present these operating segments together as “Other International” in the tables below.
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs and charges. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents a portion of our revenues, including license fees we receive from our credit card programs and fees from vacation ownership licensing agreements, general, administrative, and other expenses, merger-related costs and charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. Beginning in the 2018 first quarter, “Other unallocated corporate” also includes revenues and expenses for our Loyalty Programs, and we reflected this change in the prior period amounts shown in the tables below.
Our President and Chief Executive Officer, who is our chief operating decision maker, monitors assets for the consolidated company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
North American Full-Service	$3,299	$3,240
North American Limited-Service	761	741
Asia Pacific	275	241
Other International	527	512
Total segment revenues	4,862	4,734
Other unallocated corporate	144	178
Total consolidated revenues	$5,006	$4,912
Segment Profits

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
North American Full-Service	$277	$302
North American Limited-Service	182	187
Asia Pacific	112	94
Other International	159	118
Total segment profits	730	701
Other unallocated corporate	(158)	(144)
Interest expense, net of interest income	(70)	(63)
Income taxes	(104)	(123)
Net income	$398	$371

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 127 countries and territories under 30 brands at the end of the 2018 first quarter. Under our business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. In our Middle East and Africa and Asia Pacific regions, incentive fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.

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
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities and technology offerings. We address, through various means, hotels in our system that do not meet our standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use websites, and of our associated mobile smartphone applications, through functionality and service improvements.
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
For properties located in countries that use currencies other than the U.S. dollar, comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2017 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption.
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
Business Trends
Our 2018 first quarter results reflected a year-over-year increase in the number of properties in our system, favorable demand for our brands in many markets around the world, and economic growth. For the three months ended March 31, 2018, comparable worldwide systemwide RevPAR increased 3.6 percent to $111.55, ADR increased 1.5 percent on a constant dollar basis to $159.92, and occupancy increased 1.4 percentage points to 69.8 percent, compared to the same period a year ago.
In North America, RevPAR increased in the 2018 first quarter, largely driven by higher transient demand from both corporate and leisure customers reflecting continued hurricane recovery efforts in Florida and Texas, a shift in demand from Caribbean markets impacted by continued hurricane disruption, and economic growth. RevPAR growth was partially constrained by an unfavorable comparison to demand in the prior year period around the inauguration in Washington, D.C. and the timing of the Easter holiday, which reduced group demand. RevPAR growth was also constrained in certain markets by new lodging supply.
Our Europe region experienced higher demand in the 2018 first quarter, led by strong transient business in most countries, partially constrained by slower growth in the U.K. In our Asia Pacific region in the 2018 first quarter, RevPAR grew in most markets, particularly Greater China, Thailand, Singapore, and Fiji, led by strong leisure demand. In our Middle East and Africa region, RevPAR increased on strong growth in Egypt, offset somewhat by geopolitical instability and supply growth in other markets. Growth in our Caribbean and Latin America region was led by higher ADR in the Caribbean, but was partially constrained by weak results in Mexico.
For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements. In the 2018 first quarter compared to the 2017 first quarter at comparable properties, worldwide company-operated house profit margins increased by 70 basis points. International company-operated house profit margins increased by 160 basis points, reflecting improved productivity, solid cost controls and procurement savings, and higher room rates. North American company-operated house profit margins decreased by 10 basis points, primarily reflecting modest RevPAR growth, higher wages and comparison to performance in the prior year period around the inauguration.
System Growth and Pipeline
During the 2018 first quarter, we added 100 properties (14,905 rooms) while 29 properties (6,351 rooms) exited our system, increasing our total properties to 6,591 (1,266,128 rooms). Approximately 39 percent of added rooms are located outside North America, and 11 percent of the room additions are conversions from competitor brands.
Since the end of the 2017 first quarter, we added 470 properties (74,311 rooms), while 76 properties (14,927 rooms) exited our system.
At the end of the 2018 first quarter, we had nearly 465,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and approximately 34,000 hotel rooms approved for development but not yet under signed contracts. More than half of the rooms in our development pipeline are outside North America.

Properties and Rooms
At March 31, 2018, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	417	185,406	681	197,675	10	5,235	—	—	1,108	388,316
North American Limited-Service	403	63,643	3,261	374,742	20	3,006	37	6,271	3,721	447,662
Asia Pacific	553	165,135	92	25,782	4	953	—	—	649	191,870
Other International	523	121,733	374	74,435	31	8,154	96	11,772	1,024	216,094

Timeshare	—	—	89	22,186	—	—	—	—	89	22,186
Total	1,896	535,917	4,497	694,820	65	17,348	133	18,043	6,591	1,266,128

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.

Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017		Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017
JW Marriott	$191.86	0.3%	77.7%	0.8%	pts.	$246.91	(0.7)%
The Ritz-Carlton	$304.39	4.8%	75.7%	1.3%	pts.	$402.34	3.0%
W Hotels	$236.66	5.3%	80.1%	1.0%	pts.	$295.61	3.9%
Composite North American Luxury (1)	$276.65	4.5%	78.3%	1.0%	pts.	$353.27	3.2%
Marriott Hotels	$146.99	0.8%	73.6%	0.3%	pts.	$199.85	0.5%
Sheraton	$128.97	0.3%	72.6%	(1.7)%	pts.	$177.59	2.7%
Westin	$147.42	0.8%	71.4%	(0.1)%	pts.	$206.52	1.0%
Composite North American Upper Upscale (2)	$141.21	0.6%	72.7%	(0.2)%	pts.	$194.29	0.9%
North American Full-Service (3)	$164.01	1.7%	73.6%	—%	pts.	$222.76	1.7%
Courtyard	$97.29	(0.1)%	69.1%	—%	pts.	$140.90	—%
Residence Inn	$121.02	(0.4)%	76.4%	(0.4)%	pts.	$158.45	0.1%
Composite North American Limited-Service (4)	$103.68	0.5%	71.5%	0.2%	pts.	$144.91	0.2%
North American - All (5)	$145.00	1.4%	73.0%	0.1%	pts.	$198.70	1.3%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017		Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017
JW Marriott	$190.01	0.6%	77.4%	—%	pts.	$245.60	0.6%
The Ritz-Carlton	$304.39	4.8%	75.7%	1.3%	pts.	$402.34	3.0%
W Hotels	$236.66	5.3%	80.1%	1.0%	pts.	$295.61	3.9%
Composite North American Luxury (1)	$257.96	4.3%	77.7%	1.0%	pts.	$331.95	3.0%
Marriott Hotels	$125.14	0.6%	69.6%	(0.2)%	pts.	$179.69	0.9%
Sheraton	$102.37	1.5%	67.8%	(0.3)%	pts.	$150.91	1.9%
Westin	$146.22	0.6%	72.0%	(0.5)%	pts.	$203.06	1.4%
Composite North American Upper Upscale (2)	$125.37	1.0%	70.0%	(0.3)%	pts.	$179.11	1.4%
North American Full-Service (3)	$138.35	1.6%	70.8%	(0.1)%	pts.	$195.55	1.8%
Courtyard	$94.12	0.9%	68.9%	0.7%	pts.	$136.68	(0.1)%
Residence Inn	$109.92	2.0%	76.0%	1.1%	pts.	$144.72	0.5%
Fairfield Inn & Suites	$73.10	4.2%	66.3%	2.1%	pts.	$110.19	0.9%
Composite North American Limited-Service (4)	$91.42	2.5%	70.4%	1.3%	pts.	$129.90	0.6%
North American - All (5)	$111.82	2.0%	70.5%	0.7%	pts.	$158.52	1.1%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017		Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017
Greater China	$92.66	11.9%	68.7%	5.2%	pts.	$134.82	3.4%
Rest of Asia Pacific	$137.07	7.8%	76.5%	1.8%	pts.	$179.25	5.4%
Asia Pacific	$109.20	10.0%	71.6%	3.9%	pts.	$152.49	3.9%
Caribbean & Latin America	$160.09	10.6%	68.4%	2.9%	pts.	$233.91	6.0%
Europe	$121.72	4.1%	65.8%	1.2%	pts.	$185.03	2.3%
Middle East & Africa	$119.38	3.4%	69.8%	4.5%	pts.	$170.91	(3.3)%
International - All (1)	$118.21	7.3%	69.7%	3.3%	pts.	$169.69	2.2%
Worldwide (2)	$131.37	4.0%	71.3%	1.7%	pts.	$184.28	1.5%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017	Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017		Three Months Ended March 31, 2018	Change vs. Three Months Ended March 31, 2017
Greater China	$92.17	11.5%	68.1%	5.2%	pts.	$135.40	3.1%
Rest of Asia Pacific	$133.07	8.8%	75.6%	1.7%	pts.	$175.99	6.3%
Asia Pacific	$110.34	10.0%	71.4%	3.6%	pts.	$154.49	4.4%
Caribbean & Latin America	$123.80	8.9%	65.8%	2.5%	pts.	$188.15	4.8%
Europe	$104.94	5.9%	63.0%	2.4%	pts.	$166.60	1.8%
Middle East & Africa	$114.24	3.2%	69.0%	3.8%	pts.	$165.57	(2.4)%
International - All (1)	$110.90	7.5%	67.9%	3.2%	pts.	$163.39	2.5%
Worldwide (2)	$111.55	3.6%	69.8%	1.4%	pts.	$159.92	1.5%

(1)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes North American - All and International - All.
CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2018 first quarter compared to the 2017 first quarter. We recast our 2017 results to reflect our adoption of ASU 2014-09.
Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Base management fees	$273	$264	$9	3%
Franchise fees	417	355	62	17%
Incentive management fees	155	140	15	11%
Gross fee revenues	845	759	86	11%
Contract investment amortization	(18)	(11)	7	64%
Net fee revenues	$827	$748	$79	11%
First Quarter
The $9 million increase in base management fees primarily reflected RevPAR and unit growth.
The $62 million increase in franchise fees primarily reflected $33 million of higher branding fees, driven by higher fees from our co-brand credit card agreements, $18 million from unit growth, and $6 million from RevPAR growth.

The $15 million increase in incentive management fees primarily reflected $12 million from higher net house profits at managed hotels in our Asia Pacific segment.
The $7 million increase in contract investment amortization primarily reflected $6 million of higher contract write-offs related to terminated contracts.
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Owned, leased, and other revenue	$406	$428	$(22)	(5)%
Owned, leased, and other - direct expenses	336	356	(20)	(6)%
	$70	$72	$(2)	(3)%
First Quarter
Owned, leased, and other revenue, net of direct expenses decreased by $2 million, primarily due to $22 million of lower owned and leased profits attributable to properties sold, partially offset by $21 million of higher termination fees.
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Cost reimbursement revenue	$3,773	$3,736	$37	1%
Reimbursed expenses	3,835	3,696	139	4%
	$(62)	$40	$(102)	(255)%
First Quarter
Cost reimbursement revenue, net of reimbursed expenses decreased by $102 million due to temporary timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. The change was primarily attributable to our Loyalty Programs. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Depreciation, amortization, and other	$54	$51	$3	6%
General, administrative, and other	247	212	35	17%
Merger-related costs and charges	34	51	(17)	(33)%
First Quarter
General, administrative, and other expenses increased by $35 million, primarily due to the company-funded supplemental retirement savings plan contributions in 2018, which we described in the “Liquidity and Capital Resources” section in Part II, Item 7 of our 2017 Form 10-K.
Merger-related costs and charges decreased by $17 million, primarily due to lower employee termination costs.

Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Gains and other income, net	$59	$—	$59	nm
Interest expense	(75)	(70)	5	7%
Interest income	5	7	(2)	(29)%
Equity in earnings	13	11	2	18%
nm means percentage change is not meaningful.
First Quarter
Gains and other income, net increased by $59 million, primarily due to the gain on the sale of two properties in our Caribbean and Latin America region.
Interest expense increased by $5 million, primarily due to higher commercial paper interest rates and borrowings, partially offset by $5 million from lower interest due to the maturity of Series I Notes.
Income Taxes
On December 22, 2017, the U.S. government enacted the 2017 Tax Act, which significantly changes how the U.S. taxes corporations. As discussed below and in Footnote 6. Income Taxes, our accounting for the 2017 Tax Act is not yet complete as we continue to refine our calculations, collect necessary information, and monitor developing interpretations. As we complete our analysis of the 2017 Tax Act, collect and prepare necessary data, and interpret any additional regulatory guidance, we may adjust the provisional amounts that we have recorded during a measurement period of up to one year from the enactment of the 2017 Tax Act, which could materially impact our provision for income taxes in the periods in which we make such adjustments. Although we are not yet able to quantify all impacts of the 2017 Tax Act on our 2018 and future results, we believe that the overall impact of the 2017 Tax Act on our future financial results will be positive.
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we made a reasonable estimate of the net impact of the corporate tax rate reduction on our deferred tax assets and liabilities, which did not change in the 2018 first quarter. However, our estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax. The Transition Tax is a new one-time tax on previously untaxed E&P of certain of our foreign subsidiaries accumulated post-1986 through year-end 2017. In addition to U.S. federal income taxes, the deemed repatriation of such E&P under the 2017 Tax Act may result in additional state income taxes in some of the U.S. states in which we operate. In the 2018 first quarter, we reduced our Transition Tax provisional estimate and recorded a benefit of $5 million, resulting in a net provisional estimated federal and state Transition Tax of $740 million. This adjustment resulted from changes to E&P as a result of completing an IRS audit. Our total Transition Tax estimate could continue to change as we finalize our analysis of untaxed post-1986 E&P, amounts held in cash or other specified assets, and as audits of federal income taxes are completed. We also recorded a state tax expense of $27 million relating to our plan to remit a portion of the accumulated earnings of non-U.S. subsidiaries in the future. This estimate could change as we complete additional analyses of the impacts of the 2017 Tax Act.
State net operating losses and valuation allowances. We must assess whether various aspects of the 2017 Tax Act affect our state net operating loss valuation allowances. As discussed above, we have recorded provisional amounts related to state income taxes for certain portions of the 2017 Tax Act, but we have not completed our analysis for the states where we have net operating loss carryovers and valuation allowances. Because we have not yet completed our determination of the need for, or any change in, any valuation allowance, we have not yet recorded any change to valuation allowances.

Other provisions. We included a provision for GILTI tax related to current-year operations in our estimated annual effective tax rate. We continue to evaluate the provisions in the 2017 Tax Act and their potential impact on future results.
The 2018 first quarter impact of the 2017 Tax Act, and other changes affecting our provision for income taxes, are discussed below.

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Provision for income taxes	$(104)	$(123)	$(19)	(15)%
First Quarter
Provision for income taxes decreased by $19 million, primarily due to the reduction of the U.S. federal tax rate under the 2017 Tax Act ($36 million), the release of tax reserves due to the completion of certain examinations ($34 million), an increase in tax deductions from higher reimbursed expenses ($11 million), excess tax deductions related to the vesting and exercise of share-based awards ($8 million), and a reduction in the provisional Transition Tax estimate under the 2017 Tax Act ($5 million). The decrease was partially offset by tax expense incurred for uncertain tax positions relating to legacy-Starwood operations ($30 million), state tax expense due to a change in our position regarding the future remittance of a portion of the accumulated earnings of non-U.S. subsidiaries ($27 million), tax expense related to the gain on the sale of two properties ($14 million), and the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act ($8 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific, for the 2018 first quarter compared to the 2017 first quarter. See Footnote 11. Business Segments for other information about each segment, including revenues and a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2017 first quarter, across our North American Full-Service segment, we added 57 properties (12,798 rooms), and 13 properties (4,367 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Segment revenues	$3,299	$3,240	$59	2%
Segment profits	$277	$302	$(25)	(8)%
First Quarter
North American Full-Service segment profits decreased by $25 million, primarily due to the following:

•	$30 million of lower cost reimbursement revenue, net of reimbursed expenses;

•
$4 million of lower owned, leased, and other revenue, net of direct expenses, reflecting $20 million lower owned and leased profits from properties sold in 2017, partially offset by $16 million of higher termination fees; and

•	$9 million of higher base management and franchise fees, primarily reflecting $7 million from unit growth.
North American Limited-Service
Since the end of the 2017 first quarter, across our North American Limited-Service segment, we added 262 properties (32,041 rooms), and 24 properties (2,834 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Segment revenues	$761	$741	$20	3%
Segment profits	$182	$187	$(5)	(3)%
First Quarter
North American Limited-Service segment profits decreased by $5 million, primarily due to the following:

•	$21 million of lower cost reimbursement revenue, net of reimbursed expenses; and

•	$16 million of higher base management and franchise fees, primarily reflecting $11 million from unit growth.
Asia Pacific
Since the end of the 2017 first quarter, across our Asia Pacific segment, we added 75 properties (17,241 rooms), and seven properties (2,252 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017	Change 2018 vs. 2017
Segment revenues	$275	$241	$34	14%
Segment profits	$112	$94	$18	19%
First Quarter
Asia Pacific segment profits increased by $18 million, primarily due to the following:

•	$12 million of higher incentive management fees driven by higher net house profits and unit growth;

•	$8 million of higher base management and franchise fees, due to RevPAR and unit growth; and

•	$6 million of lower cost reimbursement revenue, net of reimbursed expenses.
SHARE-BASED COMPENSATION
We award: (1) restricted stock units (“RSUs”) of our common stock; (2) stock appreciation rights (“SARs”) for our common stock; (3) stock options to purchase our common stock; and (4) deferred stock units. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports. See Footnote 5. Share-Based Compensation for more information.
NEW ACCOUNTING STANDARDS
See Footnote 1. Basis of Presentation for information on our anticipated adoption of recently issued accounting standards.
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
At March 31, 2018, our available borrowing capacity amounted to $1,696 million and reflected borrowing capacity of $995 million under our Credit Facility and our cash balance of $701 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $3,005 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2018 first quarter, our long-term debt had a weighted average interest rate of 2.9 percent and a weighted average maturity of approximately 5.0 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2018 first quarter.
Cash, cash equivalents, and restricted cash totaled $743 million at March 31, 2018, an increase of $314 million from year-end 2017, reflecting net cash provided by operating activities ($675 million), higher commercial paper borrowings ($627 million), and proceeds from the sale of two Caribbean and Latin America properties ($100 million). The following cash outflows partially offset these cash inflows: purchase of treasury stock ($815 million), dividend payments ($118 million), financing outflows for employee share-based compensation withholding taxes ($95 million), and capital expenditures ($64 million). Both periods presented in our Statements of Cash Flows reflect changes resulting from our adoption of ASUs 2014-09, 2016-15, and 2016-18.
In the 2018 second quarter, we received net proceeds of approximately $443 million from our issuance of Series X Notes, after deducting the underwriting discount and estimated expenses.

Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2018 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $64 million in the 2018 first quarter and $48 million in the 2017 first quarter. Capital expenditures in the 2018 first quarter increased by $16 million compared to the 2017 first quarter, primarily due to improvements to our worldwide systems. We expect spending on capital expenditures and other investments will total approximately $600 million to $700 million for the 2018 full year, including loan advances, equity and other investments, contract acquisition costs, and various capital expenditures (including approximately $225 million for maintenance capital spending).
Over time, we have sold hotels, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, many of which we have sold or are seeking to sell. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include new construction, loans, guarantees, and noncontrolling equity investments.
Share Repurchases
We purchased 5.6 million shares of our common stock during the 2018 first quarter at an average price of $139.20 per share. As of March 31, 2018, 26.6 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Dividends
Our Board of Directors declared the following quarterly cash dividends in 2018: (1) $0.33 per share declared on February 9, 2018 and paid March 30, 2018 to shareholders of record on February 23, 2018 and (2) $0.41 per share declared on May 4, 2018 and to be paid June 29, 2018 to shareholders of record on May 18, 2018.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2018 first quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2017 Form 10-K, other than a $627 million increase in commercial paper borrowings. See Footnote 8. Long-Term Debt for more information on our total debt at March 31, 2018, as well as our 2018 second quarter issuance of Series X Notes.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2017 Form 10-K. Since the date of our 2017 Form 10-K, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them, other than those described below.
Loyalty Programs. After the adoption of ASU 2014-09, our accounting for our loyalty programs revenue continues to be a critical accounting policy. Critical estimates include breakage of hotel points, credit card points, and free night certificates, the volume of points and free night certificates that will be issued under our co-brand credit card agreements, the amount of consideration to which we will be entitled under our co-brand credit card agreements, and the stand-alone selling prices of goods and services provided under our co-brand credit card agreements.
See the “Performance Obligations” caption of Footnote 2. Revenues for additional information related to these critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2017.
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
Internal Control Over Financial Reporting
On January 1, 2018, we adopted ASU 2014-09. Upon adoption, we implemented changes in internal control over financial reporting related to the development of new accounting policies, revenue recognition processes, review control procedures, and financial statement disclosures.
We made no other changes in internal control over financial reporting during the 2018 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Economic downturns could impact our financial results and growth. Weak economic conditions in one or more parts of the world, changes in oil prices and currency values, potential disruptions in the U.S. economy generally and the travel business in particular that might result from the U.S. administration’s changing policies in areas such as trade, travel, immigration, healthcare, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions could continue, could have a negative impact on the lodging industry. U.S. government travel is also a significant part of our business, and this aspect of our business could suffer due to U.S. federal spending cuts, or government hiring restrictions and any further limitations that may result from presidential or congressional action or inaction. Because of such uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Our future financial results and growth could be further harmed or constrained if economic or these other conditions worsen.
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
Some of the anticipated benefits of combining Starwood and Marriott may still not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination will result in various benefits, including, among other things, operating efficiencies. Although we have already achieved some of those anticipated benefits, others remain subject to several uncertainties, including whether we can continue to effectively and efficiently integrate the Starwood business.

Integration could also take longer than we anticipate and involve unexpected costs. Disruptions of each legacy company’s ongoing businesses, processes, and systems could adversely affect the combined company. We also may still encounter difficulties harmonizing our different reservations and other systems, Loyalty Programs and other business practices as the integration process continues. Because of these or other factors, we cannot assure you when or that we will be able to fully realize additional benefits from the Starwood Combination in the form of eliminating duplicative costs, or achieving other operating efficiencies, cost savings, or benefits, or that difficulties encountered with our harmonization efforts will not have adverse effects on our business or reputation.
Program changes associated with our integration efforts could have a negative effect on guest preference or behavior. Our integration efforts involve significant changes to certain of our guest programs and services, including our Loyalty Programs, co-branded credit card arrangements and consumer-facing technology platforms and services. While we believe such changes will enhance these programs and services for our guests and drive guest preference and satisfaction, these changes remain subject to various uncertainties, including whether the changes could be negatively perceived by certain guests and consumers, could affect guest preference or could alter reservation, spending or other guest or consumer behavior, all of which could adversely affect our market share, reputation, business, financial condition, or results of operations.
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, or a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). This means, among other things, that property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. If terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
Our lodging operations are subject to global, national, and regional conditions. Because we conduct our business on a global platform, changes in global and regional economies impact our activities. In recent years, decreases in travel resulting from weak economic conditions and the heightened travel security measures resulting from the threat of further terrorism have hurt our business. Our future performance could be similarly affected by the economic and political environment in each of our operating regions, the resulting unknown pace of both business and leisure travel, and any future incidents or changes in those regions.
The growing significance of our operations outside of the U.S. makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. More than a third of the rooms in our system are located outside of the U.S. and its territories. We expect that our international operations, and resulting revenues, will continue to grow. This increasingly exposes us to the challenges and risks of doing business outside the U.S., many of which are outside of our control, and which could reduce our revenues or profits, increase our costs, result in significant liabilities or sanctions, disrupt our business, or damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, currency regulations, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (5) rapid changes in government policy, political or civil unrest, acts of terrorism, or the threat of international boycotts or U.S. anti-boycott legislation; and (6) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of March 31, 2018, we had $17.9 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Actions by our franchisees and licensees could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, residential, and our credit card programs. Under the terms of their agreements with us, our franchisees and licensees interact directly with guests and other third parties under our brand and trade names. If these franchisees or licensees fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data breach involving guest information; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our franchise and license agreements provide us with recourse and remedies in the event of a breach by the franchisee or licensee, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting franchisee or licensee.
Collective bargaining activity could disrupt our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with those associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Collective bargaining agreements representing approximately half of our organized associates in the U.S. are expiring in 2018 and are in the process of being renegotiated. Labor disputes, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services.
Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses, legal costs, and limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by our third-party property owners and franchisees. Increased unionization of our workforce, new labor legislation, or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. Marriott requires comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, or liabilities that result from breaches in the security of our information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. For example, in 2018 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters. In addition, in the event of a substantial loss, the insurance coverage we or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.

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
Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals, and other limitations that may be imposed by market and submarket factors, such as projected room occupancy and rate, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, and costs of construction.
Our development activities expose us to project cost, completion, and resale risks. We occasionally develop new hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in 2014 and 2015 in connection with our development and construction of three EDITION hotels and residences, our ongoing involvement in the development of properties presents a number of risks, including that: (1) any future weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays or cost overruns, including those due to a shortage of skilled labor, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of the 2018 first quarter, we acquired a significant number of those properties as part of the Starwood Combination, and such properties are subject to the risks that generally relate to investments in real property. Although we have sold several of those properties since the Merger Date and we are actively pursuing additional sales, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.
Development and other investing activities that involve our co-investment with third parties may result in disputes and may decrease our ability to manage risk. We have from time to time invested, and may continue to invest, in partnerships, joint ventures, and other business structures involving our co-investment with third parties. These investments generally include some form of shared control over the development of the asset or operations of the business and create added risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, could have or develop business interests, policies, or objectives that are inconsistent with ours, could take action without our approval (or, conversely, prevent us from taking action without our partner’s approval), or could make requests contrary to our policies or objectives. Should a venture partner become bankrupt we could become liable for our partner’s share of the venture’s liabilities. Actions by a co-venturer might subject the assets owned by the venture or partnership to additional risk, such as increased project costs, project delays, or operational difficulties following project completion. These risks may be more likely to occur in difficult business environments. We cannot assure you that our investments through partnerships or joint ventures will be successful despite these risks.
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer guests toward their websites (a practice that has been challenged by various trademark owners in federal court). Although we have successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increase the overall cost of Internet bookings for our hotels. In addition, if we fail to reach satisfactory agreements as our contracts with intermediaries come up for periodic renewal, our hotels might no longer appear on their websites and we could lose business as a result. Intermediaries could also shift business away from us to other brands if other brands offer more attractive commissions to the intermediary.
We are exposed to risks and costs associated with protecting the integrity and security of company, employee, and guest data. Our businesses process, use, and transmit large volumes of company, employee and guest data, including credit card numbers and other personal information in various information systems that we maintain and in systems maintained by third parties, including our owners, franchisees and licensees, as well as our service providers, in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. The integrity and protection of that guest, employee, and company data is critical to our business. If that data is inaccurate or incomplete, we could make faulty decisions.
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
Cyber-attacks could have a disruptive effect on our business. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, operator error, or inadvertent releases of data may materially impact our information systems and records and those of our owners, franchisees, licensees, or service providers. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access or prevent authorized access to such systems have greatly increased in recent years. A significant theft, loss, loss of access to, or fraudulent use of guest, employee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, lost sales, litigation, loss of development opportunities, or associate retention and recruiting difficulties, all of which could affect our market share, reputation, business, financial condition, or results of operations. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can be difficult to assess or remediate even once detected, which could magnify the severity of these adverse effects. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
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
Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws, or new federal laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential guests and customers from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or by including our marketing message in the other company’s marketing materials. If access to these lists were to be prohibited or otherwise restricted, our ability to develop new guests and customers and introduce them to our products could be impaired.
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
Other Risks
Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for financial reporting, taxes, healthcare, cybersecurity, privacy, climate change, and the environment. Changes to such laws, regulations, or policies could reduce our profits. We also anticipate that many of the jurisdictions where we do business will continue to review taxes and other revenue raising measures, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices or reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could significantly impact us, and other modifications could reduce the profits that we can effectively realize from our operations or could require costly changes to those operations or the way in which they are structured.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate. On December 22, 2017, the U.S. enacted the 2017 Tax Act, which significantly affected U.S. tax law by changing how the U.S. imposes income tax on multinational corporations. The 2017 Tax Act requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the 2017 Tax Act and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, further regulatory or GAAP accounting guidance for the 2017 Tax Act, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates of the impact of the 2017 Tax Act in our Financial Statements, which could in turn materially affect our tax obligations and effective tax rate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 - January 31, 2018	1.7	$139.82	1.7	30.5
February 1, 2018 - February 28, 2018	1.4	$139.18	1.4	29.1
March 1, 2018 - March 31, 2018	2.5	$138.79	2.5	26.6

(1)
On February 11, 2016 and November 9, 2017, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares and 30 million shares, respectively. As of December 31, 2017 and March 31, 2018, 32.2 million shares and 26.6 million shares, respectively, remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6. Exhibits
We have not filed as exhibits certain instruments defining the rights of holders of the long-term debt of Marriott pursuant to Item 601(b)(4)(iii) of Regulation S-K promulgated under the Exchange Act, because the amount of debt authorized and outstanding under each such instrument does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

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

10.1
First Amendment to License, Services, and Development Agreement for Marriott Projects, dated February 26, 2018, among the Company, Marriott Worldwide Corporation, MVWC, and the other signatories thereto.
Exhibit No. 10.1 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.2	First Amendment to License, Services, and Development Agreement for Ritz-Carlton Projects, dated February 26, 2018, among The Ritz-Carlton Hotel Company, LLC, MVWC, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.3	First Amendment to the Marriott Rewards Affiliation Agreement, dated February 26, 2018, among the Company, Marriott Rewards, LLC, MVWC, and Marriott Ownership Resorts, Inc.	Exhibit No. 10.3 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.4	Termination of Noncompetition Agreement, dated February 26, 2018, between the Company and MVWC.	Exhibit No. 10.4 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

†10.5	Amended and Restated Side Letter Agreement – Program Affiliation, dated February 26, 2018, among the Company, Marriott Worldwide Corporation, Marriott Rewards, LLC and MVWC.	Exhibit No. 10.5 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

*10.6.1	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Filed with this report.

*10.6.2	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Filed with this report.

*10.7	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Filed with this report.

*10.8	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Filed with this report.

*10.9	Marriott International, Inc. Executive Officer Annual Cash Incentive Program.	Filed with this report.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

†
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

*	Denotes management contract or compensatory plan.
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017; (iii) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017; and (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
10th day of May, 2018

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)