Form 10-Q
period 2018-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2018-08-07
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 346,988,137 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 25, 2018.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES
Base management fees	$300	$285	$573	$549
Franchise fees	475	408	892	763
Incentive management fees	176	155	331	295
Gross fee revenues	951	848	1,796	1,607
Contract investment amortization	(13)	(12)	(31)	(23)
Net fee revenues	938	836	1,765	1,584
Owned, leased, and other revenue	423	448	829	876
Cost reimbursement revenue	3,985	3,927	7,758	7,663
	5,346	5,211	10,352	10,123
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	334	350	670	706
Depreciation, amortization, and other	58	71	112	122
General, administrative, and other	217	234	464	446
Merger-related costs and charges	18	21	52	72
Reimbursed expenses	3,979	3,791	7,814	7,487
	4,606	4,467	9,112	8,833
OPERATING INCOME	740	744	1,240	1,290
Gains and other income, net	114	25	173	25
Interest expense	(85)	(73)	(160)	(143)
Interest income	6	8	11	15
Equity in earnings	21	12	34	23
INCOME BEFORE INCOME TAXES	796	716	1,298	1,210
Provision for income taxes	(186)	(227)	(290)	(350)
NET INCOME	$610	$489	$1,008	$860
EARNINGS PER SHARE
Earnings per share - basic	$1.73	$1.29	$2.83	$2.25
Earnings per share - diluted	$1.71	$1.28	$2.80	$2.23
CASH DIVIDENDS DECLARED PER SHARE	$0.41	$0.33	$0.74	$0.63
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$610	$489	$1,008	$860
Other comprehensive (loss) income:
Foreign currency translation adjustments	(399)	162	(247)	350
Derivative instrument adjustments, net of tax	11	(6)	8	(8)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	(1)	—	(2)
Pension and postretirement adjustments, net of tax	—	—	—	—
Reclassification of losses (gains), net of tax	3	1	16	1
Total other comprehensive (loss) income, net of tax	(385)	156	(223)	341
Comprehensive income	$225	$645	$785	$1,201
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and equivalents	$366	$383
Accounts and notes receivable, net	2,174	1,973
Prepaid expenses and other	264	235
Assets held for sale	13	149
	2,817	2,740
Property and equipment, net	1,958	1,793
Intangible assets
Brands	5,842	5,922
Contract acquisition costs and other	2,598	2,622
Goodwill	9,103	9,207
	17,543	17,751
Equity method investments	638	734
Notes receivable, net	121	142
Deferred tax assets	171	93
Other noncurrent assets	596	593
	$23,844	$23,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$616	$398
Accounts payable	834	783
Accrued payroll and benefits	1,176	1,214
Liability for guest loyalty programs	2,177	2,121
Accrued expenses and other	1,101	1,291
	5,904	5,807
Long-term debt	8,375	7,840
Liability for guest loyalty programs	3,314	2,819
Deferred tax liabilities	567	605
Deferred revenue	645	583
Other noncurrent liabilities	2,198	2,610
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,728	5,770
Retained earnings	8,363	7,242
Treasury stock, at cost	(11,011)	(9,418)
Accumulated other comprehensive loss	(244)	(17)
	2,841	3,582
	$23,844	$23,846
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017
OPERATING ACTIVITIES
Net income	$1,008	$860
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	143	145
Share-based compensation	93	95
Income taxes	(198)	148
Liability for guest loyalty programs	542	184
Contract acquisition costs	(71)	(89)
Merger-related charges	(23)	(98)
Working capital changes	(241)	(113)
Gain on asset dispositions	(173)	(24)
Other	49	78
Net cash provided by operating activities	1,129	1,186
INVESTING ACTIVITIES
Capital expenditures	(388)	(104)
Dispositions	436	482
Loan advances	(13)	(48)
Loan collections	29	10
Other	50	(17)
Net cash provided by investing activities	114	323
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	707	119
Issuance of long-term debt	443	1
Repayment of long-term debt	(387)	(301)
Issuance of Class A Common Stock	4	3
Dividends paid	(262)	(240)
Purchase of treasury stock	(1,673)	(1,328)
Share-based compensation withholding taxes	(101)	(135)
Net cash used in financing activities	(1,269)	(1,881)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(26)	(372)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	429	887
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$403	$515

(1)
The 2018 amounts include restricted cash of $46 million at December 31, 2017, and $37 million at June 30, 2018, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2018 and December 31, 2017, the results of our operations for the three and six months ended June 30, 2018 and June 30, 2017, and cash flows for the six months ended June 30, 2018 and June 30, 2017. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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

The cumulative effect of adopting ASU 2014-09 was a decrease in 2016 retained earnings of $264 million.
The following tables present the effect of the adoption of ASUs 2014-09, 2016-15, and 2016-18 on our 2017 Financial Statements. Throughout this report, our 2017 financial results reflect the “As Adjusted” amounts shown in the tables below.

Income Statements

	Three Months Ended			Six Months Ended
($ in millions, except per share amounts)	June 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	June 30, 2017 (As Adjusted)	June 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	June 30, 2017 (As Adjusted)
REVENUES
Base management fees	$285	$—	$285	$549	$—	$549
Franchise fees	416	(8)	408	781	(18)	763
Incentive management fees	148	7	155	301	(6)	295
Gross fee revenues	849	(1)	848	1,631	(24)	1,607
Contract investment amortization	—	(12)	(12)	—	(23)	(23)
Net fee revenues	849	(13)	836	1,631	(47)	1,584
Owned, leased, and other revenue	458	(10)	448	897	(21)	876
Cost reimbursement revenue	4,488	(561)	3,927	8,828	(1,165)	7,663
	5,795	(584)	5,211	11,356	(1,233)	10,123
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	355	(5)	350	713	(7)	706
Depreciation, amortization, and other	85	(14)	71	150	(28)	122
General, administrative, and other	226	8	234	436	10	446
Merger-related costs and charges	21	—	21	72	—	72
Reimbursed expenses	4,488	(697)	3,791	8,828	(1,341)	7,487
	5,175	(708)	4,467	10,199	(1,366)	8,833
OPERATING INCOME	620	124	744	1,157	133	1,290
Gains and other income, net	25	—	25	25	—	25
Interest expense	(73)	—	(73)	(143)	—	(143)
Interest income	8	—	8	15	—	15
Equity in earnings	12	—	12	23	—	23
INCOME BEFORE INCOME TAXES	592	124	716	1,077	133	1,210
Provision for income taxes	(178)	(49)	(227)	(298)	(52)	(350)
NET INCOME	$414	$75	$489	$779	$81	$860
EARNINGS PER SHARE
Earnings per share - basic	$1.09	$0.20	$1.29	$2.04	$0.21	$2.25
Earnings per share - diluted	$1.08	$0.20	$1.28	$2.02	$0.21	$2.23

Statements of Comprehensive Income

	Three Months Ended			Six Months Ended
($ in millions)	June 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	June 30, 2017 (As Adjusted)	June 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	June 30, 2017 (As Adjusted)
Net income	$414	$75	$489	$779	$81	$860
Other comprehensive income (loss):
Foreign currency translation adjustments	162	—	162	350	—	350
Derivative instrument adjustments, net of tax	(6)	—	(6)	(8)	—	(8)
Unrealized (loss) gain on available-for-sale securities, net of tax	(1)	—	(1)	(2)	—	(2)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—
Reclassification of losses, net of tax	1	—	1	1	—	1
Total other comprehensive income, net of tax	156	—	156	341	—	341
Comprehensive income	$570	$75	$645	$1,120	$81	$1,201

Balance Sheets

($ in millions)	December 31, 2017 (As Previously Reported) (1)	Adoption of ASU 2014-09	December 31, 2017 (As Adjusted)
ASSETS
Current assets
Cash and equivalents	$383	$—	$383
Accounts and notes receivable, net	1,999	(26)	1,973
Prepaid expenses and other	216	19	235
Assets held for sale	149	—	149
	2,747	(7)	2,740
Property and equipment, net	1,793	—	1,793
Intangible assets
Brands	5,922	—	5,922
Contract acquisition costs and other	2,884	(262)	2,622
Goodwill	9,207	—	9,207
	18,013	(262)	17,751
Equity method investments	735	(1)	734
Notes receivable, net	142	—	142
Deferred tax assets	93	—	93
Other noncurrent assets	426	167	593
	$23,949	$(103)	$23,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$398	$—	$398
Accounts payable	783	—	783
Accrued payroll and benefits	1,214	—	1,214
Liability for guest loyalty programs	2,064	57	2,121
Accrued expenses and other	1,541	(250)	1,291
	6,000	(193)	5,807
Long-term debt	7,840	—	7,840
Liability for guest loyalty programs	2,876	(57)	2,819
Deferred tax liabilities	604	1	605
Deferred revenue	145	438	583
Other noncurrent liabilities	2,753	(143)	2,610
Shareholders' equity
Class A Common Stock	5	—	5
Additional paid-in-capital	5,770	—	5,770
Retained earnings	7,391	(149)	7,242
Treasury stock, at cost	(9,418)	—	(9,418)
Accumulated other comprehensive loss	(17)	—	(17)
	3,731	(149)	3,582
	$23,949	$(103)	$23,846

(1)	Includes reclassifications among various captions, including Deferred revenue and Other noncurrent liabilities, to conform to current period presentation.

Statements of Cash Flows

	Six Months Ended			Six Months Ended
($ in millions)	June 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	Adoption of ASUs 2016-18 and 2016-15	June 30, 2017 (As Adjusted)
OPERATING ACTIVITIES
Net income	$779	$81	$—	$860
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	150	(5)	—	145
Share-based compensation	95	—	—	95
Income taxes	96	52	—	148
Liability for guest loyalty program	204	(20)	—	184
Contract acquisition costs	—	(89)	—	(89)
Merger-related charges	(98)	—	—	(98)
Working capital changes	(6)	(95)	(12)	(113)
Gain on asset dispositions	(24)	—	—	(24)
Other	106	(14)	(14)	78
Net cash provided by (used in) operating activities	1,302	(90)	(26)	1,186
INVESTING ACTIVITIES
Capital expenditures	(104)	—	—	(104)
Dispositions	482	—	—	482
Loan advances	(48)	—	—	(48)
Loan collections	10	—	—	10
Contract acquisition costs	(91)	91	—	—
Other	(16)	(1)	—	(17)
Net cash provided by investing activities	233	90	—	323
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	105	—	14	119
Issuance of long-term debt	1	—	—	1
Repayment of long-term debt	(301)	—	—	(301)
Issuance of Class A Common Stock	3	—	—	3
Dividends paid	(240)	—	—	(240)
Purchase of treasury stock	(1,328)	—	—	(1,328)
Share-based compensation withholding taxes	(135)	—	—	(135)
Net cash provided by (used in) financing activities	(1,895)	—	14	(1,881)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(360)	—	(12)	(372)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	858	—	29	887
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$498	$—	$17	$515
See Footnote 10. Accumulated Other Comprehensive Loss and Shareholders’ Equity for the impact of the adoption of new accounting standards on our shareholders’ equity.

2. REVENUES
Disaggregation of Revenues
The following tables present our revenues disaggregated by major revenue stream for the three and six months ended June 30, 2018 and June 30, 2017.

	Three Months Ended June 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$345	$250	$110	$128	$833
Contract investment amortization	(7)	(3)	(1)	(2)	(13)
Net fee revenues	338	247	109	126	820
Owned, leased, and other revenue	140	37	48	178	403
Cost reimbursement revenue	2,878	604	111	303	3,896
Total segment revenue	$3,356	$888	$268	$607	$5,119
Unallocated corporate					227
Total revenue					$5,346

	Three Months Ended June 30, 2017
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$317	$230	$98	$119	$764
Contract investment amortization	(6)	(3)	(1)	(2)	(12)
Net fee revenues	311	227	97	117	752
Owned, leased, and other revenue	181	32	49	175	437
Cost reimbursement revenue	2,785	577	106	296	3,764
Total segment revenue	$3,277	$836	$252	$588	$4,953
Unallocated corporate					258
Total revenue					$5,211

	Six Months Ended June 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$644	$446	$227	$250	$1,567
Contract investment amortization	(18)	(6)	(1)	(6)	(31)
Net fee revenues	626	440	226	244	1,536
Owned, leased, and other revenue	295	70	95	336	796
Cost reimbursement revenue	5,734	1,139	222	554	7,649
Total segment revenue	$6,655	$1,649	$543	$1,134	$9,981
Unallocated corporate					371
Total revenue					$10,352

	Six Months Ended June 30, 2017
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$606	$411	$195	$231	$1,443
Contract investment amortization	(12)	(6)	(1)	(4)	(23)
Net fee revenues	594	405	194	227	1,420
Owned, leased, and other revenue	378	63	90	324	855
Cost reimbursement revenue	5,545	1,109	209	549	7,412
Total segment revenue	$6,517	$1,577	$493	$1,100	$9,687
Unallocated corporate					436
Total revenue					$10,123
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
Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the contract term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally based on sales or other variable metrics and are payable on a monthly basis. We recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, proceeds from the sale of our interest in Avendra that we expend for the benefit of our hotel owners are included in “Reimbursed expenses.”

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
Under our Loyalty Programs, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Programs as cross-brand marketing programs to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Programs, including costs for marketing, promotion, communication with, and performing member services for Loyalty Program members, with no added mark-up. We receive contributions on a monthly basis from managed, franchised, owned, and leased hotels based on a portion of qualified spend by Loyalty Program members. We recognize these contributions into revenue as the points are redeemed and we provide the related service. The amount of revenue we recognize upon point redemption is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate such amounts based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption of our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. We recognize all other Loyalty Program costs as incurred in our “Reimbursed expenses” caption.
We have multi-year agreements for our co-brand credit cards associated with our Loyalty Programs. Under these agreements, we have performance obligations to provide a license to the intellectual property associated with our brands and marketing lists (“Licensed IP”) to the financial institutions that issue the credit cards, to arrange for the redemption of Loyalty Program points as discussed in the preceding paragraph, and to provide free night certificates to cardholders. We receive fees from these agreements, including fixed amounts that are primarily payable at contract inception, and variable amounts that are paid to us monthly over the term of the agreements, based on: (1) the number of free night certificates issued and redeemed; (2) the number of Loyalty Program points purchased; and (3) the volume of cardholder spend. We allocate those fees among the performance obligations, including the Licensed IP, our Loyalty Program points, and free night certificates provided to cardholders based on their estimated standalone selling prices. The estimation of the standalone selling prices requires significant judgments based upon generally accepted valuation methodologies regarding the value of our Licensed IP, the amount of funding we will receive, and the number of Loyalty Program points and free night certificates we will issue over the term of the agreements. We base our estimates of these amounts on our historical experience and expectation of future cardholder behavior. We recognize the portion of the Licensed IP revenue that meets the sales-based royalty criteria as the credit cards are used and the remaining portion of the Licensed IP revenue on a straight-line basis over the contract term. In our Income Statements, we primarily recognize Licensed IP revenue in the “Franchise fees” caption, and we recognize a portion in the “Cost reimbursement revenue” caption. We recognize the revenue related to the Loyalty Program points as discussed in the preceding paragraph. We recognize the revenue related to the free night certificates when the related service is provided. If the free night certificate redemption involves a managed or franchised property, we recognize revenue net of the redemption cost, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property.

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
Current and noncurrent deferred revenue increased by $74 million, to $759 million at June 30, 2018 from $685 million at December 31, 2017, primarily as a result of our revenue recognition activity described above in the “Performance Obligations” caption. The increase was primarily attributable to a $79 million increase related to our credit card branding licenses.
Our current and noncurrent Loyalty Program liability increased by $551 million, to $5,491 million at June 30, 2018 from $4,940 million at December 31, 2017, primarily reflecting an increase in points earned and consideration from our credit card agreements, partially offset by revenue recognized. We recognized revenue related to our Loyalty Programs that was previously deferred of $533 million in the 2018 second quarter, $431 million in the 2017 second quarter, $956 million in the 2018 first half, and $855 million in the 2017 first half.
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
We had capitalized costs to fulfill contracts with customers of $307 million at June 30, 2018 and $295 million at December 31, 2017.
Practical Expedients and Exemptions
We do not disclose the amount of variable consideration that we expect to recognize in future periods in the following circumstances:
(1) if we recognize the revenue based on the amount invoiced for services performed;
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
3.    ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the 2018 second quarter, we purchased the Sheraton Grand Phoenix, a North American Full-Service property that we manage, for $255 million.

Dispositions
In the 2018 second quarter, we sold two North American Full-Service properties — The Tremont Chicago Hotel at Magnificent Mile and Le Centre Sheraton Montreal Hotel — and two Asia Pacific properties — The Westin Denarau Island Resort and The Sheraton Fiji Resort. We recognized total gains of $67 million in the “Gains and other income, net” caption of our Income Statements.
In the 2018 second quarter, we sold our interest in three equity method investments, whose assets included a plot of land in Italy, the W Hotel Mexico City, and the Royal Orchid Sheraton Hotel & Towers in Bangkok, and we recognized total gains of $42 million in the “Gains and other income, net” caption of our Income Statements. Also in the 2018 second quarter, an equity method investee sold The Ritz-Carlton Toronto, and we recorded our share of the gain, $10 million, in the “Equity in earnings” caption of our Income Statements.
In the 2018 first quarter, we sold two Caribbean and Latin America properties — The Sheraton Buenos Aires Hotel & Convention Center and Park Tower, A Luxury Collection Hotel, Buenos Aires. We recognized total gains of $53 million in the “Gains and other income, net” caption of our Income Statements.
4.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Computation of Basic Earnings Per Share
Net income	$610	$489	$1,008	$860
Shares for basic earnings per share	353.4	378.5	355.9	381.7
Basic earnings per share	$1.73	$1.29	$2.83	$2.25
Computation of Diluted Earnings Per Share
Net income	$610	$489	$1,008	$860
Shares for basic earnings per share	353.4	378.5	355.9	381.7
Effect of dilutive securities
Share-based compensation	3.9	4.5	4.4	4.8
Shares for diluted earnings per share	357.3	383.0	360.3	386.5
Diluted earnings per share	$1.71	$1.28	$2.80	$2.23
5.    SHARE-BASED COMPENSATION
We recorded share-based compensation expense of $51 million in the 2018 second quarter and $47 million in the 2017 second quarter, $93 million for the 2018 first half, and $95 million for the 2017 first half. Deferred compensation costs for unvested awards totaled $269 million at June 30, 2018 and $168 million at December 31, 2017.
RSUs and PSUs
We granted 1.4 million restricted stock units (“RSUs”) during the 2018 first half to certain officers, and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2018 first half to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2018 first half had a weighted average grant-date fair value of $133.

6.    INCOME TAXES
Our effective tax rate decreased to 23.3 percent for the 2018 second quarter from 31.7 percent for the 2017 second quarter, primarily due to the reduction of the U.S. federal tax rate under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) and increased earnings in jurisdictions with lower tax rates. The decrease was partially offset by tax expense related to the gains on dispositions in the 2018 second quarter, the 2017 release of a tax reserve due to the favorable settlement of a tax position, and the current period’s provisional estimate of tax for global intangible low-taxed income (“GILTI”) under the 2017 Tax Act.
Our effective tax rate decreased to 22.4 percent for the 2018 first half from 28.9 percent for the 2017 first half, primarily due to the reduction of the U.S. federal tax rate under the 2017 Tax Act, increased earnings in jurisdictions with lower tax rates, and the release of tax reserves due to the completion of certain examinations. The decrease was partially offset by tax expense related to the gains on dispositions, tax expense incurred for uncertain tax positions relating to legacy-Starwood operations, increased state income tax due to a change in our position regarding the future remittance of a portion of the accumulated earnings of non-U.S. subsidiaries, the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act, and the 2017 release of a tax reserve due to the favorable settlement of a tax position.
We paid cash for income taxes, net of refunds, of $489 million in the 2018 first half and $201 million in the 2017 first half, an increase of $288 million primarily due to taxes paid for the 2017 gain on sale of our interest in Avendra.
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
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we made a reasonable estimate of the net impact of the corporate tax rate reduction on our deferred tax assets and liabilities, which did not change in the 2018 first half. However, our estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax. The Transition Tax is a new one-time tax on previously untaxed earnings and profits (“E&P”) of certain of our foreign subsidiaries accumulated post-1986 through year-end 2017. In addition to U.S. federal income taxes, the deemed repatriation of such E&P may result in additional state income taxes in some of the U.S. states in which we operate. In the 2018 first half, we reduced our Transition Tax provisional estimate and recorded a benefit of $5 million, resulting in a net provisional estimated federal and state Transition Tax of $740 million. This adjustment resulted from changes to E&P as a result of completing an IRS audit. Our total Transition Tax estimate could continue to change as we finalize our analysis of untaxed post-1986 E&P, amounts held in cash or other specified assets, and as audits of federal income taxes are completed.
The 2017 Tax Act does not provide for additional income taxes for any remaining undistributed foreign earnings not subject to the Transition Tax, or for any additional outside basis differences inherent in foreign entities, as these amounts continue to be indefinitely reinvested in those foreign operations. Substantially all our unremitted foreign earnings that have not been previously taxed have now been subjected to U.S. taxation under the Transition Tax. In the 2018 first half, we recorded a state tax expense of $27 million relating to our plan to remit a portion of the accumulated earnings of non-U.S. subsidiaries in the future. This estimate could change as we complete additional analyses of the impacts of the 2017 Tax Act.
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
Other provisions. The 2017 Tax Act also included a new provision designed to tax GILTI. Under GAAP, we may make an accounting policy election to either (1) treat any taxes on GILTI inclusions as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). We have not yet adopted either accounting policy because we have not completed our analysis of this provision. We recorded a current provision for GILTI tax related to current-year operations in our estimated annual effective tax rate. Because we are still evaluating the GILTI provisions and performing our analysis of future taxable income that is subject GILTI, we have not provided for additional GILTI tax on deferred items.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at June 30, 2018 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$128	$76
Operating profit	229	110
Other	10	2
	$367	$188
Contingent Purchase Obligations
Times Square EDITION. In the 2018 second quarter, the owner of the Times Square EDITION sold the property, and the lenders terminated our contingent purchase agreement.
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the underlying fee simple interest in the land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at June 30, 2018 was $57 million.

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2018 second quarter and year-end 2017:

	At Period End
($ in millions)	June 30, 2018	December 31, 2017
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	$599	$598
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	348	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	348
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	397	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	448	447
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	345	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	744	744
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	743	743
Series S Notes, interest rate of 6.8%, face amount of $324, matured May 15, 2018 (effective interest rate of 1.7%)	—	330
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	192	197
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	336	337
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	292	292
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	443	—
Commercial paper	3,079	2,371
Credit Facility	—	—
Capital lease obligations	168	171
Other	218	279
	$8,991	$8,238
Less: Current portion of long-term debt	(616)	(398)
	$8,375	$7,840
We paid cash for interest, net of amounts capitalized, of $144 million in the 2018 first half and $123 million in the 2017 first half.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4,000 million of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section of Item 2 below for further information on our Credit Facility and available borrowing capacity at June 30, 2018.

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
9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	June 30, 2018		December 31, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$121	$108	$142	$130
Total noncurrent financial assets	$121	$108	$142	$130

Senior Notes	$(4,927)	$(4,810)	$(5,087)	$(5,126)
Commercial paper	(3,079)	(3,079)	(2,371)	(2,371)
Other long-term debt	(207)	(205)	(217)	(221)
Other noncurrent liabilities	(165)	(165)	(178)	(178)
Total noncurrent financial liabilities	$(8,378)	$(8,259)	$(7,853)	$(7,896)
See the “Fair Value Measurements” caption of Footnote 2. Summary of Significant Accounting Policies of our 2017 Form 10-K for more information on the input levels we use in determining fair value.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2018 first half and 2017 first half:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2017	$(23)	$(10)	$4	$12	$(17)
Other comprehensive (loss) income before reclassifications (1)	(247)	8	—	—	(239)
Amounts reclassified from accumulated other comprehensive loss	8	8	—	—	16
Net other comprehensive (loss) income	(239)	16	—	—	(223)
Adoption of ASU 2016-01	—	—	(4)	—	(4)
Balance at June 30, 2018	$(262)	$6	$—	$12	$(244)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	350	(8)	(2)	—	340
Amounts reclassified from accumulated other comprehensive loss	—	1	—	—	1
Net other comprehensive income (loss)	350	(7)	(2)	—	341
Balance at June 30, 2017	$(153)	$(12)	$4	$5	$(156)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in a gain of $38 million for the 2018 first half and loss of $106 million for the 2017 first half.

The following table details the changes in common shares outstanding and shareholders’ equity for the 2018 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
359.1	Balance at year-end 2017 (as previously reported)	$3,731	$5	$5,770	$7,391	$(9,418)	$(17)
—	Adoption of ASU 2014-09	(149)	—	—	(149)	—	—
359.1	Balance at year-end 2017 (as adjusted)	3,582	5	5,770	7,242	(9,418)	(17)
—	Adoption of ASU 2016-01	—	—	—	4	—	(4)
—	Adoption of ASU 2016-16	372	—	—	372	—	—
—	Net income	1,008	—	—	1,008	—	—
—	Other comprehensive income	(223)	—	—	—	—	(223)
—	Dividends ($0.74 per share)	(263)	—	—	(263)	—	—
1.4	Share-based compensation plans	(3)	—	(42)	—	39	—
(11.8)	Purchase of treasury stock	(1,632)	—	—	—	(1,632)	—
348.7	Balance at June 30, 2018	$2,841	$5	$5,728	$8,363	$(11,011)	$(244)

11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium brands located in the U.S. and Canada;

•	North American Limited-Service, which includes our Select brands located in the U.S. and Canada; and

•	Asia Pacific, which includes all brand tiers in our Asia Pacific region;
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
Segment Revenues

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
North American Full-Service	$3,356	$3,277	$6,655	$6,517
North American Limited-Service	888	836	1,649	1,577
Asia Pacific	268	252	543	493
Other International	607	588	1,134	1,100
Total segment revenues	5,119	4,953	9,981	9,687
Other unallocated corporate	227	258	371	436
Total consolidated revenues	$5,346	$5,211	$10,352	$10,123
Segment Profits

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
North American Full-Service	$394	$375	$671	$677
North American Limited-Service	252	243	434	430
Asia Pacific	140	73	252	167
Other International	160	113	319	231
Total segment profits	946	804	1,676	1,505
Other unallocated corporate	(71)	(23)	(229)	(167)
Interest expense, net of interest income	(79)	(65)	(149)	(128)
Income taxes	(186)	(227)	(290)	(350)
Net income	$610	$489	$1,008	$860

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 130 countries and territories under 30 brands at the end of the 2018 second quarter. Under our business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. In our Middle East and Africa and Asia Pacific regions, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (house profit) less non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.

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
Business Trends
Our 2018 first half results reflected a year-over-year increase in the number of properties in our system, favorable demand for our brands in many markets around the world, and economic growth. For the three months ended June 30, 2018, comparable worldwide systemwide RevPAR increased 3.8 percent to $124.53, ADR increased 2.1 percent on a constant dollar basis to $162.94, and occupancy increased 1.3 percentage points to 76.4 percent, compared to the same period a year ago. For the six months ended June 30, 2018, comparable worldwide systemwide RevPAR increased 3.7 percent to $118.07, ADR increased 1.8 percent on a constant dollar basis to $161.42, and occupancy increased 1.3 percentage points to 73.1 percent, compared to the same period a year ago.
In North America, RevPAR increased in the 2018 first half, driven by higher transient and group demand. RevPAR growth was partially constrained by new lodging supply in certain markets.
In our Asia Pacific region in the 2018 first half, RevPAR grew in most markets, particularly Greater China, India, Japan, and Singapore, led by strong leisure demand. Our Europe region experienced higher demand in the 2018 first half, led by strong transient business in most countries and demand from the World Cup, partially constrained by slower growth in the U.K. and Spain. In our Middle East and Africa region, RevPAR increased on strong growth in Egypt, offset somewhat by geopolitical instability and supply growth in other markets. RevPAR grew across our Caribbean and Latin America region, led by higher ADR in South America and the Caribbean.
For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements. In the 2018 first half compared to the 2017 first half at comparable properties, worldwide company-operated house profit margins increased by 60 basis points. International company-operated house profit margins increased by 100 basis points, and North American company-operated house profit margins increased by 30 basis points, primarily reflecting cost savings initiatives, including synergy savings from the Starwood Combination, and RevPAR growth.
System Growth and Pipeline
During the 2018 first half, we added 242 properties (38,192 rooms) while 45 properties (9,468 rooms) exited our system, increasing our total properties to 6,717 (1,286,725 rooms). Approximately 44 percent of added rooms are located outside North America, and 12 percent of the room additions are conversions from competitor brands.
Since the end of the 2017 second quarter, we added 512 properties (82,025 rooms), while 85 properties (16,954 rooms) exited our system.
At the end of the 2018 second quarter, we had approximately 466,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and approximately 41,500 hotel rooms approved for development but not yet under signed contracts. Nearly half of the rooms in our development pipeline are outside North America.

Properties and Rooms
At June 30, 2018, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	416	184,878	691	200,374	9	5,275	—	—	1,116	390,527
North American Limited-Service	406	64,121	3,326	382,106	20	3,006	42	7,189	3,794	456,422
Asia Pacific	575	170,236	94	26,653	2	410	—	—	671	197,299
Other International	532	122,997	385	76,782	31	8,155	98	12,004	1,046	219,938

Timeshare	—	—	90	22,539	—	—	—	—	90	22,539
Total	1,929	542,232	4,586	708,454	62	16,846	140	19,193	6,717	1,286,725

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.

Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017		Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017
JW Marriott	$198.18	1.1%	81.4%	0.1%	pts.	$243.45	1.0%
The Ritz-Carlton	$281.05	4.9%	76.4%	0.7%	pts.	$367.77	3.9%
W Hotels	$261.02	0.9%	83.2%	(1.5)%	pts.	$313.73	2.7%
Composite North American Luxury (1)	$263.58	3.4%	79.5%	0.3%	pts.	$331.50	3.0%
Marriott Hotels	$169.82	4.4%	81.4%	0.7%	pts.	$208.49	3.6%
Sheraton	$156.33	4.5%	80.6%	2.3%	pts.	$193.92	1.5%
Westin	$182.79	1.5%	80.6%	0.6%	pts.	$226.73	0.7%
Composite North American Upper Upscale (2)	$166.22	4.1%	80.6%	1.0%	pts.	$206.23	2.8%
North American Full-Service (3)	$182.40	3.9%	80.4%	0.9%	pts.	$226.81	2.7%
Courtyard	$114.92	2.0%	78.2%	0.5%	pts.	$146.99	1.3%
Residence Inn	$135.45	0.5%	82.4%	(0.7)%	pts.	$164.36	1.4%
Composite North American Limited-Service (4)	$120.35	1.4%	79.8%	0.2%	pts.	$150.83	1.2%
North American - All (5)	$162.86	3.3%	80.2%	0.7%	pts.	$203.01	2.5%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017		Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017
JW Marriott	$195.37	2.7%	81.6%	0.6%	pts.	$239.37	1.9%
The Ritz-Carlton	$281.05	4.9%	76.4%	0.7%	pts.	$367.77	3.9%
W Hotels	$261.02	0.9%	83.2%	(1.5)%	pts.	$313.73	2.7%
Composite North American Luxury (1)	$251.71	3.9%	79.9%	0.7%	pts.	$315.16	3.0%
Marriott Hotels	$142.53	3.7%	77.6%	0.8%	pts.	$183.70	2.7%
Sheraton	$124.85	3.1%	77.3%	1.0%	pts.	$161.48	1.8%
Westin	$167.33	2.5%	80.2%	0.6%	pts.	$208.67	1.8%
Composite North American Upper Upscale (2)	$144.26	3.6%	78.1%	0.8%	pts.	$184.83	2.5%
North American Full-Service (3)	$154.74	3.7%	78.2%	0.8%	pts.	$197.80	2.6%
Courtyard	$112.47	2.2%	78.0%	0.9%	pts.	$144.10	1.0%
Residence Inn	$125.45	1.7%	82.8%	0.7%	pts.	$151.47	0.8%
Fairfield Inn & Suites	$90.48	2.9%	76.9%	1.5%	pts.	$117.71	0.9%
Composite North American Limited-Service (4)	$108.11	2.5%	79.1%	1.0%	pts.	$136.64	1.2%
North American - All (5)	$128.38	3.1%	78.7%	0.9%	pts.	$163.05	1.9%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017		Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017
Greater China	$95.94	10.0%	72.7%	3.9%	pts.	$131.97	4.1%
Rest of Asia Pacific	$118.98	6.5%	72.2%	1.6%	pts.	$164.70	4.2%
Asia Pacific	$104.51	8.5%	72.5%	3.0%	pts.	$144.11	4.0%
Caribbean & Latin America	$127.25	8.8%	64.2%	0.5%	pts.	$198.35	7.9%
Europe	$168.59	4.2%	78.1%	0.8%	pts.	$215.95	3.2%
Middle East & Africa	$90.93	(4.2)%	61.1%	1.0%	pts.	$148.75	(5.7)%
International - All (1)	$118.79	5.2%	71.0%	1.9%	pts.	$167.20	2.4%
Worldwide (2)	$140.65	4.1%	75.6%	1.3%	pts.	$186.05	2.3%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017	Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017		Three Months Ended June 30, 2018	Change vs. Three Months Ended June 30, 2017
Greater China	$95.72	9.8%	72.2%	3.9%	pts.	$132.54	3.9%
Rest of Asia Pacific	$121.47	7.7%	72.9%	2.2%	pts.	$166.55	4.4%
Asia Pacific	$107.16	8.7%	72.5%	3.2%	pts.	$147.73	4.0%
Caribbean & Latin America	$104.65	7.6%	63.8%	0.8%	pts.	$163.90	6.3%
Europe	$144.23	4.9%	75.9%	1.5%	pts.	$189.91	2.9%
Middle East & Africa	$88.77	(3.6)%	61.4%	0.9%	pts.	$144.48	(5.1)%
International - All (1)	$115.31	5.7%	70.9%	2.1%	pts.	$162.63	2.6%
Worldwide (2)	$124.53	3.8%	76.4%	1.3%	pts.	$162.94	2.1%

(1)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes North American - All and International - All.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017		Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017
JW Marriott	$195.04	0.7%	79.6%	0.4%	pts.	$245.13	0.2%
The Ritz-Carlton	$292.65	4.8%	76.0%	1.0%	pts.	$384.87	3.4%
W Hotels	$251.39	3.0%	81.8%	(0.2)%	pts.	$307.42	3.2%
Composite North American Luxury (1)	$270.87	3.9%	78.9%	0.6%	pts.	$343.16	3.1%
Marriott Hotels	$158.33	2.8%	77.6%	0.5%	pts.	$204.15	2.2%
Sheraton	$142.73	2.6%	76.6%	0.3%	pts.	$186.23	2.2%
Westin	$165.56	1.3%	76.1%	0.3%	pts.	$217.47	0.9%
Composite North American Upper Upscale (2)	$153.69	2.5%	76.7%	0.4%	pts.	$200.40	2.0%
North American Full-Service (3)	$173.17	2.8%	77.1%	0.4%	pts.	$224.71	2.3%
Courtyard	$106.16	1.0%	73.6%	0.2%	pts.	$144.15	0.7%
Residence Inn	$128.27	0.1%	79.4%	(0.6)%	pts.	$161.53	0.8%
Composite North American Limited-Service (4)	$112.06	1.0%	75.7%	0.2%	pts.	$148.05	0.7%
North American - All (5)	$153.91	2.4%	76.6%	0.4%	pts.	$200.85	1.9%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017		Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017
JW Marriott	$192.70	1.6%	79.5%	0.3%	pts.	$242.39	1.2%
The Ritz-Carlton	$292.65	4.8%	76.0%	1.0%	pts.	$384.87	3.4%
W Hotels	$251.39	3.0%	81.8%	(0.2)%	pts.	$307.42	3.2%
Composite North American Luxury (1)	$255.36	4.1%	78.8%	0.8%	pts.	$324.02	3.0%
Marriott Hotels	$133.89	2.4%	73.7%	0.4%	pts.	$181.64	1.8%
Sheraton	$113.69	2.4%	72.6%	0.4%	pts.	$156.65	1.8%
Westin	$156.61	1.7%	76.1%	0.1%	pts.	$205.67	1.6%
Composite North American Upper Upscale (2)	$134.80	2.5%	74.1%	0.4%	pts.	$181.99	2.0%
North American Full-Service (3)	$146.56	2.8%	74.5%	0.4%	pts.	$196.63	2.2%
Courtyard	$103.36	1.7%	73.5%	0.8%	pts.	$140.61	0.5%
Residence Inn	$117.77	1.9%	79.4%	0.9%	pts.	$148.27	0.7%
Fairfield Inn & Suites	$82.17	3.5%	71.8%	1.9%	pts.	$114.40	0.9%
Composite North American Limited-Service (4)	$99.93	2.5%	74.8%	1.2%	pts.	$133.53	0.9%
North American - All (5)	$120.19	2.7%	74.7%	0.8%	pts.	$160.89	1.5%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017		Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017
Greater China	$94.35	11.0%	70.8%	4.6%	pts.	$133.34	3.8%
Rest of Asia Pacific	$127.98	7.2%	74.3%	1.7%	pts.	$172.15	4.8%
Asia Pacific	$106.89	9.3%	72.1%	3.5%	pts.	$148.26	4.0%
Caribbean & Latin America	$142.93	9.7%	66.1%	1.6%	pts.	$216.22	7.0%
Europe	$145.20	4.2%	72.1%	1.0%	pts.	$201.46	2.8%
Middle East & Africa	$104.87	(0.1)%	65.5%	2.5%	pts.	$160.22	(3.9)%
International - All (1)	$118.37	6.3%	70.4%	2.6%	pts.	$168.19	2.4%
Worldwide (2)	$136.02	4.1%	73.5%	1.5%	pts.	$185.10	2.0%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017	Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017		Six Months Ended June 30, 2018	Change vs. Six Months Ended June 30, 2017
Greater China	$94.00	10.7%	70.2%	4.6%	pts.	$133.92	3.5%
Rest of Asia Pacific	$127.24	8.2%	74.3%	2.0%	pts.	$171.33	5.4%
Asia Pacific	$108.77	9.4%	72.0%	3.4%	pts.	$151.07	4.2%
Caribbean & Latin America	$113.93	8.2%	64.7%	1.6%	pts.	$176.02	5.6%
Europe	$124.57	5.4%	69.6%	2.0%	pts.	$179.04	2.3%
Middle East & Africa	$101.10	—%	65.2%	2.1%	pts.	$155.17	(3.2)%
International - All (1)	$112.98	6.6%	69.4%	2.6%	pts.	$162.78	2.6%
Worldwide (2)	$118.07	3.7%	73.1%	1.3%	pts.	$161.42	1.8%

(1)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes North American - All and International - All.
CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2018 second quarter compared to the 2017 second quarter and for the 2018 first half compared to the 2017 first half. We recast our 2017 results to reflect our adoption of ASU 2014-09.
Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Base management fees	$300	$285	$15	5%	$573	$549	$24	4%
Franchise fees	475	408	67	16%	892	763	129	17%
Incentive management fees	176	155	21	14%	331	295	36	12%
Gross fee revenues	951	848	103	12%	1,796	1,607	189	12%
Contract investment amortization	(13)	(12)	1	8%	(31)	(23)	8	35%
Net fee revenues	$938	$836	$102	12%	$1,765	$1,584	$181	11%
Second Quarter
The $15 million increase in base management fees primarily reflected $10 million of RevPAR growth and $7 million of unit growth.
The $67 million increase in franchise fees primarily reflected $32 million of higher branding fees, driven by higher fees from our co-brand credit card agreements, $23 million from unit growth, and $10 million from RevPAR growth.

The $21 million increase in incentive management fees primarily reflected higher net house profits at managed hotels.
First Half
The $24 million increase in base management fees primarily reflected $19 million of RevPAR growth and $13 million of unit growth, partially offset by $8 million from properties that converted from managed to franchised.
The $129 million increase in franchise fees primarily reflected $65 million of higher branding fees, driven by higher fees from our co-brand credit card agreements, $41 million from unit growth, $16 million from RevPAR growth, and $8 million from properties that converted from managed to franchised.
The $36 million increase in incentive management fees primarily reflected higher net house profits at managed hotels, $7 million from net favorable foreign exchange rates, and $4 million from unit growth in our Asia Pacific segment.
The $8 million increase in contract investment amortization primarily reflected $6 million of higher contract write-offs related to terminated contracts.
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Owned, leased, and other revenue	$423	$448	$(25)	(6)%	$829	$876	$(47)	(5)%
Owned, leased, and other - direct expenses	334	350	(16)	(5)%	670	706	(36)	(5)%
	$89	$98	$(9)	(9)%	$159	$170	$(11)	(6)%
Second Quarter
Owned, leased, and other revenue, net of direct expenses decreased by $9 million, primarily due to $21 million of lower owned and leased profits attributable to properties sold and a $5 million unfavorable variance with the business interruption insurance proceeds recorded in the 2017 second quarter, partially offset by $8 million of net stronger results at our remaining owned and leased properties.
First Half
Owned, leased, and other revenue, net of direct expenses decreased by $11 million, primarily due to $44 million of lower owned and leased profits attributable to properties sold and a $5 million unfavorable variance with the business interruption insurance proceeds recorded in the 2017 second quarter, partially offset by $22 million of higher termination fees and $11 million of net stronger results at our remaining owned and leased properties.
Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Cost reimbursement revenue	$3,985	$3,927	$58	1%	$7,758	$7,663	$95	1%
Reimbursed expenses	3,979	3,791	188	5%	7,814	7,487	327	4%
	$6	$136	$(130)	(96)%	$(56)	$176	$(232)	(132)%
Cost reimbursement revenue, net of reimbursed expenses, decreased by $130 million for the 2018 second quarter compared to the 2017 second quarter, and decreased by $232 million for the 2018 first half compared to the 2017 first half, primarily due to our Loyalty Programs. Cost reimbursement revenue, net of reimbursed expenses, varies due to temporary timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.

Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Depreciation, amortization, and other	$58	$71	$(13)	(18)%	$112	$122	$(10)	(8)%
General, administrative, and other	217	234	(17)	(7)%	464	446	18	4%
Merger-related costs and charges	18	21	(3)	(14)%	52	72	(20)	(28)%
Second Quarter
Depreciation, amortization, and other expenses decreased by $13 million, primarily due to a favorable variance with the $12 million of amortization expense recorded in the 2017 second quarter related to purchase accounting revisions for the Starwood Combination.
General, administrative, and other expenses decreased by $17 million, primarily due to administrative cost savings largely due to synergies associated with the Starwood Combination.
First Half
Depreciation, amortization, and other expenses decreased by $10 million, primarily reflecting lower depreciation from sold properties.
General, administrative, and other expenses increased by $18 million, primarily due to the company-funded supplemental retirement savings plan contributions in 2018, which we described in the “Liquidity and Capital Resources” section in Part II, Item 7 of our 2017 Form 10-K, partially offset by $19 million in net lower other expenses driven by administrative cost savings largely due to synergies associated with the Starwood Combination.
Merger-related costs and charges decreased by $20 million, primarily due to lower employee termination costs.
Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Gains and other income, net	$114	$25	$89	356%	$173	$25	$148	592%
Interest expense	(85)	(73)	12	16%	(160)	(143)	17	12%
Interest income	6	8	(2)	(25)%	11	15	(4)	(27)%
Equity in earnings	21	12	9	75%	34	23	11	48%
Second Quarter
Gains and other income, net increased by $89 million primarily due to the gains on our property sales ($67 million) and the gains on the sales of our interest in three equity method investments ($42 million) described in Footnote 3. Acquisitions and Dispositions, partially offset by an unfavorable variance with the 2017 gain on the sale of the Charlotte Marriott City Center ($24 million).
Interest expense increased by $12 million, primarily due to higher commercial paper interest rates and borrowings.
Equity in earnings increased by $9 million, primarily due to our share of the gain on an equity method investee’s sale of a property ($10 million).
First Half
Gains and other income, net increased by $148 million, primarily due to the gains on our property sales ($120 million) and the gains on the sales of our interest in three equity method investments ($42 million) described in Footnote 3. Acquisitions and Dispositions, partially offset by an unfavorable variance with the 2017 gain on the sale of the Charlotte Marriott City Center ($24 million).

Interest expense increased by $17 million, primarily due to higher commercial paper interest rates and borrowings, partially offset by $7 million of lower interest on Senior Notes maturities, net of issuances.
Equity in earnings increased by $11 million, primarily for the same reason described in the preceding “Second Quarter” discussion.
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
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we made a reasonable estimate of the net impact of the corporate tax rate reduction on our deferred tax assets and liabilities, which did not change in the 2018 first half. However, our estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax. The Transition Tax is a new one-time tax on previously untaxed E&P of certain of our foreign subsidiaries accumulated post-1986 through year-end 2017. In addition to U.S. federal income taxes, the deemed repatriation of such E&P under the 2017 Tax Act may result in additional state income taxes in some of the U.S. states in which we operate. Our total Transition Tax estimate, which we discuss in Footnote 6. Income Taxes, could continue to change as we finalize our analysis of untaxed post-1986 E&P, amounts held in cash or other specified assets, and as audits of federal income taxes are completed.
State net operating losses and valuation allowances. We must assess whether various aspects of the 2017 Tax Act affect our state net operating loss valuation allowances. As discussed in Footnote 6. Income Taxes, we have recorded provisional amounts related to state income taxes for certain portions of the 2017 Tax Act, but we have not completed our analysis for the states where we have net operating loss carryovers and valuation allowances. Because we have not yet completed our determination of the need for, or any change in, any valuation allowance, we have not yet recorded any change to valuation allowances.
Other provisions. We included a current provision for GILTI tax related to current-year operations in our estimated annual effective tax rate. We continue to evaluate the provisions in the 2017 Tax Act and their potential impact on future results.
The 2018 first half impact of the 2017 Tax Act, and other changes affecting our provision for income taxes, are discussed below.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Provision for income taxes	$(186)	$(227)	$(41)	(18)%	$(290)	$(350)	$(60)	(17)%

Second Quarter
Provision for income taxes decreased by $41 million, primarily due to the reduction of the U.S. federal tax rate under the 2017 Tax Act ($63 million) and a shift in earnings to lower tax jurisdictions ($16 million). The decrease was partially offset by an increase in tax expense related to the gains from dispositions ($19 million), the 2017 release of a tax reserve due to the favorable settlement of a tax position ($12 million), and the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act ($8 million).
First Half
Provision for income taxes decreased by $60 million, primarily due to the reduction of the U.S. federal tax rate under the 2017 Tax Act ($100 million), the release of tax reserves due to the completion of certain examinations ($34 million), lower operating income ($25 million), and a shift in earnings to lower tax jurisdictions ($13 million). The decrease was partially offset by tax expense related to the gains from dispositions ($33 million), tax expense incurred for uncertain tax positions relating to legacy-Starwood operations ($30 million), state tax expense due to a change in our position regarding the future remittance of a portion of the accumulated earnings of non-U.S. subsidiaries ($27 million), the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act ($15 million), and the 2017 release of a tax reserve due to the favorable settlement of a tax position ($12 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific, for the 2018 second quarter compared to the 2017 second quarter and for the 2018 first half compared to the 2017 first half. See Footnote 11. Business Segments for other information about each segment, including revenues and a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2017 second quarter, across our North American Full-Service segment, we added 60 properties (13,622 rooms), and 17 properties (4,940 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Segment revenues	$3,356	$3,277	$79	2%	$6,655	$6,517	$138	2%
Segment profits	$394	$375	$19	5%	$671	$677	$(6)	(1)%
Second Quarter
North American Full-Service segment profits increased by $19 million, primarily due to the following:

•	$16 million of higher base management and franchise fees, primarily reflecting $8 million from RevPAR growth and $6 million from unit growth;

•	$12 million of higher incentive management fees, primarily driven by higher net house profits;

•
$23 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $17 million of lower owned and leased profits from properties sold and a $5 million unfavorable variance with the business interruption insurance proceeds recorded in the 2017 second quarter;

•
$2 million of lower gains and other income, net, primarily due to a $24 million unfavorable variance with the gain on the sale of a property in 2017, partially offset by the $22 million gain on the sale of two properties in 2018;

•	$11 million of higher equity in earnings, primarily due to our $10 million share of the gain on an equity method investee’s sale of a property; and

•	$6 million of lower cost reimbursement revenue, net of reimbursed expenses.
First Half
North American Full-Service segment profits decreased by $6 million, primarily due to the following:

•	$36 million of lower cost reimbursement revenue, net of reimbursed expenses;

•	$25 million of higher base management and franchise fees, primarily reflecting $12 million from RevPAR growth and $11 million from unit growth;

•	$13 million of higher incentive management fees, primarily driven by higher net house profits;

•
$27 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $40 million of lower owned and leased profits from properties sold and a $5 million unfavorable variance with the business interruption insurance proceeds recorded in the 2017 second quarter, partially offset by $17 million of higher termination fees;

•	Unchanged gains and other income, net, primarily due to the same reasons described in the preceding “Second Quarter” discussion; and

•	$9 million of higher equity in earnings, primarily due to the change described in the preceding “Second Quarter” discussion.
North American Limited-Service
Since the end of the 2017 second quarter, across our North American Limited-Service segment, we added 281 properties (34,322 rooms), and 28 properties (3,224 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Segment revenues	$888	$836	$52	6%	$1,649	$1,577	$72	5%
Segment profits	$252	$243	$9	4%	$434	$430	$4	1%
Second Quarter
North American Limited-Service segment profits increased by $9 million, primarily due to the following:

•	$21 million of higher base management and franchise fees, primarily reflecting $15 million from unit growth; and

•	$13 million of lower cost reimbursement revenue, net of reimbursed expenses.
First Half
North American Limited-Service segment profits increased by $4 million, primarily due to the following:

•	$37 million of higher base management and franchise fees, primarily reflecting $26 million from unit growth and $9 million from RevPAR growth; and

•	$34 million of lower cost reimbursement revenue, net of reimbursed expenses.
Asia Pacific
Since the end of the 2017 second quarter, across our Asia Pacific segment, we added 85 properties (19,309 rooms), and eight properties (2,959 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	Change 2018 vs. 2017		June 30, 2018	June 30, 2017	Change 2018 vs. 2017
Segment revenues	$268	$252	$16	6%	$543	$493	$50	10%
Segment profits	$140	$73	$67	92%	$252	$167	$85	51%
Second Quarter
Asia Pacific segment profits increased by $67 million, primarily due to the following:

•
$55 million of higher gains and other income, net, primarily reflecting the $45 million gain on the sale of two properties and $9 million from the gain on the sale of our interest in an equity method investment; and

•	$1 million of higher cost reimbursement revenue, net of reimbursed expenses.
First Half
Asia Pacific segment profits increased by $85 million, primarily due to the following:

•	$13 million of higher base management and franchise fees, primarily reflecting $6 million from unit growth and $6 million from RevPAR growth;

•	$19 million of higher incentive management fees primarily driven by higher net house profits, $5 million from favorable foreign exchange rates, and $4 million from unit growth;

•	$54 million of higher gains and other income, net, primarily due to the same reasons described in the preceding “Second Quarter” discussion; and

•	$5 million of lower cost reimbursement revenue, net of reimbursed expenses.
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
At June 30, 2018, our available borrowing capacity amounted to $1,281 million and reflected borrowing capacity of $915 million under our Credit Facility and our cash balance of $366 million. We calculated that borrowing capacity by taking $4,000 million of effective aggregate bank commitments under our Credit Facility and subtracting $3,085 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2018 second quarter, our long-term debt had a weighted average interest rate of 3.1 percent and a weighted average maturity of approximately 5.4 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2018 second quarter.
Cash, cash equivalents, and restricted cash totaled $403 million at June 30, 2018, a decrease of $26 million from year-end 2017, primarily reflecting purchase of treasury stock ($1,673 million), capital expenditures ($388 million), dividend payments ($262 million), and financing outflows for employee share-based compensation withholding taxes ($101 million). The following cash inflows partially offset these cash outflows: net cash provided by operating activities ($1,129 million), higher commercial paper borrowings ($707 million), net cash proceeds from dispositions discussed in Footnote 3. Acquisitions and Dispositions ($424 million), long-term debt issuances, net of repayments ($56 million), distributions from equity method investments ($53 million), and loan collections, net of advances ($16 million). Both periods presented in our Statements of Cash Flows reflect changes resulting from our adoption of ASUs 2014-09, 2016-15, and 2016-18.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2018 second quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $388 million in the 2018 first half and $104 million in the 2017 first half, an increase of $284 million, primarily reflecting the acquisition of the Sheraton Grand Phoenix, improvements to our worldwide systems, and higher spending on several owned and leased properties. We expect spending on capital expenditures and other investments will total approximately $800 million to $900 million for the 2018 full year, including loan advances, equity and other investments, contract acquisition costs, and various capital expenditures (including approximately $225 million for maintenance capital spending).
Over time, we have sold hotels, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, many of which we have sold or are seeking to sell, and we recently acquired the Sheraton Grand Phoenix, which we expect to renovate and sell subject to a long-term management agreement. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include new construction, loans, guarantees, and noncontrolling equity investments.
Share Repurchases
We purchased 6.2 million shares of our common stock during the 2018 second quarter at an average price of $136.20 per share. As of June 30, 2018, 20.4 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Dividends
Our Board of Directors declared the following quarterly cash dividends in 2018: (1) $0.33 per share declared on February 9, 2018 and paid March 30, 2018 to shareholders of record on February 23, 2018 and (2) $0.41 per share declared on May 4, 2018 and paid June 29, 2018 to shareholders of record on May 18, 2018.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2018 second quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2017 Form 10-K, other than those described below.
Total debt increased $753 million to $8,991 million at June 30, 2018 from $8,238 million at December 31, 2017, reflecting the issuance of our Series X Notes and higher commercial paper borrowings, partially offset by the maturity of our Series S Notes. See Footnote 8. Long-Term Debt for more information on our total debt at June 30, 2018.
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
Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2018 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel properties and home and apartment sharing services for guests. We operate in markets that contain many competitors. Each of our hotel brands competes with major hotel chains and home and apartment sharing services in national and international venues, and with independent companies in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our Loyalty Programs, direct booking channels, and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
Economic downturns could impact our financial results and growth. Weak economic conditions in one or more parts of the world, changes in oil prices and currency values, potential disruptions in national, regional, or global economies generally and the travel business in particular that might result from changing governmental policies in areas such as trade, travel, immigration, healthcare, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions could continue, could have a negative impact on the lodging industry. Because of such uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Our future financial results and growth could be further harmed or constrained if economic or these other conditions worsen. U.S. government travel is also a significant part of our business, and this aspect of our business could suffer due to U.S. federal spending cuts, or government hiring restrictions and any further limitations that may result from presidential or congressional action or inaction.
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
Some of the anticipated benefits of combining Starwood and Marriott may still not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination would result in various benefits, including, among other things, operating efficiencies. Although we have already achieved some of those anticipated benefits, others remain subject to several uncertainties, including whether we can continue to effectively and efficiently integrate the Starwood business.
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
Our lodging operations are subject to global, national, and regional conditions. Because we conduct our business on a global platform, changes in global and regional economies and governmental policies impact our activities. In recent years, decreases in travel resulting from weak economic conditions and the heightened travel security measures resulting from the threat of further terrorism have hurt our business. Our future performance could be similarly affected by the economic and political environment in each of our operating regions, the resulting unknown pace of both business and leisure travel, and any future incidents or changes in those regions.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched or newly acquired brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy, Delta Hotels, and those we acquired as a result of the Starwood Combination, our investments in PlacePass and the joint venture with Alibaba, our recently announced pilot of a homesharing offering in London, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, wildfires, and other natural disasters, such as 2017 hurricanes Harvey, Irma, and Maria, that caused severe damage in Houston, the Florida Keys, Puerto Rico, the U.S. Virgin Islands, and many other Caribbean islands, recent earthquakes, volcanic activity in Hawaii and Bali, and man-made disasters in recent years as well as the potential spread of contagious diseases such as MERS (Middle East Respiratory Syndrome), Zika virus, and Ebola in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, could cause a decline in business or leisure travel and reduce demand for lodging. Actual or threatened war, terrorist activity, political unrest, or civil strife, such as recent events in Las Vegas, Fort Lauderdale, Orlando, Barcelona, Berlin, Brussels, London, Manchester, Paris, Turkey, Ukraine and Russia, the Middle East, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits. If a terrorist event were to involve one or more of our branded properties, demand for our hotels in particular could suffer, which could further hurt our revenues and profits.
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

If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of June 30, 2018, we had $17.5 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Collective bargaining activity could disrupt our operations, increase our labor costs, or interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with those associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Collective bargaining agreements representing approximately half of our organized associates in the U.S. have expired or are expiring in 2018 and are in the process of being renegotiated. Labor disputes, which are generally more likely when collective bargaining agreements are being renegotiated, could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, and deter guests. Further, adverse publicity related to a labor dispute could harm our reputation and reduce customer demand for our services.
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
Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing, planning, zoning and other local approvals, and other limitations that may be imposed by market and submarket factors, such as projected room occupancy and rate, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, costs of construction, and demand for construction resources.
Our development and renovation activities expose us to project cost, completion, and resale risks. We occasionally develop, or acquire and renovate, hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in 2014 and 2015 in connection with our development and construction of three EDITION hotels and residences, our ongoing involvement in the development of properties presents a number of risks, including that: (1) any future weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop or renovate could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays or cost overruns, including those due to a shortage of skilled labor, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of the 2018 second quarter, such properties are subject to the risks that generally relate to investments in real property. Although we have sold many properties in recent years and we are actively pursuing additional sales, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.
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
Some hotel openings in our development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular the approved hotels that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Competition for skilled construction labor and disruption in the supply chain for materials could cause construction timelines for pipeline hotels to lengthen. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
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
We are exposed to risks and costs associated with protecting the integrity and security of company, associate, and guest data. Our businesses process, use, and transmit large volumes of company, associate and guest data, including credit card numbers and other personal information in various information systems that we maintain and in systems maintained by third parties, including our owners, franchisees and licensees, as well as our service providers, in areas such as human resources outsourcing, website hosting, and various forms of electronic communications. The integrity and protection of that guest, associate, and company data is critical to our business. If that data is inaccurate or incomplete, we could make faulty decisions.
Our guests and associates also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect their personal information. The information, security, and privacy requirements imposed by laws and governmental regulation and the requirements of the payment card industry are also increasingly demanding, in the U.S., the European Union, Asia, and other jurisdictions where we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements and associate and guest expectations, or may require significant additional investments or time to do so.
Cyber-attacks could have a disruptive effect on our business. Efforts to hack or breach security measures, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, operator error, or inadvertent releases of data may materially impact our information systems and records and those of our owners, franchisees, licensees, or service providers. Our reliance on computer, Internet-based and mobile systems and communications and the frequency and sophistication of efforts by hackers to gain unauthorized access or prevent authorized access to such systems have greatly increased in recent years. A significant theft, loss, loss of access to, or fraudulent use of guest, associate, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Breaches in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, lost sales, litigation, loss of development opportunities, or associate retention and recruiting difficulties, all of which could affect our market share, reputation, business, financial condition, or results of operations. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can be difficult to assess or remediate even once detected, which could magnify the severity of these adverse effects. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security breaches, and other related breaches. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 30, 2018	1.5	$134.62	1.5	25.1
May 1, 2018 - May 31, 2018	2.6	$136.78	2.6	22.5
June 1, 2018 - June 30, 2018	2.1	$136.58	2.1	20.4

(1)
On November 9, 2017, we announced that our Board of Directors increased our common stock repurchase authorization by 30 million shares. As of June 30, 2018, 20.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2017 (File No. 001-13881).

*10.1	Summary of Marriott International, Inc. Director Compensation.	Filed with this report.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017; (iii) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; and (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
7th day of August, 2018

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)