Form 10-Q
period 2018-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2018-11-06
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 341,130,300 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 24, 2018.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
REVENUES
Base management fees	$279	$269	$852	$818
Franchise fees	502	419	1,394	1,182
Incentive management fees	151	138	482	433
Gross fee revenues	932	826	2,728	2,433
Contract investment amortization	(13)	(11)	(44)	(34)
Net fee revenues	919	815	2,684	2,399
Owned, leased, and other revenue	397	433	1,226	1,309
Cost reimbursement revenue	3,733	3,830	11,491	11,493
	5,049	5,078	15,401	15,201
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	315	351	985	1,057
Depreciation, amortization, and other	52	54	164	176
General, administrative, and other	221	205	685	651
Merger-related costs and charges	12	28	64	100
Reimbursed expenses	3,879	3,650	11,693	11,137
	4,479	4,288	13,591	13,121
OPERATING INCOME	570	790	1,810	2,080
Gains and other income, net	18	6	191	31
Interest expense	(86)	(73)	(246)	(216)
Interest income	5	9	16	24
Equity in earnings	61	6	95	29
INCOME BEFORE INCOME TAXES	568	738	1,866	1,948
Provision for income taxes	(85)	(253)	(375)	(603)
NET INCOME	$483	$485	$1,491	$1,345
EARNINGS PER SHARE
Earnings per share - basic	$1.39	$1.30	$4.23	$3.55
Earnings per share - diluted	$1.38	$1.29	$4.18	$3.51
CASH DIVIDENDS DECLARED PER SHARE	$0.41	$0.33	$1.15	$0.96
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$483	$485	$1,491	$1,345
Other comprehensive (loss) income:
Foreign currency translation adjustments	(66)	107	(313)	457
Derivative instrument adjustments, net of tax	(1)	(5)	7	(13)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	1	—	(1)
Pension and postretirement adjustments, net of tax	—	—	—	—
Reclassification of losses, net of tax	2	4	18	5
Total other comprehensive (loss) income, net of tax	(65)	107	(288)	448
Comprehensive income	$418	$592	$1,203	$1,793
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and equivalents	$373	$383
Accounts and notes receivable, net	2,175	1,973
Prepaid expenses and other	242	235
Assets held for sale	13	149
	2,803	2,740
Property and equipment, net	1,967	1,793
Intangible assets
Brands	5,809	5,922
Contract acquisition costs and other	2,594	2,622
Goodwill	9,067	9,207
	17,470	17,751
Equity method investments	689	734
Notes receivable, net	122	142
Deferred tax assets	171	93
Other noncurrent assets	611	593
	$23,833	$23,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$617	$398
Accounts payable	759	783
Accrued payroll and benefits	1,253	1,214
Liability for guest loyalty program	2,305	2,121
Accrued expenses and other	1,117	1,291
	6,051	5,807
Long-term debt	8,710	7,840
Liability for guest loyalty program	3,317	2,819
Deferred tax liabilities	551	605
Deferred revenue	632	583
Other noncurrent liabilities	2,248	2,610
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,773	5,770
Retained earnings	8,705	7,242
Treasury stock, at cost	(11,850)	(9,418)
Accumulated other comprehensive loss	(309)	(17)
	2,324	3,582
	$23,833	$23,846
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2018	September 30, 2017
OPERATING ACTIVITIES
Net income	$1,491	$1,345
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	208	210
Share-based compensation	140	139
Income taxes	(192)	190
Liability for guest loyalty program	681	156
Contract acquisition costs	(110)	(126)
Merger-related charges	(37)	(117)
Working capital changes	(233)	(124)
Gain on asset dispositions	(191)	(30)
Other	67	108
Net cash provided by operating activities	1,824	1,751
INVESTING ACTIVITIES
Capital expenditures	(462)	(155)
Dispositions	460	482
Loan advances	(13)	(85)
Loan collections	47	91
Other	49	(6)
Net cash provided by investing activities	81	327
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	1,045	480
Issuance of long-term debt	443	1
Repayment of long-term debt	(391)	(305)
Issuance of Class A Common Stock	4	4
Dividends paid	(404)	(362)
Purchase of treasury stock	(2,513)	(2,105)
Share-based compensation withholding taxes	(105)	(144)
Net cash used in financing activities	(1,921)	(2,431)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(16)	(353)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	429	887
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$413	$534

(1)
The 2018 amounts include beginning restricted cash of $46 million at December 31, 2017, and ending restricted cash of $40 million at September 30, 2018, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2018 and December 31, 2017, the results of our operations for the three and nine months ended September 30, 2018 and September 30, 2017, and cash flows for the nine months ended September 30, 2018 and September 30, 2017. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
The accompanying Financial Statements also reflect our adoption of several new accounting standards. See the “New Accounting Standards Adopted” caption below for additional information.
New Accounting Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2016-02 “Leases” (Topic 842). ASU 2016-02 introduces a lessee model that brings substantially all leases onto the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. This distinction will affect how leases are measured and presented in the income statement and statement of cash flows. We will adopt the standard using the modified retrospective transition method as of January 1, 2019, and we will not apply the standard to the comparative periods presented in the year of adoption.
We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures, but we expect that we will recognize right-of-use lease assets and related lease liabilities for operating leases in the range of $1.0 billion to $1.2 billion, with no impact to our Income Statements or Statements of Cash Flows. Our estimate represents the net present value of lease payments from leases that we had entered into as of September 30, 2018, and that are scheduled to commence by January 1, 2019. The actual impact may differ from our estimate depending on our lease portfolio and discount rates on the adoption date. We do not expect any changes related to our current capital lease portfolio, which will be titled “finance leases” under ASU 2016-02.
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

Income Statements

	Three Months Ended			Nine Months Ended
($ in millions, except per share amounts)	September 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	September 30, 2017 (As Adjusted)	September 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	September 30, 2017 (As Adjusted)
REVENUES
Base management fees	$269	$—	$269	$818	$—	$818
Franchise fees	426	(7)	419	1,207	(25)	1,182
Incentive management fees	136	2	138	437	(4)	433
Gross fee revenues	831	(5)	826	2,462	(29)	2,433
Contract investment amortization	—	(11)	(11)	—	(34)	(34)
Net fee revenues	831	(16)	815	2,462	(63)	2,399
Owned, leased, and other revenue	452	(19)	433	1,349	(40)	1,309
Cost reimbursement revenue	4,380	(550)	3,830	13,208	(1,715)	11,493
	5,663	(585)	5,078	17,019	(1,818)	15,201
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	356	(5)	351	1,069	(12)	1,057
Depreciation, amortization, and other	68	(14)	54	218	(42)	176
General, administrative, and other	199	6	205	635	16	651
Merger-related costs and charges	28	—	28	100	—	100
Reimbursed expenses	4,380	(730)	3,650	13,208	(2,071)	11,137
	5,031	(743)	4,288	15,230	(2,109)	13,121
OPERATING INCOME	632	158	790	1,789	291	2,080
Gains and other income, net	6	—	6	31	—	31
Interest expense	(73)	—	(73)	(216)	—	(216)
Interest income	9	—	9	24	—	24
Equity in earnings	6	—	6	29	—	29
INCOME BEFORE INCOME TAXES	580	158	738	1,657	291	1,948
Provision for income taxes	(188)	(65)	(253)	(486)	(117)	(603)
NET INCOME	$392	$93	$485	$1,171	$174	$1,345
EARNINGS PER SHARE
Earnings per share - basic	$1.05	$0.25	$1.30	$3.09	$0.46	$3.55
Earnings per share - diluted	$1.04	$0.25	$1.29	$3.06	$0.45	$3.51

Statements of Comprehensive Income

	Three Months Ended			Nine Months Ended
($ in millions)	September 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	September 30, 2017 (As Adjusted)	September 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	September 30, 2017 (As Adjusted)
Net income	$392	$93	$485	$1,171	$174	$1,345
Other comprehensive income:
Foreign currency translation adjustments	107	—	107	457	—	457
Derivative instrument adjustments, net of tax	(5)	—	(5)	(13)	—	(13)
Unrealized gain (loss) on available-for-sale securities, net of tax	1	—	1	(1)	—	(1)
Pension and postretirement adjustments, net of tax	—	—	—	—	—	—
Reclassification of losses, net of tax	4	—	4	5	—	5
Total other comprehensive income, net of tax	107	—	107	448	—	448
Comprehensive income	$499	$93	$592	$1,619	$174	$1,793

Balance Sheets

($ in millions)	December 31, 2017 (As Previously Reported) (1)	Adoption of ASU 2014-09	December 31, 2017 (As Adjusted)
ASSETS
Current assets
Cash and equivalents	$383	$—	$383
Accounts and notes receivable, net	1,999	(26)	1,973
Prepaid expenses and other	216	19	235
Assets held for sale	149	—	149
	2,747	(7)	2,740
Property and equipment, net	1,793	—	1,793
Intangible assets
Brands	5,922	—	5,922
Contract acquisition costs and other	2,884	(262)	2,622
Goodwill	9,207	—	9,207
	18,013	(262)	17,751
Equity method investments	735	(1)	734
Notes receivable, net	142	—	142
Deferred tax assets	93	—	93
Other noncurrent assets	426	167	593
	$23,949	$(103)	$23,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$398	$—	$398
Accounts payable	783	—	783
Accrued payroll and benefits	1,214	—	1,214
Liability for guest loyalty program	2,064	57	2,121
Accrued expenses and other	1,541	(250)	1,291
	6,000	(193)	5,807
Long-term debt	7,840	—	7,840
Liability for guest loyalty program	2,876	(57)	2,819
Deferred tax liabilities	604	1	605
Deferred revenue	145	438	583
Other noncurrent liabilities	2,753	(143)	2,610
Shareholders' equity
Class A Common Stock	5	—	5
Additional paid-in-capital	5,770	—	5,770
Retained earnings	7,391	(149)	7,242
Treasury stock, at cost	(9,418)	—	(9,418)
Accumulated other comprehensive loss	(17)	—	(17)
	3,731	(149)	3,582
	$23,949	$(103)	$23,846

(1)	Includes reclassifications among various captions, including Deferred revenue and Other noncurrent liabilities, to conform to current period presentation.

Statements of Cash Flows

	Nine Months Ended			Nine Months Ended
($ in millions)	September 30, 2017 (As Previously Reported)	Adoption of ASU 2014-09	Adoption of ASUs 2016-18 and 2016-15	September 30, 2017 (As Adjusted)
OPERATING ACTIVITIES
Net income	$1,171	$174	$—	$1,345
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	218	(8)	—	210
Share-based compensation	139	—	—	139
Income taxes	73	117	—	190
Liability for guest loyalty program	236	(80)	—	156
Contract acquisition costs	—	(126)	—	(126)
Merger-related charges	(117)	—	—	(117)
Working capital changes	98	(219)	(3)	(124)
Gain on asset dispositions	(30)	—	—	(30)
Other	128	5	(25)	108
Net cash provided by (used in) operating activities	1,916	(137)	(28)	1,751
INVESTING ACTIVITIES
Capital expenditures	(155)	—	—	(155)
Dispositions	482	—	—	482
Loan advances	(85)	—	—	(85)
Loan collections	91	—	—	91
Contract acquisition costs	(129)	129	—	—
Other	(14)	8	—	(6)
Net cash provided by investing activities	190	137	—	327
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	455	—	25	480
Issuance of long-term debt	1	—	—	1
Repayment of long-term debt	(305)	—	—	(305)
Issuance of Class A Common Stock	4	—	—	4
Dividends paid	(362)	—	—	(362)
Purchase of treasury stock	(2,105)	—	—	(2,105)
Share-based compensation withholding taxes	(144)	—	—	(144)
Net cash (used in) provided by financing activities	(2,456)	—	25	(2,431)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(350)	—	(3)	(353)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	858	—	29	887
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$508	$—	$26	$534
See Footnote 10. Accumulated Other Comprehensive Loss and Shareholders’ Equity for the impact of the adoption of new accounting standards on our shareholders’ equity.

2. REVENUES
Disaggregation of Revenues
The following tables present our revenues disaggregated by major revenue stream for the three and nine months ended September 30, 2018 and September 30, 2017.

	Three Months Ended September 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$305	$246	$119	$135	$805
Contract investment amortization	(7)	(3)	—	(3)	(13)
Net fee revenues	298	243	119	132	792
Owned, leased, and other revenue	137	34	46	165	382
Cost reimbursement revenue	2,688	598	110	264	3,660
Total segment revenue	$3,123	$875	$275	$561	$4,834
Unallocated corporate					215
Total revenue					$5,049

	Three Months Ended September 30, 2017
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$285	$232	$106	$118	$741
Contract investment amortization	(7)	(2)	—	(2)	(11)
Net fee revenues	278	230	106	116	730
Owned, leased, and other revenue	157	37	48	179	421
Cost reimbursement revenue	2,661	596	109	296	3,662
Total segment revenue	$3,096	$863	$263	$591	$4,813
Unallocated corporate					265
Total revenue					$5,078

	Nine Months Ended September 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$949	$692	$346	$385	$2,372
Contract investment amortization	(25)	(9)	(1)	(9)	(44)
Net fee revenues	924	683	345	376	2,328
Owned, leased, and other revenue	432	104	141	501	1,178
Cost reimbursement revenue	8,422	1,737	332	818	11,309
Total segment revenue	$9,778	$2,524	$818	$1,695	$14,815
Unallocated corporate					586
Total revenue					$15,401

	Nine Months Ended September 30, 2017
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$891	$643	$301	$349	$2,184
Contract investment amortization	(19)	(8)	(1)	(6)	(34)
Net fee revenues	872	635	300	343	2,150
Owned, leased, and other revenue	535	100	138	503	1,276
Cost reimbursement revenue	8,206	1,705	318	845	11,074
Total segment revenue	$9,613	$2,440	$756	$1,691	$14,500
Unallocated corporate					701
Total revenue					$15,201
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
Under our Loyalty Program, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Program as a cross-brand marketing program to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Program, including costs for marketing, promotion, communication with, and performing member services for Loyalty Program members, with no added mark-up. We receive contributions on a monthly basis from managed, franchised, owned, and leased hotels based on a portion of qualified spend by Loyalty Program members. We recognize these contributions into revenue as the points are redeemed and we provide the related service. The amount of revenue we recognize upon point redemption is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate such amounts based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption of our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. We recognize all other Loyalty Program costs as incurred in our “Reimbursed expenses” caption.
We have multi-year agreements for our co-brand credit cards associated with our Loyalty Program. Under these agreements, we have performance obligations to provide a license to the intellectual property associated with our brands and marketing lists (“Licensed IP”) to the financial institutions that issue the credit cards, to arrange for the redemption of Loyalty Program points as discussed in the preceding paragraph, and to provide free night certificates to cardholders. We receive fees from these agreements, including fixed amounts that are primarily payable at contract inception, and variable amounts that are paid to us monthly over the term of the agreements, based on: (1) the number of free night certificates issued and redeemed; (2) the number of Loyalty Program points purchased; and (3) the volume of cardholder spend. We allocate those fees among the performance obligations, including the Licensed IP, our Loyalty Program points, and free night certificates provided to cardholders based on their estimated standalone selling prices. The estimation of the standalone selling prices requires significant judgments based upon generally accepted valuation methodologies regarding the value of our Licensed IP, the amount of funding we will receive, and the number of Loyalty Program points and free night certificates we will issue over the term of the agreements. We base our estimates of these amounts on our historical experience and expectation of future cardholder behavior. We recognize the portion of the Licensed IP revenue that meets the sales-based royalty criteria as the credit cards are used and the remaining portion of the Licensed IP revenue on a straight-line basis over the contract term. In our Income Statements, we primarily recognize Licensed IP revenue in the “Franchise fees” caption, and we recognize a portion in the “Cost reimbursement revenue” caption. We recognize the revenue related to the Loyalty Program points as discussed in the preceding paragraph. We recognize the revenue related to the free night certificates when the related service is provided. If the free night certificate redemption involves a managed or franchised property, we recognize revenue net of the redemption cost, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property.

Contract Balances
We generally receive payments from customers as we satisfy our performance obligations. We record a receivable when we have an unconditional right to receive payment and only the passage of time is required before payment is due. We record deferred revenue when we receive payment, or have the unconditional right to receive payment, in advance of the satisfaction of our performance obligations related to franchise application and relicensing fees, Global Design fees, credit card branding license fees, and our Loyalty Program.
Current and noncurrent deferred revenue increased by $81 million, to $766 million at September 30, 2018 from $685 million at December 31, 2017, primarily as a result of our application and relicensing and co-brand credit card activities described above in the “Performance Obligations” caption.
Our current and noncurrent Loyalty Program liability increased by $682 million, to $5,622 million at September 30, 2018 from $4,940 million at December 31, 2017, primarily reflecting an increase in points earned, partially offset by deferred revenue of $1,315 million that we recognized during the first three quarters of 2018.
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
We had capitalized costs to fulfill contracts with customers of $313 million at September 30, 2018 and $295 million at December 31, 2017.
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
Dispositions
In the 2018 third quarter, an equity method investee sold the JW Marriott Mexico City, and we recorded our share of the gain, $55 million, in the “Equity in earnings” caption of our Income Statements.

In the 2018 second quarter, we sold two North American Full-Service properties — The Tremont Chicago Hotel at Magnificent Mile and Le Centre Sheraton Montreal Hotel — and two Asia Pacific properties — The Westin Denarau Island Resort and The Sheraton Fiji Resort. We recognized total gains of $79 million in the “Gains and other income, net” caption of our Income Statements in the 2018 first three quarters.
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
4.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Computation of Basic Earnings Per Share
Net income	$483	$485	$1,491	$1,345
Shares for basic earnings per share	346.7	372.3	352.8	378.5
Basic earnings per share	$1.39	$1.30	$4.23	$3.55
Computation of Diluted Earnings Per Share
Net income	$483	$485	$1,491	$1,345
Shares for basic earnings per share	346.7	372.3	352.8	378.5
Effect of dilutive securities
Share-based compensation	3.9	4.3	4.3	4.7
Shares for diluted earnings per share	350.6	376.6	357.1	383.2
Diluted earnings per share	$1.38	$1.29	$4.18	$3.51
5.    SHARE-BASED COMPENSATION
We recorded share-based compensation expense of $47 million in the 2018 third quarter, $44 million in the 2017 third quarter, $140 million in the 2018 first three quarters, and $139 million in the 2017 first three quarters. Deferred compensation costs for unvested awards totaled $219 million at September 30, 2018 and $168 million at December 31, 2017.
RSUs and PSUs
We granted 1.4 million restricted stock units (“RSUs”) during the 2018 first three quarters to certain officers, and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2018 first three quarters to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2018 first three quarters had a weighted average grant-date fair value of $133.

6.    INCOME TAXES
Our effective tax rate decreased to 14.9 percent for the 2018 third quarter from 34.3 percent for the 2017 third quarter, primarily due to the reduction of the U.S. federal tax rate under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), increased earnings in jurisdictions with lower tax rates, tax benefits from dispositions, and adjustments resulting from finalizing prior years’ returns. The decrease was partially offset by the current period’s provisional estimate of tax for global intangible low-taxed income (“GILTI”) under the 2017 Tax Act.
Our effective tax rate decreased to 20.1 percent for the 2018 first three quarters from 31.0 percent for the 2017 first three quarters, primarily due to the reduction of the U.S. federal tax rate under the 2017 Tax Act, increased earnings in jurisdictions with lower tax rates, and the release of tax reserves due to the completion of certain examinations. The decrease was partially offset by tax expense incurred for uncertain tax positions relating to legacy-Starwood operations, the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act, increased state income tax due to a change in our position regarding the future remittance of a portion of the accumulated earnings of non-U.S. subsidiaries, the 2017 release of a tax reserve due to the favorable settlement of a tax position, and net tax expense on dispositions.
We paid cash for income taxes, net of refunds, of $567 million in the 2018 first three quarters and $413 million in the 2017 first three quarters, an increase of $154 million primarily due to taxes paid for the 2017 gain on sale of our interest in Avendra.
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
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we made a reasonable estimate of the net impact of the corporate tax rate reduction on our deferred tax assets and liabilities, which did not materially change in the 2018 first three quarters. However, our estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
Deemed Repatriation Transition Tax. The Transition Tax is a new one-time tax on previously untaxed earnings and profits (“E&P”) of certain of our foreign subsidiaries accumulated post-1986 through year-end 2017. In addition to U.S. federal income taxes, the deemed repatriation of such E&P may result in additional state income taxes in some of the U.S. states in which we operate. In the 2018 first three quarters, we reduced our Transition Tax provisional estimate and recorded a benefit of $5 million, resulting in a net provisional estimated federal and state Transition Tax of $740 million. This adjustment resulted from changes to E&P as a result of completing an IRS audit. Our total Transition Tax estimate could continue to change as we finalize our analysis of untaxed post-1986 E&P, amounts held in cash or other specified assets, and as audits of federal income taxes are completed.
The 2017 Tax Act does not provide for additional income taxes for any remaining undistributed foreign earnings not subject to the Transition Tax, or for any additional outside basis differences inherent in foreign entities, as these amounts continue to be indefinitely reinvested in those foreign operations. Substantially all our unremitted foreign earnings that have not been previously taxed have now been subjected to U.S. taxation under the Transition Tax. In the 2018 first three quarters, we recorded a state tax expense of $27 million relating to our plan to remit a portion of the accumulated earnings of non-U.S. subsidiaries in the future. This estimate could change as we complete additional analyses of the impacts of the 2017 Tax Act.
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
Other provisions. The 2017 Tax Act also included a new provision designed to tax GILTI. Under GAAP, we are required to make an accounting policy election to either (1) treat any taxes on GILTI inclusions as a current-period expense when incurred (the “period cost method”) or (2) factor such amounts into our measurement of our deferred taxes (the “deferred method”). We adopted the period cost method and recorded a current provision for GILTI tax related to current-year operations in our estimated annual effective tax rate. This estimate could change as we complete additional analysis of the impacts of the 2017 Tax Act.
7.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at September 30, 2018 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$129	$18
Operating profit	219	109
Other	9	2
	$357	$129
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the underlying fee simple interest in the land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at September 30, 2018 was $57 million.

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2018 third quarter and year-end 2017:

	At Period End
($ in millions)	September 30, 2018	December 31, 2017
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	$599	$598
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	348	348
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	397	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	448	447
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	345	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	745	744
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	743	743
Series S Notes, interest rate of 6.8%, face amount of $324, matured May 15, 2018 (effective interest rate of 1.7%)	—	330
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	190	197
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	335	337
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	292	292
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	443	—
Commercial paper	3,419	2,371
Credit Facility	—	—
Capital lease obligations	167	171
Other	216	279
	$9,327	$8,238
Less: Current portion of long-term debt	(617)	(398)
	$8,710	$7,840
We paid cash for interest, net of amounts capitalized, of $204 million in the 2018 first three quarters and $171 million in the 2017 first three quarters.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4 billion of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section of Item 2 below for further information on our Credit Facility and available borrowing capacity at September 30, 2018.

In the 2018 second quarter, we issued $450 million aggregate principal amount of 4.000 percent Series X Notes due April 15, 2028 (the “Series X Notes”). We will pay interest on the Series X Notes on April 15 and October 15 of each year, commencing on October 15, 2018. We received net proceeds of approximately $443 million from the offering of the Series X Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	September 30, 2018		December 31, 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$122	$112	$142	$130
Total noncurrent financial assets	$122	$112	$142	$130

Senior Notes	$(4,926)	$(4,814)	$(5,087)	$(5,126)
Commercial paper	(3,419)	(3,419)	(2,371)	(2,371)
Other long-term debt	(204)	(204)	(217)	(221)
Other noncurrent liabilities	(158)	(158)	(178)	(178)
Total noncurrent financial liabilities	$(8,707)	$(8,595)	$(7,853)	$(7,896)
See the “Fair Value Measurements” caption of Footnote 2. Summary of Significant Accounting Policies of our 2017 Form 10-K for more information on the input levels we use in determining fair value.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2018 first three quarters and 2017 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2017	$(23)	$(10)	$4	$12	$(17)
Other comprehensive (loss) income before reclassifications (1)	(313)	7	—	—	(306)
Amounts reclassified from accumulated other comprehensive loss	10	8	—	—	18
Net other comprehensive (loss) income	(303)	15	—	—	(288)
Adoption of ASU 2016-01	—	—	(4)	—	(4)
Balance at September 30, 2018	$(326)	$5	$—	$12	$(309)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	457	(13)	(1)	—	443
Amounts reclassified from accumulated other comprehensive loss	—	5	—	—	5
Net other comprehensive income (loss)	457	(8)	(1)	—	448
Balance at September 30, 2017	$(46)	$(13)	$5	$5	$(49)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in a gain of $27 million for the 2018 first three quarters and loss of $142 million for the 2017 first three quarters.

The following table details the changes in common shares outstanding and shareholders’ equity for the 2018 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
359.1	Balance at year-end 2017 (as previously reported)	$3,731	$5	$5,770	$7,391	$(9,418)	$(17)
—	Adoption of ASU 2014-09	(149)	—	—	(149)	—	—
359.1	Balance at year-end 2017 (as adjusted)	3,582	5	5,770	7,242	(9,418)	(17)
—	Adoption of ASU 2016-01	—	—	—	4	—	(4)
—	Adoption of ASU 2016-16	372	—	—	372	—	—
—	Net income	1,491	—	—	1,491	—	—
—	Other comprehensive loss	(288)	—	—	—	—	(288)
—	Dividends ($1.15 per share)	(404)	—	—	(404)	—	—
1.4	Share-based compensation plans	44	—	3	—	41	—
(18.5)	Purchase of treasury stock	(2,473)	—	—	—	(2,473)	—
342.0	Balance at September 30, 2018	$2,324	$5	$5,773	$8,705	$(11,850)	$(309)

11.    BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium brands located in the U.S. and Canada;

•	North American Limited-Service, which includes our Select brands located in the U.S. and Canada; and

•	Asia Pacific, which includes all brand tiers in our Asia Pacific region.
The following operating segments do not meet the applicable accounting criteria for separate disclosure as reportable business segments: Caribbean and Latin America, Europe, and Middle East and Africa. We present these operating segments together as “Other International” in the tables below.
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs and charges. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Other unallocated corporate” represents a portion of our revenues, including license fees we receive from our credit card programs and fees from vacation ownership licensing agreements, general, administrative, and other expenses, merger-related costs and charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. Beginning in the 2018 first quarter, “Other unallocated corporate” also includes revenues and expenses for our Loyalty Program, and we reflected this change in the prior period amounts shown in the tables below.
Our President and Chief Executive Officer, who is our chief operating decision maker, monitors assets for the consolidated company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
North American Full-Service	$3,123	$3,096	$9,778	$9,613
North American Limited-Service	875	863	2,524	2,440
Asia Pacific	275	263	818	756
Other International	561	591	1,695	1,691
Total segment revenues	4,834	4,813	14,815	14,500
Other unallocated corporate	215	265	586	701
Total consolidated revenues	$5,049	$5,078	$15,401	$15,201
Segment Profits

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
North American Full-Service	$248	$295	$919	$972
North American Limited-Service	206	255	640	685
Asia Pacific	106	93	358	260
Other International	176	140	495	371
Total segment profits	736	783	2,412	2,288
Other unallocated corporate	(87)	18	(316)	(149)
Interest expense, net of interest income	(81)	(63)	(230)	(191)
Income taxes	(85)	(253)	(375)	(603)
Net income	$483	$485	$1,491	$1,345

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 129 countries and territories under 30 brands at the end of the 2018 third quarter. Under our business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. In our Middle East and Africa and Asia Pacific regions, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit,” which we discuss under the “Performance Measures” section below) less non-controllable expenses such as insurance, real estate taxes, and capital spending reserves.

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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). Our brands remain strong due to our skilled management teams, dedicated associates, superior guest service with an emphasis on guest and associate satisfaction, significant distribution, our Loyalty Program (currently being marketed under three legacy names — Marriott Rewards, The Ritz-Carlton Rewards, and Starwood Preferred Guest, which we refer to collectively as our “Loyalty Program”), multichannel reservation systems, and desirable property amenities. We strive to effectively leverage our size and broad distribution.
In August 2018, we introduced one set of unified benefits for our Loyalty Program, creating a unified program that operates under one set of benefits and one currency. We continue to market our Loyalty Program under the three legacy names — Marriott Rewards, The Ritz-Carlton Rewards, and Starwood Preferred Guest (SPG) — and we expect to announce a new name for the unified program in 2019.
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
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Managed properties in our system continue to maintain tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.
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
Business Trends
Our 2018 first three quarters results reflected a year-over-year increase in the number of properties in our system, favorable demand for our brands in many markets around the world, and generally favorable economic conditions. For the three months ended September 30, 2018, comparable worldwide systemwide RevPAR increased 1.9 percent to $120.85, ADR increased 2.2 percent on a constant dollar basis to $159.06, and occupancy decreased 0.2 percentage points to 76.0 percent, compared to the same period a year ago. For the nine months ended September 30, 2018, comparable worldwide systemwide RevPAR increased 3.1 percent to $119.18, ADR increased 2.0 percent on a constant dollar basis to $160.72, and occupancy increased 0.8 percentage points to 74.2 percent, compared to the same period a year ago.
In North America, RevPAR increased in the 2018 first three quarters, driven by higher transient and group demand. RevPAR growth was partially constrained by new lodging supply in certain markets, the impact of natural disasters, and weak September 2018 transient demand. In our Asia Pacific segment in the 2018 first three quarters, RevPAR grew in most markets but was partially constrained in the 2018 third quarter due to natural disasters. Our Europe region experienced higher demand in the 2018 first three quarters, led by strong transient business in most countries and demand from the World Cup, partially constrained by lower RevPAR in Spain. In our Middle East and Africa region, RevPAR increased on strong growth in Egypt, offset somewhat by geopolitical instability and supply growth in other markets. RevPAR grew across our Caribbean and Latin America region, driven by higher ADR, partially due to lower supply following hurricane activity in the Caribbean.
For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements. In the 2018 first three quarters compared to the 2017 first three quarters at comparable properties, worldwide company-operated house profit margins increased by 50 basis points. International company-operated house profit margins increased by 80 basis points, and North American company-operated house profit margins increased by 20 basis points, primarily reflecting cost savings initiatives, including synergy savings from the Starwood Combination, and RevPAR growth.
System Growth and Pipeline
During the 2018 first three quarters, we added 348 properties (56,313 rooms) while 85 properties (15,988 rooms) exited our system, increasing our total properties to 6,782 (1,298,583 rooms). Approximately 47 percent of added rooms are located outside North America, and 11 percent of the room additions are conversions from competitor brands.
Since the end of the 2017 third quarter, we added 480 properties (77,374 rooms), while 98 properties (18,774 rooms) exited our system.
At the end of the 2018 third quarter, we had approximately 471,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and nearly 50,000 hotel rooms approved for development but not yet under signed contracts. Approximately half of the rooms in our development pipeline are outside North America.

Properties and Rooms
At September 30, 2018, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	414	184,323	699	200,879	9	5,275	—	—	1,122	390,477
North American Limited-Service	406	64,156	3,354	386,141	20	3,006	46	7,830	3,826	461,133
Asia Pacific	596	175,865	95	27,074	2	410	—	—	693	203,349
Other International	527	122,366	394	78,544	31	8,155	100	12,389	1,052	221,454

Timeshare	—	—	89	22,170	—	—	—	—	89	22,170
Total	1,943	546,710	4,631	714,808	62	16,846	146	20,219	6,782	1,298,583

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.

Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017		Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017
JW Marriott	$160.46	0.3%	76.7%	(0.9)%	pts.	$209.19	1.5%
The Ritz-Carlton	$251.88	4.6%	72.1%	(0.5)%	pts.	$349.31	5.3%
W Hotels	$240.85	0.2%	82.7%	(1.2)%	pts.	$291.38	1.6%
Composite North American Luxury (1)	$239.99	3.1%	76.7%	(0.9)%	pts.	$312.95	4.3%
Marriott Hotels	$151.93	2.0%	78.3%	0.2%	pts.	$193.95	1.8%
Sheraton	$148.12	3.7%	79.8%	1.2%	pts.	$185.57	2.1%
Westin	$170.83	1.6%	78.8%	(0.4)%	pts.	$216.75	2.1%
Composite North American Upper Upscale (2)	$150.72	1.7%	78.1%	(0.1)%	pts.	$192.98	1.8%
North American Full-Service (3)	$165.66	2.0%	77.9%	(0.2)%	pts.	$212.75	2.3%
Courtyard	$106.53	(0.6)%	74.8%	(1.2)%	pts.	$142.48	1.0%
Residence Inn	$131.99	(0.2)%	82.3%	(1.5)%	pts.	$160.30	1.6%
Composite North American Limited-Service (4)	$113.25	(0.4)%	77.4%	(1.1)%	pts.	$146.39	1.0%
North American - All (5)	$148.99	1.5%	77.7%	(0.5)%	pts.	$191.75	2.1%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017		Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017
JW Marriott	$166.92	1.4%	78.1%	(0.2)%	pts.	$213.75	1.7%
The Ritz-Carlton	$251.88	4.6%	72.1%	(0.5)%	pts.	$349.31	5.3%
W Hotels	$240.85	0.2%	82.7%	(1.2)%	pts.	$291.38	1.6%
Composite North American Luxury (1)	$231.02	3.1%	77.3%	(0.8)%	pts.	$298.81	4.2%
Marriott Hotels	$131.23	1.2%	75.2%	0.2%	pts.	$174.47	0.9%
Sheraton	$121.44	2.1%	76.3%	(0.6)%	pts.	$159.19	2.9%
Westin	$156.70	1.2%	78.4%	(0.8)%	pts.	$199.81	2.2%
Composite North American Upper Upscale (2)	$134.66	1.3%	76.2%	(0.3)%	pts.	$176.70	1.7%
North American Full-Service (3)	$144.05	1.6%	76.3%	(0.3)%	pts.	$188.75	2.0%
Courtyard	$108.07	(0.6)%	76.1%	(0.9)%	pts.	$142.09	0.6%
Residence Inn	$125.72	0.1%	83.1%	(0.4)%	pts.	$151.29	0.5%
Fairfield Inn & Suites	$89.70	(1.3)%	76.0%	(1.3)%	pts.	$118.05	0.4%
Composite North American Limited-Service (4)	$105.81	(0.5)%	77.9%	(1.0)%	pts.	$135.79	0.7%
North American - All (5)	$122.40	0.6%	77.2%	(0.7)%	pts.	$158.49	1.5%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017		Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017
Greater China	$93.17	5.4%	74.4%	0.9%	pts.	$125.29	4.1%
Rest of Asia Pacific	$123.55	5.8%	76.4%	0.8%	pts.	$161.73	4.7%
Asia Pacific	$104.41	5.6%	75.1%	0.9%	pts.	$139.00	4.4%
Caribbean & Latin America	$106.04	6.4%	61.6%	(1.0)%	pts.	$172.20	8.1%
Europe	$179.84	4.3%	79.7%	(0.1)%	pts.	$225.65	4.4%
Middle East & Africa	$82.66	—%	64.2%	2.9%	pts.	$128.85	(4.5)%
International - All (1)	$118.26	4.5%	73.1%	0.9%	pts.	$161.71	3.2%
Worldwide (2)	$133.50	2.8%	75.4%	0.2%	pts.	$177.06	2.5%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017	Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017		Three Months Ended September 30, 2018	Change vs. Three Months Ended September 30, 2017
Greater China	$92.44	5.3%	73.6%	1.0%	pts.	$125.52	3.9%
Rest of Asia Pacific	$126.91	5.9%	75.9%	0.8%	pts.	$167.19	4.8%
Asia Pacific	$107.73	5.6%	74.7%	0.9%	pts.	$144.30	4.3%
Caribbean & Latin America	$88.42	6.3%	60.9%	(0.8)%	pts.	$145.24	7.7%
Europe	$159.36	6.2%	79.4%	0.8%	pts.	$200.72	5.1%
Middle East & Africa	$79.90	0.3%	64.2%	2.7%	pts.	$124.53	(3.9)%
International - All (1)	$117.10	5.4%	73.0%	0.9%	pts.	$160.50	4.0%
Worldwide (2)	$120.85	1.9%	76.0%	(0.2)%	pts.	$159.06	2.2%

(1)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes North American - All and International - All.

Comparable Company-Operated North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017
JW Marriott	$183.38	0.6%	78.6%	—%	pts.	$233.31	0.6%
The Ritz-Carlton	$278.92	4.8%	74.7%	0.5%	pts.	$373.31	4.1%
W Hotels	$247.84	2.1%	82.1%	(0.5)%	pts.	$301.98	2.7%
Composite North American Luxury (1)	$260.42	3.7%	78.2%	0.1%	pts.	$333.05	3.5%
Marriott Hotels	$156.25	2.8%	77.9%	0.5%	pts.	$200.51	2.1%
Sheraton	$146.74	3.0%	78.2%	0.6%	pts.	$187.61	2.2%
Westin	$167.05	1.3%	77.0%	0.1%	pts.	$216.87	1.3%
Composite North American Upper Upscale (2)	$153.18	2.4%	77.3%	0.3%	pts.	$198.20	1.9%
North American Full-Service (3)	$171.15	2.7%	77.4%	0.3%	pts.	$221.01	2.3%
Courtyard	$106.28	0.5%	74.0%	(0.2)%	pts.	$143.58	0.8%
Residence Inn	$129.53	—%	80.4%	(0.9)%	pts.	$161.11	1.1%
Composite North American Limited-Service (4)	$112.46	0.5%	76.3%	(0.2)%	pts.	$147.48	0.8%
North American - All (5)	$152.48	2.2%	77.1%	0.1%	pts.	$197.86	2.0%

Comparable Systemwide North American Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017
JW Marriott	$184.01	1.6%	79.0%	0.1%	pts.	$232.85	1.4%
The Ritz-Carlton	$278.92	4.8%	74.7%	0.5%	pts.	$373.31	4.1%
W Hotels	$247.84	2.1%	82.1%	(0.5)%	pts.	$301.98	2.7%
Composite North American Luxury (1)	$247.07	3.8%	78.3%	0.3%	pts.	$315.47	3.4%
Marriott Hotels	$133.04	2.2%	74.3%	0.4%	pts.	$178.98	1.6%
Sheraton	$117.52	2.1%	74.2%	(0.1)%	pts.	$158.37	2.2%
Westin	$156.54	1.5%	76.9%	(0.2)%	pts.	$203.54	1.8%
Composite North American Upper Upscale (2)	$135.06	2.1%	74.9%	0.2%	pts.	$180.27	1.9%
North American Full-Service (3)	$145.98	2.4%	75.3%	0.2%	pts.	$193.99	2.2%
Courtyard	$104.95	0.9%	74.4%	0.2%	pts.	$141.12	0.5%
Residence Inn	$120.45	1.2%	80.7%	0.5%	pts.	$149.32	0.6%
Fairfield Inn & Suites	$84.79	1.8%	73.3%	0.8%	pts.	$115.74	0.7%
Composite North American Limited-Service (4)	$101.93	1.4%	75.9%	0.4%	pts.	$134.35	0.8%
North American - All (5)	$121.04	2.0%	75.6%	0.3%	pts.	$160.09	1.5%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes Composite North American Luxury and Composite North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield Inn & Suites, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and Composite North American Limited-Service.

Comparable Company-Operated International Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017
Greater China	$94.47	9.0%	72.1%	3.3%	pts.	$131.05	3.9%
Rest of Asia Pacific	$127.06	6.8%	74.9%	1.4%	pts.	$169.59	4.8%
Asia Pacific	$106.53	8.0%	73.1%	2.6%	pts.	$145.67	4.1%
Caribbean & Latin America	$131.42	8.9%	64.7%	0.7%	pts.	$203.28	7.6%
Europe	$156.95	4.2%	74.6%	0.7%	pts.	$210.36	3.2%
Middle East & Africa	$98.51	—%	65.2%	2.7%	pts.	$151.17	(4.2)%
International - All (1)	$118.84	5.7%	71.4%	2.0%	pts.	$166.53	2.7%
Worldwide (2)	$135.53	3.7%	74.2%	1.1%	pts.	$182.68	2.2%

Comparable Systemwide International Properties
	RevPAR		Occupancy			Average Daily Rate
	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2018	Change vs. Nine Months Ended September 30, 2017
Greater China	$93.80	8.7%	71.5%	3.3%	pts.	$131.27	3.7%
Rest of Asia Pacific	$127.53	7.5%	74.7%	1.6%	pts.	$170.63	5.2%
Asia Pacific	$108.76	8.1%	72.9%	2.6%	pts.	$149.17	4.3%
Caribbean & Latin America	$105.51	7.7%	63.5%	0.8%	pts.	$166.28	6.4%
Europe	$136.24	5.7%	72.9%	1.6%	pts.	$186.94	3.3%
Middle East & Africa	$94.99	0.1%	65.0%	2.4%	pts.	$146.23	(3.5)%
International - All (1)	$114.68	6.2%	70.6%	2.0%	pts.	$162.34	3.1%
Worldwide (2)	$119.18	3.1%	74.2%	0.8%	pts.	$160.72	2.0%

(1)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(2)	Includes North American - All and International - All.
CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2018 third quarter compared to the 2017 third quarter and for the 2018 first three quarters compared to the 2017 first three quarters. We recast our 2017 results to reflect our adoption of ASU 2014-09.

Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Base management fees	$279	$269	$10	4%	$852	$818	$34	4%
Franchise fees	502	419	83	20%	1,394	1,182	212	18%
Incentive management fees	151	138	13	9%	482	433	49	11%
Gross fee revenues	932	826	106	13%	2,728	2,433	295	12%
Contract investment amortization	(13)	(11)	2	18%	(44)	(34)	10	29%
Net fee revenues	$919	$815	$104	13%	$2,684	$2,399	$285	12%
Third Quarter
The $10 million increase in base management fees primarily reflected $8 million from unit growth and $7 million from RevPAR growth.
The $83 million increase in franchise fees primarily reflected $53 million of higher branding fees, driven by higher fees from our co-brand credit card agreements, and $25 million from unit and RevPAR growth.
The $13 million increase in incentive management fees primarily reflected higher profits at managed hotels.
First Three Quarters
The $34 million increase in base management fees primarily reflected $26 million from RevPAR growth, $21 million from unit growth, and $7 million from net favorable foreign exchange rates, partially offset by lower fees of $12 million from properties that converted from managed to franchised and $10 million from properties that were terminated.
The $212 million increase in franchise fees primarily reflected $118 million of higher branding fees, driven by higher fees from our co-brand credit card agreements, $62 million from unit growth, $19 million from RevPAR growth, and $11 million from properties that converted from managed to franchised, partially offset by lower fees of $6 million from properties that were terminated.
The $49 million increase in incentive management fees primarily reflected higher profits at managed hotels and $9 million from unit growth.
The $10 million increase in contract investment amortization primarily reflected $6 million of higher contract write-offs related to terminated contracts.
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Owned, leased, and other revenue	$397	$433	$(36)	(8)%	$1,226	$1,309	$(83)	(6)%
Owned, leased, and other - direct expenses	315	351	(36)	(10)%	985	1,057	(72)	(7)%
	$82	$82	$—	—%	$241	$252	$(11)	(4)%
Third Quarter
Owned, leased, and other revenue, net of direct expenses remained unchanged, primarily due to higher termination fees and stronger results at our remaining owned and leased properties, primarily offset by $23 million of lower owned and leased profits attributable to properties sold.

First Three Quarters
Owned, leased, and other revenue, net of direct expenses decreased by $11 million, primarily due to $67 million of lower owned and leased profits attributable to properties sold, partially offset by $40 million of higher termination fees and $15 million of net stronger results at our remaining owned and leased properties.
Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Cost reimbursement revenue	$3,733	$3,830	$(97)	(3)%	$11,491	$11,493	$(2)	—%
Reimbursed expenses	3,879	3,650	229	6%	11,693	11,137	556	5%
	$(146)	$180	$(326)	(181)%	$(202)	$356	$(558)	(157)%
Cost reimbursement revenue, net of reimbursed expenses, decreased by $326 million for the 2018 third quarter compared to the 2017 third quarter, and decreased by $558 million for the 2018 first three quarters compared to the 2017 first three quarters, primarily due to our Loyalty Program activity, spending funded by the proceeds from the 2017 sale of our interest in Avendra, and reservations and marketing activity. Cost reimbursement revenue, net of reimbursed expenses, varies due to temporary timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Depreciation, amortization, and other	$52	$54	$(2)	(4)%	$164	$176	$(12)	(7)%
General, administrative, and other	221	205	16	8%	685	651	34	5%
Merger-related costs and charges	12	28	(16)	(57)%	64	100	(36)	(36)%
Third Quarter
General, administrative, and other expenses increased by $16 million, primarily due to higher bonus accruals and the company-funded supplemental retirement savings plan contributions in 2018, which we described in the “Liquidity and Capital Resources” section in Part II, Item 7 of our 2017 Form 10-K, partially offset by $11 million in administrative cost savings largely due to synergies associated with the Starwood Combination.
Merger-related costs and charges decreased by $16 million, primarily due to lower integration costs.
First Three Quarters
Depreciation, amortization, and other expenses decreased by $12 million, primarily reflecting lower depreciation from sold properties.
General, administrative, and other expenses increased by $34 million, primarily due to the company-funded supplemental retirement savings plan contributions in 2018, which we described in the “Liquidity and Capital Resources” section in Part II, Item 7 of our 2017 Form 10-K and higher professional fees, partially offset by $31 million in administrative cost savings largely due to synergies associated with the Starwood Combination and $6 million of reversals of guarantees and other reserves.
Merger-related costs and charges decreased by $36 million, primarily due to lower integration and transaction costs.

Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Gains and other income, net	$18	$6	$12	200%	$191	$31	$160	516%
Interest expense	(86)	(73)	13	18%	(246)	(216)	30	14%
Interest income	5	9	(4)	(44)%	16	24	(8)	(33)%
Equity in earnings	61	6	55	917%	95	29	66	228%
Third Quarter
Gains and other income, net increased by $12 million, primarily due to an adjustment to the 2018 second quarter gain on the sale of two Asia Pacific properties.
Interest expense increased by $13 million, primarily due to higher commercial paper interest rates and borrowings.
Equity in earnings increased by $55 million, primarily due to our share of the gain on an equity method investee’s sale of a property.
First Three Quarters
Gains and other income, net increased by $160 million, primarily due to the gains on our property sales ($132 million) and the gains on the sales of our interest in four equity method investments ($46 million), partially offset by an unfavorable variance with the 2017 gain on the sale of the Charlotte Marriott City Center ($24 million).
Interest expense increased by $30 million, primarily for the same reason described in the preceding “Third Quarter” discussion.
Interest income decreased by $8 million, primarily due to lower interest income on a repaid loan.
Equity in earnings increased by $66 million, primarily due to our share of the gains on the sales of two properties held by equity method investees ($65 million).
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
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we made a reasonable estimate of the net impact of the corporate tax rate reduction on our deferred tax assets and liabilities, which did not change in the 2018 first three quarters. However, our estimate could change as we complete our analyses of all impacts of the 2017 Tax Act, including, but not limited to, the state tax effect of adjustments made to federal temporary differences.
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
Other provisions. We adopted the period cost method and recorded a current provision for GILTI tax related to current-year operations in our estimated annual effective tax rate. We continue to evaluate the provisions in the 2017 Tax Act and their potential impact on future results.
The 2018 first three quarters impact of the 2017 Tax Act, and other changes affecting our provision for income taxes, are discussed below.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Provision for income taxes	$(85)	$(253)	$(168)	(66)%	$(375)	$(603)	$(228)	(38)%
Third Quarter
Provision for income taxes decreased by $168 million, primarily due to the reduction of the U.S. federal tax rate under the 2017 Tax Act ($74 million), lower operating income ($65 million), tax benefits from dispositions ($22 million), increased earnings in jurisdictions with lower tax rates ($14 million), and adjustments resulting from finalizing prior years’ returns ($9 million). The decrease was partially offset by the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act ($12 million).
First Three Quarters
Provision for income taxes decreased by $228 million, primarily due to the reduction of the U.S. federal tax rate under the 2017 Tax Act ($174 million), lower operating income ($78 million), increased earnings in jurisdictions with lower tax rates ($35 million), the release of tax reserves due to the completion of certain examinations ($34 million), and adjustments resulting from finalizing prior years’ returns ($8 million). The decrease was partially offset by tax expense incurred for uncertain tax positions relating to legacy-Starwood operations ($30 million), state tax expense due to a change in our position regarding the future remittance of a portion of the accumulated earnings of non-U.S. subsidiaries ($27 million), the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act ($27 million), net tax expense on dispositions ($12 million), and the 2017 release of a tax reserve due to the favorable settlement of a tax position ($12 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific, for the 2018 third quarter compared to the 2017 third quarter and for the 2018 first three quarters compared to the 2017 first three quarters. See Footnote 11. Business Segments for other information about each segment, including revenues and a reconciliation of segment profits to net income.

North American Full-Service
Since the end of the 2017 third quarter, across our North American Full-Service segment, we added 48 properties (9,962 rooms), and 18 properties (6,240 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Segment revenues	$3,123	$3,096	$27	1%	$9,778	$9,613	$165	2%
Segment profits	$248	$295	$(47)	(16)%	$919	$972	$(53)	(5)%
Third Quarter
North American Full-Service segment profits decreased by $47 million, primarily due to the following:

•	$59 million of lower cost reimbursement revenue, net of reimbursed expenses;

•	$18 million of higher base management and franchise fees, primarily reflecting $10 million from unit and RevPAR growth and $9 million of higher residential branding fees; and

•
$5 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $15 million lower owned and leased profits attributable to properties sold, partially offset by $6 million of net stronger results at our remaining owned and leased properties.

First Three Quarters
North American Full-Service segment profits decreased by $53 million, primarily due to the following:

•	$95 million of lower cost reimbursement revenue, net of reimbursed expenses;

•
$43 million of higher base management and franchise fees, primarily reflecting $18 million from unit growth, $16 million from RevPAR growth, and $9 million of higher residential branding fees, partially offset by $7 million of lower fees from properties that were terminated;

•	$15 million of higher incentive management fees, primarily driven by higher profits at managed hotels;

•
$32 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $54 million of lower owned and leased profits attributable to properties sold, partially offset by $19 million of higher termination fees;

•	$9 million of lower general, administrative, and other expenses, primarily due to $6 million of reversals of guarantees and other reserves; and

•
$1 million of lower gains and other income, net, primarily due to a $24 million unfavorable variance with the gain on the sale of a property in 2017, partially offset by the $22 million gain on the sale of two properties in 2018.

North American Limited-Service
Since the end of the 2017 third quarter, across our North American Limited-Service segment, we added 263 properties (31,406 rooms), and 34 properties (2,894 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Segment revenues	$875	$863	$12	1%	$2,524	$2,440	$84	3%
Segment profits	$206	$255	$(49)	(19)%	$640	$685	$(45)	(7)%

Third Quarter
North American Limited-Service segment profits decreased by $49 million, primarily due to the following:

•	$61 million of lower cost reimbursement revenue, net of reimbursed expenses; and

•	$15 million of higher base management and franchise fees, primarily reflecting $16 million from unit growth.
First Three Quarters
North American Limited-Service segment profits decreased by $45 million, primarily due to the following:

•	$95 million of lower cost reimbursement revenue, net of reimbursed expenses; and

•	$52 million of higher base management and franchise fees, primarily reflecting $42 million from unit growth and $8 million from RevPAR growth.
Asia Pacific
Since the end of the 2017 third quarter, across our Asia Pacific segment, we added 89 properties (21,251 rooms), and eight properties (2,289 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2018	September 30, 2017	Change 2018 vs. 2017		September 30, 2018	September 30, 2017	Change 2018 vs. 2017
Segment revenues	$275	$263	$12	5%	$818	$756	$62	8%
Segment profits	$106	$93	$13	14%	$358	$260	$98	38%
Third Quarter
Asia Pacific segment profits increased by $13 million, primarily due to the following:

•	$10 million of higher base management and franchise fees, primarily reflecting $7 million from unit and RevPAR growth;

•
$7 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to $12 million of higher termination fees, partially offset by $7 million lower owned and leased profits attributable to properties sold;

•	$15 million of higher gains and other income, net, primarily reflecting a $12 million adjustment to the gain on the sale of two properties; and

•	$24 million of lower cost reimbursement revenue, net of reimbursed expenses.
First Three Quarters
Asia Pacific segment profits increased by $98 million, primarily due to the following:

•	$23 million of higher base management and franchise fees, primarily reflecting $11 million from unit growth and $8 million from RevPAR growth;

•	$22 million of higher incentive management fees primarily driven by higher profits at managed hotels and $7 million from unit growth;

•
$6 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to $14 million of higher termination fees, partially offset by $9 million lower owned and leased profits attributable to properties sold;

•
$69 million of higher gains and other income, net, primarily reflecting the $57 million gain on the sale of two properties and $13 million of gains on sales of our interest in two equity method investments; and

•	$29 million of lower cost reimbursement revenue, net of reimbursed expenses.
SHARE-BASED COMPENSATION
We award: (1) restricted stock units (“RSUs”) of our common stock; (2) stock appreciation rights (“SARs”) for our common stock; and (3) stock options to purchase our common stock. We also issue performance-based RSUs (“PSUs”) to named executive officers and some of their direct reports. See Footnote 5. Share-Based Compensation for more information.
NEW ACCOUNTING STANDARDS
See Footnote 1. Basis of Presentation for information on our anticipated adoption of recently issued accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facility
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4 billion of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021.
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
At September 30, 2018, our available borrowing capacity amounted to $948 million and reflected borrowing capacity of $575 million under our Credit Facility and our cash balance of $373 million. We calculated that borrowing capacity by taking $4 billion of effective aggregate bank commitments under our Credit Facility and subtracting $3,425 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to execute our announced growth plans and fund our liquidity needs. We expect to continue meeting part of our financing and liquidity needs primarily through commercial paper borrowings, issuances of Senior Notes, and access to long-term committed credit facilities. If conditions in the lodging industry deteriorate, or if disruptions in the capital markets take place as they did in the immediate aftermath of both the 2008 worldwide financial crisis and the events of September 11, 2001, we may be unable to place some or all of our commercial paper on a temporary or extended basis and may have to rely more on borrowings under the Credit Facility, which we believe will be adequate to fund our liquidity needs, including repayment of debt obligations, but which may carry a higher cost than commercial paper. Since we continue to have ample flexibility under the Credit Facility’s covenants, we expect that undrawn bank commitments under the Credit Facility will remain available to us even if business conditions were to deteriorate markedly.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2018 third quarter, our long-term debt had a weighted average interest rate of 3.1 percent and a weighted average maturity of approximately 4.7 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2018 third quarter.
Cash, cash equivalents, and restricted cash totaled $413 million at September 30, 2018, a decrease of $16 million from year-end 2017, primarily reflecting purchase of treasury stock ($2,513 million), capital expenditures ($462 million), dividend payments ($404 million), and financing outflows for employee share-based compensation withholding taxes ($105 million). The following cash inflows partially offset these cash outflows: net cash provided by operating activities ($1,824 million), higher commercial paper borrowings ($1,045 million), net cash proceeds from dispositions ($460 million), distributions from equity method investments ($57 million), long-term debt issuances, net of repayments ($52 million), and loan collections, net of advances ($34 million). Both periods presented in our Statements of Cash Flows reflect changes resulting from our adoption of ASUs 2014-09, 2016-15, and 2016-18.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2018 third quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $462 million in the 2018 first three quarters and $155 million in the 2017 first three quarters, an increase of $307 million, primarily reflecting the acquisition of the Sheraton Grand Phoenix, improvements to our worldwide systems, and net higher spending on several owned and leased properties. We expect spending on capital expenditures and other investments will total approximately $750 million to $850 million for the 2018 full year, including acquisitions, loan advances, equity and other investments, contract acquisition costs, and various capital expenditures (including approximately $200 million for maintenance capital spending).
Over time, we have sold hotels, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, many of which we have sold or are seeking to sell, and in 2018, we acquired the Sheraton Grand Phoenix, which we expect to renovate and sell subject to a long-term management agreement. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include new construction, loans, guarantees, and noncontrolling equity investments.
Share Repurchases
We purchased 6.7 million shares of our common stock during the 2018 third quarter at an average price of $125.78 per share. As of September 30, 2018, 13.7 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Dividends
Our Board of Directors declared the following quarterly cash dividends in 2018: (1) $0.33 per share declared on February 9, 2018 and paid March 30, 2018 to shareholders of record on February 23, 2018; (2) $0.41 per share declared on May 4, 2018 and paid June 29, 2018 to shareholders of record on May 18, 2018; and (3) $0.41 per share declared on August 9, 2018 and paid September 28, 2018 to shareholders of record on August 23, 2018.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2018 third quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2017 Form 10-K, other than those described below.
Total debt increased $1,089 million to $9,327 million at September 30, 2018 from $8,238 million at December 31, 2017, reflecting the issuance of our Series X Notes and higher commercial paper borrowings, partially offset by the maturity of our Series S Notes. See Footnote 8. Long-Term Debt for more information on our total debt at September 30, 2018.
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
Loyalty Program. After the adoption of ASU 2014-09, our accounting for our Loyalty Program revenue continues to be a critical accounting policy. Critical estimates include breakage of hotel points, credit card points, and free night certificates, the volume of points and free night certificates that will be issued under our co-brand credit card agreements, the amount of consideration to which we will be entitled under our co-brand credit card agreements, and the stand-alone selling prices of goods and services provided under our co-brand credit card agreements.
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

Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2018 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our industry is highly competitive, which may impact our ability to compete successfully with other hotel properties and home and apartment sharing services for guests. We operate in markets that contain many competitors. Each of our hotel brands competes with major hotel chains and home and apartment sharing services in national and international venues, and with independent companies in regional markets. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our Loyalty Program, direct booking channels, and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
Economic downturns could impact our financial results and growth. Weak economic conditions in one or more parts of the world, changes in oil prices and currency values, disruptions in national, regional, or global economies generally and the travel business in particular that might result from changing governmental policies in areas such as trade, travel, immigration, healthcare, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions could continue, could have a negative impact on the lodging industry. Because of such uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Our future financial results and growth could be further harmed or constrained if economic or these other conditions worsen. U.S. government travel is also a significant part of our business, and this aspect of our business could suffer due to U.S. federal spending cuts, or government hiring restrictions and any further limitations that may result from presidential or congressional action or inaction.
Risks Relating to Our Integration of Starwood
The continued diversion of resources and management’s attention to the integration of Starwood could still adversely affect our day-to-day business. While the integration of Starwood is well underway, it places a significant burden on our management and internal resources and will continue to do so for some time. The diversion of management’s attention away from day-to-day business concerns and any challenges we encounter as the integration process continues could adversely affect our financial results.
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
Integration could also take longer than we anticipate and involve unexpected costs. Disruptions of each legacy company’s ongoing businesses, processes, and systems could adversely affect the combined company. We have encountered challenges in harmonizing our different reservations and other systems, Loyalty Program, and other business practices, and may encounter additional or increased challenges as the integration process continues. Because of these or other factors, we cannot assure you when or that we will be able to fully realize additional benefits from the Starwood Combination in the form of eliminating duplicative costs, or achieving other operating efficiencies, cost savings, or benefits, or that challenges encountered with our harmonization efforts will not have adverse effects on our business or reputation.
Program changes associated with our integration efforts could have a negative effect on guest preference or behavior. Our integration efforts involve significant changes to certain of our guest programs and services, including our Loyalty Program, co-branded credit card arrangements, and consumer-facing technology platforms and services. While we believe such changes will enhance these programs and services for our guests and drive guest preference and satisfaction, these changes remain subject to various uncertainties, including whether the changes could be negatively perceived by certain guests and consumers, could affect guest preference or could alter reservation, spending or other guest or consumer behavior, all of which could adversely affect our market share, reputation, business, financial condition, or results of operations.
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
Our new programs and new branded products may not be successful. We cannot assure you that recently launched or newly acquired brands, such as EDITION, AC Hotels by Marriott in the Americas, Protea Hotels, Moxy, Delta Hotels, and those we acquired as a result of the Starwood Combination, our investments in PlacePass and the joint venture with Alibaba, our pilot of a homesharing offering in certain European cities, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these new brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the potential spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, have in the past caused and could in the future cause a decline in business or leisure travel and reduce demand for lodging to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, or civil strife, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for hotel rooms and corporate apartments or limit the prices that we can obtain for them, both of which could adversely affect our profits. If a terrorist event were to involve one or more of our branded properties, demand for our hotels in particular could suffer, which could further hurt our revenues and profits.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of September 30, 2018, we had $17.5 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. Collective bargaining agreements at approximately 45 hotels covering roughly half of our organized associates in the U.S. expired or are expiring in 2018. If relationships with our organized associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. While we recently completed contract negotiations for 10 unionized hotels, including six hotels in Chicago, one hotel in Detroit, and one hotel in Oakland following multi-week strikes in those cities, many collective bargaining agreements remain under negotiation or are expected to be negotiated later in 2018. In connection with these negotiations, certain hourly associates at 21 hotels in Maui, Oahu, Boston, San Diego, San Jose, and San Francisco have been on strike since early October. As a result, we have had to rely on other company and third-party workers to address the striking associates’ responsibilities. These disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, result in adverse publicity, harm our relationships with our guests and customers, divert management attention, adversely affect operations and revenues at affected hotels, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of the 2018 third quarter, such properties are subject to the risks that generally relate to investments in real property. Although we have sold many properties in recent years and we are actively pursuing additional sales, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.
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
Some hotel openings in our development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals. Competition for skilled construction labor and disruption in the supply chain for materials could cause construction timelines for pipeline hotels to lengthen. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
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
Technology, Information Protection, and Privacy Risks
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management, property management, human resources and payroll systems, our Loyalty Program, and technologies we make available to our guests and for our associates. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis, and our business could suffer if we cannot do that as quickly or effectively as our competitors or within budgeted costs and time frames. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or could impair our operating results.
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase, by certain companies, of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer guests toward their websites (a practice that has been challenged by various trademark owners in federal court). Although we have successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increase the overall cost of Internet bookings for our hotels. In addition, if we are not able to negotiate new agreements on satisfactory terms when our existing contracts with intermediaries (which generally have 2- to 3- year terms) come up for renewal, our business and prospects could be negatively impacted in a number of ways. For example, if newly negotiated agreements are on terms less favorable to our hotels than the expiring agreements, or if we are not able to negotiate new agreements and our hotels no longer appear on intermediary websites, our bookings could decline, our profits (and the operating profits of hotels in our system) could decline, and customers and owners may be less attracted to our brands. We may not be able to recapture or offset any such loss of business through actions we take to enhance our direct marketing and reservation channels or to rely on other channels or other intermediary websites.
We are exposed to risks and costs associated with protecting the integrity and security of company, associate, and guest data. In the operation of our business, we collect, store, use, and transmit large volumes of data regarding associates, guests, customers, owners, licensees, franchisees, and our own business operations, including credit card numbers, reservation and loyalty data, and other personal information, in various information systems that we maintain and in systems maintained by third parties, including our owners, franchisees, licensees, and service providers. The integrity and protection of this data is critical to our business. If this data is inaccurate or incomplete, we could make faulty decisions.
Our guests and associates also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect and appropriately use their personal information. The information, security, and privacy requirements imposed by laws and governmental regulation, our contractual obligations, and the requirements of the payment card industry are also increasingly demanding in the U.S., the European Union, Asia, and other jurisdictions where we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements and associate and guest expectations, or may require significant additional investments or time to do so. We may incur significant additional costs to meet these requirements, obligations, and expectations, and in the event of alleged or actual noncompliance we may experience increased operating costs, increased exposure to fines and litigation, and increased risk of damage to our reputation and brand.
Cyber security incidents could have a disruptive effect on our business. We have implemented security measures to safeguard our systems and data, and we may implement additional measures in the future, but our measures or the measures of our service providers or our owners, franchisees, licensees, and their service providers may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data may materially impact our information systems and records and those of our owners, franchisees, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems have greatly increased in recent years. Like most large multinational corporations, we have experienced cyber-attacks, attempts to disrupt access to our systems and data, and attempts to affect the integrity of our data, and the frequency and sophistication of such efforts could continue to increase. Although some of these efforts may not be successful or impactful, a significant theft, loss, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or company data could adversely impact our reputation and could result in remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits, and negative publicity, resulting in tangible adverse effects on our business, including consumer boycotts, lost sales, litigation, loss of development opportunities, or associate retention and recruiting difficulties, all of which could affect our market share, reputation, business, financial condition, or results of operations. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could magnify the severity of these adverse effects. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all losses or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available to us on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, credit card industry security standards, and other information privacy and security standards are all applicable to us. Compliance with changes in applicable data privacy laws and regulations and contractual obligations may increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation.
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
Any disruption in the functioning of our reservation systems, as part of our integration of Starwood or otherwise, could adversely affect our performance and results. We manage global reservation systems that communicate reservations to our branded hotels that individuals make directly with us online, through our mobile apps, through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy and efficiency of our reservation systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation systems. In addition, the risk of disruption in the functioning of our global reservation systems could increase with the ongoing systems integration that is part of our integration of Starwood. Disruptions in or changes to our reservation systems could result in a disruption to our business and the loss of important data.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 - July 31, 2018	2.0	$129.97	2.0	18.4
August 1, 2018 - August 31, 2018	3.4	$122.85	3.4	15.0
September 1, 2018 - September 30, 2018	1.3	$127.01	1.3	13.7

(1)
On November 9, 2017, we announced that our Board of Directors increased our common stock repurchase authorization by 30 million shares. As of September 30, 2018, 13.7 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2017 (File No. 001-13881).

10.1	Termination of Noncompetition Agreement, effective as of September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC and Vistana Signature Experiences, Inc.	Filed with this report.

10.2
Letter of Agreement, effective as of September 1, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Starwood Hotels & Resorts Worldwide, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.
Filed with this report.

10.3	Aircraft Time Sharing Agreement, effective as of September 20, 2018, between Marriott International Administrative Services, Inc. and J. Willard Marriott Jr.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017; (iii) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; and (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
6th day of November, 2018

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)