Form 10-K
period 2018-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2019-03-01
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881

MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-2055918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10400 Fernwood Road, Bethesda, Maryland	20817
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (301) 380-3000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value (339,668,839 shares outstanding as of February 20, 2019)	Nasdaq Global Select Market Chicago Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 29, 2018, was $36,386,234,246.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2018

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
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of Marriott. Our Financial Statements and related discussions in this report include Starwood’s results of operations only from the Merger Date through year-end 2018 and reflect the financial position of our combined company at December 31, 2018 and 2017 except where we specifically state otherwise, such as certain statistics described under the caption “Performance Measures” in Part II, Item 7. We refer to our business associated with brands that were in our portfolio before the Starwood Combination as “Legacy-Marriott” and to the Starwood business and brands that we acquired as “Legacy-Starwood.” See Footnote 3. Dispositions and Acquisitions for more information.
Starwood Reservations Database Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). We have completed the planned phase out of the operation of the Starwood reservations database, effective as of the end of 2018. For further information about the Data Security Incident, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Data Security Incident” in Footnote 7. Commitments and Contingencies in Part II, Item 8.

Company-Operated Properties
At year-end 2018, we had 2,020 company-operated properties (566,759 rooms), which included properties under long-term management or lease agreements with property owners (management and lease agreements together, the “Operating Agreements”), properties that we own, and home and condominium communities for which we manage the related owners’ associations.
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
For the lodging facilities we operate, we generally are responsible for hiring, training, and supervising the managers and employees needed to operate the facilities and for purchasing supplies, and owners are required to reimburse us for those costs. We provide centralized reservation services and advertising, marketing, and promotional services, as well as various accounting and data processing services, and owners are also required to reimburse us for those costs.
Franchised, Licensed, and Unconsolidated Joint Venture Properties
We have franchising, licensing, and joint venture programs that permit hotel owners and operators and Marriott Vacations Worldwide Corporation (“MVW”), our former timeshare subsidiary that we spun off in 2011, to use many of our lodging brand names and systems. Under our hotel franchising programs, we generally receive an initial application fee and continuing royalty fees, which typically range from four to six percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service hotels. We are a partner in unconsolidated joint ventures that manage and, in some cases, own hotels. Some of these joint ventures also provide services to franchised hotels. We recognize our share of these joint ventures’ net income or loss in the “Equity in earnings” caption of our Income Statements. Franchisees and certain joint ventures contribute to our marketing and advertising programs and pay fees for use of our centralized reservation systems.
We also receive royalty fees under license agreements with MVW and its affiliates for certain brands, including Marriott Vacation Club, Grand Residences by Marriott, The Ritz-Carlton Destination Club, Westin, Sheraton, and for certain existing properties, St. Regis and The Luxury Collection. We receive license fees from MVW consisting of a fixed annual fee, adjusted for inflation, plus certain variable fees based on sales volumes.
At year-end 2018, we had 4,735 franchised and licensed properties (729,413 rooms) and 151 unconsolidated joint venture properties (21,196 rooms).
Residential
We use or license our trademarks for the sale of residential real estate, often in conjunction with hotel development, and receive branding fees for sales of such branded residential real estate by others. Third-party owners typically construct and sell residences with limited amounts, if any, of our capital at risk. We have used or licensed our JW Marriott, The Ritz-Carlton, Ritz-Carlton Reserve, W, The Luxury Collection, St. Regis, EDITION, Bulgari, Marriott, Sheraton, Westin, Four Points, Delta and Autograph Collection brand names and trademarks for residential real estate sales. While the worldwide residential market is very large, we believe the luxurious nature of our residential properties, the quality and exclusivity associated with our brands, and the hospitality services that we provide, all serve to make residential properties bearing our trademarks distinctive.
Seasonality
In general, business at company-operated and franchised properties fluctuates only moderately with the seasons and is relatively stable. Business at some resort properties may be seasonal depending on location.
Relationship with Major Customer
We operate or franchise properties that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties that we operate under long-term management agreements. See Footnote 19. Relationship with Major Customer for more information.

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
Luxury offers bespoke and superb amenities and services. Our Classic Luxury hotel brands include JW Marriott, The Ritz-Carlton, and St. Regis. Our Distinctive Luxury hotel brands include W Hotels, The Luxury Collection, EDITION, and Bulgari.
Premium offers sophisticated and thoughtful amenities and services. Our Classic Premium hotel brands include Marriott Hotels, Sheraton, Delta Hotels, Marriott Executive Apartments, and Marriott Vacation Club. Our Distinctive Premium hotel brands include Westin, Renaissance, Le Méridien, Autograph Collection, Gaylord Hotels, Tribute Portfolio, and Design Hotels.
Select offers smart and easy amenities and services with our longer stay brands offering amenities that mirror the comforts of home. Our Classic Select hotel brands include Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, Four Points, TownePlace Suites, and Protea Hotels. Our Distinctive Select hotel brands include Aloft, AC Hotels by Marriott, Element, and Moxy.

The following table shows the geographic distribution of our brands at year-end 2018:

		North America	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Luxury
JW Marriott®	Properties	28	6	4	33	13	84
	Rooms	15,681	2,075	2,708	13,122	3,597	37,183
The Ritz-Carlton®	Properties	39	13	13	30	6	101
	Rooms	11,398	3,079	3,867	7,520	1,786	27,650
W® Hotels	Properties	25	6	3	15	6	55
	Rooms	7,474	1,253	1,221	4,021	1,074	15,043
The Luxury Collection®	Properties	17	44	7	30	12	110
	Rooms	5,084	6,566	1,962	7,286	1,058	21,956
St. Regis®	Properties	10	6	4	18	3	41
	Rooms	1,977	834	1,168	4,612	448	9,039
EDITION®	Properties	2	3	1	2	—	8
	Rooms	567	375	255	671	—	1,868
Bulgari®	Properties	—	2	1	3	—	6
	Rooms	—	143	120	260	—	523
Premium
Marriott Hotels®	Properties	341	94	24	80	28	567
	Rooms	134,834	23,969	8,061	26,962	7,540	201,366
Sheraton®	Properties	190	61	31	123	36	441
	Rooms	72,674	16,580	10,408	46,073	9,882	155,617
Westin®	Properties	129	19	7	56	12	223
	Rooms	52,955	6,125	1,839	17,595	3,639	82,153
Renaissance® Hotels	Properties	88	36	4	39	8	175
	Rooms	29,104	8,564	1,233	13,633	2,565	55,099
Le Méridien®	Properties	19	15	24	47	2	107
	Rooms	3,987	5,010	6,612	12,154	271	28,034
Autograph Collection® Hotels	Properties	95	46	8	8	9	166
	Rooms	20,218	6,466	1,738	2,167	4,313	34,902
Delta Hotels by MarriottTM (Delta Hotels®)	Properties	61	1	—	1	—	63
	Rooms	14,905	223	—	339	—	15,467
Gaylord Hotels®	Properties	6	—	—	—	—	6
	Rooms	9,918	—	—	—	—	9,918
Marriott Executive Apartments®	Properties	—	4	7	17	2	30
	Rooms	—	361	823	3,016	240	4,440
Tribute Portfolio®	Properties	18	6	—	5	2	31
	Rooms	4,285	697	—	882	57	5,921
Select
Courtyard by Marriott® (Courtyard®)	Properties	1,027	63	7	63	39	1,199
	Rooms	143,389	11,828	1,487	15,306	6,428	178,438
Residence Inn by Marriott® (Residence Inn®)	Properties	789	9	3	—	2	803
	Rooms	97,335	1,196	301	—	249	99,081
Fairfield by Marriott®	Properties	940	—	—	26	13	979
	Rooms	88,052	—	—	4,403	1,833	94,288
SpringHill Suites by Marriott® (SpringHill Suites®)	Properties	414	—	—	—	—	414
	Rooms	48,959	—	—	—	—	48,959
Four Points® by Sheraton (Four Points®)	Properties	152	20	12	67	20	271
	Rooms	23,015	3,042	3,451	16,951	2,685	49,144
TownePlace Suites by Marriott® (TownePlace Suites®)	Properties	388	—	—	—	—	388
	Rooms	39,231	—	—	—	—	39,231

		North America	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Aloft® Hotels	Properties	108	7	8	27	9	159
	Rooms	16,296	1,310	2,012	6,240	1,494	27,352
AC Hotels by Marriott®	Properties	49	85	1	—	10	145
	Rooms	8,447	10,589	188	—	1,553	20,777
Protea Hotels by Marriott® (Protea Hotels®)	Properties	—	—	80	—	—	80
	Rooms	—	—	8,265	—	—	8,265
Element® Hotels	Properties	31	2	1	5	—	39
	Rooms	4,388	293	168	1,085	—	5,934
Moxy® Hotels	Properties	11	23	—	3	—	37
	Rooms	2,235	4,873	—	469	—	7,577
Residences and Timeshare
Residences	Properties	59	6	2	14	8	89
	Rooms	6,959	256	197	2,144	401	9,957
Timeshare	Properties	70	5	—	5	9	89
	Rooms	18,313	919	—	471	2,483	22,186
	Total Properties [1]	5,106	582	252	717	249	6,906
	Total Rooms [1]	881,680	116,626	58,084	207,382	53,596	1,317,368

(1)	Excludes Design HotelsTM properties, which participate as partner hotels in our Loyalty Program and are available for booking through our reservation channels.
Other Activities
Loyalty Program, Sales and Marketing, and Reservation Systems. On August 18, 2018, Marriott launched one loyalty program with unified benefits under its three legacy loyalty brands — Marriott Rewards, The Ritz-Carlton Rewards, and Starwood Preferred Guest (“SPG”). On February 13, 2019, the combined program completed its integration under one name, Marriott BonvoyTM. Members have access to Marriott Bonvoy’s diverse brand portfolio, rich benefits, and travel experiences. We refer to Marriott Bonvoy throughout this report as our “Loyalty Program.”
Our Loyalty Program is a low cost and high impact vehicle for our revenue generation efforts. It rewards members with points toward free hotel stays, experiences and other benefits, or miles with participating airline programs. We believe that our Loyalty Program generates substantial repeat business that might otherwise go to competing hotels. In 2018, Loyalty Program members purchased approximately 50 percent of our room nights. We continually enhance our Loyalty Program offerings and strategically market to this large and growing guest base to generate revenue. See the “Loyalty Program” caption in Footnote 2. Summary of Significant Accounting Policies for more information.
Marriott.com, our international website, and our mobile apps continued to grow significantly in 2018. Our web and mobile platforms allow for a seamless booking experience and easy enrollment in our Loyalty Program to book our exclusive Member Rates. Our Look No Further® Best Rate Guarantee ensures best rate integrity, strengthening consumer confidence in our brand, and gives guests greater access to the same rates when they book hotel rooms through our various direct channels. We also continue to grow engagement levels with millions of guests through our mobile guest services - check-in, check-out, service requests, mobile key, and more - across our hotel portfolio. In 2018, we significantly expanded the number of hotels across our portfolio that offer mobile key, enabling guests to use their mobile devices as a keycard for room entry and amenity access. We also expanded our mobile food ordering at selected properties, enabling guests to order food and beverages on-demand from hotel outlets. Our digital strategy continues to focus on creating a simple and efficient digital booking experience, while elevating the service experience through mobile guest services and generating superior guest satisfaction and more memorable stays at our properties.
At year-end 2018, we operated 22 hotel reservation centers, eight in the U.S. and 14 in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own two of the U.S. facilities and either lease the others or share space with a company-operated property. While pricing is set by our hotels, our reservation system manages inventory and allows us to utilize third party agents where cost effective. Economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.

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
As we further discuss in Part I, Item 1A “Risk Factors” later in this report, we utilize sophisticated technology and systems in our reservation, revenue management, and property management systems, in our Loyalty Program, and in other aspects of our business. We also make certain technologies available to our guests. Keeping pace with developments in technology is important for our operations and our competitive position. Furthermore, the integrity and protection of customer, guest, employee, and company data is critical to us as we use such data for business decisions and to maintain operational efficiency.
Credit Card Programs. We have multi-year agreements with JP Morgan Chase and American Express for our U.S.-issued, co-brand credit cards associated with our Loyalty Program. We also license credit card programs in Canada, the United Kingdom, United Arab Emirates, and Japan. We earn license fees based on card usage, and we believe that our co-brand credit cards contribute to the success of our Loyalty Program and reflect the quality and value of our portfolio of brands.
Sustainability and Social Impact. Guided by our 2025 Sustainability and Social Impact Goals, as well as the United Nations Sustainable Development Goals, we believe we have an opportunity to create a positive and sustainable impact wherever we do business. Our Sustainability and Social Impact Platform, Serve 360: Doing Good In Every Direction, is built around four focus areas: Nurture Our World; Sustain Responsible Operations; Empower Through Opportunity; and Welcome All and Advance Human Rights. Within each of these areas, we have identified a series of 2025 goals that we believe will help us to address the expectations of our stakeholders, increase our operational efficiency and excellence, and enhance our reputation while supporting the continued growth and resiliency of our business. Examples of these goals include commitments to volunteerism, building sustainably and striving to source responsibly while reducing carbon, water, and waste footprints, investing in our communities, and advancing human rights.
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
Competition
We encounter strong competition both as a lodging operator and as a franchisor. According to lodging industry data, there are over 1,400 lodging management companies in the U.S., including approximately 21 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national and international chains that own and operate their own hotels, operate hotels on behalf of third-party owners, and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if it does not meet certain financial or performance criteria.
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
During the last recession, demand for hotel rooms declined significantly, particularly in 2009, and we took steps to reduce operating costs and improve efficiency. Due to the competitive nature of our industry, we focused these efforts on areas that had limited or no impact on the guest experience. While demand trends globally have improved since 2009, cost reductions could again become necessary if demand trends reverse. We would expect to implement any such efforts in a manner designed to maintain guest loyalty, owner preference, and associate satisfaction, to help maintain or increase our market share.
Affiliation with a national or regional brand is common in the U.S. lodging industry, and we believe that our brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2018, approximately 71 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the owner pays the franchisor a fee for use of its hotel name and reservation system. In the franchising business, we face many competitors that have strong brands and guest appeal, including Hilton, Intercontinental Hotels Group, Hyatt, Wyndham, Accor, Choice, Radisson, Best Western, and others.
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
Employee Relations
At year-end 2018, we had approximately 176,000 employees, approximately 22,000 of whom were represented by labor unions. These numbers do not include hotel personnel employed by our owners, franchisees, and management companies hired by our franchisees. Although we experienced labor disruptions in certain U.S. markets in 2018 in connection with our contract negotiations with unions representing certain of our organized associates in those markets, those contract negotiations and labor disruptions have been resolved and we believe relations with our employees are positive.
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
Internet Address and Company SEC Filings
Our primary Internet address is Marriott.com. On the investor relations portion of our website, Marriott.com/investor, we provide a link to our electronic filings with the U.S. Securities and Exchange Commission (the “SEC”), including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
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
Economic downturns could impact our financial results and growth. Weak economic conditions in one or more parts of the world, changes in oil prices and currency values, disruptions in national, regional, or global economies generally and the travel business in particular that might result from changing governmental policies in areas such as trade, travel, immigration, healthcare, and related issues, political instability in some areas, and the uncertainty over how long any of these conditions could continue, could have a negative impact on the lodging industry. Because of such uncertainty, we continue to experience weakened demand for our hotel rooms in some markets. Our future financial results and growth could be further harmed or constrained if economic or these other conditions worsen. U.S. government travel and travel associated with U.S. government operations are also a significant part of our business, and this aspect of our business has suffered and could in the future suffer due to U.S. federal spending cuts, or government hiring restrictions and any further limitations that may result from presidential or congressional action or inaction, including for example, a U.S. federal government shutdown, such as the partial shutdown that occurred in December 2018 and January 2019.
Risks Relating to Our Integration of Starwood
The continued diversion of resources and management’s attention to the integration of Starwood could still adversely affect our day-to-day business. While the integration of Starwood is largely complete, integration related matters still place a significant burden on our management and internal resources and may continue to do so for some time, which could have adverse effects on our business or financial results.
Some of the anticipated benefits of combining Starwood and Marriott may still not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination would result in various benefits. Although we have already achieved substantial benefits, others remain subject to several uncertainties, including whether we can achieve certain revenue synergies.
Integration could also involve unexpected costs. Disruptions of each legacy company’s ongoing businesses, processes, and systems could adversely affect the combined company. We have encountered challenges in harmonizing our different reservations and other systems, our Loyalty Program, and other business practices, and we may encounter additional or increased challenges related to integration. Because of these or other factors, we cannot assure you when or that we will be able to fully realize additional benefits from the Starwood Combination in the form of enhancing revenues or achieving other operating efficiencies, cost savings, or benefits, or that challenges encountered with our harmonization efforts will not have adverse effects on our business or reputation.
Program changes associated with our integration efforts could have a negative effect on guest preference or behavior. Our integration efforts involved significant changes to certain of our guest programs and services, including our Loyalty Program, co-branded credit card arrangements, and consumer-facing technology platforms and services. While we believe such changes enhance these programs and services for our guests and will drive guest preference and satisfaction, these changes remain subject to various uncertainties, including whether the changes could be negatively perceived by certain guests and consumers, could affect guest preference or could alter reservation, spending or other guest or consumer behavior, all of which could adversely affect our market share, reputation, business, financial condition, or results of operations.

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
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act (the “FCPA”) and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making improper payments to government officials or other persons to receive or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the Office of Foreign Assets Control and the U.S. Department of Commerce. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.

Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our non-U.S. business are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our Financial Statements. As a result, changes between the foreign exchange rates and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our non-U.S. operations increases. We enter into foreign exchange hedging agreements with financial institutions to reduce exposures to some of the principal currencies in which we receive management and franchise fees, but these efforts may not be successful. These hedging agreements also do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.
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
Our new programs and new branded products may not be successful. We cannot assure you that new or newly acquired brands, such as those we acquired as a result of the Starwood Combination, our investments in PlacePass and the joint venture with Alibaba, our pilot of a homesharing offering in certain European cities, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands.
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
Our business depends on the quality and reputation of our company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Certain events, including those that may be beyond our control, could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. Many other factors also can influence our reputation and the value of our brands, including service, food quality and safety, availability and management of scarce natural resources, supply chain management, diversity, human rights, and support for local communities. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, disruption of access to our websites and reservation systems, loss of development opportunities, or associate retention and recruiting difficulties. Any decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations. The Data Security Incident could have a negative impact on our reputation, our corporate image and our relationship with our guests.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2018, we had $17.4 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations, as we saw in the fourth quarter of 2018. Although we recently completed contract negotiations for 43 unionized hotels following multi-week strikes by our associates at 29 of those hotels, a number of collective bargaining agreements are expected to be negotiated in 2019. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. Marriott requires comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, or liabilities that result from breaches in the security of our information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters. In addition, in the event of a substantial loss, the insurance coverage we or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of 2018, such properties are subject to the risks that generally relate to investments in real property. Although we have sold many properties in recent years and we are actively pursuing additional sales, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.
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
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. We participate, through licensing agreements or directly or through noncontrolling interests, in the development and sale of residential properties associated with our brands, including residences and condominiums under many of our luxury and premium brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including risks that (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership generally, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims or claims related to purchaser deposits, and the costs of resolving such claims may be significant.
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
The Data Security Incident could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to numerous class action lawsuits brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., and one shareholder derivative lawsuit in the U.S. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief. A number of federal, state and foreign governmental authorities have also made inquiries or opened investigations related to the Data Security Incident, including under various data protection and privacy regulations, such as the European Union’s General Data Protection Regulation. In addition, the major payment card networks require the completion of a forensic investigation by a certified investigative firm, which is underway. Responding to and resolving these lawsuits, claims and investigations may result in material remedial and other expenses which may not be covered by insurance, including fines. Governmental authorities investigating the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Card issuers or payment card networks may seek to attribute losses or other expenses to the Data Security Incident, and we cannot currently determine to what extent those losses and expenses may be our legal responsibility. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. The Data Security Incident and publicity related to it could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. These expenses and other adverse effects could have a material effect on our market share, reputation, business, financial condition, or results of operations. Although we maintain insurance designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines) related to the Data Security Incident. Further, as a result of the Data Security Incident and market forces beyond our control, relevant insurance coverage may not be available in the future on commercially reasonable terms or at all.
Our remediation efforts related to the Data Security Incident will be costly and may not be effective. Following the Data Security Incident, we implemented additional technical measures on our network designed to contain and remove the threats identified during our investigation, secure the Starwood reservations database, and monitor for any further unauthorized activity. We also accelerated ongoing security enhancements to our network. We have incurred costs in connection with these remediation efforts to date, and we could incur additional significant costs as we take further steps designed to prevent unauthorized access to our network. The technical measures we have taken are based on our investigation of the causes of the Data Security Incident, but additional measures may be needed to prevent a similar incident in the future and such measures may not be sufficient to prevent other types of incidents. We cannot assure you that all potential causes of the incident have been identified and remediated and will not occur again.
Additional cyber-security incidents could have adverse effects on our business. The Data Security Incident was significant, went undetected for a long period of time and could have numerous adverse effects on our business, as discussed above. If we experience additional cyber security incidents or fail to detect and appropriately respond to additional cyber security incidents, the severity of the adverse effects on our business could be magnified. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as with the Data Security Incident, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, and their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. We have experienced cyber-attacks, attempts to disrupt access to our systems and data, and attempts to affect the integrity of our data, and the frequency and sophistication of such efforts could continue to increase. In addition to the consequences of the Data Security Incident discussed above, any significant theft of, unauthorized access to, loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits, negative publicity, and other adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate retention and recruiting difficulties, all of which could affect our market share, reputation, business, financial condition, or results of operations. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could magnify the severity of these adverse effects. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents, and until we renew our current policy and a new policy period begins, our policy coverage limits will be reduced by the amount of claims paid related to the Data Security Incident. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative or regulatory changes could be adopted in the future, including in reaction to the Data Security Incident or data breaches experienced by other companies. Compliance with changes in applicable data privacy laws and regulations and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, the Information Commissioner’s Office in the United Kingdom (“ICO”) notified us that it had opened an investigation into our online privacy policy and related practices. This investigation is separate from the ICO’s investigation specifically related to the Data Security Incident. As a result of this investigation, we could be exposed to significant fines and remediation costs in addition to any imposed as a result of the Data Security Incident, and adverse publicity related to the investigation could adversely affect our reputation.
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
Any disruption in the functioning of our reservation systems could adversely affect our performance and results. We manage global reservation systems that communicate reservations to our branded hotels that individuals make directly with us online, through our mobile apps, through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy and efficiency of our reservation systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation systems. In addition, the risk of disruption in the functioning of our global reservation systems could increase with the ongoing systems integration that is part of our integration of Starwood. Disruptions in or changes to our reservation systems could result in a disruption to our business and the loss of important data.
Other Risks
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 8 “Management’s Report on Internal Control Over Financial Reporting” later in this report, in the 2018 fourth quarter, we identified a material weakness in internal control related to our accounting for our Loyalty Program, which resulted in errors in our previously issued financial statements for the 2018 first, second, and third quarters. Internal controls related to the implementation of ASU 2014-09 and the accounting for our Loyalty Program are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weakness, but our efforts may not be successful. If we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to maintain effective internal control over financial reporting could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.
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

We could be subject to additional tax liabilities. We are subject to a variety of taxes in the U.S. (federal and state) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions.
Our tax expense and liabilities may also be affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, and changes in our deferred tax assets and liabilities and their valuation. Significant judgment is required in evaluating and estimating our tax expense and liabilities. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, the legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
We are also currently subject to tax controversies in various jurisdictions, and these jurisdictions may assess additional tax liabilities against us. Developments in an audit, investigation, or other tax controversy could have a material effect on our operating results or cash flows in the period or periods for which that development occurs, as well as for prior and subsequent periods. We regularly assess the likelihood of an adverse outcome resulting from these proceedings to determine the adequacy of our tax accruals. Although we believe our tax estimates are reasonable, the final outcome of audits, investigations, and any other tax controversies could be materially different from our historical tax accruals.
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

As of December 31, 2018, we owned or leased the following hotel properties:

Properties	Location	Rooms
North American Full-Service
Owned Hotels
The St. Regis New York	New York, NY	238
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
Sheraton Grand Phoenix	Phoenix, AZ	1,000
Sheraton Gateway Hotel in Toronto International Airport	Mississauga, Canada	474
Las Vegas Marriott	Las Vegas, NV	278
Leased Hotels
W New York – Times Square	New York, NY	509
Renaissance New York Times Square Hotel	New York, NY	317
Anaheim Marriott	Anaheim, CA	1,030
Kaua’i Marriott Resort	Lihue, HI	356

North American Limited-Service
Owned Hotels
Courtyard Las Vegas Convention Center	Las Vegas, NV	149
Residence Inn Las Vegas Convention Center	Las Vegas, NV	192
Leased Hotels
Albuquerque Airport Courtyard	Albuquerque, NM	150
Baltimore BWI Airport Courtyard	Linthicum, MD	149
Baton Rouge Acadian Centre/LSU Area Courtyard	Baton Rouge, LA	149
Chicago O'Hare Courtyard	Des Plaines, IL	180
Des Moines West/Clive Courtyard	Clive, IA	108
Fort Worth University Drive Courtyard	Fort Worth, TX	130
Greensboro Courtyard	Greensboro, NC	149
Indianapolis Airport Courtyard	Indianapolis, IN	151
Irvine John Wayne Airport/Orange County Courtyard	Irvine, CA	153
Louisville East Courtyard	Louisville, KY	151
Mt. Laurel Courtyard	Mt Laurel, NJ	151
Newark Liberty International Airport Courtyard	Newark, NJ	146
Orlando Airport Courtyard	Orlando, FL	149
Orlando International Drive/Convention Center Courtyard	Orlando, FL	151
Sacramento Airport Natomas Courtyard	Sacramento, CA	149
San Diego Sorrento Valley Courtyard	San Diego, CA	149
Spokane Downtown at the Convention Center Courtyard	Spokane, WA	149
St. Louis Downtown West Courtyard	St. Louis, MO	151

Asia Pacific
Leased Hotels
The Ritz-Carlton, Tokyo	Tokyo, Japan	250
The St. Regis Osaka	Osaka, Japan	160

Properties	Location	Rooms
Other International
Owned Hotels
Sheraton Grand Rio Hotel & Resort	Rio de Janeiro, Brazil	538
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Mexico City Maria Isabel Hotel	Mexico City, Mexico	755
Courtyard by Marriott Toulouse Airport	Toulouse, France	187
Courtyard by Marriott Aberdeen Airport	Aberdeen, UK	194
Courtyard by Marriott Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	264
Residence Inn Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	140
Leased Hotels
Grosvenor House, A JW Marriott Hotel	London, UK	496
The Ritz-Carlton, Berlin	Berlin, Germany	303
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
Hotel Alfonso XIII, a Luxury Collection Hotel, Seville	Seville, Spain	148
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	139
Cape Town Marriott Hotel Crystal Towers	Cape Town, South Africa	180
Frankfurt Marriott Hotel	Frankfurt, Germany	587
Berlin Marriott Hotel	Berlin, Germany	379
Leipzig Marriott Hotel	Leipzig, Germany	231
Heidelberg Marriott Hotel	Heidelberg, Germany	248
Sheraton Diana Majestic, Milan	Milan, Italy	106
Renaissance Düsseldorf Hotel	Düsseldorf, Germany	244
Renaissance Hamburg Hotel	Hamburg, Germany	205
Renaissance Santo Domingo Jaragua Hotel & Casino	Santo Domingo, Dominican Republic	300
15 on Orange Hotel, Autograph Collection	Cape Town, South Africa	129
African Pride Melrose Arch, Autograph Collection	Johannesburg, South Africa	118
Courtyard by Marriott Paris Gare de Lyon	Paris, France	249
Protea Hotel by Marriott Cape Town Sea Point	Cape Town, South Africa	124
Protea Hotel by Marriott Midrand	Midrand, South Africa	177
Protea Hotel by Marriott Pretoria Centurion	Pretoria, South Africa	177
Protea Hotel by Marriott O R Tambo Airport	Johannesburg, South Africa	213
Protea Hotel by Marriott Roodepoort	Roodepoort, South Africa	79
Protea Hotel Fire & Ice! by Marriott Cape Town	Cape Town, South Africa	201
Protea Hotel Fire & Ice! by Marriott Johannesburg Melrose Arch	Johannesburg, South Africa	197

Item 3.	Legal Proceedings.
See the information under the “Litigation, Claims, and Government Investigations” caption in Footnote 7. Commitments and Contingencies, which we incorporate here by reference.
From time to time, we are also subject to other legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these other proceedings, individually and in aggregate, will not materially harm our financial position, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, or operating results.

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
Market Information
At February 20, 2019, 339,668,839 shares of our Class A Common Stock (our “common stock”) were outstanding and were held by 36,417 shareholders of record. Our common stock trades on the NASDAQ Global Select Market (“NASDAQ”) and the Chicago Stock Exchange under the trading symbol MAR.
Fourth Quarter 2018 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2018-October 31, 2018	1.9	$111.79	1.9	11.8
November 1, 2018-November 30, 2018	1.1	$117.64	1.1	10.7
December 1, 2018-December 31, 2018	—	$—	—	10.7

(1)
On November 9, 2017, we announced that our Board of Directors increased our common stock repurchase authorization by 30 million shares. At year-end 2018, 10.7 million shares remained available for repurchase under Board approved authorizations. In addition, on February 15, 2019, our Board of Directors further increased our common stock repurchase authorization by 25 million shares. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.     Selected Financial Data.
The following table presents a summary of our selected historical financial data derived from our last 10 years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for each year for more detailed information including, among other items, our adoption of ASU 2014-09 “Revenue from Contracts with Customers” in 2018, restructuring charges we incurred in 2016 and 2009, timeshare strategy-impairment charges we incurred in 2011 and 2009, and our 2011 spin-off of our former timeshare operations and timeshare development business. For 2016, we include Legacy-Starwood results from the Merger Date to year-end 2016.

	Fiscal Year (1)
($ in millions, except per share data)	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
Income Statement Data:
Revenues (6)	$20,758	$20,452	$15,407	$14,486	$13,796	$12,784	$11,814	$12,317	$11,691	$10,908
Operating income (loss) (6)	$2,366	$2,504	$1,424	$1,350	$1,159	$988	$940	$526	$695	$(152)
Net income (loss) (6)	$1,907	$1,459	$808	$859	$753	$626	$571	$198	$458	$(346)
Per Share Data:
Diluted earnings (losses) per share (6)	$5.38	$3.84	$2.73	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21	$(0.97)
Cash dividends declared per share	$1.5600	$1.2900	$1.1500	$0.9500	$0.7700	$0.6400	$0.4900	$0.3875	$0.2075	$0.0866
Balance Sheet Data (at year-end):
Total assets (4) (6)	$23,696	$23,846	$24,078	$6,082	$6,833	$6,794	$6,342	$5,910	$8,983	$7,933
Long-term debt (4)	8,514	7,840	8,197	3,807	3,447	3,147	2,528	1,816	2,691	2,234
Shareholders’ equity (deficit) (6)	2,225	3,582	6,265	(3,590)	(2,200)	(1,415)	(1,285)	(781)	1,585	1,142
Other Data:
Base management fees	$1,140	$1,102	$806	$698	$672	$621	$581	$602	$562	$530
Franchise fees (5) (6)	1,849	1,586	1,157	984	872	697	607	506	441	400
Incentive management fees	649	607	425	319	302	256	232	195	182	154
Total gross fees (5) (6)	$3,638	$3,295	$2,388	$2,001	$1,846	$1,574	$1,420	$1,303	$1,185	$1,084
Fee Revenue-Source:
North America (2) (5) (6)	$2,641	$2,388	$1,845	$1,586	$1,439	$1,200	$1,074	$970	$878	$806
Total Outside North America (3) (5)	997	907	543	415	407	374	346	333	307	278
Total gross fees (5) (6)	$3,638	$3,295	$2,388	$2,001	$1,846	$1,574	$1,420	$1,303	$1,185	$1,084

(1)	In 2013, we changed to a calendar year-end reporting cycle. All fiscal years presented before 2013 included 52 weeks.

(2)	Represents fee revenue from the U.S. (but not Hawaii before 2011) and Canada.

(3)	Represents fee revenue outside of North America, as defined in footnote (2) above.

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

(6)	In 2018, we adopted ASU 2014-09, which impacted our annual recognition of revenues and certain expenses. Years before 2016 have not been adjusted for this new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 130 countries and territories under 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). We provide our guests new and memorable experiences through our portfolio of brands, innovative technology, personalized guest recognition, and access to travel experiences through our Marriott Bonvoy Moments program. Our brands remain strong due to our skilled management teams, dedicated associates, superior guest service with an emphasis on guest and associate satisfaction, significant distribution, our Loyalty Program, multichannel reservation systems, and desirable property amenities. We strive to effectively leverage our size and broad distribution.
We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities, technology offerings, and guest experiences. We address, through various means, hotels in our system that do not meet our standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use websites, and of our associated mobile smartphone applications, through functionality and service improvements.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Managed properties in our system continue to maintain tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.

Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). Working with leading security experts, we determined that there was unauthorized access to the Starwood network since 2014 and that an unauthorized party had copied information from the Starwood reservations database and taken steps towards removing it. The information copied from the Starwood reservations database over time included information about guests who made a reservation at a Starwood property, including names, mailing addresses, phone numbers, email addresses, passport numbers, payment card numbers and expiration dates, Starwood Preferred Guest account information, dates of birth, gender, arrival and departure information, reservation dates, and communication preferences. The combination of information varied by guest. Based on our analysis as of the date of this filing, we believe that the upper limit for the total number of guest records involved in this incident is approximately 383 million records. In many instances, there appear to be multiple records for the same guest, so we have concluded with a fair degree of certainty that information for fewer than 383 million unique guests was involved, although we are currently unable to quantify that lower number because of the nature of the data in the database. Based on our analysis as of the date of this filing, we believe that the information accessed by an unauthorized third party included approximately 5.25 million unencrypted passport numbers, approximately 18.5 million encrypted passport numbers and approximately 9.1 million encrypted payment card numbers (approximately 385,000 of which cards were unexpired as of September 2018). Certain data analytics work continues, including by the investigative firm engaged on behalf of the payment card networks, and based on the preliminary information we have as of the date of this filing, we believe that the information accessed by an unauthorized third party could include several thousand unencrypted payment card numbers.
Upon receiving information that an alert from an internal security tool was related to an attempt to access the Starwood reservations database, we quickly engaged leading security experts to conduct a comprehensive forensic review to determine the scope of the intrusion, including the specific data impacted, and assist with containment measures. While that forensic review of the incident is now complete, certain data analytics work continues. We reported this incident to law enforcement and continue to support their investigation. We have completed the planned phase out of the operation of the Starwood reservations database, effective as of the end of 2018.
Following the Data Security Incident, we began a guest outreach effort and offered certain services to help guests monitor and protect their information. Promptly following our announcement of the incident, we began sending emails on a rolling basis directly to various Starwood guests whose email addresses were in the Starwood reservations database, and we completed sending these emails on December 21, 2018. We also established a multi-language dedicated website and multi-language call center to answer guests’ questions about the incident. The dedicated website provides guests details of the incident, the information affected, the steps being taken to investigate, FAQs and information about how guests can monitor and protect their information. We are offering free web monitoring solutions for affected guests in certain jurisdictions where the monitoring services are available.
To date, we have not seen a meaningful impact on demand as a result of the Data Security Incident.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident. However, we do not believe this incident will impact our long-term financial health. We maintain insurance designed to limit our exposure to losses such as those related to the Data Security Incident. We expect that the cost of such insurance will increase significantly in 2019 and future years. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations, increased expenses and capital investments for IT and information security, incident response and customer care, and increased expenses for insurance, compliance activities, and to meet increased legal and regulatory requirements. See Footnote 7. Commitments and Contingencies for information related to expenses incurred in 2018, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
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
Our RevPAR statistics for 2018, 2017, and 2016, include Legacy-Starwood comparable properties for each of the full years even though Marriott did not own the Legacy-Starwood brands before the Merger Date. Therefore, our RevPAR statistics include Legacy-Starwood properties for periods during which fees from the Legacy-Starwood properties are not included in our Income Statements. We provide these RevPAR statistics as an indicator of the performance of our brands and to allow for comparison to industry metrics, and they should not be viewed as necessarily correlating with our fee revenue. Comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties, including those that we acquired through the Starwood Combination, that were open and operating under one of our Legacy-Marriott or Legacy-Starwood brands since the beginning of the last full calendar year (since January 1, 2017 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. For 2018 compared to 2017, we had 4,109 comparable North American properties and 1,173 comparable International properties. For 2017 compared to 2016, we had 3,883 comparable North American properties and 1,030 comparable International properties.
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
Business Trends
Our 2018 full-year results reflected a year-over-year increase in the number of properties in our system, favorable demand for our brands in many markets around the world, and generally favorable economic conditions. Comparable worldwide systemwide RevPAR for 2018 increased 2.6 percent to $117.37, ADR increased 2.0 percent on a constant dollar basis to $160.37, and occupancy increased 0.4 percentage points to 73.2 percent, compared to 2017.
In North America, RevPAR increased in 2018, driven by both higher transient and group demand. RevPAR growth was partially constrained by new lodging supply in certain markets and comparisons to 2017 natural disasters. In our Asia Pacific segment in 2018, RevPAR grew in most markets, led by China, Indonesia and India. Our Europe region experienced higher demand in 2018, led by strong transient business in most countries and demand from the World Cup, partially constrained by lower RevPAR in Spain. In our Middle East and Africa region, RevPAR decreased due to geopolitical instability and supply growth in the Middle East, partially offset by strong growth in Africa. RevPAR grew across our Caribbean and Latin America region, driven by higher ADR, partially due to lower supply following 2017 hurricane activity in the Caribbean.
For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements. In 2018 compared to 2017 at comparable properties, worldwide company-operated house profit margins increased by 40 basis points, primarily reflecting RevPAR growth, improved productivity, procurement cost savings, and synergy savings from the Starwood Combination. International company-operated house profit margins increased by 70 basis points, and North American company-operated house profit margins increased by 10 basis points.
System Growth and Pipeline
In 2018, we added 494 properties with 80,255 rooms around the world across our portfolio of brands. Approximately 45 percent of the added rooms are located outside North America, and 12 percent are conversions from competitor brands. In 2018, 107 properties (21,176 rooms) exited our system.
At year-end 2018, our development pipeline grew to a record 478,000 rooms, with more than half located outside of North America. The pipeline includes hotel rooms under construction and under signed contracts, and nearly 23,000 hotel rooms approved for development but not yet under signed contracts. In 2018, we signed management and franchise agreements for 816 properties (125,000 rooms), setting company records for rooms signings in Europe and Middle East and Africa and hotel signings in Asia Pacific. Contracts signed in 2018 also reflected the Company’s strength in the industry’s highest tier, with 29 properties (6,200 rooms) signed across six luxury brands.
In 2019, we expect the number of our open hotel rooms will increase approximately 5.5 percent net, reflecting room exits of 1.0 to 1.5 percent.

Properties and Rooms
At year-end 2018, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Other (1)		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	413	184,541	705	202,204	9	5,275	—	—	1,127	392,020
North American Limited-Service	408	64,372	3,432	395,522	20	3,006	49	8,447	3,909	471,347
Asia Pacific	612	179,243	98	27,258	2	410	—	—	712	206,911
Other International	524	121,508	411	82,243	32	8,404	102	12,749	1,069	224,904
Timeshare	—	—	89	22,186	—	—	—	—	89	22,186
Total	1,957	549,664	4,735	729,413	63	17,095	151	21,196	6,906	1,317,368

(1)	Other represents unconsolidated equity method investments, which we present in the “Equity in earnings” caption of our Income Statements.

Lodging Statistics
The following lodging statistics present RevPAR, occupancy, and ADR for comparable properties 2018, 2018 compared to 2017, 2017, and 2017 compared to 2016, including Legacy-Starwood comparable properties for the full years even though Marriott did not own the Legacy-Starwood brands before the Merger Date. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.
2018 Compared to 2017

Comparable Company-Operated Properties
	RevPAR		Occupancy			Average Daily Rate
	2018	vs. 2017	2018	vs. 2017		2018	vs. 2017
North American Luxury (1)	$258.71	3.3%	76.9%	(0.5)%	pts.	$336.58	3.9%
North American Upper Upscale (2)	$151.44	1.9%	76.0%	—%	pts.	$199.35	1.9%
North American Full-Service (3)	$169.44	2.2%	76.1%	(0.1)%	pts.	$222.60	2.3%
North American Limited-Service (4)	$109.72	0.3%	74.9%	(0.4)%	pts.	$146.55	0.8%
North American - All (5)	$150.42	1.8%	75.7%	(0.2)%	pts.	$198.66	2.0%
Greater China	$94.54	7.6%	72.3%	2.6%	pts.	$130.77	3.7%
Rest of Asia Pacific	$129.25	7.3%	75.6%	1.6%	pts.	$170.99	5.0%
Asia Pacific	$107.43	7.5%	73.5%	2.2%	pts.	$146.14	4.2%
Caribbean & Latin America	$131.52	8.6%	64.8%	0.1%	pts.	$202.84	8.5%
Europe	$151.86	4.8%	74.0%	0.7%	pts.	$205.15	3.8%
Middle East & Africa	$102.39	(1.8)%	66.4%	2.4%	pts.	$154.17	(5.3)%
International - All (6)	$118.86	5.2%	71.6%	1.7%	pts.	$165.91	2.7%
Worldwide (7)	$134.58	3.3%	73.7%	0.8%	pts.	$182.67	2.2%

Comparable Systemwide Properties
	RevPAR		Occupancy			Average Daily Rate
	2018	vs. 2017	2018	vs. 2017		2018	vs. 2017
North American Luxury (1)	$245.35	3.5%	77.0%	(0.3)%	pts.	$318.54	3.8%
North American Upper Upscale (2)	$132.64	1.8%	73.5%	(0.1)%	pts.	$180.54	1.9%
North American Full-Service (3)	$143.64	2.1%	73.8%	(0.1)%	pts.	$194.59	2.2%
North American Limited-Service (4)	$99.29	0.9%	74.3%	—%	pts.	$133.61	1.0%
North American - All (5)	$118.51	1.5%	74.1%	(0.1)%	pts.	$159.94	1.6%
Greater China	$93.96	7.5%	71.7%	2.7%	pts.	$131.07	3.5%
Rest of Asia Pacific	$128.40	7.0%	75.3%	1.6%	pts.	$170.43	4.7%
Asia Pacific	$109.14	7.2%	73.3%	2.2%	pts.	$148.90	4.0%
Caribbean & Latin America	$104.77	7.4%	63.2%	0.1%	pts.	$165.71	7.3%
Europe	$134.10	5.8%	73.0%	1.4%	pts.	$183.74	3.7%
Middle East & Africa	$98.38	(1.6)%	66.1%	2.0%	pts.	$148.87	(4.6)%
International - All (6)	$114.56	5.5%	70.9%	1.7%	pts.	$161.48	3.0%
Worldwide (7)	$117.37	2.6%	73.2%	0.4%	pts.	$160.37	2.0%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes North American Luxury and North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element,
and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and North American Limited-Service.

(6)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(7)	Includes North American - All and International - All.

2017 Compared to 2016

Comparable Company-Operated Properties
	RevPAR		Occupancy			Average Daily Rate
	2017	vs. 2016	2017	vs. 2016		2017	vs. 2016
North American Luxury (1)	$244.19	2.5%	77.5%	1.1%	pts.	$314.90	1.0%
North American Upper Upscale (2)	$149.68	2.3%	76.2%	0.6%	pts.	$196.46	1.5%
North American Full-Service (3)	$166.28	2.4%	76.4%	0.7%	pts.	$217.56	1.4%
North American Limited-Service (4)	$107.99	1.4%	75.2%	0.2%	pts.	$143.65	1.1%
North American - All (5)	$148.40	2.2%	76.0%	0.5%	pts.	$195.15	1.4%
Greater China	$90.26	8.4%	71.5%	6.0%	pts.	$126.33	(0.7)%
Rest of Asia Pacific	$119.10	6.1%	75.4%	3.1%	pts.	$158.02	1.6%
Asia Pacific	$100.39	7.4%	72.8%	5.0%	pts.	$137.85	0.1%
Caribbean & Latin America	$130.48	3.9%	66.5%	2.6%	pts.	$196.31	(0.2)%
Europe	$138.70	6.9%	73.5%	2.0%	pts.	$188.69	3.9%
Middle East & Africa	$106.33	1.9%	65.7%	1.5%	pts.	$161.95	(0.5)%
International - All (6)	$113.32	6.0%	71.2%	3.5%	pts.	$159.14	0.8%
Worldwide (7)	$131.14	3.8%	73.7%	2.0%	pts.	$178.02	1.0%

Comparable Systemwide Properties
	RevPAR		Occupancy			Average Daily Rate
	2017	vs. 2016	2017	vs. 2016		2017	vs. 2016
North American Luxury (1)	$232.19	2.8%	77.3%	1.2%	pts.	$300.34	1.2%
North American Upper Upscale (2)	$131.11	2.0%	73.7%	0.3%	pts.	$177.87	1.5%
North American Full-Service (3)	$141.70	2.1%	74.1%	0.4%	pts.	$191.25	1.6%
North American Limited-Service (4)	$98.29	2.0%	74.6%	0.7%	pts.	$131.74	1.0%
North American - All (5)	$117.56	2.1%	74.4%	0.6%	pts.	$158.05	1.3%
Greater China	$90.37	8.5%	70.9%	6.0%	pts.	$127.47	(0.7)%
Rest of Asia Pacific	$118.36	5.1%	74.8%	2.5%	pts.	$158.21	1.6%
Asia Pacific	$102.27	6.8%	72.6%	4.5%	pts.	$140.94	0.2%
Caribbean & Latin America	$104.10	4.0%	64.3%	2.1%	pts.	$161.91	0.6%
Europe	$123.44	7.2%	71.9%	2.7%	pts.	$171.72	3.2%
Middle East & Africa	$101.98	2.0%	65.4%	1.5%	pts.	$155.90	(0.4)%
International - All (6)	$108.78	5.9%	70.3%	3.2%	pts.	$154.71	1.1%
Worldwide (7)	$115.02	3.1%	73.2%	1.4%	pts.	$157.12	1.2%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, Le Méridien, and Tribute Portfolio.

(3)	Includes North American Luxury and North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, Four Points, TownePlace Suites, and AC Hotels by Marriott. Systemwide also includes Aloft and Element.

(5)	Includes North American Full-Service and North American Limited-Service.

(6)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(7)	Includes North American - All and International - All.

CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for 2018, 2017, and 2016. In accordance with U.S. generally accepted accounting principles (“GAAP”), our Income Statements include Legacy-Starwood’s results of operations from the Merger Date. All references to the effect of Legacy-Starwood operations on our 2017 results refer to the incremental amounts contributed by Legacy-Starwood operations in 2017 over the effect of Legacy-Starwood operations on our results for the period from the Merger Date through December 31, 2016.
The following discussion also reflects our adoption of several new accounting standards. See the “New Accounting Standards Adopted” caption in Footnote 2. Summary of Significant Accounting Policies for additional information.
Our 2017 results were favorably impacted by the non-recurring gain on the disposition of our ownership interest in Avendra, discussed in Footnote 3. Dispositions and Acquisitions. We committed to the owners of the hotels in our system that the benefits derived from Avendra, including any dividends or sale proceeds above our original investment, would be used for the benefit of the hotels in our system. Accordingly, in 2018 we used $115 million ($85 million after-tax) of the net proceeds, and we intend to use the remainder of the net proceeds, for the benefit of our system of hotels. Spending under those plans is, and will be, expensed in the “Reimbursed expenses” caption of our Income Statements, causing a reduction in our profitability in the periods it is expensed.
Fee Revenues

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Base management fees	$1,140	$1,102	$806	$38	3%	$296	37%
Franchise fees	1,849	1,586	1,157	263	17%	429	37%
Incentive management fees	649	607	425	42	7%	182	43%
Gross fee revenues	3,638	3,295	2,388	343	10%	907	38%
Contract investment amortization	(58)	(50)	(40)	8	16%	10	25%
Net fee revenues	$3,580	$3,245	$2,348	$335	10%	$897	38%
2018 Compared to 2017
The $38 million increase in base management fees primarily reflected $29 million from unit growth, $28 million from RevPAR growth, and $8 million from net favorable foreign exchange rates, partially offset by lower fees of $17 million from properties that converted from managed to franchised and $14 million from properties that were terminated.
The $263 million increase in franchise fees primarily reflected $143 million of higher branding fees, driven by $138 million of higher fees from our co-brand credit card agreements, $82 million from unit growth, $21 million from RevPAR growth, $15 million from properties that converted from managed to franchised, and $6 million of higher relicensing and application fees, partially offset by lower fees of $9 million from properties that were terminated.
The $42 million increase in incentive management fees primarily reflected net higher profits at managed hotels and $14 million from unit growth.
In 2018, we earned incentive management fees from 72 percent of our managed properties worldwide versus 71 percent in 2017. We earned incentive management fees from 59 percent of managed properties in North America and 82 percent of managed properties outside North America in 2018, compared to 60 percent in North America and 80 percent outside North America in 2017. In addition, 63 percent of our total incentive management fees in 2018 came from our managed properties outside North America versus 62 percent in 2017.
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
The $429 million increase in franchise fees primarily reflected $341 million of higher Legacy-Starwood fees, $54 million from Legacy-Marriott unit growth, $18 million from Legacy-Marriott RevPAR growth, $14 million of higher Legacy-Marriott branding fees, and $7 million of higher fees from Legacy-Marriott properties that converted from managed to franchised.

The $182 million increase in incentive management fees primarily reflected $159 million of higher Legacy-Starwood fees and $22 million from higher net house profits at Legacy-Marriott managed hotels.
The $10 million increase in contract investment amortization primarily reflected $5 million of higher contract write-offs related to terminated contracts at Legacy-Marriott hotels.
Owned, Leased, and Other

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Owned, leased, and other revenue	$1,635	$1,752	$1,125	$(117)	(7)%	$627	56%
Owned, leased, and other - direct expenses	1,306	1,411	901	(105)	(7)%	510	57%
	$329	$341	$224	$(12)	(4)%	$117	52%
2018 Compared to 2017
Owned, leased, and other revenue, net of direct expenses decreased by $12 million, primarily due to $81 million of lower owned and leased profits attributable to properties sold, partially offset by $51 million of higher termination fees and $17 million of net stronger results at our remaining owned and leased properties.
2017 Compared to 2016
Owned, leased, and other revenue, net of direct expenses increased by $117 million, primarily due to $140 million of higher Legacy-Starwood owned and leased profits, partially offset by $15 million of lower Global Design profits and $7 million of net lower Legacy-Marriott owned and leased profits, primarily driven by lower RevPAR in Brazil and properties under renovation.
Cost Reimbursements

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Cost reimbursement revenue	$15,543	$15,455	$11,934	$88	1%	$3,521	30%
Reimbursed expenses	15,778	15,228	11,834	550	4%	3,394	29%
	$(235)	$227	$100	$(462)	(204)%	$127	127%
Cost reimbursement revenue, net of reimbursed expenses, varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
2018 Compared to 2017
Cost reimbursement revenue, net of reimbursed expenses, decreased $462 million, primarily due to lower Loyalty Program revenues net of expenses, spending funded by the proceeds from the 2017 sale of our interest in Avendra, and higher expenses for reservations and marketing.
2017 Compared to 2016
Cost reimbursement revenue, net of reimbursed expenses, increased $127 million, primarily due to $285 million of higher Legacy-Starwood activity, partially offset by $158 million of lower Legacy-Marriott cost reimbursement revenue, net of reimbursed expenses primarily driven by higher expenses for reservations and IT systems initiatives and lower Marriott Rewards revenue net of expenses.
Other Operating Expenses

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Depreciation, amortization, and other	$226	$229	$119	$(3)	(1)%	$110	92%
General, administrative, and other	927	921	743	6	1%	178	24%
Merger-related costs and charges	155	159	386	(4)	(3)%	(227)	(59)%
2018 Compared to 2017
General, administrative, and other expenses increased by $6 million, primarily due to $51 million of company-funded supplemental retirement savings plan contributions in 2018 and $20 million of higher professional fees, partially offset by administrative cost savings largely due to synergies associated with the Starwood Combination. Company-funded supplemental retirement savings plan contributions represent an additional one-time contribution of up to $1,000 per eligible associate.
Merger-related costs and charges decreased by $4 million, primarily due to $17 million of 2017 transaction costs that did not occur in 2018 and $6 million of lower employee termination costs, partially offset by $19 million of higher integration costs.
2017 Compared to 2016
Depreciation, amortization, and other expenses increased by $110 million, primarily reflecting higher depreciation and amortization on Legacy-Starwood assets.
General, administrative, and other expenses increased by $178 million, primarily due to the Starwood Combination, $14 million of higher litigation expenses, $10 million of higher compensation expenses, and $10 million from net unfavorable foreign exchange rates.
Merger-related costs and charges decreased by $227 million, primarily due to lower employee termination and transaction costs, partially offset by $39 million of higher integration costs.
Non-Operating Income (Expense)

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Gains and other income, net	$194	$688	$5	$(494)	(72)%	$683	13,660%
Interest expense	(340)	(288)	(234)	52	18%	54	23%
Interest income	22	38	35	(16)	(42)%	3	9%
Equity in earnings	103	40	9	63	158%	31	344%
2018 Compared to 2017
Gains and other income, net decreased by $494 million, primarily due to the 2017 gain on the disposition of our ownership interest in Avendra, net of a 2018 true-up ($653 million) and the 2017 gain on the sale of the Charlotte Marriott City Center ($24 million), partially offset by 2018 gains on our property sales ($132 million), sales of our interest in four equity method investments ($46 million), and modification of a ground lease at one of our offices ($6 million).
Interest expense increased by $52 million, primarily due to higher commercial paper interest rates and average borrowings and higher interest on Senior Note issuances, net of maturities ($6 million).
Interest income decreased by $16 million, primarily due to lower outstanding loan balances.
Equity in earnings increased by $63 million, primarily due to our share of the gains on the sales of two properties held by equity method investees ($65 million), partially offset by our $6 million share of the 2017 gain on an equity method investee’s sale of a property.
2017 Compared to 2016
Gains and other income, net increased by $683 million, primarily due to the gain on the disposition of our ownership interest in Avendra and the gain on the sale of the Charlotte Marriott City Center. See the “Dispositions” caption of Footnote 3. Dispositions and Acquisitions for more information.
Interest expense increased by $54 million, primarily due to an increase in debt as a result of the Starwood Combination and higher commercial paper borrowings, partially offset by $18 million of lower interest due to Senior Note maturities and a $13 million favorable variance to the bridge term loan facility commitment costs that we incurred in 2016.
Interest income increased by $3 million, primarily due to issuances of new loans, partially offset by $7 million of lower interest income on a repaid loan.
Equity in earnings increased by $31 million, primarily due to higher earnings by Legacy-Starwood investees.

Income Taxes

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Provision for income taxes	$(438)	$(1,523)	$(431)	$(1,085)	(71)%	$1,092	253%
2018 Compared to 2017
Provision for income taxes decreased by $1,085 million, primarily due to the nonrecurring net tax expense in 2017 related to the 2017 Tax Act and the reduction of the U.S. federal tax rate in 2018 ($744 million), the prior year gain on the sale of our interest in Avendra ($257 million), increased earnings in jurisdictions with lower tax rates ($57 million), lower operating income ($46 million), reduction of our one-time net tax charge related to the 2017 Tax Act transition tax and the remeasurement of deferred income taxes ($41 million), the release of tax reserves due to the completion of certain examinations ($34 million), and the income tax consequences of an intercompany transaction ($18 million). The decrease was partially offset by the current period’s provisional estimate of tax for global intangible low-taxed income (“GILTI”) under the 2017 Tax Act ($34 million), tax expense incurred for uncertain tax positions relating to Legacy-Starwood operations ($30 million), an unfavorable comparison to a 2017 benefit due to tax law changes adopted in non-U.S. jurisdictions in 2017 ($18 million), the 2017 reversal of tax reserves related to interest accrued for previous periods ($15 million), net tax expense on dispositions ($13 million), and the 2017 release of a tax reserve due to the favorable settlement of a tax position ($12 million).
See Footnote 6. Income Taxes for further information on the 2017 Tax Act.
2017 Compared to 2016
Provision for income taxes increased by $1,092 million, primarily due to the 2017 Tax Act ($586 million), higher earnings due to the inclusion of Legacy-Starwood operations for the full year 2017 ($275 million), the gain on the sale of our interest in Avendra ($259 million), lower merger-related costs ($86 million), an unfavorable comparison to the 2016 release of a valuation allowance ($15 million), the gain on the disposition of a North American Full-Service property ($9 million), and a change in judgment regarding the realizability of certain deferred tax assets in certain states and foreign jurisdictions ($7 million). The increase was partially offset by tax benefits from the adoption of ASU 2016-09 ($72 million), change in the jurisdictional mix of earnings ($25 million), tax law changes in non-U.S. jurisdictions ($22 million), the reversal of tax reserves related to interest accrued for previous periods ($15 million), and adjustments resulting from finalizing prior years’ returns ($10 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the results of operations of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments, and accordingly we have not included those operations in this discussion of our Business Segments. See Footnote 17. Business Segments to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
Our 2016 results in this section do not include any Legacy-Starwood results for the period between the Merger Date and the end of the 2016 third quarter, as we did not allocate any Legacy-Starwood results to our segments for the eight days ended September 30, 2016.
North American Full-Service

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Segment revenues	$13,072	$12,909	$9,424	$163	1%	$3,485	37%
Segment profits	$1,153	$1,238	$801	$(85)	(7)%	$437	55%
2018 Compared to 2017
In 2018, across our North American Full-Service segment, we added 44 properties (10,454 rooms) and 20 properties (6,923 rooms) left our system.
North American Full-Service segment profits decreased by $85 million, primarily due to the following:

•	$119 million of lower cost reimbursement revenue, net of reimbursed expenses;

•
$45 million of higher base management and franchise fees, primarily reflecting $23 million from unit growth, $18 million from RevPAR growth, and $5 million of higher residential branding fees, partially offset by $10 million of lower fees from properties that were terminated;

•	$8 million of higher incentive management fees, primarily driven by net higher profits at managed hotels;

•
$24 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $60 million of lower owned and leased profits attributable to properties sold, partially offset by $24 million of higher termination fees and $15 million of net stronger results at our remaining owned and leased properties;

•	$13 million of lower general, administrative, and other expenses, primarily due to administrative cost savings largely due to synergies associated with the Starwood Combination;

•
$1 million of lower gains and other income, net, primarily due to the 2017 gain on the sale of the Charlotte Marriott City Center of $24 million, partially offset by the 2018 gain on the sale of two properties of $22 million; and

•
$1 million of higher equity in earnings, primarily due to our $10 million share of the 2018 gain on an equity method investee’s sale of a property, partially offset by our $6 million share of the 2017 gain on an equity method investee’s sale of a property.

2017 Compared to 2016
In 2017, across our North American Full-Service segment we added 55 properties (13,056 rooms) and 12 properties (2,912 rooms) left our system.
North American Full-Service segment profits increased by $437 million, primarily due to the following:

•	$38 million of higher cost reimbursement revenue, net of reimbursed expenses;

•
$301 million of higher base management and franchise fees, primarily reflecting $292 million of higher Legacy-Starwood fees, $14 million from Legacy-Marriott unit growth, and $8 million of stronger RevPAR at Legacy-Marriott hotels, partially offset by $17 million of lower Legacy-Marriott residential branding fees;

•	$45 million of higher incentive management fees, primarily driven by $31 million of higher Legacy-Starwood fees and higher net house profits at Legacy-Marriott managed hotels;

•	$60 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $67 million of higher Legacy-Starwood owned and leased profits;

•	$39 million of higher depreciation, amortization, and other expenses, primarily reflecting higher depreciation and amortization on Legacy-Starwood assets;

•	$22 million of higher gains and other income, net, primarily due to the gain on the sale of a North American Full-Service hotel in the 2017 second quarter; and

•	$16 million of higher equity in earnings, primarily due to higher earnings by Legacy-Starwood investees.
North American Limited-Service

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Segment revenues	$3,217	$3,219	$2,894	$(2)	—%	$325	11%
Segment profits	$786	$827	$702	$(41)	(5)%	$125	18%
2018 Compared to 2017
In 2018, across our North American Limited-Service segment we added 281 properties (33,418 rooms) and 38 properties (3,415 rooms) left our system.
North American Limited-Service segment profits decreased by $41 million, primarily due to the following:

•	$100 million of lower cost reimbursement revenue, net of direct expenses; and

•
$63 million of higher base management and franchise fees, primarily reflecting $56 million from unit growth, $7 million from RevPAR growth, and $5 million of higher relicensing and application fees, partially offset by $6 million of lower fees from properties that were terminated.

2017 Compared to 2016
In 2017, across our North American Limited-Service segment we added 270 properties (33,128 rooms) and 26 properties (2,875 rooms) left our system.
North American Limited-Service segment profits increased by $125 million, primarily due to the following:

•	$22 million of higher cost reimbursement revenue, net of reimbursed expenses;

•
$102 million of higher base management and franchise fees, primarily reflecting $50 million of higher Legacy-Starwood fees, $42 million from Legacy-Marriott unit growth, and $11 million of stronger RevPAR at Legacy-Marriott hotels; and

•	$6 million of lower incentive management fees, primarily driven by softer performance and a change in the specified owner return at a Legacy-Marriott portfolio of managed hotels.
Asia Pacific

($ in millions)	2018	2017	2016	Change 2018 vs. 2017		Change 2017 vs. 2016
Segment revenues	$1,118	$1,054	$631	$64	6%	$423	67%
Segment profits	$456	$361	$160	$95	26%	$201	126%
2018 Compared to 2017
In 2018, across our Asia Pacific segment we added 82 properties (19,661 rooms) and 11 properties (3,399 rooms) left our system.
Asia Pacific segment profits increased by $95 million, primarily due to the following changes:

•	$26 million of higher base management and franchise fees, primarily reflecting $16 million from unit growth and $10 million from RevPAR growth;

•	$22 million of higher incentive management fees, primarily driven by net higher profits at managed hotels and $10 million from unit growth;

•
$1 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to $14 million of higher termination fees, partially offset by $13 million lower owned and leased profits attributable to properties sold;

•
$1 million of higher general, administrative, and other expenses, primarily due to $6 million of higher bad debt reserves partially offset by administrative cost savings largely due to synergies associated with the Starwood Combination;

•
$71 million of higher gains and other income, net, primarily reflecting a $57 million gain on the sale of two properties and $13 million from gains on sales of our interest in two equity method investments; and

•	$29 million of lower cost reimbursement revenue, net of reimbursement expenses.
2017 Compared to 2016
In 2017, across our Asia Pacific segment we added 77 properties (18,035 rooms) and 10 properties (3,961 rooms) left our system.
Asia Pacific segment profits increased by $201 million, primarily due to the following:

•	$45 million of higher cost reimbursement revenue, net of reimbursement expenses;

•
$108 million of higher base management and franchise fees, primarily due to $88 million of higher Legacy-Starwood fees, $9 million of higher Legacy-Marriott branding fees, $6 million from Legacy-Marriott unit growth, and $5 million from stronger RevPAR at Legacy-Marriott hotels;

•
$92 million of higher incentive management fees, primarily due to $80 million of higher Legacy-Starwood fees, $8 million from higher net house profits at Legacy-Marriott managed hotels, and $4 million from Legacy-Marriott unit growth;

•
$4 million of higher owned, leased, and other revenue, net of direct expenses, primarily due to $11 million of higher Legacy-Starwood owned and leased profits, partially offset by $5 million of lower Legacy-Marriott Global Design profits;

•	$24 million of higher depreciation, amortization, and other expenses, primarily reflecting higher depreciation and amortization on Legacy-Starwood assets;

•	$31 million of higher general, administrative, and other expenses, primarily due to the Starwood Combination; and

•	$8 million of higher equity in earnings, primarily due to higher earnings by Legacy-Starwood investees.
SHARE-BASED COMPENSATION
See Footnote 5. Share-Based Compensation for more information.
NEW ACCOUNTING STANDARDS
See Footnote 2. Summary of Significant Accounting Policies for information on our anticipated adoption of recently issued accounting standards.
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
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. The Credit Facility defines EBITDA as net income less cost reimbursement revenue, plus reimbursed expenses, plus the sum of interest expense, income taxes, depreciation, amortization, and non-recurring non-cash charges.
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
At year-end 2018, our available borrowing capacity amounted to $2,067 million and reflected borrowing capacity of $1,751 million under our Credit Facility and our cash balance of $316 million. We calculated that borrowing capacity by taking $4 billion of effective aggregate bank commitments under our Credit Facility and subtracting $2,249 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).

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
Cash from Operations
Cash from operations and non-cash items for the last three fiscal years are as follows:

($ in millions)	2018	2017	2016
Cash from operations	$2,357	$2,227	$1,619
Non-cash items (1)	287	1,397	514

(1)	Includes depreciation, amortization, share-based compensation, deferred income taxes, and contract investment amortization.
Our ratio of current assets to current liabilities was 0.4 to 1.0 at year-end 2018 and 0.5 to 1.0 at year-end 2017. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
Investing Activities Cash Flows
Acquisition of a Business, Net of Cash Acquired. Cash outflows of $2,392 million in 2016 were due to the Starwood Combination. See Footnote 3. Dispositions and Acquisitions for more information.
Capital Expenditures and Other Investments. We made capital expenditures of $556 million in 2018, $240 million in 2017, and $199 million in 2016. Capital expenditures in 2018 increased by $316 million compared to 2017, primarily reflecting the acquisition of the Sheraton Grand Phoenix, improvements to our worldwide systems, and net higher spending on several owned properties. Capital expenditures in 2017 increased by $41 million compared to 2016, primarily due to improvements to our worldwide systems and improvements to hotels acquired in the Starwood Combination.
We expect spending on capital expenditures and other investments will total approximately $500 million to $700 million for 2019, including acquisitions, loan advances, equity and other investments, contract acquisition costs, and various capital expenditures (including approximately $225 million for maintenance capital spending).
Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in hotels, most of which we have sold or are seeking to sell, and in 2018, we acquired the Sheraton Grand Phoenix, which we expect to renovate and sell subject to a long-term management agreement. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include property acquisitions, new construction, loans, guarantees, and noncontrolling equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long term operating or franchise agreements.
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
Dispositions. Property and asset sales generated $479 million cash proceeds in 2018 and $1,418 million in 2017. See Footnote 3. Dispositions and Acquisitions for more information on dispositions.

Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $35 million in 2018, compared to net collections of $94 million in 2017. At year-end 2018, we had $131 million of senior, mezzanine, and other loans outstanding, compared to $149 million outstanding at year-end 2017.
Equity Method Investments. Cash outflows of $72 million in 2018, $62 million in 2017, and $13 million in 2016 for equity method investments primarily reflect our investments in several joint ventures.
Financing Activities Cash Flows
Debt. Debt increased by $1,109 million in 2018, to $9,347 million at year-end 2018 from $8,238 million at year-end 2017, primarily due to the issuance of our Series X, Y, Z, and AA Notes, partially offset by the maturity of our Series S Notes ($330 million) and lower outstanding commercial paper ($126 million). See Footnote 10. Long-Term Debt for additional information on the debt issuances.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2018, our long-term debt had a weighted average interest rate of 3.3 percent and a weighted average maturity of approximately 4.8 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.7 to 1.0 at year-end 2018.
See the “Cash Requirements and Our Credit Facility,” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.
Share Repurchases. We purchased 21.5 million shares of our common stock in 2018 at an average price of $130.67 per share, 29.2 million shares in 2017 at an average price of $103.66 per share, and 8.0 million shares in 2016 at an average price of $71.55 per share. At year-end 2018, 10.7 million shares remained available for repurchase under Board approved authorizations, and on February 15, 2019, our Board of Directors further increased our common stock repurchase authorization by 25 million shares. For additional information, see “Fourth Quarter 2018 Issuer Purchases of Equity Securities” in Part II, Item 5.
Dividends. Our Board of Directors declared the following quarterly cash dividends in 2018: (1) $0.33 per share declared on February 9, 2018 and paid March 30, 2018 to shareholders of record on February 23, 2018, (2) $0.41 per share declared on May 4, 2018 and paid June 29, 2018 to shareholders of record on May 18, 2018, (3) $0.41 per share declared on August 9, 2018 and paid September 28, 2018 to shareholders of record on August 23, 2018, and (4) $0.41 per share declared on November 8, 2018 and paid December 31, 2018 to shareholders of record on November 21, 2018. Our Board of Directors declared a cash dividend of $0.41 per share on February 15, 2019, payable on March 29, 2019 to shareholders of record on March 1, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations at year-end 2018:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$10,483	$1,074	$4,392	$2,054	$2,963
Capital lease obligations (1)	230	13	26	26	165
Operating leases where we are the primary obligor	2,073	171	315	292	1,295
Purchase obligations	286	153	116	17	—
Other noncurrent liabilities	136	3	28	20	85
Total contractual obligations	$13,208	$1,414	$4,877	$2,409	$4,508

(1)	Includes principal as well as interest payments.
The preceding table does not reflect Transition Tax payments totaling $507 million as a result of the 2017 Tax Act. In addition, the table does not reflect unrecognized tax benefits at year-end 2018 of $559 million.
In addition to the purchase obligations noted in the preceding table, in the normal course of business we enter into purchase commitments to manage the daily operating needs of the hotels that we manage. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.

Other Commitments
The following table summarizes our guarantee, investment, and loan commitments at year-end 2018:

($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantee commitments (expiration by period)	$346	$53	$78	$123	$92
Investment and loan commitments (expected funding by period)	19	8	9	2	—
Total other commitments	$365	$61	$87	$125	$92
In conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or the actions of the other joint venture owner.
In addition, we granted a hotel owner a one-time right to require us to purchase the leasehold interest in the land and hotel for $300 million in cash, exercisable in 2022. See Footnote 7. Commitments and Contingencies for more information.
For further information, including the nature of the commitments and their expirations, see the “Commitments” caption in Footnote 7. Commitments and Contingencies.
Letters of Credit
At year-end 2018, we had $136 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote 10. Long-Term Debt), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2018 totaled $152 million, most of which state governments requested in connection with our self-insurance programs.
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
For more information, including the impact to our financial statements of transactions with these related parties, see Footnote 18. Related Party Transactions.
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
See Footnote 2. Summary of Significant Accounting Policies for further information related to our critical accounting policies and estimates, which are as follows:
Loyalty Program, including how we estimate the breakage of hotel points, credit card points, and free night certificates, the volume of points and free night certificates that will be issued under our co-brand credit card agreements, the amount of consideration to which we will be entitled under our co-brand credit card agreements, and the stand-alone selling prices of goods and services provided under our co-brand credit card agreements;

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
Income Taxes, including information on how we determine our current year amounts payable or refundable, our estimate of deferred tax assets and liabilities, and the impacts of the 2017 Tax Act; and
Business Combinations, including the assumptions that we make to estimate the fair values of assets acquired and liabilities assumed related to discount rates, royalty rates, and the amount and timing of future cash flows.

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
We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Footnote 2. Summary of Significant Accounting Policies for more information on derivative instruments.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2018 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2019	2020	2021	2022	2023	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$2	$2	$2	$—	$38	$46	$46
Average interest rate							1.27%
Floating-rate notes receivable	$4	$60	$—	$—	$—	$21	$85	$76
Average interest rate							4.65%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(827)	$(359)	$(857)	$(1,107)	$(687)	$(2,555)	$(6,392)	$(6,254)
Average interest rate							3.45%
Floating-rate debt	$—	$(547)	$(2,245)	$—	$—	$—	$(2,792)	$(2,793)
Average interest rate							2.88%

Item 8.	Financial Statements and Supplementary Data.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, and the existence of a material weakness related to the accounting for our Loyalty Program further described in Part II, Item 9A, management has concluded that, applying the COSO criteria, as of December 31, 2018, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marriott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Marriott International, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls whereby the Company did not have a sufficient complement of resources, including IT systems and accounting personnel, to fully evaluate, value and perform the analysis and ongoing accounting associated with the guest loyalty program.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2018, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 1, 2019, which expressed an unqualified opinion thereon.

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
March 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marriott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 1, 2019 expressed an adverse opinion thereon.
Adoption of New Accounting Standards
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for: (1) revenue from contracts with customers and (2) intercompany sales of assets other than inventory in fiscal year 2018 due to the adoption of the new revenue standard and the new income tax accounting standard. The Company adopted the new revenue standard using the full retrospective approach and adopted the income tax accounting standard using the modified retrospective approach.
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

Tysons, Virginia
March 1, 2019

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2018, 2017, and 2016
($ in millions, except per share amounts)

	December 31, 2018	December 31, 2017	December 31, 2016
REVENUES
Base management fees (1)	$1,140	$1,102	$806
Franchise fees	1,849	1,586	1,157
Incentive management fees (1)	649	607	425
Gross fee revenues	3,638	3,295	2,388
Contract investment amortization (1)	(58)	(50)	(40)
Net fee revenues	3,580	3,245	2,348
Owned, leased, and other revenue (1)	1,635	1,752	1,125
Cost reimbursement revenue (1)	15,543	15,455	11,934
	20,758	20,452	15,407
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	1,306	1,411	901
Depreciation, amortization, and other (1)	226	229	119
General, administrative, and other (1)	927	921	743
Merger-related costs and charges	155	159	386
Reimbursed expenses (1)	15,778	15,228	11,834
	18,392	17,948	13,983
OPERATING INCOME	2,366	2,504	1,424
Gains and other income, net (1)	194	688	5
Interest expense	(340)	(288)	(234)
Interest income (1)	22	38	35
Equity in earnings (1)	103	40	9
INCOME BEFORE INCOME TAXES	2,345	2,982	1,239
Provision for income taxes	(438)	(1,523)	(431)
NET INCOME	$1,907	$1,459	$808
EARNINGS PER SHARE
Earnings per share - basic	$5.45	$3.89	$2.78
Earnings per share - diluted	$5.38	$3.84	$2.73

(1)	See Footnote 18. Related Party Transactions for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2018, 2017, and 2016
($ in millions)

	December 31, 2018	December 31, 2017	December 31, 2016
Net income	$1,907	$1,459	$808
Other comprehensive (loss) income:
Foreign currency translation adjustments	(391)	478	(311)
Derivative instrument adjustments, net of tax	12	(14)	1
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(2)	2
Pension and postretirement adjustments, net of tax	(8)	7	5
Reclassification of losses, net of tax	17	11	2
Total other comprehensive (loss) income, net of tax	(370)	480	(301)
Comprehensive income	$1,537	$1,939	$507
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2018 and 2017
($ in millions)

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash and equivalents	$316	$383
Accounts and notes receivable, net (1)	2,133	1,973
Prepaid expenses and other (1)	249	235
Assets held for sale	8	149
	2,706	2,740
Property and equipment, net	1,956	1,793
Intangible assets
Brands	5,790	5,922
Contract acquisition costs and other (1)	2,590	2,622
Goodwill	9,039	9,207
	17,419	17,751
Equity method investments (1)	732	734
Notes receivable, net	125	142
Deferred tax assets	171	93
Other noncurrent assets (1)	587	593
	$23,696	$23,846
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$833	$398
Accounts payable (1)	767	783
Accrued payroll and benefits	1,345	1,214
Liability for guest loyalty program	2,529	2,121
Accrued expenses and other (1)	963	1,291
	6,437	5,807
Long-term debt	8,514	7,840
Liability for guest loyalty program	2,932	2,819
Deferred tax liabilities (1)	485	605
Deferred revenue	731	583
Other noncurrent liabilities (1)	2,372	2,610
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,814	5,770
Retained earnings	8,982	7,242
Treasury stock, at cost	(12,185)	(9,418)
Accumulated other comprehensive loss	(391)	(17)
	2,225	3,582
	$23,696	$23,846

(1)	See Footnote 18. Related Party Transactions for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2018, 2017, and 2016
($ in millions)

	December 31, 2018	December 31, 2017	December 31, 2016
OPERATING ACTIVITIES
Net income	$1,907	$1,459	$808
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	284	279	159
Share-based compensation	184	181	212
Income taxes	(239)	887	103
Liability for guest loyalty program	520	298	221
Contract acquisition costs	(152)	(185)	(76)
Merger-related charges	16	(124)	209
Working capital changes	(76)	(30)	(106)
(Gain) loss on asset dispositions	(194)	(687)	1
Other	107	149	88
Net cash provided by operating activities	2,357	2,227	1,619
INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	—	—	(2,392)
Capital expenditures	(556)	(240)	(199)
Dispositions	479	1,418	211
Loan advances	(13)	(93)	(32)
Loan collections	48	187	67
Other	(10)	(61)	(1)
Net cash (used in) provided by investing activities	(52)	1,211	(2,346)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(129)	60	1,373
Issuance of long-term debt	1,646	—	1,482
Repayment of long-term debt	(397)	(310)	(326)
Issuance of Class A Common Stock	4	6	34
Dividends paid	(543)	(482)	(374)
Purchase of treasury stock	(2,850)	(3,013)	(568)
Share-based compensation withholding taxes	(105)	(157)	(100)
Other	—	—	(24)
Net cash (used in) provided by financing activities	(2,374)	(3,896)	1,497
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(69)	(458)	770
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	429	887	117
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$360	$429	$887

(1)
The 2018 amounts include beginning restricted cash of $46 million at December 31, 2017, and ending restricted cash of $44 million at December 31, 2018, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2018, 2017, and 2016
(in millions)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
256.3		Balance at December 31, 2015	$(3,590)	$5	$2,821	$4,878	$(11,098)	$(196)
—		Adoption of ASU 2014-09	(264)	—	—	(264)	—	—
—		Net income	808	—	—	808	—	—
—		Other comprehensive loss	(301)	—	—	—	—	(301)
—		Dividends	(374)	—	—	(374)	—	—
1.8		Share-based compensation plans	146	—	110	(21)	57	—
(8.0)		Purchase of treasury stock	(573)	—	—	—	(573)	—
136.0		Starwood Combination (1)	9,269	—	2,877	1,238	5,154	—
386.1		Balance at December 31, 2016	5,121	5	5,808	6,265	(6,460)	(497)
—		Net income	1,459	—	—	1,459	—	—
—		Other comprehensive loss	480	—	—	—	—	480
—		Dividends	(482)	—	—	(482)	—	—
2.2		Share-based compensation plans	29	—	(38)	—	67	—
(29.2)		Purchase of treasury stock	(3,025)	—	—	—	(3,025)	—
359.1		Balance at December 31, 2017	3,582	5	5,770	7,242	(9,418)	(17)
—		Adoption of ASU 2016-01	—	—	—	4	—	(4)
—		Adoption of ASU 2016-16	372	—	—	372	—	—
—		Net income	1,907	—	—	1,907	—	—
—		Other comprehensive income	(370)	—	—	—	—	(370)
—		Dividends	(543)	—	—	(543)	—	—
1.5		Share-based compensation plans	86	—	44	—	42	—
(21.5)		Purchase of treasury stock	(2,809)	—	—	—	(2,809)	—
339.1	(2)	Balance at December 31, 2018	$2,225	$5	$5,814	$8,982	$(12,185)	$(391)

(1)
Represents Marriott common stock and equity-based awards issued in the Starwood Combination, which also resulted in the depletion of our accumulated historical losses on reissuances of treasury stock in Retained Earnings.

(2)
Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2018, we had 339.1 million of these authorized shares of our common stock and no preferred stock outstanding.

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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2018 and fiscal year-end 2017 and the results of our operations and cash flows for fiscal years 2018, 2017, and 2016. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
The accompanying Financial Statements also reflect our adoption of several new accounting standards, including ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606). See the “New Accounting Standards Adopted” caption in Footnote 2. Summary of Significant Accounting Policies for additional information.
In the 2018 fourth quarter, we identified errors related to our Loyalty Program, which resulted in the understatement of cost reimbursement revenue, net of reimbursed expenses in our previously issued financial statements for the 2018 first, second, and third quarters. Correction of the errors resulted in a $99 million increase to net income for the 2018 first three quarters combined. We concluded that the errors were and continue to be immaterial to those financial statements. We adjusted our 2018 first, second, and third quarter information presented in Part II, Item 8 “Supplementary Data” to reflect the correction of the immaterial errors because recording the out of period adjustments would have been material to the 2018 fourth quarter. See Part II, Item 8 “Supplementary Data” for more information.
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of Marriott. Accordingly, our Income Statements include Starwood’s results of operations from the Merger Date. See Footnote 3. Dispositions and Acquisitions for more information on the Starwood Combination.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Base Management and Incentive Management Fees: For our managed hotels, we have performance obligations to provide hotel management services and a license to our hotel system intellectual property for the use of our brand names. As compensation for such services, we are generally entitled to receive base fees, which are a percentage of the revenues of hotels, and incentives fees, which are generally based on a measure of hotel profitability. Both the base and incentive management fees are variable consideration, as the transaction price is based on a percentage of revenue or profit, as defined in each contract. We recognize base management fees on a monthly basis over the term of the agreement as those amounts become payable. We recognize incentive management fees on a monthly basis over the term of the agreement based on each property's financial results, as long as we do not expect a significant reversal due to projected future hotel performance or cash flows in future periods.

Franchise Fee and Royalty Fee Revenue: For our franchised hotels, we have a performance obligation to provide franchisees and operators a license to our hotel system intellectual property for use of certain of our brand names. As compensation for such services, we are typically entitled to initial application fees and ongoing royalty fees. Our ongoing royalty fees represent variable consideration, as the transaction price is based on a percentage of certain revenues of the hotels, as defined in each contract. We recognize royalty fees on a monthly basis over the term of the agreement as those amounts become payable. Initial application and relicensing fees are fixed consideration payable upon submission of a franchise application or renewal and are recognized on a straight-line basis over the initial or renewal term of the franchise agreements.
Owned and Leased Hotel Revenue: At our owned and leased hotels, we have performance obligations to provide accommodations and other ancillary services to hotel guests. As compensation for such goods and services, we are typically entitled to a fixed nightly fee for an agreed upon period and additional fixed fees for any ancillary services purchased. These fees are generally payable at the time the hotel guest checks out of the hotel. We generally satisfy the performance obligations over time, and we recognize the revenue from room sales and from other ancillary guest services on a daily basis, as the rooms are occupied and we have rendered the services.
Cost Reimbursements: Under our management and franchise agreements, we are entitled to be reimbursed for certain costs we incur on behalf of the managed, franchised, and licensed properties, with no added mark-up. These costs primarily consist of payroll and related expenses at managed properties where we are the employer of the employees at the properties and include certain operational and administrative costs as provided for in our contracts with the owners. We are entitled to reimbursement in the period we incur the related reimbursable costs, which we recognize within the “Cost reimbursement revenue” caption of our Income Statements.
Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the contract term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally a combination of fixed fees and variable fees based on sales or other metrics and are payable on a monthly basis. We recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in temporary timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, proceeds from the sale of our interest in Avendra that we expend for the benefit of our hotel owners are included in “Reimbursed expenses.”
Other Revenue: Includes Global Design fees, which we describe below, termination fees, and other property and brand revenues. We generally recognize termination fees when collection is probable, and other revenue as services are rendered. Amounts received in advance are deferred as liabilities.
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
Practical Expedients and Exemptions: We do not disclose the amount of variable consideration that we expect to recognize in future periods in the following circumstances:
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
We are required to collect certain taxes and fees from customers on behalf of governmental agencies and remit these to the applicable governmental agencies on a periodic basis. We do not include these taxes in determining the transaction price.

Loyalty Program.
Loyalty Program members earn points based on the money they spend at our hotels; purchases of timeshare interval, fractional ownership, and residential products; and through participation in travel experiences and affiliated partners’ programs, such as those offered by credit card, car rental, and airline companies. Members can redeem points, which we track on their behalf, for stays at most of our hotels, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash.
Under our Loyalty Program, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Program as a cross-brand marketing program to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Program, including costs for marketing, promotion, communication with, and performing member services for Loyalty Program members, with no added mark-up. We receive contributions on a monthly basis from managed, franchised, owned, and leased hotels based on a portion of qualified spend by Loyalty Program members. We recognize these contributions into revenue as the points are redeemed and we provide the related service. The amount of revenue we recognize upon point redemption is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate breakage based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption on our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. We recognize all other Loyalty Program costs as incurred in our “Reimbursed expenses” caption.
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
Contract Balances. We generally receive payments from customers as we satisfy our performance obligations. We record a receivable when we have an unconditional right to receive payment and only the passage of time is required before payment is due. We record deferred revenue when we receive payment, or have the unconditional right to receive payment, in advance of the satisfaction of our performance obligations related to franchise application and relicensing fees, Global Design fees, credit card branding license fees, and our Loyalty Program.
Current and noncurrent deferred revenue increased by $146 million, to $831 million at December 31, 2018 from $685 million at December 31, 2017, primarily as a result of our Global Design, co-brand credit card, and application and relicensing activities described in the “Revenue Recognition” caption above.
Our current and noncurrent Loyalty Program liability increased by $521 million, to $5,461 million at December 31, 2018 from $4,940 million at December 31, 2017, primarily reflecting an increase in points earned, partially offset by deferred revenue of $1,897 million that we recognized in 2018.

Costs Incurred to Obtain and Fulfill Contracts with Customers
We incur certain costs to obtain and fulfill contracts with customers, which we capitalize and amortize on a straight-line basis over the initial, non-cancellable term of the contract. We classify incremental costs of obtaining a contract with a customer in the “Contract acquisition costs and other” caption of our Balance Sheets, the related amortization in the “Contract investment amortization” caption of our Income Statements, and the cash flow impact in the “Contract acquisition costs” caption of our Statements of Cash Flows. We classify certain direct costs to fulfill a contract with a customer in the “Other noncurrent assets” caption of our Balance Sheets, and the related amortization in the “Owned, leased, and other - direct expenses” caption of our Income Statements. We had capitalized costs to fulfill contracts with customers of $324 million at December 31, 2018 and $295 million at December 31, 2017. See Footnote 12. Intangible Assets and Goodwill for information on capitalized costs incurred to obtain contracts with customers.
Real Estate Sales
We recognize a gain or loss on real estate transactions when control of the asset transfers to the buyer, generally at the time the sale closes. In sales transactions where we retain a management contract, the terms and conditions of the management contract are generally comparable to the terms and conditions of the management contracts obtained directly with third-party owners in competitive processes.
Profit Sharing Plan
We contribute to tax-qualified retirement plans for the benefit of U.S. employees who meet certain eligibility requirements and choose to participate in the plans. Participating employees specify the percentage or amount of salary they wish to contribute from their compensation, and the Company typically makes discretionary and certain other matching or supplemental contributions. We recognized compensation costs from Company contributions of $224 million in 2018, $119 million in 2017, and $91 million in 2016.
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency of our consolidated and unconsolidated entities operating outside of the U.S. is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of shareholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as for third-party transactions, currently in operating costs and expenses.
Share-Based Compensation
Our share-based compensation awards primarily consist of restricted stock units (“RSUs”). We measure compensation costs for our share-based payment transactions at fair value on the grant date, and we recognize those costs in our Financial Statements over the vesting period during which the employee provides service in exchange for the award.
Advertising Costs
We expense costs to produce advertising as they are incurred and to communicate advertising as the communication occurs and record such amounts in reimbursed expenses to the extent undertaken on behalf of our owners and franchisees. We recognized advertising costs of $660 million in 2018, $562 million in 2017, and $409 million in 2016.
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
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. See Footnote 6. Income Taxes for further information.
Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We generally collect these receivables within 30 days. We record an accounts receivable reserve when losses are probable, based on an assessment of historical collection activity and current business conditions. Our accounts receivable reserve was $66 million at year-end 2018 and $46 million at year-end 2017.
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
Goodwill
We test goodwill for potential impairment at least annually in the fourth quarter, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
Investments
We hold equity interests in ventures established to develop or acquire and own hotel properties or that otherwise support our hospitality operations. We account for these investments as either an equity method investment, a financial asset, or a controlled subsidiary. We apply the equity method of accounting if we have significant influence over the entity, typically when we hold 20 percent of the voting common stock (or equivalent) of an investee but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent. We account for financial assets at fair value if it is readily determinable, or using the fair value alternative method, whereby investments are measured at cost less impairment, adjusted for observable price changes. We consolidate entities that we control.
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
We evaluate an investment for impairment when circumstances indicate that we may not be able to recover the carrying value. When evaluating our ventures, we consider loan defaults, significant underperformance relative to historical or projected operating performance, or significant negative industry or economic trends. Additionally, a venture’s commitment to a plan to sell some or all of its assets could cause us to evaluate the recoverability of the venture’s individual long-lived assets and possibly the venture itself. We impair investments we account for using the equity method of accounting when we determine that there has been an “other-than-temporary” decline in the venture’s estimated fair value compared to its carrying value. We perform qualitative assessments for investments we account for using the fair value alternative method and we record any associated impairment when the fair value is less than the carrying value.
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
Fair Value Measurements
We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Footnote 15. Fair Value of Financial Instruments for further information. We also apply the provisions of fair value measurement to various nonrecurring measurements for our financial and nonfinancial assets and liabilities.
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
Self-Insurance Programs
We self-insure for certain levels of liability, workers’ compensation, and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of three percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements.
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
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them. See Footnote 3. Dispositions and Acquisitions for additional information.
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
We are still assessing the potential impact that ASU 2016-02 will have on our financial statements and disclosures, but we expect that we will recognize right-of-use lease assets and related lease liabilities for operating leases in the range of $1.0 billion to $1.1 billion, with no impact to our Income Statements or Statements of Cash Flows. Our estimate represents the net present value of lease payments from operating leases that commenced on or before December 31, 2018. We do not expect any changes related to our current capital lease portfolio, which will be titled “finance leases” under ASU 2016-02.

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
ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606). ASU 2014-09 and several related ASUs (collectively referred to as “ASU 2014-09”) supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as most industry-specific guidance, and provide a principles-based, comprehensive framework in Topic 606, Revenue from Contracts with Customers. ASU 2014-09 also specifies the accounting for certain costs to obtain or fulfill a contract with a customer and provides enhanced disclosure requirements. We adopted ASU 2014-09 in the 2018 first quarter using the full retrospective transition method.
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

The following tables present the effect of the adoption of ASUs 2014-09, 2016-15, and 2016-18 on our 2017 and 2016 Financial Statements. Throughout this report, our 2017 and 2016 financial results reflect the “As Adjusted” amounts shown in the tables below. See the Consolidated Statements of Shareholders’ Equity for the impact of the adoption of new accounting standards on our shareholders’ equity.

Income Statements

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
($ in millions, except per share amounts)	As Previously Reported	Adoption of ASU 2014-09	As Adjusted	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
REVENUES
Base management fees	$1,102	$—	$1,102	$806	$—	$806
Franchise fees	1,618	(32)	1,586	1,169	(12)	1,157
Incentive management fees	607	—	607	425	—	425
Gross fee revenues	3,327	(32)	3,295	2,400	(12)	2,388
Contract investment amortization	—	(50)	(50)	—	(40)	(40)
Net fee revenues	3,327	(82)	3,245	2,400	(52)	2,348
Owned, leased, and other revenue	1,802	(50)	1,752	1,126	(1)	1,125
Cost reimbursement revenue	17,765	(2,310)	15,455	13,546	(1,612)	11,934
	22,894	(2,442)	20,452	17,072	(1,665)	15,407
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	1,427	(16)	1,411	900	1	901
Depreciation, amortization, and other	290	(61)	229	168	(49)	119
General, administrative, and other	894	27	921	704	39	743
Merger-related costs and charges	159	—	159	386	—	386
Reimbursed expenses	17,765	(2,537)	15,228	13,546	(1,712)	11,834
	20,535	(2,587)	17,948	15,704	(1,721)	13,983
OPERATING INCOME	2,359	145	2,504	1,368	56	1,424
Gains and other income, net	688	—	688	5	—	5
Interest expense	(288)	—	(288)	(234)	—	(234)
Interest income	38	—	38	35	—	35
Equity in earnings	39	1	40	10	(1)	9
INCOME BEFORE INCOME TAXES	2,836	146	2,982	1,184	55	1,239
Provision for income taxes	(1,464)	(59)	(1,523)	(404)	(27)	(431)
NET INCOME	$1,372	$87	$1,459	$780	$28	$808
EARNINGS PER SHARE
Earnings per share - basic	$3.66	$0.23	$3.89	$2.68	$0.10	$2.78
Earnings per share - diluted	$3.61	$0.23	$3.84	$2.64	$0.09	$2.73

Statements of Comprehensive Income

	Twelve Months Ended December 31, 2017			Twelve Months Ended December 31, 2016
($ in millions)	As Previously Reported	Adoption of ASU 2014-09	As Adjusted	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Net income	$1,372	$87	$1,459	$780	$28	$808
Other comprehensive income (loss):
Foreign currency translation adjustments	478	—	478	(311)	—	(311)
Derivative instrument adjustments, net of tax	(14)	—	(14)	1	—	1
Unrealized (loss) gain on available-for-sale securities, net of tax	(2)	—	(2)	2	—	2
Pension and postretirement adjustments, net of tax	7	—	7	5	—	5
Reclassification of losses, net of tax	11	—	11	2	—	2
Total other comprehensive income (loss), net of tax	480	—	480	(301)	—	(301)
Comprehensive income	$1,852	$87	$1,939	$479	$28	$507

Balance Sheets

($ in millions)	December 31, 2017 (As Previously Reported) (1)	Adoption of ASU 2014-09	December 31, 2017 (As Adjusted)
ASSETS
Current assets
Cash and equivalents	$383	$—	$383
Accounts and notes receivable, net	1,999	(26)	1,973
Prepaid expenses and other	216	19	235
Assets held for sale	149	—	149
	2,747	(7)	2,740
Property and equipment, net	1,793	—	1,793
Intangible assets
Brands	5,922	—	5,922
Contract acquisition costs and other	2,884	(262)	2,622
Goodwill	9,207	—	9,207
	18,013	(262)	17,751
Equity method investments	735	(1)	734
Notes receivable, net	142	—	142
Deferred tax assets	93	—	93
Other noncurrent assets	426	167	593
	$23,949	$(103)	$23,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$398	$—	$398
Accounts payable	783	—	783
Accrued payroll and benefits	1,214	—	1,214
Liability for guest loyalty program	2,064	57	2,121
Accrued expenses and other	1,541	(250)	1,291
	6,000	(193)	5,807
Long-term debt	7,840	—	7,840
Liability for guest loyalty program	2,876	(57)	2,819
Deferred tax liabilities	604	1	605
Deferred revenue	145	438	583
Other noncurrent liabilities	2,753	(143)	2,610
Shareholders' equity
Class A Common Stock	5	—	5
Additional paid-in-capital	5,770	—	5,770
Retained earnings	7,391	(149)	7,242
Treasury stock, at cost	(9,418)	—	(9,418)
Accumulated other comprehensive loss	(17)	—	(17)
	3,731	(149)	3,582
	$23,949	$(103)	$23,846

(1)	Includes reclassifications among various captions, including Deferred revenue and Other noncurrent liabilities, to conform to current period presentation.

Statements of Cash Flows

	Twelve Months Ended December 31, 2017				Twelve Months Ended December 31, 2016
($ in millions)	As Previously Reported	ASU 2014-09	ASUs 2016-18 and 2016-15	As Adjusted	As Previously Reported	ASU 2014-09	ASUs 2016-18 and 2016-15	As Adjusted
OPERATING ACTIVITIES
Net income	$1,372	$87	$—	$1,459	$780	$28	$—	$808
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	290	(11)	—	279	168	(9)	—	159
Share-based compensation	181	—	—	181	212	—	—	212
Income taxes	828	59	—	887	76	27	—	103
Liability for guest loyalty program	378	(80)	—	298	343	(122)	—	221
Contract acquisition costs	—	(185)	—	(185)	—	(76)	—	(76)
Merger-related charges	(124)	—	—	(124)	113	96	—	209
Working capital changes	81	(128)	17	(30)	(77)	(24)	(5)	(106)
Gain on asset dispositions	(687)	—	—	(687)	1	—	—	1
Other	117	67	(35)	149	66	30	(8)	88
Net cash provided by (used in) operating activities	2,436	(191)	(18)	2,227	1,682	(50)	(13)	1,619
INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	—	—	—	—	(2,412)	—	20	(2,392)
Capital expenditures	(240)	—	—	(240)	(199)	—	—	(199)
Dispositions	1,418	—	—	1,418	218	—	(7)	211
Loan advances	(93)	—	—	(93)	(32)	—	—	(32)
Loan collections	187	—	—	187	67	—	—	67
Contract acquisition costs	(189)	189	—	—	(80)	80	—	—
Other	(63)	2	—	(61)	29	(30)	—	(1)
Net cash provided by (used in) investing activities	1,020	191	—	1,211	(2,409)	50	13	(2,346)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	25	—	35	60	1,365	—	8	1,373
Issuance of long-term debt	—	—	—	—	1,482	—	—	1,482
Repayment of long-term debt	(310)	—	—	(310)	(326)	—	—	(326)
Issuance of Class A Common Stock	6	—	—	6	34	—	—	34
Dividends paid	(482)	—	—	(482)	(374)	—	—	(374)
Purchase of treasury stock	(3,013)	—	—	(3,013)	(568)	—	—	(568)
Share-based compensation withholding taxes	(157)	—	—	(157)	(100)	—	—	(100)
Other	—	—	—	—	(24)	—	—	(24)
Net cash used in (provided by) financing activities	(3,931)	—	35	(3,896)	1,489	—	8	1,497
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(475)	—	17	(458)	762	—	8	770
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period	858	—	29	887	96	—	21	117
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period	$383	$—	$46	$429	$858	$—	$29	$887

3.    DISPOSITIONS AND ACQUISITIONS
Dispositions
In 2018, we sold the following properties and recognized total gains of $132 million in the “Gains and other income, net” caption of our Income Statements:

•	The Tremont Chicago Hotel at Magnificent Mile and Le Centre Sheraton Montreal Hotel, two North American Full-Service properties;

•	The Westin Denarau Island Resort and The Sheraton Fiji Resort, two Asia Pacific properties; and

•	The Sheraton Buenos Aires Hotel & Convention Center and Park Tower, A Luxury Collection Hotel, Buenos Aires, two Caribbean and Latin America properties.
In 2018, we sold our interest in three equity method investments, whose assets included a plot of land in Italy, the W Hotel Mexico City, and the Royal Orchid Sheraton Hotel & Towers in Bangkok, and we recognized total gains of $42 million in the “Gains and other income, net” caption of our Income Statements. Also in 2018, a Caribbean and Latin America investee sold the JW Marriott Mexico City, and a North American Full-Service investee sold The Ritz-Carlton Toronto, and we recorded our share of the gains of $55 million and $10 million, respectively, in the “Equity in earnings” caption of our Income Statements.
In 2017, we sold the following three North American Full-Service properties:

•	The Sheraton Centre Toronto Hotel that was owned on a long-term ground lease;

•	The Westin Maui that was owned on a long-term ground lease; and

•	The Charlotte Marriott City Center and recognized a $24 million gain in the “Gains and other income, net” caption of our Income Statements.
In 2017, Aramark purchased Avendra LLC, in which we had a 55 percent ownership interest. We recorded a non-recurring pre-tax gain of $659 million in 2017 and $5 million in 2018, which we reflected in the “Gains and other income, net” caption of our Income Statements. After cash paid for income taxes, the gain totaled $425 million. We committed to the owners of the hotels in our system that the benefits derived from Avendra, including any dividends or sale proceeds above our original investment, would be used for the benefit of the hotels in our system. Spending funded by the sale proceeds, which we present in the “Reimbursed expenses” caption of our Income Statements, totaled $115 million ($85 million after-tax) in 2018. In conjunction with the sale of Avendra to Aramark, we entered into a new five-year procurement services agreement with Avendra for the benefit of our managed and owned properties in North America.
In 2016, we sold The St. Regis San Francisco, a North American Full-Service property.
Acquisitions
In 2018, we purchased the Sheraton Grand Phoenix, a North American Full-Service property that we manage, for $255 million.
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
Pro Forma Results of Operations. We prepared unaudited pro forma information in accordance with applicable accounting standards, assuming we completed the Starwood Combination on January 1, 2015, and using our estimates of the fair values of assets and liabilities as of the Merger Date. Pro forma revenues totaled $22,492 million in 2016. Pro forma net income totaled $1,180 million in 2016, and reflected $113 million of integration costs. These unaudited pro forma results do not reflect any synergies from operating efficiencies, and they are not necessarily indicative of what the actual results of operations of the combined company would have been if the Starwood Combination had occurred on January 1, 2015, nor are they indicative of future results of operations.

4.    EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

(in millions, except per share amounts)	2018	2017	2016
Computation of Basic Earnings Per Share
Net income	$1,907	$1,459	$808
Shares for basic earnings per share	350.1	375.2	290.9
Basic earnings per share	$5.45	$3.89	$2.78
Computation of Diluted Earnings Per Share
Net income	$1,907	$1,459	$808
Shares for basic earnings per share	350.1	375.2	290.9
Effect of dilutive securities
Share-based compensation	4.1	4.7	4.8
Shares for diluted earnings per share	354.2	379.9	295.7
Diluted earnings per share	$5.38	$3.84	$2.73
5.    SHARE-BASED COMPENSATION
RSUs and PSUs
We granted RSUs in 2018 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. Upon vesting, RSUs convert to shares of our common stock which we distribute from treasury shares. We also granted performance-based RSUs (“PSUs”) in 2018 to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for RevPAR Index, room openings, and/or net administrative expense over, or at the end of, a three-year performance period.
We had deferred compensation costs for RSUs of approximately $167 million at year-end 2018 and $164 million at year-end 2017. The weighted average remaining term for RSUs outstanding at year-end 2018 was two years.
The following table provides additional information on RSUs for the last three fiscal years:

	2018	2017	2016
Share-based compensation expense (in millions)	$170	$172	$204
Weighted average grant-date fair value (per RSU)	$132	$85	$66
Aggregate intrinsic value of distributed RSUs (in millions)	$294	$322	$190
The following table presents the changes in our outstanding RSUs, including PSUs, during 2018 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2017	5.6	$71
Granted	1.5	132
Distributed	(2.1)	69
Forfeited	(0.2)	93
Outstanding at year-end 2018	4.8	$90
Other Information
At year-end 2018, we had 31 million remaining shares authorized under the Marriott and Starwood stock plans.

6.    INCOME TAXES
The components of our earnings before income taxes for the last three fiscal years consisted of:

($ in millions)	2018	2017	2016
U.S.	$1,311	$2,153	$888
Non-U.S.	1,034	829	351
	$2,345	$2,982	$1,239
Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2018	2017	2016
Current	-U.S. Federal	$(169)	$(1,253)	$(203)
	-U.S. State	(94)	(152)	(41)
	-Non-U.S.	(284)	(178)	(56)
		(547)	(1,583)	(300)

Deferred	-U.S. Federal	10	61	(80)
	-U.S. State	(6)	(33)	(17)
	-Non-U.S.	105	32	(34)
		109	60	(131)
		$(438)	$(1,523)	$(431)
Our tax provision included an excess tax benefit of $42 million in 2018 and $72 million in 2017 related to the vesting or exercise of share-based awards. Our tax provision did not reflect excess tax benefits of $32 million in 2016, as this period occurred before our adoption of ASU 2016-09. In our Statements of Cash Flows, we presented excess tax benefits as financing cash flows before our adoption of ASU 2016-09.
Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2016 to the end of 2018:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2016	$24
Additions from Starwood Combination	387
Change attributable to tax positions taken in prior years	(3)
Change attributable to tax positions taken during the current period	16
Decrease attributable to settlements with taxing authorities	(2)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2016	421
Change attributable to tax positions taken in prior years	12
Change attributable to tax positions taken during the current period	87
Decrease attributable to settlements with taxing authorities	(28)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2017	491
Change attributable to tax positions taken in prior years	37
Change attributable to tax positions taken during the current period	148
Decrease attributable to settlements with taxing authorities	(53)
Unrecognized tax benefit at year-end 2018	$623
Our unrecognized tax benefit balances included $497 million at year-end 2018, $385 million at year-end 2017, and $288 million at year-end 2016 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that we will settle $243 million of unrecognized tax benefits within the next twelve months. This includes $210 million of U.S. federal issues that are currently in appeals and $33 million of state and non-U.S. audits we expect to resolve in 2019. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. Related interest totaled $3 million in 2018, $24 million in 2017, and $8 million in 2016.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of year-end 2018, we have settled all issues for tax years through 2013 for Marriott and through 2009 for Starwood. Our Marriott 2014 and 2015 tax year audits are substantially complete, and our Marriott 2016 through 2018 tax year audits are currently ongoing. Starwood is currently under audit by the IRS for years 2010 through 2016. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
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
The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of year-end 2018 and year-end 2017:

($ in millions)	At Year-End 2018	At Year-End 2017
Deferred Tax Assets
Employee benefits	$261	$264
Net operating loss carry-forwards	494	376
Accrued expenses and other reserves	160	161
Receivables, net	12	21
Tax credits	24	27
Loyalty Program	133	31
Deferred income	56	17
Self-insurance	—	12
Other	13	2
Deferred tax assets	1,153	911
Valuation allowance	(428)	(309)
Deferred tax assets after valuation allowance	725	602
Deferred Tax Liabilities
Joint venture interests	(59)	(33)
Property and equipment	(85)	(62)
Intangibles	(876)	(1,019)
Self-insurance	(19)	—
Deferred tax liabilities	(1,039)	(1,114)
Net deferred taxes	$(314)	$(512)
Our valuation allowance is attributable to non-U.S. and U.S. state net operating loss carry forwards. During 2018, our valuation allowance increased primarily due to net operating losses in Luxembourg.
At year-end 2018, we had approximately $11 million of tax credits that will expire through 2025 and $13 million of tax credits that do not expire. We recorded $10 million of net operating loss benefits in 2018 and $6 million in 2017. At year-end 2018, we had approximately $2,595 million of primarily state and foreign net operating losses, of which $1,712 million will expire through 2038.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2018	2017	2016
U.S. statutory tax rate	21.0%	35.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.5	3.1	3.0
Non-U.S. income	(1.0)	(7.3)	(6.1)
Change in valuation allowance	2.6	2.0	0.3
Change in uncertain tax positions	1.0	2.2	1.4
Change in U.S. tax rate	(1.7)	(5.5)	0.0
Transition Tax on foreign earnings	0.1	22.8	0.0
Tax on asset dispositions	(2.9)	(0.2)	0.0
Excess tax benefits related to equity awards	(1.8)	(2.4)	0.0
Other, net	(1.1)	1.4	1.2
Effective rate	18.7%	51.1%	34.8%
The non-U.S. income tax benefit presented in the table above includes tax-exempt income in Hong Kong, a tax rate incentive in Singapore, a deemed interest deduction in Switzerland, and tax-exempt income earned from certain operations in Luxembourg, which collectively represented 3.4% in 2018, 6.2% in 2017, and 7.4% in 2016. We included the impact of these items in the foreign tax rate differential line above because we consider them to be equivalent to a reduction of the statutory tax rates in these jurisdictions. Pre-tax income in Switzerland, Singapore, Hong Kong, and Luxembourg totaled $432 million in 2018, $576 million in 2017, and $271 million in 2016.
The non-U.S. income tax benefit also includes 1.4% of U.S. income tax expense on non-U.S. operations. We included the impact of this tax in the non-U.S. income line above because we consider this tax to be an integral part of the foreign taxes.
Other Information
We paid cash for income taxes, net of refunds of $678 million in 2018, $636 million in 2017, and $293 million in 2016.
Tax Cuts and Jobs Act of 2017
The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017. The SEC had provided accounting and reporting guidance that allowed us to report provisional amounts within a measurement period up to one year from the enactment date. Complexities inherent in adopting the changes included additional guidance, interpretations of the law, and further analysis of data and tax positions. In 2018, we completed the accounting associated with the 2017 Tax Act as further described below.
Reduction of U.S. federal corporate tax rate. The 2017 Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. In 2017, we recorded a provisional estimated net tax benefit of $153 million for our year-end deferred tax assets and liabilities. In 2018, we completed our analyses of all impacts of the 2017 Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences, and recognized a tax benefit of $44 million.
Deemed Repatriation Transition Tax. The Deemed Repatriation Tax (“Transition Tax”) is a new one-time tax on previously untaxed earnings and profits (“E&P”) of certain of our foreign subsidiaries accumulated post-1986 through year-end 2017. In addition to U.S. federal income taxes, the deemed repatriation of such E&P also resulted in additional state income taxes in some of the U.S. states in which we operate. In 2017, we recorded a provisional estimated federal and state Transition Tax expense of $745 million. In 2018, we finalized our preliminary calculation and recorded a charge of $3 million, which includes a benefit of $5 million resulting from changes to E&P as a result of completing an IRS audit. Substantially all of our unremitted foreign earnings that have not been previously taxed have now been subjected to U.S. taxation under the Transition Tax. In 2018, we recorded a charge of $29 million for state tax liability on unremitted accumulated earnings. We have made no additional provision for U.S. income taxes or additional non-U.S. taxes on the remaining unremitted accumulated earnings of our non-U.S. subsidiaries. It is not practical at this time to determine the income tax liability related to any remaining undistributed earnings or additional basis difference not subject to the Transition Tax.
Other provisions. The 2017 Tax Act also included a new provision designed to tax GILTI. We adopted the period cost method and recorded a current provision for GILTI tax related to current-year operations in our annual effective tax rate.

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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at year-end 2018 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$125	$17
Operating profit	212	100
Other	9	2
	$346	$119
Our liability at year-end 2018 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $23 million of “Accrued expenses and other” and $96 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $3 million of debt service guarantees, $32 million of operating profit guarantees, and $2 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
In conjunction with financing obtained for specific projects or properties owned by us or joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the underlying fee simple interest in the land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at year-end 2018 was $57 million.
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
Commitments
At year-end 2018, we had the following commitments outstanding, which are not recorded on our Balance Sheets:

•
We had a right and, under certain circumstances, an obligation to acquire our joint venture partner’s remaining interests in two joint ventures at a price based on the performance of the ventures. In the 2019 first quarter, we accelerated our option to acquire our partner’s interests. We expect to account for the transaction primarily as an acquisition of brand and contract assets.

•
Investment commitments totaling up to $11 million of equity for non-controlling interests in real estate and travel technology-related entities. We expect to invest up to $3 million in 2019 and $6 million thereafter. We do not expect to fund the remaining commitments.

•	Various loan commitments totaling $14 million, of which we expect to fund $5 million in 2019 and $5 million thereafter. We do not expect to fund the remaining commitments.

•
Various commitments to purchase information technology hardware, software, accounting, finance, and maintenance services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $286 million. We expect to purchase goods and services subject to these commitments as follows: $153 million in 2019, $78 million in 2020, $38 million in 2021, and $17 million thereafter.

•	Several commitments aggregating $33 million, which we do not expect to fund.
Letters of Credit
At year-end 2018, we had $136 million of letters of credit outstanding (all outside the Credit Facility, as defined in Footnote 10. Long-Term Debt), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2018 totaled $152 million, most of which state governments requested in connection with our self-insurance programs.
Data Security Incident
Description of Event
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). Working with leading security experts, we determined that there was unauthorized access to the Starwood network since 2014 and that an unauthorized party had copied information from the Starwood reservations database and taken steps towards removing it. While our forensic review of the incident is now complete, certain data analytics work continues. We have completed the planned phase out of the operation of the Starwood reservations database, effective as of the end of 2018.
Expenses and Insurance Recoveries
In 2018, we recorded $28 million of expenses related to the Data Security Incident, partially offset by $25 million of accrued insurance recoveries, which we recorded in either the “Reimbursed expenses” or “Merger-related costs and charges” captions of our Income Statements. Expenses primarily included costs to investigate the Data Security Incident and customer care costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related loss, up to the amount of loss.
Litigation, Claims, and Government Investigations
To date, approximately 100 putative class action lawsuits have been filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the Data Security Incident. The plaintiffs in these cases, who purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief and other related relief. On February 6, 2019, the U.S. Judicial Panel on Multidistrict Litigation (MDL) issued an order consolidating the U.S. cases filed to that date and transferring them all to the U.S. District Court for the District of Maryland. A putative class action lawsuit was filed against us and certain of our current officers and directors on December 1, 2018 in the U.S. District Court for the Eastern District of New York alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls. The complaint seeks certification of a class of affected persons and unspecified monetary damages, costs and attorneys’ fees. This case is also covered by the MDL order. A shareholder derivative complaint was also filed against the Company and each of the members of our Board of Directors on February 26, 2019 in the U.S. District Court for the Southern District of New York alleging, among other claims, breach of fiduciary duty, corporate waste, mismanagement and violations of the federal securities laws. This case has not yet been consolidated as part of the MDL proceeding. We dispute the allegations in the complaints described above and intend to defend vigorously against such claims.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities are investigating, or otherwise seeking information and/or documents related to, the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (“ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in other jurisdictions, including Germany. Following the Data Security Incident, the ICO notified us that it had opened an investigation into the Company’s online privacy policy and related practices. This investigation is separate from the ICO’s investigation related to the Data Security Incident.

While we believe it is reasonably possible that we may incur losses associated with the above described proceedings and investigations, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings and investigations based on the early stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and the lack of resolution of significant factual and legal issues.
8.    LEASES
The following table presents our future minimum lease obligations for which we are the primary obligor as of year-end 2018:

($ in millions)	Operating Leases	Capital Leases
2019	$171	$13
2020	170	13
2021	145	13
2022	153	13
2023	139	13
Thereafter	1,295	165
Total minimum lease payments where we are the primary obligor	$2,073	$230
Less: Amount representing interest		67
Present value of minimum lease payments		$163
Most leases have initial terms of up to 20 years, contain one or more renewals at our option, generally for five- or 10-year periods, and generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on operating performance of the leased property.
The following table details the composition of rent expense for operating leases for the last three years:

($ in millions)	2018	2017	2016
Minimum rentals	$192	$194	$150
Additional rentals	83	85	67
	$275	$279	$217

9.    SELF-INSURANCE RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES
The following table summarizes the activity in our self-insurance reserve for losses and loss adjustment expenses as of year-end 2018 and 2017:

($ in millions)	2018	2017
Balance at beginning of year	$487	$493
Less: Reinsurance recoverable	(3)	(3)
Net balance at beginning of year	484	490
Incurred related to:
Current year	151	160
Prior years	(37)	(59)
Total incurred	114	101
Paid related to:
Current year	(32)	(30)
Prior years	(96)	(77)
Total paid	(128)	(107)
Net balance at end of year	470	484
Add: Reinsurance recoverable	7	3
Balance at end of year	$477	$487

Current portion classified in “Accrued expenses and other”	$126	$112
Noncurrent portion classified in “Other noncurrent liabilities”	351	375
	$477	$487
We decreased our provision for incurred losses for prior years by $37 million in 2018 and by $59 million in 2017 because of changes in estimates from insured events from prior years due to changes in underwriting experience and frequency and severity trends.

10.	LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2018 and 2017:

($ in millions)	At Year-End 2018	At Year-End 2017
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, maturing March 1, 2019 (effective interest rate of 4.4%)	$600	$598
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	348
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	349	348
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	397	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	448	447
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	345	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	745	744
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	743	743
Series S Notes, interest rate of 6.8%, face amount of $324, matured May 15, 2018 (effective interest rate of 1.7%)	—	330
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	188	197
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	335	337
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	292	292
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	443	—
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 3.2% at December 31, 2018)	547	—
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	347	—
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	—

Commercial paper	2,245	2,371
Credit Facility	—	—
Capital lease obligations	163	171
Other	223	279
	$9,347	$8,238
Less: Current portion of long-term debt	(833)	(398)
	$8,514	$7,840
All our long-term debt is recourse to us but unsecured. All the Senior Notes shown in the table above are our unsecured and unsubordinated obligations, which rank equally with our other Senior Notes and all other unsecured and unsubordinated indebtedness that we have issued or will issue from time to time, and are governed by the terms of an indenture, dated as of November 16, 1998, between us and The Bank of New York Mellon (formerly The Bank of New York), as trustee. With the exception of the floating rate Series Y Notes, we may redeem some or all of each series of the Senior Notes before maturity under the terms provided in the applicable form of Senior Note.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4 billion of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facility” caption earlier in this report in the “Liquidity and Capital Resources” section of Item 7 above for further information on our Credit Facility and available borrowing capacity at December 31, 2018.
In the 2018 fourth quarter, we issued $550 million aggregate principal amount of three-month LIBOR plus 0.600 percent Series Y Notes due December 1, 2020 (the “Series Y Notes”), $350 million aggregate principal amount of 4.150 percent Series Z Notes due December 1, 2023 (the “Series Z Notes”), and $300 million aggregate principal amount of 4.650 percent Series AA Notes due December 1, 2028 (the “Series AA Notes”). We will pay interest on the Series Y Notes on March 1, June 1, September 1, and December 1 of each year, commencing on March 1, 2019, and will pay interest on the Series Z Notes and the Series AA Notes on June 1 and December 1 of each year, commencing on June 1, 2019. We received net proceeds of approximately $1,190 million from the offering of the Series Y Notes, the Series Z Notes, and the Series AA Notes, after deducting the underwriting discount and estimated expenses.
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
The proceeds from our 2018 senior note issuances were made available for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt as of year-end 2018:

Debt Principal Payments ($ in millions)	Amount
2019	$833
2020	912
2021	3,108
2022	1,114
2023	695
Thereafter	2,685
Balance at year-end 2018	$9,347
We paid cash for interest, net of amounts capitalized, of $290 million in 2018, $234 million in 2017, and $165 million in 2016.
11. PENSION AND OTHER POSTRETIREMENT BENEFITS
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

The following tables show changes in plan assets and accumulated benefit obligations and the funded status of our defined benefit pension and other postretirement benefit plans at year-end 2018 and 2017:

	Domestic Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
($ in millions)	2018	2017	2018	2017	2018	2017
Plan Assets
Beginning fair value of plan assets	$—	$—	$294	$262	$—	$—
Actual return on plan assets, net of expenses	—	—	(16)	29	—	—
Employer contribution	2	2	—	2	1	1
Participant contributions	—	—	—	—	1	—
Plan settlement (1)	—	—	(62)	—	—	—
Effect of foreign exchange rates	—	—	(6)	10	—	—
Benefits paid	(2)	(2)	(8)	(9)	(2)	(1)
Ending fair value of plan assets	$—	$—	$202	$294	$—	$—
Accumulated Benefit Obligations
Beginning benefit obligations	$21	$21	$246	$229	$14	$15
Interest cost	1	1	8	8	1	—
Actuarial (gain) loss	(1)	1	2	10	(2)	—
Participant contributions	—	—	—	—	1	—
Plan settlement (1)	—	—	(55)	—	—	—
Effect of foreign exchange rates	—	—	(4)	8	—	—
Benefits paid	(2)	(2)	(9)	(9)	(2)	(1)
Ending accumulated benefit obligations	$19	$21	$188	$246	$12	$14
Funded Status
Overfunded (underfunded) at year-end	$(19)	$(21)	$14	$48	$(12)	$(14)

(1)
In 2018, we transferred the benefit obligations of one of our international pension plans located in the U.K. to Legal & General Assurance Society Limited (“LGAS”). The transaction met the criteria for settlement accounting, and accordingly, we removed the plan asset and liability from our Balance Sheet at year-end 2018. We reported the loss of $20 million in the “Merger-related costs and charges” caption of our Income Statement because we had assumed the plan in “Buy-In” status as a result of the Starwood Combination.

The following table shows the classification of overfunded and (underfunded) amounts in our Balance Sheets at year-end 2018 and 2017:

($ in millions)	At Year-End 2018	At Year-End 2017
Other noncurrent assets	$21	$56
Accrued expenses and other	(3)	(3)
Other noncurrent liabilities	(35)	(40)
	$(17)	$13
The following table shows the benefit obligations for pension plans with accumulated benefit obligations that exceed the fair value of plan assets:

	Domestic Pension Benefits		Foreign Pension Benefits
($ in millions)	2018	2017	2018	2017
Projected benefit obligation	$19	$21	$8	$8
Accumulated benefit obligation	19	21	7	7
Fair value of plan assets	—	—	—	—

The weighted average assumptions used to determine benefit obligations at year-end 2018 and 2017 were as follows:

	Domestic Pension Benefits		Foreign Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017	2018	2017
Discount rate	4.25%	3.50%	3.88%	3.30%	4.24%	3.50%
Rate of compensation increase (1)	n/a	n/a	3.02%	3.02%	n/a	n/a

(1)
Rate of compensation increase is not applicable to domestic pension benefits as all domestic plans are frozen and do not accrue additional benefits, or to other postretirement benefits as it is not an input in the benefit obligation determination.

Our investment objectives for plan assets are to minimize asset value volatility and to ensure the assets are sufficient to pay plan benefits. The target asset allocation is 39% debt securities, 39% equity securities, and 22% other. We consider several factors in assessing the expected return on plan assets, including current and expected allocation of plan assets, investment strategy, historical rates of return and our expectations, as well as investment expert expectations, for investment performance over approximately a ten-year period.
The following tables present our fair value hierarchy of plan assets at year-end 2018 and 2017:

	At Year-End 2018				At Year-End 2017
($ in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$76	$—	$—	$76	$86	$—	$—	$86
Collective trusts	—	1	36	37	—	1	101	102
Equity index trusts	86	—	—	86	94	—	—	94
Money markets	—	2	—	2	1	9	—	10
Bond index funds	—	1	—	1	—	2	—	2
	$162	$4	$36	$202	$181	$12	$101	$294
The collective trust assets include investments in insurance contracts, which we valued using significant unobservable inputs, including plan specific data and bond interest rates. We value all other assets using quoted market prices in active markets or other observable inputs.
The following table shows our expected future pension and other postretirement benefit plan payments for the next ten years:

($ in millions)	Domestic Pension Benefits	Foreign Pension Benefits	Other Postretirement Benefits	Total
2019	$2	$17	$1	$20
2020	2	9	1	12
2021	2	10	1	13
2022	2	10	1	13
2023	1	11	1	13
2024-2028	7	55	5	67

12.    INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2018 and 2017:

($ in millions)	At Year-End 2018	At Year-End 2017
Definite-lived Intangible Assets
Costs incurred to obtain contracts with customers	$1,347	$1,137
Contracts acquired in business combinations and other	1,983	2,052
	3,330	3,189
Accumulated amortization	(674)	(499)
	2,656	2,690
Indefinite-lived Intangible Brand Assets	5,724	5,854
	$8,380	$8,544
We capitalize direct costs that we incur to obtain management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years.
For acquired definite-lived intangible assets, we recorded amortization expense of $111 million in 2018, $116 million in 2017, and $31 million in 2016 in the “Depreciation, amortization, and other” caption of our Income Statements. For these assets, we estimate that our aggregate amortization expense will be $111 million for each of the next five fiscal years.
The following table details the carrying amount of our goodwill at year-end 2018 and 2017:

($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total Goodwill
Balance at year-end 2017	$3,585	$1,769	$1,928	$1,925	$9,207
Foreign currency translation	(19)	(14)	(66)	(69)	(168)
Balance at year-end 2018	$3,566	$1,755	$1,862	$1,856	$9,039
13.    PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2018 and 2017:

($ in millions)	At Year-End 2018	At Year-End 2017
Land	$591	$601
Buildings and leasehold improvements	1,275	1,052
Furniture and equipment	1,439	1,121
Construction in progress	168	116
	3,473	2,890
Accumulated depreciation	(1,517)	(1,097)
	$1,956	$1,793
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $256 million in 2018, $231 million in 2017, and $157 million in 2016 (of which $147 million in 2018, $126 million in 2017, and $76 million in 2016 was included in reimbursed costs). Fixed assets attributed to operations located outside the U.S. were $533 million in 2018 and $705 million in 2017.

14. NOTES RECEIVABLE
The following table presents the expected future principal payments, net of reserves and unamortized discounts, as well as interest rates for our notes receivable as of year-end 2018:

Notes Receivable Principal Payments ($ in millions)	Amount
2019	$6
2020	62
2021	2
2022	2
2023	—
Thereafter	59
Balance at year-end 2018	$131
Weighted average interest rate at year-end 2018	5.9%
Range of stated interest rates at year-end 2018	0 - 9%

At year-end 2018, our recorded investment in impaired senior, mezzanine, and other loans was $45 million, and we had a $25 million allowance for credit losses, leaving $20 million of exposure to our investment in impaired loans. At year-end 2017, our recorded investment in impaired senior, mezzanine, and other loans was $95 million, and we had a $72 million allowance for credit losses, leaving $23 million of exposure to our investment in impaired loans. Our average investment in impaired senior, mezzanine, and other loans totaled $70 million during 2018, $84 million during 2017, and $73 million during 2016.
15.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2018		At Year-End 2017
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$125	$116	$142	$130
Total noncurrent financial assets	$125	$116	$142	$130

Senior Notes	$(5,928)	$(5,794)	$(5,087)	$(5,126)
Commercial paper	(2,245)	(2,245)	(2,371)	(2,371)
Other long-term debt	(184)	(182)	(217)	(221)
Other noncurrent liabilities	(153)	(153)	(178)	(178)
Total noncurrent financial liabilities	$(8,510)	$(8,374)	$(7,853)	$(7,896)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We estimate the fair value of our other long-term debt, including the current portion and excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As noted in Footnote 10. Long-Term Debt, even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2018 and year-end 2017, we determined that the carrying value of our commercial paper approximated fair value due to the short maturity. Our other noncurrent liabilities largely consist of guarantees. As we note in the “Guarantees” caption of Footnote 2. Summary of Significant Accounting Policies, we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2018 and year-end 2017, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.

See the “Fair Value Measurements” caption of Footnote 2. Summary of Significant Accounting Policies for more information on the input levels we use in determining fair value.
16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table details the accumulated other comprehensive loss activity for 2018, 2017, and 2016:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2015	$(192)	$(8)	$4	$—	$(196)
Other comprehensive (loss) income before reclassifications (1)	(311)	1	2	5	(303)
Reclassification of losses	—	2	—	—	2
Net other comprehensive (loss) income	(311)	3	2	5	(301)
Balance at year-end 2016	$(503)	$(5)	$6	$5	$(497)
Other comprehensive income (loss) before reclassifications (1)	478	(14)	(2)	7	469
Reclassification of losses	2	9	—	—	11
Net other comprehensive income (loss)	480	(5)	(2)	7	480
Balance at year-end 2017	$(23)	$(10)	$4	$12	$(17)
Other comprehensive (loss) income before reclassifications (1)	(391)	12	—	(8)	(387)
Reclassification of losses	11	6	—	—	17
Net other comprehensive (loss) income	(380)	18	—	(8)	(370)
Adoption of ASU 2016-01	—	—	(4)	—	(4)
Balance at year-end 2018	$(403)	$8	$—	$4	$(391)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes gains (losses) on intra-entity foreign currency transactions that are of a long-term investment nature of $14 million for 2018, $(147) million for 2017, and $69 million for 2016.

17.    BUSINESS SEGMENTS
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
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, or indirect general, administrative, and other expenses. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate” represents a portion of our revenues, including license fees we receive from our credit card programs and fees from vacation ownership licensing agreements, general, administrative, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments. Beginning in the 2018 first quarter, “Unallocated corporate” also includes revenues and expenses for our Loyalty Program, and we reflected this change in the prior period amounts shown in the tables below. Additionally, in 2016, “Unallocated corporate” also included the impact of Legacy-Starwood operations for the eight days ended September 30, 2016, as we did not allocate Legacy-Starwood’s results to our segments for the period between the Merger Date and the end of the 2016 third quarter.
Our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), monitors assets for the consolidated company, but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues
The following tables present our revenues disaggregated by major revenue stream as of year-end 2018, year-end 2017, and year-end 2016:

	2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$1,255	$903	$479	$518	$3,155
Contract investment amortization	(33)	(12)	(2)	(11)	(58)
Net fee revenues	1,222	891	477	507	3,097
Owned, leased, and other revenue	593	128	182	668	1,571
Cost reimbursement revenue	11,257	2,198	459	1,091	15,005
Total segment revenue	$13,072	$3,217	$1,118	$2,266	$19,673
Unallocated corporate					1,085
Total revenue					$20,758

	2017
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$1,202	$842	$431	$476	$2,951
Contract investment amortization	(25)	(11)	(1)	(13)	(50)
Net fee revenues	1,177	831	430	463	2,901
Owned, leased, and other revenue	697	132	191	685	1,705
Cost reimbursement revenue	11,035	2,256	433	1,140	14,864
Total segment revenue	$12,909	$3,219	$1,054	$2,288	$19,470
Unallocated corporate					982
Total revenue					$20,452

	2016
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$856	$746	$231	$312	$2,145
Contract investment amortization	(21)	(9)	(1)	(9)	(40)
Net fee revenues	835	737	230	303	2,105
Owned, leased, and other revenue	390	119	127	438	1,074
Cost reimbursement revenue	8,199	2,038	274	922	11,433
Total segment revenue	$9,424	$2,894	$631	$1,663	$14,612
Unallocated corporate					795
Total revenue					$15,407
Revenues attributed to operations located outside the U.S. were $4,246 million in 2018, $3,830 million in 2017, and $3,187 million in 2016.

Segment Profits

($ in millions)	2018	2017	2016
North American Full-Service	$1,153	$1,238	$801
North American Limited-Service	786	827	702
Asia Pacific	456	361	160
Other International	570	420	222
Other unallocated corporate	(302)	386	(447)
Interest expense, net of interest income	(318)	(250)	(199)
Income taxes	(438)	(1,523)	(431)
Net income	$1,907	$1,459	$808
Segment profits attributed to operations located outside the U.S. were $1,155 million in 2018, $837 million in 2017, and $446 million in 2016. The 2018 segment profits consisted of segment profits of $456 million from Asia Pacific, $266 million from Europe, $242 million from the Caribbean and Latin America, $62 million from the Middle East and Africa, and $129 million from other locations.
Depreciation, Amortization, and Other

($ in millions)	2018	2017	2016
North American Full-Service	$82	$82	$43
North American Limited-Service	15	14	13
Asia Pacific	26	32	8
Other International	70	71	34
Unallocated corporate	33	30	21
	$226	$229	$119
Capital Expenditures

($ in millions)	2018	2017	2016
North American Full-Service	$290	$21	$35
North American Limited-Service	15	10	7
Asia Pacific	6	12	1
Other International	40	42	38
Unallocated corporate	205	155	118
	$556	$240	$199
18.    RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management services and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities.

The following tables present financial data resulting from transactions with these related parties:
Income Statement Data

($ in millions)	2018	2017	2016
Base management fees	$25	$28	$18
Incentive management fees	12	15	10
Contract investment amortization	(2)	(2)	(2)
Owned, leased, and other revenue	—	2	—
Cost reimbursement revenue	332	356	222
Depreciation, amortization, and other	(2)	(3)	(1)
General, administrative, and other	—	(1)	—
Reimbursed expenses	(337)	(356)	(222)
Gains and other income, net	51	658	1
Interest income	—	4	5
Equity in earnings	103	40	9

Balance Sheet Data

($ in millions)	At Year-End 2018	At Year-End 2017
Current assets
Accounts and notes receivable, net	$31	$42
Prepaid expenses and other	1	—
Intangible assets
Contract acquisition costs and other	32	39
Equity method investments	732	734
Other noncurrent assets	10	17
Current liabilities
Accounts payable	(4)	(11)
Accrued expenses and other	(16)	(17)
Deferred tax liabilities	(20)	(41)
Other noncurrent liabilities	(11)	(4)
Undistributed earnings attributable to our equity method investments represented approximately $70 million of our consolidated retained earnings at year-end 2018.
Summarized Financial Information for Investees
The following tables present summarized financial information for the entities in which we have equity method investments:

($ in millions)	2018	2017	2016 (1)
Sales	$932	$1,176	$747
Net income	221	222	101

($ in millions)	At Year-End 2018	At Year-End 2017
Assets (primarily composed of hotel real estate managed by us)	$2,724	$2,234
Liabilities	1,843	1,649

(1)	2016 sales and net income for entities in which we acquired an investment through the Starwood Combination are for the period from the Merger Date to year-end 2016.
The carrying amount of our equity method investments was $732 million at year-end 2018 and $734 million at year-end 2017. This value exceeded our share of the book value of the investees' net assets by $419 million at year-end 2018 and $441 at year-end 2017, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees.

Other Related Parties
We received management fees of approximately $13 million in 2018, $13 million in 2017, and $13 million in 2016, plus reimbursement of certain expenses, from our operation of properties owned by JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, and other members of the Marriott family.
19.    RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 74 lodging properties at year-end 2018 and 81 at year-end 2017 that we operated or franchised. Over the last three years, we recognized revenues, including cost reimbursement revenue, of $2,542 million in 2018, $2,671 million in 2017, and $2,015 million in 2016 from those lodging properties, and included those revenues in our North American Full-Service and North American Limited-Service reportable business segments, and our Caribbean and Latin America and Europe operating segments.
Host is also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. Host was affiliated with 10 such properties at year-end 2018 and 11 such properties at year-end 2017. We recognized revenues, including cost reimbursement revenue, of $123 million in 2018, $114 million in 2017, and $100 million in 2016 from those lodging properties, and included those revenues in our North American Full-Service reportable business segment and our Europe operating segment.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$5,009	$5,409	$5,051	$5,289	$20,758
Operating income	$530	$818	$596	$422	$2,366
Net income	$420	$667	$503	$317	$1,907
Basic earnings per share (1)	$1.17	$1.89	$1.45	$0.93	$5.45
Diluted earnings per share (1)	$1.16	$1.87	$1.43	$0.92	$5.38

($ in millions, except per share data)	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$4,912	$5,211	$5,078	$5,251	$20,452
Operating income	$546	$744	$790	$424	$2,504
Net income	$371	$489	$485	$114	$1,459
Basic earnings per share (1)	$0.96	$1.29	$1.30	$0.31	$3.89
Diluted earnings per share (1)	$0.95	$1.28	$1.29	$0.31	$3.84

(1)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.
In the 2018 fourth quarter, we identified errors related to our Loyalty Program, which resulted in the understatement of cost reimbursement revenue, net of reimbursed expenses in our previously issued financial statements for the 2018 first, second, and third quarters. Correction of the errors resulted in a $99 million increase to net income for the 2018 first three quarters combined. We concluded that the errors were and continue to be immaterial to those financial statements. We revised each prior period presented in the 2018 quarterly financial data table above to reflect the correction of the immaterial errors because recording the out of period adjustments would have been material to the 2018 fourth quarter. The table below presents the effects of our adjustments.

	2018
	First Quarter			Second Quarter			Third Quarter
($ in millions, except per share amounts)	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted	As Previously Reported	Adjustments	As Adjusted
REVENUES
Base management fees	$273	$—	$273	$300	$—	$300	$279	$—	$279
Franchise fees	417	—	417	475	—	475	502	—	502
Incentive management fees	155	—	155	176	—	176	151	—	151
Gross fee revenues	845	—	845	951	—	951	932	—	932
Contract investment amortization	(18)	—	(18)	(13)	—	(13)	(13)	—	(13)
Net fee revenues	827	—	827	938	—	938	919	—	919
Owned, leased, and other revenue	406	—	406	423	—	423	397	—	397
Cost reimbursement revenue	3,773	3	3,776	3,985	63	4,048	3,733	2	3,735
	5,006	3	5,009	5,346	63	5,409	5,049	2	5,051
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	336	—	336	334	—	334	315	—	315
Depreciation, amortization, and other	54	—	54	58	—	58	52	—	52
General, administrative, and other	247	—	247	217	—	217	221	—	221
Merger-related costs and charges	34	—	34	18	—	18	12	—	12
Reimbursed expenses	3,835	(27)	3,808	3,979	(15)	3,964	3,879	(24)	3,855
	4,506	(27)	4,479	4,606	(15)	4,591	4,479	(24)	4,455
OPERATING INCOME	500	30	530	740	78	818	570	26	596
Gains and other income, net	59	—	59	114	—	114	18	—	18
Interest expense	(75)	—	(75)	(85)	—	(85)	(86)	—	(86)
Interest income	5	—	5	6	—	6	5	—	5
Equity in earnings	13	—	13	21	—	21	61	—	61
INCOME BEFORE INCOME TAXES	502	30	532	796	78	874	568	26	594
Provision for income taxes	(104)	(8)	(112)	(186)	(21)	(207)	(85)	(6)	(91)
NET INCOME	$398	$22	$420	$610	$57	$667	$483	$20	$503
EARNINGS PER SHARE
Earnings per share - basic	$1.11	$0.06	$1.17	$1.73	$0.16	$1.89	$1.39	$0.06	$1.45
Earnings per share - diluted	$1.09	$0.07	$1.16	$1.71	$0.16	$1.87	$1.38	$0.05	$1.43

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
As of the end of the period covered by this annual report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included the validation of data underlying key financial models, substantive logic inspection, fluctuation analyses, and detailed testing.
Material Weakness in Internal Control Over Financial Reporting
A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.
In the 2018 fourth quarter, we identified the following deficiencies in the design of internal control over financial reporting for our Loyalty Program.

1.
There were not sufficient resources with an understanding of both the requirements under generally accepted accounting principles of ASU 2014-09 and Loyalty Program operations involved in the initial implementation and ongoing monitoring of ASU 2014-09 to allow the individuals responsible for the review of the Loyalty Program accounting model to prevent or detect material misstatements on a timely basis in the normal course of their review.

2.
The combination of the Starwood Preferred Guest and Marriott Rewards programs in August 2018 resulted in delayed, incomplete, and inaccurate reporting of Loyalty Program data such that the financial results of the Loyalty Program could not be properly recorded on a timely basis.

These control deficiencies resulted in errors in the calculation of cost reimbursement revenue and reimbursed expenses in our previously issued financial statements for the 2018 first, second, and third quarters. Although the errors were not material to those financial statements, we concluded that the combination of control deficiencies represented a material weakness. Ernst & Young LLP, an independent registered public accounting firm, has independently assessed our internal control over financial reporting and its report is included in Part II, Item 8 of this report.
Remediation of Material Weakness
We have developed a remediation plan that includes steps to increase dedicated personnel, improve reporting processes, and enhance related supporting technology. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.
Internal Control Over Financial Reporting
We have set forth management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting in Part II, Item 8 of this Form 10-K, and we incorporate those reports here by reference.
As outlined above, we are in the process of taking steps to remediate the material weakness. We made no other changes in internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III
Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our shareholders for our 2019 Annual Meeting of Shareholders.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
We include below certain information on our executive officers. This information is as of February 1, 2019, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	86
J.W. Marriott, Jr. was elected Executive Chairman effective March 31, 2012, having relinquished his position as Chief Executive Officer. He served as Chief Executive Officer of the Company and its predecessors since 1972. He joined Marriott in 1956, became President and a Director in 1964, Chief Executive Officer in 1972, and Chairman of the Board in 1985. Mr. Marriott serves on the Board of Trustees of The J. Willard & Alice S. Marriott Foundation and the Executive Committee of the World Travel & Tourism Council. Mr. Marriott has served as a Director of the Company and its predecessors since 1964. He holds a Bachelor of Science degree in banking and finance from the University of Utah.

Arne M. Sorenson President and Chief Executive Officer	60
Arne M. Sorenson is President and Chief Executive Officer of Marriott. Mr. Sorenson became the third CEO in the Company’s history in 2012. Before that, he served as Marriott’s President and Chief Operating Officer. He has held a number of positions since joining Marriott in 1996, including Executive Vice President, Chief Financial Officer, President of Continental European Lodging, and Senior Vice President of Business Development. He was elected to Marriott’s Board of Directors in 2011. Mr. Sorenson is active on multiple boards. He joined the Microsoft Board of Directors in November 2017. He is also a member of the Business Roundtable, serving on both its Immigration and Infrastructure Committees. He serves on the Board of Trustees for The Brookings Institution, the Board of Directors for the Warrior-Scholar Project, and as a member of the Luther College Board of Regents. Before he joined Marriott, Mr. Sorenson was a Partner with the law firm Latham & Watkins in Washington, D.C. He holds a Bachelor of Arts degree from Luther College in Decorah, Iowa and a J.D. from the University of Minnesota Law School.

Bao Giang Val Bauduin Controller and Chief Accounting Officer	42
Val Bauduin became Marriott’s Controller and Chief Accounting Officer in June 2014, with responsibility for the accounting operations of the Company including oversight of Financial Reporting & Analysis, Accounting Policy, Governance, Risk Management (Insurance, Claims, Business Continuity, Fire & Life Safety), Global Finance Shared Services, and the Corporate Finance Business Partners. Before joining Marriott, Mr. Bauduin was a Partner and U.S. Hospitality leader of Deloitte & Touche LLP from 2011 to 2014, where he served as a Travel, Hospitality & Leisure industry expert for Deloitte teams globally. He has supported complex capital market transactions, including initial public offerings, mergers, acquisitions, spinoffs, and real estate development projects related to gaming and hospitality. Mr. Bauduin earned a Bachelor of Arts in Economics from the University of Notre Dame and a Master of Business Administration from The Wharton School at the University of Pennsylvania. He is also a Certified Public Accountant.

Liam Brown President & Managing Director Europe	58
Liam Brown was appointed President & Managing Director of Europe, a division that encompasses Continental Europe, the United Kingdom, and Ireland, in January 2019. Mr. Brown joined Marriott in 1989 and most recently served as President for Franchising, Owner Services and Managed by Marriott Select Brands, North America since 2012. Other key positions held by Mr. Brown include Chief Operations Officer for The Americas for Select Service & Extended Stay Lodging and Owner & Franchise Services, as well as Senior Vice President and Executive Vice President of Development for Marriott’s Select Service & Extended Stay lodging products. Mr. Brown currently serves on the Board of Directors for the International Franchise Association. He holds a Hotel Diploma and Business Degree from the Dublin Institute of Technology, Trinity College and earned his Master of Business Administration from the Robert H. Smith School of Management at the University of Maryland.

Name and Title	Age	Business Experience
Anthony G. Capuano Executive Vice President and Global Chief Development Officer	53
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

David Grissen Group President	61
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

Alex Kyriakidis President & Managing Director Middle East & Africa	66
Alex Kyriakidis became President & Managing Director, Middle East & Africa (MEA), for Marriott in 2012. He is responsible for all business activities for MEA, including Development, Brands, Sales, Marketing, Finance, Human Resources, Legal, and Operations. Before joining Marriott in 2012, Mr. Kyriakidis served as Global Managing Director - Travel, Hospitality & Leisure for Deloitte LLP. In this role, Mr. Kyriakidis led the Global Travel, Hospitality & Leisure Industry team, where he was responsible for a team of 4,500 professionals. He has dozens of years of experience providing strategic, financial, M&A, operational, asset management and integration services to the travel, hospitality and leisure sectors and has served clients in 25 countries, predominantly in the EMEA and Asia/Pacific regions. Mr. Kyriakidis is a fellow of the Arab Society of Certified Accountants, the British Association of Hotel Accountants, and the Institute of Chartered Accountants in England and Wales. He holds a Bachelor of Science degree in computer science and mathematics from Leeds University in the United Kingdom.

Stephanie Linnartz Executive Vice President and Global Chief Commercial Officer	50
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

Name and Title	Age	Business Experience
Kathleen K. Oberg Executive Vice President and Chief Financial Officer	58
Kathleen (“Leeny”) K. Oberg was appointed as Marriott’s Chief Financial Officer, effective January 1, 2016. Previously, Ms. Oberg was the Chief Financial Officer for The Ritz-Carlton since 2013, where she contributed significantly to the brand’s performance, growth, and organizational effectiveness. Prior to assuming that role, Ms. Oberg served in a range of financial leadership positions with Marriott. From 2008 to 2013, she was the Company’s Senior Vice President, Corporate and Development Finance, where she led a team that valued new hotel development projects and merger and acquisition opportunities, prepared the Company’s long-range plans and annual budgets, and made recommendations for the Company’s financial and capital allocation strategy. From 2006 to 2008, Ms. Oberg served in London as Senior Vice President, International Project Finance and Asset Management for Europe and the Middle East and Africa, and as the region’s senior finance executive. Ms. Oberg first joined Marriott as part of its Investor Relations group in 1999. Before joining Marriott, Ms. Oberg held a variety of financial leadership positions with such organizations as Sodexo (previously Sodexo Marriott Services), Sallie Mae, Goldman Sachs, and Chase Manhattan Bank. She currently serves on the Adobe Board of Directors. She earned her Bachelor of Science in Commerce, with concentrations in Finance and Management Information Systems from the University of Virginia, McIntire School of Commerce and received her Master of Business Administration from Stanford University Graduate School of Business.

Rena Hozore Reiss Executive Vice President and General Counsel	59
Rena Hozore Reiss became Executive Vice President and General Counsel in December 2017. Ms. Reiss previously held the position of Executive Vice President, General Counsel and Corporate Secretary at Hyatt Hotels where she led the global legal team and oversaw Hyatt’s risk management team and corporate transactions group. Prior to her position with Hyatt, Ms. Reiss was an attorney in Marriott’s law department from 2000 to 2010 building her career in roles with increasing responsibility, ultimately holding the position of Senior Vice President and Associate General Counsel in which she led Marriott’s development efforts in the America’s region. Before joining Marriott, Ms. Reiss was a partner at Counts & Kanne, Chartered, in Washington, D.C. and Associate General Counsel at the Miami Herald Publishing Company. She earned her A.B. from Princeton University and her J.D. from Harvard Law School.

David A. Rodriguez Executive Vice President and Global Chief Human Resources Officer	60
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

Craig S. Smith President & Managing Director Asia Pacific	56
Craig S. Smith became President and Managing Director of Asia Pacific in June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning the region. Mr. Smith began his career with Marriott in 1988. Before his current position, Mr. Smith served as President of Marriott’s Caribbean and Latin American region from 2011 to 2015. Before moving to the Caribbean and Latin American region in 2011, he was Executive Vice President and Chief Operations Officer for Asia Pacific. As the son of an American diplomat, Mr. Smith has lived in 13 countries, working in North America, the Caribbean, Latin America, Asia Pacific, and Australia. He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned his Master of Business Administration from the Rotman School of Management at the University of Toronto and a Bachelor of Science from Brigham Young University.

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
We have not filed as exhibits certain instruments defining the rights of holders of the long-term debt of Marriott or its subsidiary Starwood Hotels & Resorts Worldwide, LLC, pursuant to Item 601(b)(4)(iii) of Regulation S-K promulgated under the Exchange Act, because the amount of debt authorized and outstanding under each such instrument does not exceed 10 percent of the total assets of the Company’s and its consolidated subsidiaries. The Company agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Agreement and Plan of Merger, dated as of November 15, 2015, by and among the Company, Starwood, and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed November 16, 2015 (File No. 001-13881).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated March 20, 2016, by and among the Company, Starwood, and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed March 21, 2016 (File No. 001-13881).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2017 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year ended January 1, 1999 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.1.1	U.S. $4,000,000,000 Fourth Amended and Restated Credit Agreement dated as of June 10, 2016 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed June 13, 2016 (File No. 001-13881).

10.1.2	First Amendment as of December 7, 2018 to the Fourth Amended and Restated Credit Agreement dated as of June 10, 2016 with Bank of America, N.A. as administrative agent and certain banks.	Filed with this report.

10.2.1
License, Services and Development Agreement entered into on November 17, 2011, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.
Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.2.2
First Amendment to License, Services, and Development Agreement for Marriott Projects, dated February 26, 2018, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.
Exhibit No. 10.1 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.2.3
Letter of Agreement, effective as of September 1, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Starwood Hotels & Resorts Worldwide, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.
Exhibit No. 10.2 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

10.3.1
License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.
Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.3.2
First Amendment to License, Services, and Development Agreement for Ritz-Carlton Projects, dated February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.
Exhibit No. 10.2 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.4.1
Marriott Rewards Affiliation Agreement entered into on November 17, 2011, among the Company, Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc., and the other signatories thereto.
Exhibit No. 10.5 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.4.2
First Amendment to the Marriott Rewards Affiliation Agreement, dated February 26, 2018, among the Company, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, and Marriott Ownership Resorts, Inc.
Exhibit No. 10.3 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.5.1	Non-Competition Agreement entered into on November 17, 2011, with Marriott Vacations Worldwide Corporation.	Exhibit No. 10.6 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.5.2	Termination of Noncompetition Agreement, dated February 26, 2018, between the Company and MVWC.	Exhibit No. 10.4 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.6.1	Noncompetition Agreement, dated as of May 11, 2016, between Starwood and Vistana Signature Experiences, Inc.	Exhibit 10.2 to Starwood’s Form 8-K filed May 12, 2016 (File No. 001-07959).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

10.6.2	Termination of Noncompetition Agreement, effective as of September 1, 2018, between Starwood Hotels & Resorts Worldwide, LLC and Vistana Signature Experiences, Inc.	Exhibit No. 10.1 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

*10.7.1	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.7.2	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.7.3	Amendment dated September 23, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.7.4	Amendment dated May 5, 2017 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.7.5	Amendment dated February 15, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

*10.8.1	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.8.2	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2010.	Exhibit 10.9.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.3	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective April 1, 2010.	Exhibit 10.9.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.4	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective October 25, 2011.	Exhibit 10.9.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.5	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective November 19, 2011.	Exhibit 10.9.4 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.6	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2013.	Exhibit 10.9.5 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.7	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (409A).	Exhibit 10.9.6 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.8	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (Starwood deferral elections).	Exhibit 10.9.7 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.9	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2019.	Filed with this report.

*10.9.1	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.10 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.2	Form of Senior Executive Supplemental Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.10.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.10.1	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.11 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.10.2	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.11.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.10.3	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.6.1 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.10.4	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.6.2 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.11.1	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.12 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.11.2	Form of Senior Executive Supplemental Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.12.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.11.3	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit 10.12.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.11.4	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.7 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.12.1	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.13 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.12.2	Form of Business Integration Performance Share Unit Award Agreement for the Marriott International Inc. Stock and Cash Incentive Plan.	Exhibit 10.13.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.12.3	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.8 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.13	Summary of Marriott International, Inc. Director Compensation.	Exhibit 10.1 to our Form 10-Q filed August 7, 2018 (File No. 001-13881).

*10.14	Marriott International, Inc. Executive Officer Annual Cash Incentive Program.	Exhibit 10.9 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.15.1	Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.4 to Starwood’s Form 10-Q for the quarterly period ended June 30, 1999 (File No. 001-07959).

*10.15.2	First Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-07959).

*10.15.3	Second Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.2 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.16.1	Starwood 2002 Long-Term Incentive Compensation Plan.	Annex B of Starwood’s 2002 Notice of Annual Meeting and Proxy Statement filed April 12, 2002 (File No. 001-07959).

*10.16.2	First Amendment to the Starwood 2002 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.17.1	Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008.	Exhibit 10.3 to Starwood’s Form 8-K filed January 6, 2009 (File No. 001-07959).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.17.2	First Amendment to the Starwood 2004 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-07959).

*10.18.1	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

*10.18.2	Amendment dated May 5, 2017 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 10.19.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.19
Amendment dated June 29, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.
Exhibit 10.20 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.20
Amendment dated September 23, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.
Exhibit 10.21 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.21
Amendment dated November 10, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan, the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.
Exhibit 10.22 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

†10.22	Amended and Restated Side Letter Agreement - Program Affiliation, dated February 26, 2018, among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries.	Exhibit No. 10.5 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.23	Aircraft Time Sharing Agreement, effective as of September 20, 2018, between Marriott International Administrative Services, Inc. and J. Willard Marriott Jr.	Exhibit No. 10.3 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

*	Denotes management contract or compensatory plan.

†
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Consolidated Statements of Income for the year-ended December 31, 2018, December 31, 2017, and December 31, 2016; (ii) the Consolidated Balance Sheets at December 31, 2018, and December 31, 2017; (iii) the Consolidated Statements of Cash Flows for the year-ended December 31, 2018, December 31, 2017, and December 31, 2016; (iv) the Consolidated Statements of Comprehensive Income for the year-ended December 31, 2018, December 31, 2017, and December 31, 2016; (v) the Consolidated Statements of Shareholders’ Equity for the year-ended December 31, 2018, December 31, 2017, and December 31, 2016; and (vi) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 1st day of March 2019.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Executive Vice President and Chief Financial Officer
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Bao Giang Val Bauduin	Controller and Chief Accounting Officer
Bao Giang Val Bauduin

DIRECTORS:

/s/J.W. Marriott, Jr.	/s/Lawrence W. Kellner
J.W. Marriott, Jr., Executive Chairman and Chairman of the Board	Lawrence W. Kellner, Director

/s/Mary K. Bush	/s/Debra L. Lee
Mary K. Bush, Director	Debra L. Lee, Director

/s/Bruce W. Duncan	/s/Aylwin B. Lewis
Bruce W. Duncan, Director	Aylwin B. Lewis, Director

/s/Deborah Marriott Harrison	/s/George Muñoz
Deborah Marriott Harrison, Director	George Muñoz, Director

/s/Frederick A. Henderson	/s/Steven S Reinemund
Frederick A. Henderson, Director	Steven S Reinemund, Director

/s/Eric Hippeau	/s/Susan C. Schwab
Eric Hippeau, Director	Susan C. Schwab, Director