Form 10-Q
period 2019-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2019-05-10
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	MAR	Nasdaq Global Select Market Chicago Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 332,988,834 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 30, 2019.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
REVENUES
Base management fees	$282	$273
Franchise fees	450	417
Incentive management fees	163	155
Gross fee revenues	895	845
Contract investment amortization	(14)	(18)
Net fee revenues	881	827
Owned, leased, and other revenue	375	406
Cost reimbursement revenue	3,756	3,776
	5,012	5,009
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	325	336
Depreciation, amortization, and other	54	54
General, administrative, and other	222	247
Merger-related costs and charges	9	34
Reimbursed expenses	3,892	3,808
	4,502	4,479
OPERATING INCOME	510	530
Gains and other income, net	5	59
Interest expense	(97)	(75)
Interest income	6	5
Equity in earnings	8	13
INCOME BEFORE INCOME TAXES	432	532
Provision for income taxes	(57)	(112)
NET INCOME	$375	$420
EARNINGS PER SHARE
Earnings per share - basic	$1.10	$1.17
Earnings per share - diluted	$1.09	$1.16
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$375	$420
Other comprehensive (loss) income:
Foreign currency translation adjustments	33	152
Derivative instrument adjustments, net of tax	(1)	(3)
Reclassification of (income) loss, net of tax	(1)	13
Total other comprehensive (loss) income, net of tax	31	162
Comprehensive income	$406	$582
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and equivalents	$258	$316
Accounts and notes receivable, net	2,218	2,133
Prepaid expenses and other	259	257
	2,735	2,706
Property and equipment, net	1,961	1,956
Intangible assets
Brands	5,959	5,790
Contract acquisition costs and other	2,643	2,590
Goodwill	9,053	9,039
	17,655	17,419
Equity method investments	584	732
Notes receivable, net	124	125
Deferred tax assets	171	171
Operating lease assets	979	—
Other noncurrent assets	537	587
	$24,746	$23,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$231	$833
Accounts payable	745	767
Accrued payroll and benefits	1,039	1,345
Liability for guest loyalty program	2,625	2,529
Accrued expenses and other	1,208	963
	5,848	6,437
Long-term debt	10,025	8,514
Liability for guest loyalty program	2,888	2,932
Deferred tax liabilities	441	485
Deferred revenue	743	731
Operating lease liabilities	889	—
Other noncurrent liabilities	2,309	2,372
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,706	5,814
Retained earnings	9,219	8,982
Treasury stock, at cost	(12,967)	(12,185)
Accumulated other comprehensive loss	(360)	(391)
	1,603	2,225
	$24,746	$23,696
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
OPERATING ACTIVITIES
Net income	$375	$420
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	68	73
Share-based compensation	40	42
Income taxes	(7)	24
Liability for guest loyalty program	52	208
Contract acquisition costs	(56)	(29)
Merger-related charges	(10)	(16)
Working capital changes	(401)	(98)
Gain on asset dispositions	(4)	(60)
Other	94	111
Net cash provided by operating activities	151	675
INVESTING ACTIVITIES
Capital expenditures	(66)	(64)
Dispositions	2	108
Loan advances	—	(12)
Loan collections	4	5
Other	(28)	12
Net cash (used in) provided by investing activities	(88)	49
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	665	627
Issuance of long-term debt	841	—
Repayment of long-term debt	(603)	(13)
Issuance of Class A Common Stock	5	4
Dividends paid	(139)	(118)
Purchase of treasury stock	(797)	(815)
Share-based compensation withholding taxes	(95)	(95)
Net cash used in financing activities	(123)	(410)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(60)	314
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	360	429
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$300	$743

(1)
The 2019 amounts include beginning restricted cash of $44 million at December 31, 2018, and ending restricted cash of $42 million at March 31, 2019, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

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
These Financial Statements have not been audited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2018 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2019 and December 31, 2018, the results of our operations for the three months ended March 31, 2019 and March 31, 2018, and cash flows for the three months ended March 31, 2019 and March 31, 2018. As described in Part II, Item 8 of our 2018 Form 10-K, in the 2018 fourth quarter, we identified errors related to our Loyalty Program, which resulted in the understatement of cost reimbursement revenue, net of reimbursed expenses. We presented revised information for the 2018 first, second, and third quarters in our 2018 Form 10-K, and the accompanying Income Statement for the three months ended March 31, 2018 reflects the revised information. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
The accompanying Financial Statements also reflect our adoption of ASU 2016-02. See the “New Accounting Standards Adopted” caption below for additional information.
New Accounting Standards Adopted
Accounting Standards Update (“ASU”) No. 2016-02 - “Leases” (Topic 842). ASU 2016-02 introduces a lessee model that brings substantially all leases onto the balance sheet. Under the standard, a lessee recognizes on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard also distinguishes leases as either finance leases or operating leases. This distinction affects how leases are measured and presented in the income statement and statement of cash flows. We adopted ASU 2016-02 in the 2019 first quarter using the modified retrospective transition method. Our accounting for finance leases remained substantially unchanged. Adoption of the standard resulted in the recording of $1,013 million of operating lease assets and $1,053 million of operating lease liabilities, as of January 1, 2019. We did not adjust our prior period Balance Sheets. Adoption of the standard did not impact our Income Statements or our Statements of Cash Flows.

When we adopted ASU 2016-02, we applied the package of practical expedients allowed by the standard, and therefore, we did not reassess:

•	Whether any expired or existing contracts are or contain leases under the new definition;

•	The lease classification for any expired or existing leases; or

•	Whether previously capitalized costs continue to qualify as initial direct costs.
See Footnote 7. Leases for disclosures required by ASU 2016-02.
2.    ACQUISITIONS
In the 2019 first quarter, we accelerated our option to acquire our partner’s remaining interests in two joint ventures. As a result of the transaction, we recognized an indefinite-lived brand asset for AC Hotels by Marriott of $156 million and management and franchise contract assets, with a weighted-average term of 24 years, totaling $34 million.
3.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2019	March 31, 2018
Computation of Basic Earnings Per Share
Net income	$375	$420
Shares for basic earnings per share	339.6	358.4
Basic earnings per share	$1.10	$1.17
Computation of Diluted Earnings Per Share
Net income	$375	$420
Shares for basic earnings per share	339.6	358.4
Effect of dilutive securities
Share-based compensation	3.2	4.9
Shares for diluted earnings per share	342.8	363.3
Diluted earnings per share	$1.09	$1.16
4.    SHARE-BASED COMPENSATION
RSUs and PSUs
We granted 1.5 million restricted stock units (“RSUs”) during the 2019 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2019 first quarter to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, Marriott Bonvoy™ loyalty member penetration, and adjusted operating income growth over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2019 first quarter had a weighted average grant-date fair value of $117.
We recorded share-based compensation expense for RSUs and PSUs of $38 million in the 2019 first quarter and $39 million in the 2018 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $314 million at March 31, 2019 and $167 million at December 31, 2018.

5.    INCOME TAXES
Our effective tax rate decreased to 13.2 percent for the 2019 first quarter from 21.1 percent for the 2018 first quarter, primarily due to the prior year tax expense incurred for uncertain tax positions relating to legacy-Starwood operations, the prior year state income tax expense due to a change in our position regarding the future remittance of accumulated earnings of non-U.S. subsidiaries, prior year tax on dispositions, and increased earnings in jurisdictions with lower tax rates. The decrease was partially offset by the 2018 release of tax reserves due to the completion of certain examinations.
We paid cash for income taxes, net of refunds, of $64 million in the 2019 first quarter and $88 million in the 2018 first quarter.
6.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at March 31, 2019 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$116	$15
Operating profit	195	98
Other	9	1
	$320	$114
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the underlying fee simple interest in the land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at March 31, 2019 was $57 million.
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
Expenses and Insurance Recoveries
In the 2019 first quarter, we recorded $44 million of expenses related to the Data Security Incident and $46 million of accrued insurance recoveries, which we recorded in either the “Reimbursed expenses” or “Merger-related costs and charges” captions of our Income Statements. Expenses primarily included customer care and legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related loss, up to the amount of total loss incurred in prior and current periods.

Litigation, Claims, and Government Investigations
To date, approximately 100 lawsuits have been filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the Data Security Incident. The vast majority of these cases are putative consumer class actions, in which the plaintiffs, who purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. All of the U.S. cases have been consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (MDL). In addition, a putative class action lawsuit was filed against us and certain of our current officers and directors on December 1, 2018 alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. Two shareholder derivative complaints were also filed on February 26, 2019 and March 15, 2019 against the Company, certain of its officers and certain of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. These cases are also covered by the MDL order. We dispute the allegations in the lawsuits described above and intend to defend vigorously against such claims.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities are investigating, or otherwise seeking information and/or documents related to, the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (“ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. Following the Data Security Incident, the ICO notified us that it had opened an investigation into the Company’s online privacy policy and related practices and an investigation into the Company’s handling of data subject access requests. These investigations are separate from the ICO’s investigation related to the Data Security Incident.
While we believe it is reasonably possible that we may incur losses associated with the above described proceedings and investigations, it is not possible to estimate the amount of loss or range of loss, if any, that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.
7. LEASES
We enter into operating and finance leases primarily for hotels, offices, and equipment. Most leases have initial terms of up to 20 years, and contain one or more renewals at our option, generally for five- or 10-year periods. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option. In addition, our leases generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on operating performance of the leased property. Our lease agreements may also include non-lease components, such as common area maintenance, which we combine with the lease component to account for both as a single lease component. We calculate the present value of future payments using a discount rate equal to our incremental borrowing rate.
The following table details the composition of lease expense for the 2019 first quarter:

Three Months Ended
($ in millions)	March 31, 2019
Operating lease cost	$45
Variable lease cost	27

The following tables present our future minimum lease payments and additional information about our lease obligations as of March 31, 2019:

($ in millions)	Operating Leases	Finance Leases
2019, remaining	$132	$10
2020	161	13
2021	142	13
2022	136	13
2023	107	13
Thereafter	665	165
Total minimum lease payments	$1,343	$227
Less: Amount representing interest	(323)	(65)
Present value of minimum lease payments	$1,020	$162
As of March 31, 2019, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.

March 31, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	11
Finance leases	15
Weighted Average Discount Rate
Operating leases	5.0%
Finance leases	4.4%
The following table details the classification of lease liabilities in our Balance Sheets:

($ in millions)	Caption	March 31, 2019
Operating lease liabilities
Current	Accrued expenses and other	$131
Noncurrent	Operating lease liabilities	889
		$1,020
Finance lease liabilities
Current	Current portion of long-term debt	$6
Noncurrent	Long-term debt	156
		$162
The following table presents supplemental cash flow information for the 2019 first quarter:

Three Months Ended
($ in millions)	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$44
Operating cash outflows for finance leases	2
Financing cash outflows for finance leases	1

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2019 first quarter and year-end 2018:

	At Period End
($ in millions)	March 31, 2019	December 31, 2018
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, matured March 1, 2019 (effective interest rate of 4.4%)	$—	$600
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	349	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	398	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	448	448
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	345	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	745	745
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	744	743
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	186	188
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	334	335
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	292	292
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	443	443
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 3.2% at March 31, 2019)	548	547
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	347	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 3.2% at March 31, 2019)	298	—
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	550	—

Commercial paper	2,911	2,245
Credit Facility	—	—
Finance lease obligations	162	163
Other	219	223
	$10,256	$9,347
Less: Current portion of long-term debt	(231)	(833)
	$10,025	$8,514
We paid cash for interest, net of amounts capitalized, of $70 million in the 2019 first quarter and $51 million in the 2018 first quarter.
We are party to a multicurrency revolving credit agreement (the “Credit Facility”) that provides for up to $4 billion of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, share repurchases, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 10, 2021. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section of Item 2 below for further information on our Credit Facility and available borrowing capacity at March 31, 2019.
In the 2019 first quarter, we issued $300 million aggregate principal amount of LIBOR plus 0.650 percent Series BB Notes due March 8, 2021 (the “Series BB Notes”) and $550 million aggregate principal amount of 3.600 percent Series CC Notes due April 15, 2024 (the “Series CC Notes”). We will pay interest on the Series BB Notes in March, June, September, and December of each year, commencing in June 2019, and will pay interest on the Series CC Notes in April and October of each year, commencing in October 2019. We received net proceeds of approximately $841 million from the offering of the Series BB Notes and Series CC Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	March 31, 2019		December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$124	$120	$125	$116
Total noncurrent financial assets	$124	$120	$125	$116

Senior Notes	$(6,778)	$(6,828)	$(5,928)	$(5,794)
Commercial paper	(2,911)	(2,911)	(2,245)	(2,245)
Other long-term debt	(180)	(183)	(184)	(182)
Other noncurrent liabilities	(152)	(152)	(153)	(153)
Total noncurrent financial liabilities	$(10,021)	$(10,074)	$(8,510)	$(8,374)
See the “Fair Value Measurements” caption of Footnote 2. Summary of Significant Accounting Policies of our 2018 Form 10-K for more information on the input levels we use in determining fair value.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2019 first quarter and 2018 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2018	$(403)	$8	$4	$(391)
Other comprehensive income (loss) before reclassifications (1)	33	(1)	—	32
Reclassification of income	—	(1)	—	(1)
Net other comprehensive income (loss)	33	(2)	—	31
Balance at March 31, 2019	$(370)	$6	$4	$(360)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument Adjustments	Available-For-Sale Securities Unrealized Adjustments	Pension and Postretirement Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2017	$(23)	$(10)	$4	$12	$(17)
Other comprehensive income (loss) before reclassifications (1)	152	(3)	—	—	149
Reclassification of losses	9	4	—	—	13
Net other comprehensive income	161	1	—	—	162
Adoption of ASU 2016-01	—	—	(4)	—	(4)
Balance at March 31, 2018	$138	$(9)	$—	$12	$141

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in a gain of $8 million for the 2019 first quarter and loss of $36 million for the 2018 first quarter.

The following table details the changes in common shares outstanding and shareholders’ equity for the 2019 first quarter and 2018 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
339.1	Balance at year-end 2018	$2,225	$5	$5,814	$8,982	$(12,185)	$(391)
—	Adoption of ASU 2016-02	1	—	—	1	—	—
—	Net income	375	—	—	375	—	—
—	Other comprehensive income	31	—	—	—	—	31
—	Dividends ($0.41 per share)	(139)	—	—	(139)	—	—
1.7	Share-based compensation plans	(62)	—	(108)	—	46	—
(6.7)	Purchase of treasury stock	(828)	—	—	—	(828)	—
334.1	Balance at March 31, 2019	$1,603	$5	$5,706	$9,219	$(12,967)	$(360)

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
359.1	Balance at year-end 2017 (as previously reported)	$3,731	$5	$5,770	$7,391	$(9,418)	$(17)
—	Adoption of ASU 2014-09	(149)	—	—	(149)	—	—
359.1	Balance at year-end 2017 (as adjusted)	3,582	5	5,770	7,242	(9,418)	(17)
—	Adoption of ASU 2016-01	—	—	—	4	—	(4)
—	Adoption of ASU 2016-16	372	—	—	372	—	—
—	Net income	420	—	—	420	—	—
—	Other comprehensive income	162	—	—	—	—	162
—	Dividends ($0.33 per share)	(118)	—	—	(118)	—	—
1.3	Share-based compensation plans	(48)	—	(85)	—	37	—
(5.6)	Purchase of treasury stock	(782)	—	—	—	(782)	—
354.8	Balance at March 31, 2018	$3,588	$5	$5,685	$7,920	$(10,163)	$141
11.    CONTRACTS WITH CUSTOMERS
Our current and noncurrent Loyalty Program liability increased by $52 million, to $5,513 million at March 31, 2019 from $5,461 million at December 31, 2018, primarily reflecting an increase in points earned, partially offset by deferred revenue of $543 million that we recognized in the 2019 first quarter.
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

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$316	$212	$118	$129	$775
Contract investment amortization	(8)	(3)	—	(3)	(14)
Net fee revenues	308	209	118	126	761
Owned, leased, and other revenue	147	31	41	144	363
Cost reimbursement revenue	2,850	529	111	259	3,749
Total segment revenue	$3,305	$769	$270	$529	$4,873
Unallocated corporate					139
Total revenue					$5,012

	Three Months Ended March 31, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$299	$196	$117	$122	$734
Contract investment amortization	(11)	(3)	—	(4)	(18)
Net fee revenues	288	193	117	118	716
Owned, leased, and other revenue	155	33	47	158	393
Cost reimbursement revenue	2,856	514	111	251	3,732
Total segment revenue	$3,299	$740	$275	$527	$4,841
Unallocated corporate					168
Total revenue					$5,009
Segment Profits

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018
North American Full-Service	$289	$277
North American Limited-Service	202	182
Asia Pacific	103	112
Other International	95	159
Unallocated corporate	(166)	(128)
Interest expense, net of interest income	(91)	(70)
Income taxes	(57)	(112)
Net Income	$375	$420

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 131 countries and territories under 30 brands at the end of the 2019 first quarter. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. In our Middle East and Africa and Asia Pacific regions, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit,” which we discuss under the “Performance Measures” section below) less non-controllable expenses such as property insurance, real estate taxes, and capital spending reserves.

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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). We provide our guests new and memorable experiences through our portfolio of brands, innovative technology, personalized guest recognition, and access to travel experiences through our Marriott Bonvoy Moments program. Our brands remain strong due to our skilled management teams, dedicated associates, superior guest service with an emphasis on guest and associate satisfaction, significant distribution, Loyalty Program, multichannel reservation systems, and desirable property amenities. We strive to effectively leverage our size and broad distribution. We believe that Marriott Bonvoy™ (our “Loyalty Program”) generates substantial repeat business that might otherwise go to competing hotels, and we strategically market to its large and growing member base to generate revenue.
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
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident. However, we do not believe this incident will impact our long-term financial health. Although we maintain insurance designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines) related to the Data Security Incident. We expect that the cost of such insurance will increase significantly. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including fines), increased expenses and capital investments for IT and information security, customer care, and increased expenses for insurance, compliance activities, and to meet increased legal and regulatory requirements. See Footnote 6. Commitments and Contingencies for information related to expenses incurred in the 2019 first quarter, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of the Company.

Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. Comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2018 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption.
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
Business Trends
Our 2019 first quarter results reflected a year-over-year increase in the number of properties in our system, favorable demand for our brands in many markets around the world, and generally favorable economic conditions. For the three months ended March 31, 2019, comparable worldwide systemwide RevPAR increased 1.1 percent to $110.16, ADR increased 1.5 percent on a constant dollar basis to $160.24, and occupancy decreased 0.3 percentage points to 68.7 percent, compared to the same period a year ago.
In North America, RevPAR increased in the 2019 first quarter, driven by higher group demand, partially due to the shift in Easter timing. RevPAR growth was partially constrained by new lodging supply in certain markets, the partial shutdown of the U.S. federal government in January 2019, and hurricane recovery demand in 2018. In our Asia Pacific segment in the 2019 first quarter, RevPAR growth was driven by India, Indonesia, Japan, and most markets in Greater China, but was partially constrained by lower demand in South Korea, Thailand, and Hainan Island. Our Europe region experienced higher demand in the 2019 first quarter, led by the U.K. and Spain, partially constrained by lower demand in France due to demonstrations in Paris. In our Middle East and Africa region, RevPAR declined due to ongoing geopolitical and economic instability and supply growth in the Middle East, partially offset by RevPAR growth in Africa. RevPAR grew across our Caribbean and Latin America region, driven by higher ADR, but was partially constrained by lower demand in Mexico, particularly in resort markets.
For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements. In the 2019 first quarter, compared to the 2018 first quarter, North American company-operated house profit margins at comparable properties increased by 30 basis points, primarily reflecting revenue initiatives, procurement savings, and increased productivity. International company-operated house profit margins decreased by 30 basis points, primarily due to RevPAR declines in our Middle East and Africa region, partially offset by margin improvements in our Asia Pacific segment and Caribbean and Latin America region.

System Growth and Pipeline
During the 2019 first quarter, we added 114 properties (18,842 rooms) while 15 properties (2,693 rooms) exited our system, increasing our total properties to 7,003 (1,332,826 rooms). Approximately 42 percent of added rooms are located outside North America, and 16 percent of the room additions are conversions from competitor brands.
Since the end of the 2018 first quarter, we added 508 properties (84,192 rooms), while 93 properties (17,518 rooms) exited our system.
At the end of the 2019 first quarter, we had approximately 475,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and approximately 25,000 hotel rooms approved for development but not yet under signed contracts. Approximately half of the rooms in our development pipeline are outside North America.
Properties and Rooms
At March 31, 2019, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	407	183,246	716	205,315	9	5,275	1,132	393,836
North American Limited-Service	411	64,889	3,536	410,974	20	3,006	3,967	478,869
Asia Pacific	621	181,552	103	27,982	2	410	726	209,944
Other International	596	129,882	461	89,588	32	8,410	1,089	227,880
Timeshare	—	—	89	22,297	—	—	89	22,297
Total	2,035	559,569	4,905	756,156	63	17,101	7,003	1,332,826

Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated Properties
	Three Months Ended March 31, 2019 and Change vs. Three Months Ended March 31, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Luxury (1)	$285.63	1.7%	75.9%	(2.2)%	pts.	$376.42	4.8%
North American Upper Upscale (2)	$140.91	1.1%	72.3%	(0.4)%	pts.	$194.99	1.7%
North American Full-Service (3)	$166.02	1.3%	72.9%	(0.7)%	pts.	$227.76	2.3%
North American Limited-Service (4)	$102.02	(1.5)%	69.4%	(2.1)%	pts.	$147.06	1.6%
North American - All (5)	$145.70	0.7%	71.8%	(1.2)%	pts.	$203.00	2.3%
Greater China	$83.19	2.7%	64.8%	1.6%	pts.	$128.45	0.2%
Rest of Asia Pacific	$130.59	4.2%	75.9%	2.8%	pts.	$172.08	0.4%
Asia Pacific	$103.41	3.5%	69.5%	2.1%	pts.	$148.77	0.4%
Caribbean & Latin America	$160.09	3.2%	66.9%	0.1%	pts.	$239.19	3.0%
Europe	$113.76	1.2%	64.9%	(0.1)%	pts.	$175.28	1.4%
Middle East & Africa	$117.53	(4.1)%	70.3%	1.6%	pts.	$167.16	(6.3)%
International - All (6)	$112.69	1.4%	68.4%	1.4%	pts.	$164.67	(0.6)%
Worldwide (7)	$129.19	1.0%	70.1%	0.1%	pts.	$184.28	0.9%

Comparable Systemwide Properties
	Three Months Ended March 31, 2019 and Change vs. Three Months Ended March 31, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Luxury (1)	$265.03	2.4%	75.2%	(1.7)%	pts.	$352.26	4.8%
North American Upper Upscale (2)	$125.83	1.7%	69.4%	(0.5)%	pts.	$181.24	2.3%
North American Full-Service (3)	$139.49	1.8%	70.0%	(0.6)%	pts.	$199.27	2.6%
North American Limited-Service (4)	$90.87	(0.3)%	68.9%	(1.0)%	pts.	$131.87	1.1%
North American - All (5)	$111.69	0.8%	69.4%	(0.8)%	pts.	$161.00	2.0%
Greater China	$82.43	2.9%	64.3%	1.8%	pts.	$128.17	—%
Rest of Asia Pacific	$126.88	3.6%	74.6%	2.0%	pts.	$170.09	0.8%
Asia Pacific	$104.12	3.3%	69.3%	1.9%	pts.	$150.18	0.5%
Caribbean & Latin America	$122.49	3.6%	65.2%	(0.1)%	pts.	$187.89	3.8%
Europe	$100.24	2.2%	63.5%	0.2%	pts.	$157.73	1.9%
Middle East & Africa	$111.78	(3.7)%	69.4%	1.6%	pts.	$160.99	(5.9)%
International - All (6)	$106.24	1.9%	67.1%	1.1%	pts.	$158.23	0.2%
Worldwide (7)	$110.16	1.1%	68.7%	(0.3)%	pts.	$160.24	1.5%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes North American Luxury and North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and North American Limited-Service.

(6)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(7)	Includes North American - All and International - All.

CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2019 first quarter compared to the 2018 first quarter.
Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Base management fees	$282	$273	$9	3%
Franchise fees	450	417	33	8%
Incentive management fees	163	155	8	5%
Gross fee revenues	895	845	50	6%
Contract investment amortization	(14)	(18)	(4)	(22)%
Net fee revenues	$881	$827	$54	7%
First Quarter
The $9 million increase in base management fees primarily reflected $7 million from unit growth.
The $33 million increase in franchise fees primarily reflected $19 million from unit growth, $4 million of higher branding fees, and $4 million from AC Hotels by Marriott properties whose fees were previously presented in the “Equity in earnings” caption of our Income Statements.
The $8 million increase in incentive management fees primarily reflected higher profits at North American Full-Service managed hotels.
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Owned, leased, and other revenue	$375	$406	$(31)	(8)%
Owned, leased, and other - direct expenses	325	336	(11)	(3)%
	$50	$70	$(20)	(29)%
First Quarter
Owned, leased, and other revenue, net of direct expenses decreased by $20 million, primarily due to $21 million of lower termination fees and $6 million of lower owned and leased profits attributable to properties under renovation, partially offset by $9 million of profits attributable to the Sheraton Grand Phoenix, which we purchased in June 2018.
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Cost reimbursement revenue	$3,756	$3,776	$(20)	(1)%
Reimbursed expenses	3,892	3,808	84	2%
	$(136)	$(32)	$(104)	325%
Cost reimbursement revenue, net of reimbursed expenses, varies due to temporary timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.

First Quarter
Cost reimbursement revenue, net of reimbursed expenses, decreased by $104 million, primarily due to lower Loyalty Program revenues net of expenses.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Depreciation, amortization, and other	$54	$54	$—	—%
General, administrative, and other	222	247	(25)	(10)%
Merger-related costs and charges	9	34	(25)	(74)%
First Quarter
General, administrative, and other expenses decreased by $25 million, primarily due to $35 million expensed in 2018 for the company-funded supplemental retirement savings plan contributions and $7 million of lower foreign exchange losses, partially offset by $5 million of higher administrative costs and $5 million of higher bad debt expenses.
Merger-related costs and charges decreased by $25 million, primarily due to lower integration costs.
Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Gains and other income, net	$5	$59	$(54)	(92)%
Interest expense	(97)	(75)	22	29%
Interest income	6	5	1	20%
Equity in earnings	8	13	(5)	(38)%
First Quarter
Gains and other income, net decreased by $54 million, primarily due to the 2018 gains on our property sales ($53 million).
Interest expense increased by $22 million, primarily due to higher interest on Senior Note issuances, net of maturities ($15 million) and higher commercial paper interest rates ($6 million).
Income Taxes

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Provision for income taxes	$(57)	$(112)	$(55)	(49)%
First Quarter
Provision for income taxes decreased by $55 million, primarily due to the prior year tax expense incurred for uncertain tax positions relating to legacy-Starwood operations ($30 million), the prior year state income tax expense due to a change in our position regarding the future remittance of accumulated earnings of non-U.S. subsidiaries ($27 million), prior year tax expense on dispositions ($14 million), lower operating income ($9 million), and increased earnings in jurisdictions with lower tax rates ($7 million). The decrease was partially offset by the prior year release of tax reserves due to the completion of certain examinations ($34 million).

BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific, for the 2019 first quarter compared to the 2018 first quarter. See Footnote 12. Business Segments for other information about each segment, including revenues and a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2018 first quarter, across our North American Full-Service segment, we added 42 properties (10,610 rooms), and 16 properties (5,357 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Segment revenues	$3,305	$3,299	$6	—%
Segment profits	$289	$277	$12	4%
First Quarter
North American Full-Service segment profits increased by $12 million, primarily due to the following:

•	$11 million of higher base management and franchise fees, primarily reflecting $7 million from unit growth and $5 million from RevPAR growth;

•	$6 million of higher incentive management fees, primarily driven by higher profits at managed hotels;

•
$6 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $16 million of lower termination fees, partially offset by $9 million of profits attributable to the Sheraton Grand Phoenix, which we purchased in June 2018; and

•	$3 million of higher cost reimbursement revenue, net of reimbursed expenses.
North American Limited-Service
Since the end of the 2018 first quarter, across our North American Limited-Service segment, we added 287 properties (34,908 rooms), and 41 properties (3,580 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Segment revenues	$769	$740	$29	4%
Segment profits	$202	$182	$20	11%
First Quarter
North American Limited-Service segment profits increased by $20 million, primarily due to the following:

•	$14 million of higher base management and franchise fees, primarily reflecting $12 million from unit growth; and

•	$6 million of higher cost reimbursement revenue, net of reimbursed expenses.
Asia Pacific
Since the end of the 2018 first quarter, across our Asia Pacific segment, we added 88 properties (21,177 rooms), and 11 properties (3,448 rooms) left our system.

	Three Months Ended
($ in millions)	March 31, 2019	March 31, 2018	Change 2019 vs. 2018
Segment revenues	$270	$275	$(5)	(2)%
Segment profits	$103	$112	$(9)	(8)%
First Quarter
Asia Pacific segment profits decreased by $9 million, primarily due to the following:

•	$4 million of lower cost reimbursement revenue, net of reimbursed expenses;

•	$3 million of higher general, administrative, and other expenses, primarily due to higher bad debt expenses; and

•	$1 million of higher base management and franchise fees, due to $5 million from RevPAR and unit growth, partially offset by $3 million from net unfavorable exchange rates.
SHARE-BASED COMPENSATION
See Footnote 4. Share-Based Compensation for more information.
NEW ACCOUNTING STANDARDS
See Footnote 1. Basis of Presentation for information on our adoption of new accounting standards.
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
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. The Credit Facility defines EBITDA as net income less cost reimbursement revenue, plus reimbursed expenses, plus the sum of interest expense, income taxes, depreciation, amortization, and non-recurring non-cash charges.
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
At March 31, 2019, our available borrowing capacity amounted to $1,340 million and reflected borrowing capacity of $1,082 million under our Credit Facility and our cash balance of $258 million. We calculated that borrowing capacity by taking $4 billion of effective aggregate bank commitments under our Credit Facility and subtracting $2,918 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2019 first quarter, our long-term debt had a weighted average interest rate of 3.3 percent and a weighted average maturity of approximately 4.4 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2019 first quarter.
Cash, cash equivalents, and restricted cash totaled $300 million at March 31, 2019, a decrease of $60 million from year-end 2018, primarily reflecting purchase of treasury stock ($797 million), dividend payments ($139 million), financing outflows for employee share-based compensation withholding taxes ($95 million), and capital expenditures ($66 million). The following cash inflows partially offset these cash outflows: higher commercial paper borrowings ($665 million), long-term debt issuances, net of repayments ($238 million), and net cash provided by operating activities ($151 million). Net cash provided by operating activities in the 2019 first quarter includes a net cash outflow from working capital changes of $401 million, primarily due to a net outflow for accrued payroll and benefits of $297 million, driven by the timing of payment of the company’s match of prior year retirement savings plan contributions and the payment of the 2018 supplemental retirement savings plan contributions.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2019 first quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $66 million in the 2019 first quarter and $64 million in the 2018 first quarter, an increase of $2 million. We expect spending on capital expenditures and other investments will total approximately $600 million to $800 million for the 2019 full year, including contract acquisition costs, equity and other investments, loan advances, and various capital expenditures (including approximately $225 million for maintenance capital spending).
Over time, we have sold hotels, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, many of which we have sold or are seeking to sell, and in 2018, we acquired the Sheraton Grand Phoenix, which we expect to renovate and sell subject to a long-term management agreement. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include property acquisitions, new construction, loans, guarantees, and noncontrolling equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long-term management or franchise agreements.
Share Repurchases
We purchased 6.7 million shares of our common stock during the 2019 first quarter at an average price of $124.16 per share. As of March 31, 2019, 29.0 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Dividends
On February 15, 2019, our Board of Directors declared a quarterly cash dividend of $0.41 per share, which we paid March 29, 2019 to shareholders of record on March 1, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2019 first quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2018 Form 10-K, other than those described below.
Total debt increased $909 million to $10,256 million at March 31, 2019 from $9,347 million at December 31, 2018, reflecting the issuance of our Series BB and CC Notes and higher commercial paper borrowings, partially offset by the maturity of our Series K Notes. See Footnote 8. Long-Term Debt for more information on our total debt at March 31, 2019.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2018 Form 10-K. Since the date of our 2018 Form 10-K, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2018.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the previously reported material weakness in internal control over financial reporting, which we describe in Part II, Item 9A of our 2018 Form 10-K.
Remediation of Material Weakness
We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2018 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, and enhance related supporting technology. We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Changes in Internal Control Over Financial Reporting
On January 1, 2019, we adopted ASU 2016-02. Upon adoption, we implemented changes in internal control over financial reporting related to the development of new accounting policies, lease recognition processes, review control procedures, and financial statement disclosures.
Other than the changes related to our remediation efforts and ASU 2016-02 described above, we made no changes in internal control over financial reporting during the 2019 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation, Claims, and Government Investigations” caption in Footnote 6. Commitments and Contingencies, which we incorporate here by reference.
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
Our industry is highly competitive, which may impact our ability to compete successfully for guests with other hotel properties and home sharing or rental services. We operate in markets that contain many competitors. Each of our hotel brands competes with major hotel chains, regional hotel chains, independent hotels, and home sharing and rental services across national and international venues. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our Loyalty Program, direct booking channels, and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
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
Risks Relating to Our Integration of Starwood
The continued diversion of resources and management’s attention to the integration of Starwood could still adversely affect our day-to-day business. While the integration of Starwood is largely complete, integration-related matters still place a significant burden on our management and internal resources and may continue to do so for some time, which could have adverse effects on our business or financial results.

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
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons in order to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the U.S. Office of Foreign Assets Control and the U.S. Department of Commerce, and authorities in other countries where we do business. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. or other countries may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.
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
Our new programs and new branded products may not be successful. We cannot assure you that new or newly acquired brands, such as those we acquired as a result of the Starwood Combination, our investments in PlacePass and the joint venture with Alibaba, our Homes & Villas by Marriott International home rental offering, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands. Our home rental offering relies on third-party property management companies to provide sufficient inventory that meets our criteria and to service guests in accordance with our standards, and challenges or disagreements related to these arrangements could impact the growth and success of this offering.
Risks relating to natural or man-made disasters, contagious disease, terrorist activity, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the potential spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, have in the past caused and could in the future cause a decline in business or leisure travel and reduce demand for lodging to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, or civil strife, and other geopolitical uncertainty could have a similar effect. Any one or more of these events may reduce the overall demand for lodging or limit the prices that we can obtain, both of which could adversely affect our profits. If a terrorist event were to involve one or more of our branded properties, demand for our properties in particular could suffer, which could further hurt our revenues and profits.
Disagreements with owners of hotels that we manage or franchise may result in litigation or delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for certain system initiatives and costs. Such disagreements may be more likely when hotel returns are weaker. We seek to resolve any disagreements to develop and maintain positive relations with current and potential hotel owners, franchisees, and joint venture partners, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
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

If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of March 31, 2019, we had $17.7 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, residential, and our credit card programs. Under the terms of their agreements with us, our franchisees and licensees interact directly with guests and other third parties under our brand and trade names. Our home rental offering also involves direct engagement between third-party property management companies and our guests. If these franchisees, licensees, or other companies fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data breach involving guest information; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach by the franchisee, licensee, or other company, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting franchisee, licensee, or other company.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations, as we saw in the fourth quarter of 2018. Although we completed contract negotiations for 43 unionized hotels in 2018 following multi-week strikes by our associates at many of those hotels, a number of additional collective bargaining agreements are expected to be negotiated in 2019. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
If we cannot attract and retain talented associates, or if we lose the services of senior executives, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. A shortage of skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and if we lose the services of one or more of our senior executives, we could experience challenges executing our business strategies or other adverse effects on our business.
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. Marriott requires comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, or liabilities that result from breaches in the security of information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018 and 2019 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses in the property market in 2018, and we expect substantial increases in cyber insurance costs due to the state of the cyber insurance market generally and the Data Security Incident. In addition, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
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
Our development and renovation activities expose us to project cost, completion, and resale risks. We occasionally develop, or acquire and renovate, hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in 2014 and 2015 in connection with our development and construction of three EDITION hotels and residences, our ongoing involvement in the development of properties presents a number of risks, including that: (1) any future weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop or renovate could become less attractive due to decreases in demand for hotel and residential properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or selling pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays or cost overruns, including those due to shortages or increased costs of skilled labor and/or materials, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of 2019 first quarter, such properties are subject to the risks that generally relate to investments in real property. While we have sold many properties in recent years and we are actively pursuing additional sales, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.
Development and other investing activities that involve our co-investment with third parties may result in disputes and may decrease our ability to manage risk. We have from time to time invested, and may continue to invest, in partnerships, joint ventures, and other business structures involving our co-investment with third parties. These investments generally include some form of shared control over the development of the asset or operations of the business and create added risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, could have or develop business interests, policies, or objectives that are inconsistent with ours, could take action without our approval (or, conversely, prevent us from taking action without our partner’s approval), or could make requests contrary to our policies or objectives. Should a venture partner become bankrupt we could become liable for our partner’s share of the venture’s liabilities. Actions by a co-venturer might subject the assets owned by the venture or partnership to additional risk, such as increased project costs, project delays, or operational difficulties following project completion. Disagreements with our venture partners may result in litigation. These risks may be more likely to occur in difficult business environments. We cannot assure you that our investments through partnerships or joint ventures will be successful in light of these risks.
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
Some hotel openings in our development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals, increased construction costs or changes in lodging supply dynamics in individual markets. Competition for skilled construction labor and disruption in the supply chain for materials has in the past and could in the future cause construction timelines for pipeline hotels to lengthen. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase by certain companies of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer guests toward their websites (a practice that has been challenged by various trademark owners in federal court). Although we have successfully limited these practices through contracts with key online intermediaries, the number of intermediaries and related companies that drive traffic to intermediaries’ websites is too large to permit us to eliminate this risk entirely. Our business and profitability could be harmed if online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increase the overall cost of Internet bookings for our hotels. In addition, if we are not able to negotiate new agreements on satisfactory terms when our existing contracts with intermediaries (which generally have 2- to 3- year terms) come up for renewal, our business and prospects could be negatively impacted in a number of ways. For example, if newly negotiated agreements are on terms less favorable to our hotels than the expiring agreements, or if we are not able to negotiate new agreements and our hotels no longer appear on intermediary websites, our bookings could decline, our profits (and the operating profits of hotels in our system) could decline, and customers and owners may be less attracted to our brands. We may not be able to recapture or offset any such loss of business through actions we take to enhance our direct marketing and reservation channels or to rely on other channels or other intermediary websites.
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
The Data Security Incident could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., and two shareholder derivative lawsuits in the U.S. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations, such as the European Union’s General Data Protection Regulation. Responding to and resolving these lawsuits, claims and investigations could result in material remedial and other expenses which may not be covered by insurance, including fines. Governmental authorities investigating the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Card issuers or payment card networks may seek to attribute losses or other expenses to the Data Security Incident, and we cannot currently determine to what extent those losses and expenses may be our legal responsibility. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. The Data Security Incident and publicity related to it could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. These expenses and other adverse effects could have a material effect on our market share, reputation, business, financial condition, or results of operations. Although we maintain insurance designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses

(including fines) related to the Data Security Incident. Further, as a result of the Data Security Incident and market forces beyond our control, relevant insurance coverage may not be available in the future on commercially reasonable terms or at all.
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
Additional cybersecurity incidents could have adverse effects on our business. The Data Security Incident was significant, went undetected for a long period of time, and could have numerous adverse effects on our business, as discussed above. If we experience additional cybersecurity incidents or fail to detect and appropriately respond to additional cybersecurity incidents, the severity of the adverse effects on our business could be magnified. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as with the Data Security Incident, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, and their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. We have experienced cyber-attacks, attempts to disrupt access to our systems and data, and attempts to affect the integrity of our data, and the frequency and sophistication of such efforts could continue to increase. In addition to the consequences of the Data Security Incident discussed above, any significant theft of, unauthorized access to, loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate retention and recruiting difficulties, all of which could affect our market share, reputation, business, financial condition, or results of operations. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could magnify the severity of these adverse effects. In addition, although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents, and until we renew our current policy and a new policy period begins, our policy coverage limits will be reduced by the amount of claims paid related to the Data Security Incident. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative or regulatory changes could be adopted in the future, including in reaction to the Data Security Incident or data breaches experienced by other companies. Compliance with changes in applicable data privacy laws and regulations and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, the Information Commissioner’s Office in the United Kingdom (“ICO”) notified us that it had opened an investigation into our online privacy policy and related practices and an investigation into the Company’s handling of data subject access requests. These investigations are separate from the ICO’s investigation specifically related to the Data Security Incident. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to any imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws (such as the California Consumer Privacy Act), or new federal laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential guests and customers from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists were to be prohibited or otherwise restricted, our ability to develop new guests and customers and introduce them to our products could be impaired.
Any disruption in the functioning of our reservation systems could adversely affect our performance and results. We manage global reservation systems that communicate reservations to our hotels from individuals who book reservations directly with us online, through our mobile apps, through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy and efficiency of our reservation systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation systems. Disruptions in or changes to our reservation systems could result in a disruption to our business and the loss of important data.
Other Risks
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 8 “Management’s Report on Internal Control Over Financial Reporting” of our 2018 Form 10-K, in the 2018 fourth quarter, we identified a material weakness in internal control related to our accounting for our Loyalty Program, which resulted in errors in our previously issued financial statements for the 2018 first, second, and third quarters. Internal controls related to the implementation of ASU 2014-09 and the accounting for our Loyalty Program are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weakness and responding to requests from the SEC for documents and information related to these matters. If we are unable to remediate the material weakness in an appropriate and timely manner, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weakness or the discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 - January 31, 2019	—	$—	—	10.7
February 1, 2019 - February 28, 2019	2.4	$126.31	2.4	33.3
March 1, 2019 - March 31, 2019	4.3	$122.97	4.3	29.0

(1)
On November 9, 2017 and February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 30 million shares and 25 million shares, respectively. As of March 31, 2019, 29.0 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2017 (File No. 001-13881).

10.1	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Filed with this report.

10.2	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Filed with this report.

10.3	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Filed with this report.

10.4	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.
We have submitted electronically the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018; (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018; (iii) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018; and (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
10th day of May, 2019

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)