Form 10-Q
period 2019-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2019-08-06
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881
_________________________________________________
MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________

Delaware			52-2055918
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

10400 Fernwood Road	Bethesda	Maryland	20817
(Address of principal executive offices)			(Zip Code)
(301) 380-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	MAR	Nasdaq Global Select Market
Class A Common Stock, $0.01 par value	MAR	Chicago Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 329,358,821 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 26, 2019.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES
Base management fees	$309	$300	$591	$573
Franchise fees	525	475	975	892
Incentive management fees	165	176	328	331
Gross fee revenues	999	951	1,894	1,796
Contract investment amortization	(15)	(13)	(29)	(31)
Net fee revenues	984	938	1,865	1,765
Owned, leased, and other revenue	418	423	793	829
Cost reimbursement revenue	3,903	4,048	7,659	7,824
	5,305	5,409	10,317	10,418
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	331	334	656	670
Depreciation, amortization, and other	56	58	110	112
General, administrative, and other	229	217	451	464
Merger-related costs and charges	173	18	182	52
Reimbursed expenses	4,107	3,964	7,999	7,772
	4,896	4,591	9,398	9,070
OPERATING INCOME	409	818	919	1,348
Gains and other income, net	1	114	6	173
Interest expense	(102)	(85)	(199)	(160)
Interest income	6	6	12	11
Equity in earnings	—	21	8	34
INCOME BEFORE INCOME TAXES	314	874	746	1,406
Provision for income taxes	(82)	(207)	(139)	(319)
NET INCOME	$232	$667	$607	$1,087
EARNINGS PER SHARE
Earnings per share - basic	$0.70	$1.89	$1.80	$3.06
Earnings per share - diluted	$0.69	$1.87	$1.79	$3.02
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$232	$667	$607	$1,087
Other comprehensive income (loss):
Foreign currency translation adjustments	38	(399)	71	(247)
Derivative instrument adjustments and other, net of tax	(1)	11	(2)	8
Reclassification of (income) loss, net of tax	(3)	3	(4)	16
Total other comprehensive income (loss), net of tax	34	(385)	65	(223)
Comprehensive income	$266	$282	$672	$864
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and equivalents	$284	$316
Accounts and notes receivable, net	2,328	2,133
Prepaid expenses and other	257	257
	2,869	2,706
Property and equipment, net	1,945	1,956
Intangible assets
Brands	5,968	5,790
Contract acquisition costs and other	2,646	2,590
Goodwill	9,067	9,039
	17,681	17,419
Equity method investments	580	732
Notes receivable, net	97	125
Deferred tax assets	171	171
Operating lease assets	977	—
Other noncurrent assets	573	587
	$24,893	$23,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$229	$833
Accounts payable	927	767
Accrued payroll and benefits	1,067	1,345
Liability for guest loyalty program	2,157	2,529
Accrued expenses and other	1,244	963
	5,624	6,437
Long-term debt	10,185	8,514
Liability for guest loyalty program	3,530	2,932
Deferred tax liabilities	359	485
Deferred revenue	768	731
Operating lease liabilities	893	—
Other noncurrent liabilities	2,294	2,372
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,729	5,814
Retained earnings	9,292	8,982
Treasury stock, at cost	(13,460)	(12,185)
Accumulated other comprehensive loss	(326)	(391)
	1,240	2,225
	$24,893	$23,696
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net income	$607	$1,087
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	139	143
Share-based compensation	90	93
Income taxes	(102)	(170)
Liability for guest loyalty program	226	360
Contract acquisition costs	(93)	(71)
Merger-related charges	142	(23)
Working capital changes	(379)	(166)
Gain on asset dispositions	(6)	(173)
Other	114	49
Net cash provided by operating activities	738	1,129
INVESTING ACTIVITIES
Capital expenditures	(142)	(388)
Dispositions	2	436
Loan advances	(10)	(13)
Loan collections	6	29
Other	(30)	50
Net cash (used in) provided by investing activities	(174)	114
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	823	707
Issuance of long-term debt	841	443
Repayment of long-term debt	(617)	(387)
Issuance of Class A Common Stock	6	4
Dividends paid	(298)	(262)
Purchase of treasury stock	(1,228)	(1,673)
Share-based compensation withholding taxes	(123)	(101)
Other	(8)	—
Net cash used in financing activities	(604)	(1,269)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(40)	(26)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	360	429
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$320	$403

(1)
The 2019 amounts include beginning restricted cash of $44 million at December 31, 2018, and ending restricted cash of $36 million at June 30, 2019, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2019 and December 31, 2018, the results of our operations for the three and six months ended June 30, 2019 and June 30, 2018, and cash flows for the six months ended June 30, 2019 and June 30, 2018. As described in Part II, Item 8 of our 2018 Form 10-K, in the 2018 fourth quarter, we identified errors related to our Loyalty Program, which resulted in the understatement of cost reimbursement revenue, net of reimbursed expenses. We presented revised information for the 2018 first, second, and third quarters in our 2018 Form 10-K, and the accompanying Income Statement for the three and six months ended June 30, 2018 reflects the revised information. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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
3.    EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Computation of Basic Earnings Per Share
Net income	$232	$667	$607	$1,087
Shares for basic earnings per share	333.8	353.4	336.7	355.9
Basic earnings per share	$0.70	$1.89	$1.80	$3.06
Computation of Diluted Earnings Per Share
Net income	$232	$667	$607	$1,087
Shares for basic earnings per share	333.8	353.4	336.7	355.9
Effect of dilutive securities
Share-based compensation	2.6	3.9	2.9	4.4
Shares for diluted earnings per share	336.4	357.3	339.6	360.3
Diluted earnings per share	$0.69	$1.87	$1.79	$3.02

4.    SHARE-BASED COMPENSATION
RSUs and PSUs
We granted 1.6 million restricted stock units (“RSUs”) during the 2019 first half to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2019 first half to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, Marriott Bonvoy™ loyalty member penetration, and adjusted operating income growth over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2019 first half had a weighted average grant-date fair value of $117.
We recorded share-based compensation expense for RSUs and PSUs of $48 million in the 2019 second quarter and $49 million in the 2018 second quarter, $86 million for the 2019 first half, and $88 million for the 2018 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $266 million at June 30, 2019 and $167 million at December 31, 2018.

5.    INCOME TAXES
Our effective tax rate increased to 26.2 percent for the 2019 second quarter from 23.6 percent for the 2018 second quarter, primarily due to the unfavorable impact of the non-tax deductible accrual for the Proposed ICO Fine discussed in Footnote 6. Commitments and Contingencies. The increase was partially offset by a shift in earnings to jurisdictions with lower tax rates and prior year tax expenses for dispositions.
Our effective tax rate decreased to 18.7 percent for the 2019 first half from 22.6 percent for the 2018 first half, primarily due to the prior year tax expense incurred for uncertain tax positions relating to legacy-Starwood operations, the prior year state income tax expense due to a change in our position regarding the future remittance of accumulated earnings of non-U.S. subsidiaries, prior year tax expenses for dispositions, and a shift in earnings to jurisdictions with lower tax rates. The decrease was partially offset by the 2018 release of tax reserves due to the completion of certain examinations and the unfavorable impact in the 2019 second quarter of the non-tax deductible accrual for the loss contingency related to the Proposed ICO Fine discussed in Footnote 6. Commitments and Contingencies.
We paid cash for income taxes, net of refunds, of $241 million in the 2019 first half and $489 million in the 2018 first half.
6.    COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at June 30, 2019 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$109	$11
Operating profit	198	92
Other	8	1
	$315	$104

Our guarantees listed in the preceding table include $46 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at June 30, 2019 was $57 million.

Data Security Incident
Description of Event
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). Working with leading security experts, we determined that there was unauthorized access to the Starwood network since 2014 and that an unauthorized party had copied information from the Starwood reservations database and taken steps towards removing it. While our forensic review of the incident is now complete, certain data analytics work continues. The Starwood reservations database is no longer used for business operations.
Expenses and Insurance Recoveries
We recorded $148 million of expenses, partially offset by $22 million of accrued insurance recoveries, related to the Data Security Incident during the 2019 second quarter, and $192 million of expenses, partially offset by $68 million of accrued insurance recoveries, related to the Data Security Incident during the 2019 first half, which we recorded in either the “Reimbursed expenses” or “Merger-related costs and charges” captions of our Income Statements. Expenses for the quarter and year-to-date primarily included the accrual for the loss contingency related to the Proposed ICO Fine discussed below, along with customer care and legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods.
Litigation, Claims, and Government Investigations
To date, approximately 100 lawsuits have been filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the Data Security Incident. The vast majority of these cases are putative consumer class actions, in which the plaintiffs, who purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. All of the U.S. cases, except for a single case filed in small claims court in Minnesota, have been consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (MDL). In addition, a putative class action lawsuit was filed against us and certain of our current officers and directors on December 1, 2018, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. Two shareholder derivative complaints were also filed on February 26, 2019 and March 15, 2019, respectively, against the Company, certain of its officers and certain of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. These cases are also covered by the MDL order. We dispute the allegations in the lawsuits described above and intend to defend vigorously against such claims. In addition, in April 2019, we received a letter purportedly on behalf of a shareholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against the Company’s current and certain former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities are investigating, or otherwise seeking information and/or documents related to, the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (“ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. On July 9, 2019, we announced that the

ICO had communicated its intent to issue a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). In the 2019 second quarter, we recorded an accrual in the amount of $126 million for this loss contingency. The accrual was recorded in the “Accrued expenses and other” caption of our Balance Sheets and in the “Merger-related costs and charges” caption of our Income Statements. We have the right to respond to the ICO before the amount of the fine is finally determined and the fine can be issued by the ICO, and we intend to respond and vigorously defend our position. Following the Data Security Incident, the ICO also notified us that it had opened an investigation into the Company’s online privacy policy and related practices and an investigation into the Company’s handling of data subject access requests. These investigations are separate from the ICO’s investigation related to the Data Security Incident and the Proposed ICO Fine does not relate to either of these separate investigations.
While we believe it is reasonably possible that we may incur additional losses associated with the above described proceedings and investigations, it is not possible to estimate the amount of loss or range of loss, if any, in excess of the amounts already incurred that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.
7. LEASES
We enter into operating and finance leases primarily for hotels, offices, and equipment. Most leases have initial terms of up to 20 years and contain one or more renewals at our option, generally for five- to 10-year periods. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option. In addition, our leases generally contain fixed and variable components. The variable components of leases of land or building facilities are primarily based on operating performance of the leased property. Our lease agreements may also include non-lease components, such as common area maintenance, which we combine with the lease component to account for both as a single lease component. We calculate the present value of future payments using a discount rate equal to our incremental borrowing rate.
The following table details the composition of lease expense for the 2019 second quarter and 2019 first half:

	June 30, 2019
($ in millions)	Three Months Ended	Six Months Ended
Operating lease cost	$46	$91
Variable lease cost	31	58

Additionally, in the 2019 second quarter, we recorded an expense of $34 million in the “Merger-related costs and charges” caption of our Income Statements due to the impairment of a legacy-Starwood office building accounted for as a finance lease.

The following tables present our future minimum lease payments and additional information about our lease obligations as of June 30, 2019:

($ in millions)	Operating Leases	Finance Leases
2019, remaining	$90	$6
2020	164	13
2021	148	13
2022	142	13
2023	114	13
Thereafter	680	165
Total minimum lease payments	$1,338	$223
Less: Amount representing interest	(318)	(63)
Present value of minimum lease payments	$1,020	$160

As of June 30, 2019, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.

June 30, 2019
Weighted Average Remaining Lease Term (in years)
Operating leases	11
Finance leases	15
Weighted Average Discount Rate
Operating leases	5.0%
Finance leases	4.4%

The following table details the classification of lease liabilities in our Balance Sheets:

($ in millions)	Caption	June 30, 2019
Operating lease liabilities
Current	Accrued expenses and other	$127
Noncurrent	Operating lease liabilities	893
		$1,020
Finance lease liabilities
Current	Current portion of long-term debt	$6
Noncurrent	Long-term debt	154
		$160

The following table presents supplemental cash flow information for the 2019 first half:

Six Months Ended
($ in millions)	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$89
Operating cash outflows for finance leases	4
Financing cash outflows for finance leases	3

8.    LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2019 second quarter and year-end 2018:

	At Period End
($ in millions)	June 30, 2019	December 31, 2018
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, matured March 1, 2019 (effective interest rate of 4.4%)	$—	$600
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	349	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	398	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	449	448
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	345	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	746	745
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	744	743
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	184	188
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	334	335
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	291	292
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	444	443
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 3.1% at June 30, 2019)	548	547
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	347	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 3.1% at June 30, 2019)	299	—
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	564	—

Commercial paper	3,069	2,245
Credit Facility	—	—
Finance lease obligations	160	163
Other	206	223
	$10,414	$9,347
Less: Current portion of long-term debt	(229)	(833)
	$10,185	$8,514

We paid cash for interest, net of amounts capitalized, of $176 million in the 2019 first half and $144 million in the 2018 first half.
In the 2019 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4.5 billion. The available borrowings support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank

Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section of Item 2 below for further information on our Credit Facility and available borrowing capacity at June 30, 2019.
In the 2019 first quarter, we issued $300 million aggregate principal amount of LIBOR plus 0.650 percent Series BB Notes due March 8, 2021 (the “Series BB Notes”) and $550 million aggregate principal amount of 3.600 percent Series CC Notes due April 15, 2024 (the “Series CC Notes”). We pay interest on the Series BB Notes in March, June, September, and December of each year, commencing in June 2019, and will pay interest on the Series CC Notes in April and October of each year, commencing in October 2019. We received net proceeds of approximately $841 million from the offering of the Series BB Notes and Series CC Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
9.    FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	June 30, 2019		December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$97	$94	$125	$116
Total noncurrent financial assets	$97	$94	$125	$116

Senior Notes	$(6,795)	$(6,994)	$(5,928)	$(5,794)
Commercial paper	(3,069)	(3,069)	(2,245)	(2,245)
Other long-term debt	(167)	(175)	(184)	(182)
Other noncurrent liabilities	(143)	(143)	(153)	(153)
Total noncurrent financial liabilities	$(10,174)	$(10,381)	$(8,510)	$(8,374)

See the “Fair Value Measurements” caption of Footnote 2. Summary of Significant Accounting Policies of our 2018 Form 10-K for more information on the input levels we use in determining fair value.

10.     ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2019 first half and 2018 first half:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive income (loss) before reclassifications (1)	71	(2)	69
Reclassification of income	—	(4)	(4)
Net other comprehensive income (loss)	71	(6)	65
Balance at June 30, 2019	$(332)	$6	$(326)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2017	$(23)	$6	$(17)
Other comprehensive income (loss) before reclassifications (1)	(247)	8	(239)
Reclassification of losses	8	8	16
Net other comprehensive income	(239)	16	(223)
Adoption of ASU 2016-01	—	(4)	(4)
Balance at June 30, 2018	$(262)	$18	$(244)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $2 million for the 2019 first half and $38 million for the 2018 first half.

The following tables detail the changes in common shares outstanding and shareholders’ equity for the 2019 first half and 2018 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
339.1	Balance at year-end 2018	$2,225	$5	$5,814	$8,982	$(12,185)	$(391)
—	Adoption of ASU 2016-02	1	—	—	1	—	—
—	Net income	375	—	—	375	—	—
—	Other comprehensive income	31	—	—	—	—	31
—	Dividends ($0.41 per share)	(139)	—	—	(139)	—	—
1.7	Share-based compensation plans	(62)	—	(108)	—	46	—
(6.7)	Purchase of treasury stock	(828)	—	—	—	(828)	—
334.1	Balance at March 31, 2019	1,603	5	5,706	9,219	(12,967)	(360)
—	Net income	232	—	—	232	—	—
—	Other comprehensive income	34	—	—	—	—	34
—	Dividends ($0.48 per share)	(159)	—	—	(159)	—	—
0.2	Share-based compensation plans	30	—	23	—	7	—
(3.7)	Purchase of treasury stock (1)	(500)	—	—	—	(500)	—
330.6	Balance at June 30, 2019	$1,240	$5	$5,729	$9,292	$(13,460)	$(326)

(1)	At the end of the 2019 second quarter, we made purchases of shares of our common stock totaling $100 million, which settled in cash in the 2019 third quarter.

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
359.1	Balance at year-end 2017 (as previously reported)	$3,731	$5	$5,770	$7,391	$(9,418)	$(17)
—	Adoption of ASU 2014-09	(149)	—	—	(149)	—	—
359.1	Balance at year-end 2017 (as adjusted)	3,582	5	5,770	7,242	(9,418)	(17)
—	Adoption of ASU 2016-01	—	—	—	4	—	(4)
—	Adoption of ASU 2016-16	372	—	—	372	—	—
—	Net income	420	—	—	420	—	—
—	Other comprehensive income	162	—	—	—	—	162
—	Dividends ($0.33 per share)	(118)	—	—	(118)	—	—
1.3	Share-based compensation plans	(48)	—	(85)	—	37	—
(5.6)	Purchase of treasury stock	(782)	—	—	—	(782)	—
354.8	Balance at March 31, 2018	3,588	5	5,685	7,920	(10,163)	141
—	Net income	667	—	—	667	—	—
—	Other comprehensive income	(385)	—	—	—	—	(385)
—	Dividends ($0.41 per share)	(145)	—	—	(145)	—	—
0.1	Share-based compensation plans	45	—	43	—	2	—
(6.2)	Purchase of treasury stock	(850)	—	—	—	(850)	—
348.7	Balance at June 30, 2018	$2,920	$5	$5,728	$8,442	$(11,011)	$(244)

11.     CONTRACTS WITH CUSTOMERS
Our current and noncurrent Loyalty Program liability increased by $226 million, to $5,687 million at June 30, 2019, from $5,461 million at December 31, 2018, primarily reflecting an increase in points earned, partially offset by deferred revenue of $997 million that we recognized in the 2019 first half. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In the 2019 second quarter, the updated estimates resulted in an increase in deferred revenue, and a corresponding reduction of revenue of approximately $147 million ($111 million net of tax).
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
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2019 second quarter, 2018 second quarter, 2019 first half, and 2018 first half:

	Three Months Ended June 30, 2019
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$349	$264	$112	$142	$867
Contract investment amortization	(8)	(3)	(1)	(3)	(15)
Net fee revenues	341	261	111	139	852
Owned, leased, and other revenue	147	38	50	168	403
Cost reimbursement revenue	2,915	602	149	306	3,972
Total segment revenue	$3,403	$901	$310	$613	$5,227
Unallocated corporate					78
Total revenue					$5,305

	Three Months Ended June 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$345	$250	$110	$128	$833
Contract investment amortization	(7)	(3)	(1)	(2)	(13)
Net fee revenues	338	247	109	126	820
Owned, leased, and other revenue	140	37	48	178	403
Cost reimbursement revenue	2,878	576	111	303	3,868
Total segment revenue	$3,356	$860	$268	$607	$5,091
Unallocated corporate					318
Total revenue					$5,409

	Six Months Ended June 30, 2019
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$665	$476	$230	$271	$1,642
Contract investment amortization	(16)	(6)	(1)	(6)	(29)
Net fee revenues	649	470	229	265	1,613
Owned, leased, and other revenue	294	69	91	312	766
Cost reimbursement revenue	5,765	1,131	260	565	7,721
Total segment revenue	$6,708	$1,670	$580	$1,142	$10,100
Unallocated corporate					217
Total revenue					$10,317

	Six Months Ended June 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$644	$446	$227	$250	$1,567
Contract investment amortization	(18)	(6)	(1)	(6)	(31)
Net fee revenues	626	440	226	244	1,536
Owned, leased, and other revenue	295	70	95	336	796
Cost reimbursement revenue	5,734	1,090	222	554	7,600
Total segment revenue	$6,655	$1,600	$543	$1,134	$9,932
Unallocated corporate					486
Total revenue					$10,418

Segment Profits

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
North American Full-Service	$338	$394	$627	$671
North American Limited-Service	253	252	455	434
Asia Pacific	92	140	195	252
Other International	118	160	213	319
Unallocated corporate	(391)	7	(557)	(121)
Interest expense, net of interest income	(96)	(79)	(187)	(149)
Income taxes	(82)	(207)	(139)	(319)
Net Income	$232	$667	$607	$1,087

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 132 countries and territories under 30 brands at the end of the 2019 second quarter. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). We provide our guests new and memorable experiences through our portfolio of brands, innovative technology, personalized guest recognition, and access to travel experiences through our Marriott Bonvoy Tours & Activities program. Our brands remain strong due to our skilled management teams, dedicated associates, superior guest service with an emphasis on guest and associate satisfaction, significant distribution, Loyalty Program, multichannel reservation systems, and desirable property amenities. We strive to effectively leverage our size and broad distribution. We believe that Marriott Bonvoy (our “Loyalty Program”) generates substantial repeat business that might otherwise go to competing hotels, and we strategically market to its large and growing member base to generate revenue.
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
Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
To date, we have not seen a meaningful impact on demand as a result of the Data Security Incident.
On July 9, 2019, we announced that the ICO had communicated its intent to issue a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). See Footnote 6. Commitments and Contingencies for additional information.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including the final amount of the Proposed ICO Fine and any other fines) related to the Data Security Incident. As we expected, the cost of such insurance increased for our current policy period, which recently renewed, and the cost of such insurance could continue to increase in future years. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible fines and penalties), increased expenses and capital investments for IT and information security and data privacy, and increased expenses for insurance, compliance activities, and to meet increased legal and regulatory requirements. See Footnote 6. Commitments and Contingencies for information related to expenses incurred in the 2019 second quarter and 2019 first half, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.

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
Business Trends
Our 2019 first half results reflected a year-over-year increase in the number of properties in our system, favorable demand for our brands in many markets around the world, and generally favorable economic conditions. For the three months ended June 30, 2019, comparable worldwide systemwide RevPAR increased 1.2 percent to $124.16, ADR increased 1.1 percent on a constant dollar basis to $163.23, and occupancy remained unchanged at 76.1 percent, compared to the same period a year ago. For the six months ended June 30, 2019, comparable worldwide systemwide RevPAR increased 1.2 percent to $117.27, ADR increased 1.3 percent on a constant dollar basis to $161.76, and occupancy decreased 0.1 percentage points to 72.5 percent, compared to the same period a year ago.
In North America, RevPAR increased modestly in the 2019 first half, driven by higher demand at our full-service properties, partially constrained by new lodging supply in certain markets, the partial shutdown of the U.S. federal government in January 2019, and hurricane recovery demand in 2018. In our Asia Pacific segment in the 2019 first half, RevPAR growth was driven by India, Indonesia, Japan, and most markets in Greater China, but was partially constrained by lower demand in South Korea, Thailand, and Hainan Island, China. Our Europe region experienced higher demand in the 2019 first half, led by the U.K. and Spain, partially constrained by comparison to strong prior year demand in Russia from the World Cup. In our Middle East and Africa region, RevPAR declined due to ongoing geopolitical and economic instability and supply growth in the Middle East, partially offset by RevPAR growth in Egypt. RevPAR grew across our Caribbean and Latin America region, driven by higher ADR, but was partially constrained by lower demand in Mexico, particularly in resort markets.

For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements despite modest RevPAR growth and higher labor costs. In the 2019 first half, compared to the 2018 first half, North American company-operated house profit margins at comparable properties decreased by 10 basis points, primarily due to low RevPAR growth and wage increases, partially offset by revenue synergies and procurement savings. International company-operated house profit margins at comparable properties remained unchanged, primarily due to RevPAR declines in our Middle East and Africa region, partially offset by margin improvements in our Asia Pacific segment and Europe region.
System Growth and Pipeline
During the 2019 first half, we added 226 properties (35,023 rooms) while 30 properties (5,014 rooms) exited our system, increasing our total properties to 7,100 (1,345,906 rooms). Approximately 44 percent of added rooms are located outside North America, and 18 percent of the room additions are conversions from competitor brands.
Since the end of the 2018 second quarter, we added 478 properties (77,086 rooms), while 92 properties (16,722 rooms) exited our system.
At the end of the 2019 second quarter, we had more than 487,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and approximately 40,000 hotel rooms approved for development but not yet under signed contracts. Approximately 213,000 rooms in our development pipeline were under construction at the end of the 2019 second quarter. Over half of the rooms in our development pipeline are outside North America.
Properties and Rooms
At June 30, 2019, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	407	182,784	723	206,573	9	5,275	1,139	394,632
North American Limited-Service	403	63,703	3,599	418,698	20	3,006	4,022	485,407
Asia Pacific	629	183,068	111	29,513	2	410	742	212,991
Other International	597	130,124	479	92,045	32	8,410	1,108	230,579
Timeshare	—	—	89	22,297	—	—	89	22,297
Total	2,036	559,679	5,001	769,126	63	17,101	7,100	1,345,906

Segment and Brand Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated Properties
	Three Months Ended June 30, 2019 and Change vs. Three Months Ended June 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Luxury (1)	$275.85	1.1%	79.7%	(0.3)%	pts.	$346.25	1.4%
North American Upper Upscale (2)	$166.44	—%	80.6%	(0.3)%	pts.	$206.52	0.4%
North American Full-Service (3)	$185.28	0.3%	80.4%	(0.3)%	pts.	$230.35	0.6%
North American Limited-Service (4)	$119.48	(0.7)%	78.9%	(0.9)%	pts.	$151.53	0.5%
North American - All (5)	$164.36	0.1%	79.9%	(0.5)%	pts.	$205.63	0.7%
Greater China	$86.00	2.5%	69.7%	2.0%	pts.	$123.48	(0.4)%
Rest of Asia Pacific	$116.01	5.5%	73.3%	3.1%	pts.	$158.35	1.0%
Asia Pacific	$98.71	3.9%	71.2%	2.4%	pts.	$138.68	0.4%
Caribbean & Latin America	$125.25	0.6%	65.0%	0.8%	pts.	$192.59	(0.6)%
Europe	$164.67	4.3%	78.7%	1.2%	pts.	$209.25	2.7%
Middle East & Africa	$97.58	(0.7)%	64.0%	2.8%	pts.	$152.51	(5.1)%
International - All (6)	$115.69	3.1%	71.2%	2.1%	pts.	$162.54	—%
Worldwide (7)	$140.01	1.3%	75.5%	0.8%	pts.	$185.32	0.2%

Comparable Systemwide Properties
	Three Months Ended June 30, 2019 and Change vs. Three Months Ended June 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Luxury (1)	$262.53	1.0%	79.7%	(0.5)%	pts.	$329.31	1.6%
North American Upper Upscale (2)	$145.11	1.2%	77.7%	(0.3)%	pts.	$186.70	1.6%
North American Full-Service (3)	$156.53	1.2%	77.9%	(0.3)%	pts.	$200.90	1.5%
North American Limited-Service (4)	$108.32	0.1%	78.2%	(0.7)%	pts.	$138.59	1.0%
North American - All (5)	$128.80	0.7%	78.1%	(0.5)%	pts.	$165.01	1.3%
Greater China	$85.34	2.6%	69.3%	2.1%	pts.	$123.22	(0.5)%
Rest of Asia Pacific	$116.27	4.4%	73.0%	2.3%	pts.	$159.29	1.1%
Asia Pacific	$100.36	3.6%	71.1%	2.2%	pts.	$141.21	0.4%
Caribbean & Latin America	$99.13	0.5%	62.6%	(0.6)%	pts.	$158.27	1.5%
Europe	$143.33	3.6%	77.3%	0.9%	pts.	$185.38	2.4%
Middle East & Africa	$92.83	(0.7)%	63.6%	2.4%	pts.	$145.86	(4.4)%
International - All (6)	$112.26	2.8%	71.0%	1.5%	pts.	$158.21	0.6%
Worldwide (7)	$124.16	1.2%	76.1%	—%	pts.	$163.23	1.1%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes North American Luxury and North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and North American Limited-Service.

(6)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(7)	Includes North American - All and International - All.

Comparable Company-Operated Properties
	Six Months Ended June 30, 2019 and Change vs. Six Months Ended June 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Luxury (1)	$281.07	1.4%	77.8%	(1.3)%	pts.	$361.37	3.1%
North American Upper Upscale (2)	$154.15	0.6%	76.6%	(0.3)%	pts.	$201.31	1.0%
North American Full-Service (3)	$176.00	0.8%	76.8%	(0.5)%	pts.	$229.22	1.4%
North American Limited-Service (4)	$111.06	(1.1)%	74.2%	(1.5)%	pts.	$149.64	1.0%
North American - All (5)	$155.36	0.4%	76.0%	(0.8)%	pts.	$204.51	1.4%
Greater China	$84.60	2.7%	67.2%	1.8%	pts.	$125.85	(0.1)%
Rest of Asia Pacific	$122.86	4.9%	74.6%	2.9%	pts.	$164.74	0.7%
Asia Pacific	$100.80	3.8%	70.3%	2.3%	pts.	$143.31	0.4%
Caribbean & Latin America	$143.12	2.1%	66.0%	0.5%	pts.	$216.70	1.3%
Europe	$139.77	3.1%	71.9%	0.6%	pts.	$194.40	2.3%
Middle East & Africa	$107.05	(2.2)%	67.3%	2.3%	pts.	$159.15	(5.6)%
International - All (6)	$114.05	2.4%	69.8%	1.8%	pts.	$163.34	(0.2)%
Worldwide (7)	$134.71	1.2%	72.9%	0.5%	pts.	$184.79	0.6%

Comparable Systemwide Properties
	Six Months Ended June 30, 2019 and Change vs. Six Months Ended June 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Luxury (1)	$263.48	1.4%	77.5%	(1.3)%	pts.	$340.16	3.0%
North American Upper Upscale (2)	$135.92	1.5%	73.7%	(0.3)%	pts.	$184.33	1.9%
North American Full-Service (3)	$148.33	1.5%	74.1%	(0.4)%	pts.	$200.18	2.0%
North American Limited-Service (4)	$99.81	(0.1)%	73.6%	(0.8)%	pts.	$135.57	1.0%
North American - All (5)	$120.42	0.8%	73.8%	(0.6)%	pts.	$163.12	1.6%
Greater China	$83.89	2.8%	66.8%	2.0%	pts.	$125.59	(0.3)%
Rest of Asia Pacific	$121.24	4.1%	73.8%	2.2%	pts.	$164.30	1.0%
Asia Pacific	$102.03	3.6%	70.2%	2.1%	pts.	$145.35	0.5%
Caribbean & Latin America	$111.16	2.2%	64.0%	(0.4)%	pts.	$173.73	2.8%
Europe	$122.27	3.1%	70.6%	0.6%	pts.	$173.24	2.2%
Middle East & Africa	$101.66	(1.9)%	66.6%	2.1%	pts.	$152.62	(5.0)%
International - All (6)	$109.17	2.5%	69.1%	1.3%	pts.	$158.02	0.5%
Worldwide (7)	$117.27	1.2%	72.5%	(0.1)%	pts.	$161.76	1.3%

(1)	Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, and EDITION.

(2)	Includes Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(3)	Includes North American Luxury and North American Upper Upscale.

(4)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(5)	Includes North American Full-Service and North American Limited-Service.

(6)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(7)	Includes North American - All and International - All.

CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2019 second quarter compared to the 2018 second quarter and for the 2019 first half compared to the 2018 first half.
Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Base management fees	$309	$300	$9	3%	$591	$573	$18	3%
Franchise fees	525	475	50	11%	975	892	83	9%
Incentive management fees	165	176	(11)	(6)%	328	331	(3)	(1)%
Gross fee revenues	999	951	48	5%	1,894	1,796	98	5%
Contract investment amortization	(15)	(13)	2	15%	(29)	(31)	(2)	(6)%
Net fee revenues	$984	$938	$46	5%	$1,865	$1,765	$100	6%
Second Quarter
The $9 million increase in base management fees primarily reflected $12 million from unit and RevPAR growth, partially offset by $6 million from properties that were terminated or converted from managed to franchised.
The $50 million increase in franchise fees primarily reflected $23 million from unit growth and $12 million of higher branding fees.
The $11 million decrease in incentive management fees primarily reflected lower net house profits at North American managed hotels and $4 million from net unfavorable foreign exchange rates.
First Half
The $18 million increase in base management fees primarily reflected $16 million from unit growth and $6 million from RevPAR growth, partially offset by lower fees of $7 million from properties that were terminated.
The $83 million increase in franchise fees primarily reflected $42 million from unit growth, $16 million of higher branding fees, $11 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements, $7 million from properties that converted from managed to franchised, and $6 million from RevPAR growth, partially offset by lower fees of $6 million from properties that were terminated.
The $3 million decrease in incentive management fees primarily reflected $8 million from net unfavorable foreign exchange rates, partially offset by $5 million from International unit growth.
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Owned, leased, and other revenue	$418	$423	$(5)	(1)%	$793	$829	$(36)	(4)%
Owned, leased, and other - direct expenses	331	334	(3)	(1)%	656	670	(14)	(2)%
	$87	$89	$(2)	(2)%	$137	$159	$(22)	(14)%
Second Quarter
Owned, leased, and other revenue, net of direct expenses decreased by $2 million, primarily due to $6 million of higher other programs expenses, offset by $7 million of higher termination fees.

First Half
Owned, leased, and other revenue, net of direct expenses decreased by $22 million, primarily due to $14 million of lower termination fees, $9 million of higher other programs expenses, $7 million of lower owned and leased profits attributable to properties under renovation, and $5 million of lower revenue at a property temporarily closed due to flooding, partially offset by $13 million of profits attributable to the Sheraton Phoenix Downtown, which we purchased in June 2018.
Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Cost reimbursement revenue	$3,903	$4,048	$(145)	(4)%	$7,659	$7,824	$(165)	(2)%
Reimbursed expenses	4,107	3,964	143	4%	7,999	7,772	227	3%
	$(204)	$84	$(288)	(343)%	$(340)	$52	$(392)	(754)%
Cost reimbursement revenue, net of reimbursed expenses, decreased by $288 million for the 2019 second quarter compared to the 2018 second quarter, and decreased by $392 million for the 2019 first half compared to the 2018 first half, primarily due to lower Loyalty Program revenues net of expenses, which include the change in estimates discussed in Footnote 11. Contracts with Customers and higher point redemption costs. Cost reimbursement revenue, net of reimbursed expenses, varies due to temporary timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Depreciation, amortization, and other	$56	$58	$(2)	(3)%	$110	$112	$(2)	(2)%
General, administrative, and other	229	217	12	6%	451	464	(13)	(3)%
Merger-related costs and charges	173	18	155	861%	182	52	130	250%
Second Quarter
General, administrative, and other expenses increased by $12 million, primarily due to higher administrative costs.
Merger-related costs and charges increased by $155 million, primarily due to the $126 million accrual for the loss contingency related to the Proposed ICO Fine discussed in Footnote 6. Commitments and Contingencies and a $34 million impairment charge of a legacy-Starwood office building accounted for as a finance lease.
First Half
General, administrative, and other expenses decreased by $13 million, primarily due to $37 million expensed in 2018 for the company-funded supplemental retirement savings plan contributions and $8 million of lower foreign exchange losses, partially offset by $18 million of higher administrative costs.
Merger-related costs and charges increased by $130 million, primarily for the same reasons described in the preceding “Second Quarter” discussion.

Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Gains and other income, net	$1	$114	$(113)	(99)%	$6	$173	$(167)	(97)%
Interest expense	(102)	(85)	17	20%	(199)	(160)	39	24%
Interest income	6	6	—	—%	12	11	1	9%
Equity in earnings	—	21	(21)	(100)%	8	34	(26)	(76)%
Second Quarter
Gains and other income, net decreased by $113 million, primarily due to the 2018 gains on our property sales ($67 million) and the 2018 gains on the sales of our interest in three equity method investments ($42 million).
Interest expense increased by $17 million, primarily due to higher interest on Senior Note issuances, net of maturities ($14 million) and higher commercial paper interest rates and average borrowings ($5 million).
Equity in earnings decreased by $21 million, primarily due to the 2018 gain on an equity method investee’s sale of a property ($10 million) and lower earnings as a result of the AC Hotels by Marriott transaction, which we discussed in Footnote 2. Acquisitions, and dispositions of other investments ($7 million).
First Half
Gains and other income, net decreased by $167 million, primarily due to the 2018 gains on our property sales ($120 million) and the 2018 gains on the sales of our interest in three equity method investments ($42 million).
Interest expense increased by $39 million, primarily due to higher interest on Senior Note issuances, net of maturities ($29 million) and higher commercial paper interest rates and average borrowings ($11 million).
Equity in earnings decreased by $26 million, primarily due to lower earnings as a result of the AC Hotels by Marriott transaction, which we discussed in Footnote 2. Acquisitions, and dispositions of other investments ($12 million) and the 2018 gain on an equity method investee’s sale of a property ($10 million).
Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Provision for income taxes	$(82)	$(207)	$(125)	(60)%	$(139)	$(319)	$(180)	(56)%
Second Quarter
Provision for income taxes decreased by $125 million, primarily due to lower operating income ($68 million), shift in earnings to jurisdictions with lower tax rates ($34 million), and prior year tax expense on dispositions ($26 million).
First Half
Provision for income taxes decreased by $180 million, primarily due to lower operating income ($78 million), shift in earnings to jurisdictions with lower tax rates ($40 million), the prior year tax expense on dispositions ($40 million), the prior year tax expense incurred for uncertain tax positions relating to legacy-Starwood operations ($30 million), and the prior year state income tax expense due to a change in our position regarding the future remittance of accumulated earnings of non-U.S. subsidiaries ($27 million). The decrease was partially offset by the prior year release of tax reserves due to the completion of certain examinations ($34 million).

BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific, for the 2019 second quarter compared to the 2018 second quarter and for the 2019 first half compared to the 2018 first half. See Footnote 12. Business Segments for other information about each segment, including revenues and a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2018 second quarter, across our North American Full-Service segment, we added 37 properties (8,834 rooms), and 13 properties (4,873 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Segment revenues	$3,403	$3,356	$47	1%	$6,708	$6,655	$53	1%
Segment profits	$338	$394	$(56)	(14)%	$627	$671	$(44)	(7)%
Second Quarter
North American Full-Service segment profits decreased by $56 million, primarily due to the following:

•	$25 million of lower cost reimbursement revenue, net of reimbursed expenses;

•	$21 million of lower gains and other income, net, primarily due to the $22 million gain on the sale of two properties in 2018;

•	$14 million of lower equity in earnings, primarily due to the $10 million gain on an equity method investee’s sale of a property in 2018;

•	$8 million of lower incentive management fees, primarily driven by lower profits at managed hotels; and

•	$12 million of higher base management and franchise fees, primarily due to unit and RevPAR growth.
First Half
North American Full-Service segment profits decreased by $44 million, primarily due to the following:

•	$24 million of lower gains and other income, net, primarily due to the same reasons described in the preceding “Second Quarter” discussion;

•	$22 million of lower cost reimbursement revenue, net of reimbursed expenses;

•	$14 million of lower equity in earnings, primarily due to the change described in the preceding “Second Quarter” discussion;

•
$6 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $18 million of lower termination fees, partially offset by $13 million of profits attributable to the Sheraton Phoenix Downtown, which we purchased in June 2018; and

•	$23 million of higher base management and franchise fees, primarily reflecting $16 million from unit growth and $8 million from RevPAR growth.
North American Limited-Service
Since the end of the 2018 second quarter, across our North American Limited-Service segment, we added 271 properties (33,002 rooms), and 42 properties (3,705 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Segment revenues	$901	$860	$41	5%	$1,670	$1,600	$70	4%
Segment profits	$253	$252	$1	—%	$455	$434	$21	5%
Second Quarter
North American Limited-Service segment profits increased by $1 million, primarily due to the following:

•
$19 million of higher base management and franchise fees, primarily reflecting $15 million from unit growth and $5 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements;

•	$12 million of lower cost reimbursement revenue, net of reimbursed expenses; and

•	$5 million of lower incentive management fees, primarily driven by lower fees from a few portfolios of managed hotels.
First Half
North American Limited-Service segment profits increased by $21 million, primarily due to the following:

•
$33 million of higher base management and franchise fees, primarily reflecting $28 million from unit growth and $8 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements; and

•	$6 million of lower cost reimbursement revenue, net of reimbursed expenses.
Asia Pacific
Since the end of the 2018 second quarter, across our Asia Pacific segment, we added 82 properties (18,805 rooms), and 11 properties (3,235 rooms) left our system.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2019	June 30, 2018	Change 2019 vs. 2018		June 30, 2019	June 30, 2018	Change 2019 vs. 2018
Segment revenues	$310	$268	$42	16%	$580	$543	$37	7%
Segment profits	$92	$140	$(48)	(34)%	$195	$252	$(57)	(23)%
Second Quarter
Asia Pacific segment profits decreased by $48 million, primarily due to the following:

•
$54 million of lower gains and other income, net, primarily due to the $45 million gain on the sale of two properties in 2018 and the $9 million gain on the sale of our interest in an equity method investment in 2018;

•	$5 million of lower cost reimbursement revenue, net of reimbursed expenses; and

•	$7 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting higher termination fees.
First Half
Asia Pacific segment profits decreased by $57 million, primarily due to the following:

•	$53 million of lower gains and other income, net, primarily due to the same reasons described in the preceding “Second Quarter” discussion;

•	$9 million of lower cost reimbursement revenue, net of reimbursed expenses; and

•	$4 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting higher termination fees.
SHARE-BASED COMPENSATION
See Footnote 4. Share-Based Compensation for more information.
NEW ACCOUNTING STANDARDS
See Footnote 1. Basis of Presentation for information on our adoption of new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facility
In the 2019 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4.5 billion. The available borrowings support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility) to not more than 4 to 1. The Credit Facility defines EBITDA as net income less cost reimbursement revenue, plus reimbursed expenses, plus the sum of interest expense, income taxes, depreciation, amortization, non-recurring non-cash charges, and extraordinary, non-recurring or unusual cash charges, expenses or losses up to a certain amount.
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
At June 30, 2019, our available borrowing capacity amounted to $1,708 million and reflected borrowing capacity of $1,424 million under our Credit Facility and our cash balance of $284 million. We calculated that borrowing capacity by taking $4,500 million of effective aggregate bank commitments under our Credit Facility and subtracting $3,076 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2019 second quarter, our long-term debt had a weighted average interest rate of 3.3 percent and a weighted average maturity of approximately 5.0 years. The ratio of fixed-rate long-term debt to total long-term debt was 0.6 to 1.0 at the end of the 2019 second quarter.
Cash, cash equivalents, and restricted cash totaled $320 million at June 30, 2019, a decrease of $40 million from year-end 2018, primarily reflecting purchase of treasury stock ($1,228 million), dividend payments ($298 million), capital expenditures ($142 million), and financing outflows for employee share-based compensation withholding taxes ($123 million). The following cash inflows partially offset these cash outflows: higher commercial paper borrowings ($823 million), net cash provided by operating activities ($738 million), and long-term debt issuances, net of repayments ($224 million). Net cash provided by operating activities in the 2019 first half includes a net cash outflow from working capital changes of $379 million, primarily due to a net outflow for accrued payroll and benefits of $272 million, driven by the timing of payment of the company’s match of prior year retirement savings plan contributions and the payment of the 2018 supplemental retirement savings plan contributions.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2019 second quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $142 million in the 2019 first half and $388 million in the 2018 first half, a decrease of $246 million, primarily reflecting the 2018 acquisition of the Sheraton Phoenix Downtown. We expect spending on capital expenditures and other investments will total approximately $650 million to $750 million for the 2019 full year, including contract acquisition costs, equity and other investments, loan advances, and various capital expenditures (including approximately $225 million for maintenance capital spending).
Over time, we have sold hotels, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, many of which we have sold or are seeking to sell, and in 2018, we acquired the Sheraton Phoenix Downtown, which we expect to renovate and sell subject to a long-term management agreement. We also expect to continue making selective and opportunistic investments to add units to our lodging business, which may include property acquisitions, new construction, loans, guarantees, and noncontrolling equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long-term management or franchise agreements.
Share Repurchases
We purchased 3.7 million shares of our common stock during the 2019 second quarter at an average price of $132.39 per share. As of June 30, 2019, 25.3 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.

Dividends
Our Board of Directors declared the following quarterly cash dividends in 2019: (1) $0.41 per share declared on February 15, 2019 and paid on March 29, 2019 to shareholders of record on March 1, 2019, and (2) $0.48 per share declared on May 10, 2019 and paid on June 28, 2019 to shareholders of record on May 24, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2019 second quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2018 Form 10-K, other than the change in debt described below.
Total debt increased $1,067 million to $10,414 million at June 30, 2019 from $9,347 million at December 31, 2018, reflecting the issuance of our Series BB and CC Notes and higher commercial paper borrowings, partially offset by the maturity of our Series K Notes. See Footnote 8. Long-Term Debt for more information on our total debt at June 30, 2019.
At June 30, 2019, future Transition Tax payments under the 2017 Tax Act totaled $465 million.
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

Changes in Internal Control Over Financial Reporting
Other than the changes related to our remediation efforts described above, we made no changes in internal control over financial reporting during the 2019 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our industry is highly competitive, which may impact our ability to compete successfully for guests with other hotel properties and home sharing or rental services. We operate in markets that contain many competitors. Each of our hotel brands and our home rental offering competes with major hotel chains, regional hotel chains, independent hotels, and home sharing and rental services across national and international venues. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our Loyalty Program, direct booking channels, and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
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
Integration has involved and could continue to involve unexpected costs. Disruptions of each legacy company’s ongoing businesses, processes, and systems could adversely affect the combined company. We have encountered challenges in harmonizing our different reservations and other systems, our Loyalty Program, and other business practices, and we may encounter additional or increased challenges related to integration. Because of these or other factors, we cannot assure you when or that we will be able to fully realize additional benefits from the Starwood Combination in the form of enhancing revenues or achieving other operating efficiencies, cost savings, or benefits, or that challenges encountered with our harmonization efforts will not have adverse effects on our business or reputation.
Program changes associated with our integration efforts could have a negative effect on guest preference or behavior. Our integration efforts involved significant changes to certain of our guest programs and services, including our Loyalty Program, co-brand credit card arrangements, and consumer-facing technology platforms and services. While we believe such changes enhance these programs and services for our guests and will drive guest preference and satisfaction, these changes remain subject to various uncertainties, including whether the changes could be negatively perceived by certain guests and consumers, could affect guest preference or could alter reservation, spending or other guest or consumer behavior, all of which could adversely affect our market share, reputation, business, financial condition, or results of operations.
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
Our lodging operations are subject to global, national, and regional conditions. Because we conduct our business on a global platform, changes in global and regional economies and governmental policies impact our activities. In recent years, decreases in travel resulting from weak economic conditions, heightened travel security measures, and concerns over violence or terrorism have hurt our business. Our future performance could be similarly affected by the economic, political and security environment in each of our operating regions, the resulting unknown pace of both business and leisure travel, and any future incidents or changes in those regions.
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
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the UK Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons in order to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the U.S. Office of Foreign Assets Control and the U.S. Department of Commerce, and authorities in other countries where we do business. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. or other countries may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits or regulatory actions being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.
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

Our new programs and new branded products may not be successful. We cannot assure you that new or newly acquired brands, such as those we acquired as a result of the Starwood Combination, our investments in PlacePass and the joint venture with Alibaba, our Homes & Villas by Marriott International™ home rental offering, or any other new programs or products we may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful. In addition, some of our new or newly acquired brands involve or may involve cooperation and/or consultation with one or more third parties, including some shared control over product design and development, sales and marketing, and brand standards. Disagreements with these third parties could slow the development of these brands and/or impair our ability to take actions we believe to be advisable for the success and profitability of such brands. Our home rental offering relies on third-party property management companies to provide sufficient inventory that meets our criteria and to service guests in accordance with our standards, and challenges or disagreements related to these arrangements could impact the growth and success of this offering.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of June 30, 2019, we had $17.7 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations, as we saw in the fourth quarter of 2018. Although we completed contract negotiations for 43 unionized hotels in 2018 following multi-week strikes by our associates at many of those hotels and completed contract negotiations for an additional 12 unionized hotels in the 2019 first half, a number of additional collective bargaining agreements are expected to be negotiated in the 2019 second half. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. Marriott requires comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, or liabilities that result from breaches in the security of information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018 and 2019 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses in the property market in 2018. Also, due to the Data Security Incident and the state of the cyber insurance market generally, the costs for our cyber security insurance increased for our policy period beginning in the 2019 second half, and the cost of such insurance could continue to increase in future years. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
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
Our owned properties and other real estate investments subject us to numerous risks. Although we had relatively few owned and leased properties at the end of 2019 second quarter, such properties are subject to the risks that generally relate to investments in real property. While we have sold many properties in recent years and we are actively pursuing additional sales, equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.
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
The Data Security Incident could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., and two shareholder derivative lawsuits in the U.S. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations, such as the European Union’s General Data Protection Regulation. Responding to and resolving these lawsuits, claims and investigations could result in material remedial and other expenses which may not be covered by insurance, including fines. For example, the Information Commissioner’s Office in the United Kingdom (“ICO”) recently communicated its intent to issue a fine in the amount of £99 million against the Company in relation to the Data Security Incident. Although we have the right to respond to the ICO before the amount of the fine is finally determined and the fine can be issued by the ICO, and we intend to respond and vigorously defend our position, we are unable to predict the amount of any fine the ICO may ultimately determine to issue. Governmental authorities investigating the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Card issuers or payment card networks may seek to attribute losses or other expenses to the Data Security Incident, and we cannot currently determine to what extent those losses and expenses may be our legal responsibility. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. The Data Security Incident and publicity related to it could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. These expenses and other adverse effects could have a material effect on our market share, reputation, business, financial condition, or results of operations. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including the final amount of the Proposed ICO Fine and any other fines) related to the Data Security Incident. Further, as a result market forces beyond our control and experiences such as the Data Security Incident, relevant insurance coverage may not be available in the future on commercially reasonable terms or at all.
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
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative or regulatory changes could be adopted in the future, including in reaction to the Data Security Incident or data breaches experienced by other companies. Compliance with changes in applicable data privacy laws and regulations and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, the ICO notified us that it had opened an investigation into our online privacy policy and related practices and an investigation into the Company’s handling of data subject access requests. These investigations are separate from the ICO’s investigation specifically related to the Data Security Incident. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to any imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019	1.2	$133.60	1.2	27.8
May 1, 2019 - May 31, 2019	1.4	$130.10	1.4	26.4
June 1, 2019 - June 30, 2019	1.1	$134.05	1.1	25.3

(1)
On November 9, 2017 and February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 30 million shares and 25 million shares, respectively. As of June 30, 2019, 25.3 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6. Exhibits

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2017 (File No. 001-13881).

10.1	Amendment dated May 10, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

10.2	U.S. $4,500,000 Fifth Amended and Restated Credit Agreement dated as of June 28, 2019 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 1, 2019 (File No. 001-13881).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in inline XBRL.	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
6th day of August, 2019

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)