Form 10-Q
period 2019-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2019-11-05
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 326,937,219 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 25, 2019.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
REVENUES
Base management fees	$291	$279	$882	$852
Franchise fees	530	502	1,505	1,394
Incentive management fees	134	151	462	482
Gross fee revenues	955	932	2,849	2,728
Contract investment amortization	(16)	(13)	(45)	(44)
Net fee revenues	939	919	2,804	2,684
Owned, leased, and other revenue	393	397	1,186	1,226
Cost reimbursement revenue	3,952	3,735	11,611	11,559
	5,284	5,051	15,601	15,469
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	326	315	982	985
Depreciation, amortization, and other	52	52	162	164
General, administrative, and other	220	221	671	685
Merger-related costs and charges	9	12	191	64
Reimbursed expenses	4,070	3,855	12,069	11,627
	4,677	4,455	14,075	13,525
OPERATING INCOME	607	596	1,526	1,944
Gains and other income, net	10	18	16	191
Interest expense	(100)	(86)	(299)	(246)
Interest income	8	5	20	16
Equity in earnings	2	61	10	95
INCOME BEFORE INCOME TAXES	527	594	1,273	2,000
Provision for income taxes	(140)	(91)	(279)	(410)
NET INCOME	$387	$503	$994	$1,590
EARNINGS PER SHARE
Earnings per share - basic	$1.17	$1.45	$2.97	$4.51
Earnings per share - diluted	$1.16	$1.43	$2.95	$4.45
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$387	$503	$994	$1,590
Other comprehensive income (loss):
Foreign currency translation adjustments	(182)	(66)	(111)	(313)
Derivative instrument adjustments and other, net of tax	8	(1)	6	7
Reclassification of (income) loss, net of tax	(4)	2	(8)	18
Total other comprehensive income (loss), net of tax	(178)	(65)	(113)	(288)
Comprehensive income	$209	$438	$881	$1,302
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and equivalents	$276	$316
Accounts and notes receivable, net	2,394	2,133
Prepaid expenses and other	230	257
	2,900	2,706
Property and equipment, net	1,960	1,956
Intangible assets
Brands	5,908	5,790
Contract acquisition costs and other	2,642	2,590
Goodwill	8,990	9,039
	17,540	17,419
Equity method investments	580	732
Notes receivable, net	109	125
Deferred tax assets	169	171
Operating lease assets	955	—
Other noncurrent assets	599	587
	$24,812	$23,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$227	$833
Accounts payable	813	767
Accrued payroll and benefits	1,207	1,345
Liability for guest loyalty program	2,185	2,529
Accrued expenses and other	1,306	963
	5,738	6,437
Long-term debt	10,552	8,514
Liability for guest loyalty program	3,439	2,932
Deferred tax liabilities	291	485
Deferred revenue	799	731
Operating lease liabilities	868	—
Other noncurrent liabilities	2,287	2,372
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,773	5,814
Retained earnings	9,522	8,982
Treasury stock, at cost	(13,958)	(12,185)
Accumulated other comprehensive loss	(504)	(391)
	838	2,225
	$24,812	$23,696
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2019	September 30, 2018
OPERATING ACTIVITIES
Net income	$994	$1,590
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	207	208
Share-based compensation	138	140
Income taxes	(98)	(157)
Liability for guest loyalty program	163	415
Contract acquisition costs	(140)	(110)
Merger-related charges	137	(37)
Working capital changes	(404)	(101)
Gain on asset dispositions	(15)	(191)
Other	208	67
Net cash provided by operating activities	1,190	1,824
INVESTING ACTIVITIES
Capital expenditures	(235)	(462)
Dispositions	4	460
Loan advances	(23)	(13)
Loan collections	49	47
Other	(38)	49
Net cash (used in) provided by investing activities	(243)	81
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	1,177	1,045
Issuance of long-term debt	852	443
Repayment of long-term debt	(621)	(391)
Issuance of Class A Common Stock	7	4
Dividends paid	(455)	(404)
Purchase of treasury stock	(1,828)	(2,513)
Share-based compensation withholding taxes	(132)	(105)
Other	(7)	—
Net cash used in financing activities	(1,007)	(1,921)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(60)	(16)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	360	429
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$300	$413

(1)
The 2019 amounts include beginning restricted cash of $44 million at December 31, 2018, and ending restricted cash of $24 million at September 30, 2019, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or “the Company”). In order to make this report easier to read, we also refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (v) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (vi) our properties, brands, or markets in our Caribbean and Latin America, Europe, and Middle East and Africa regions as “Other International,” and together with those in our Asia Pacific segment, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated.
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“2018 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2018 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2019 and December 31, 2018, the results of our operations for the three and nine months ended September 30, 2019 and September 30, 2018, and cash flows for the nine months ended September 30, 2019 and September 30, 2018. As described in Part II, Item 8 of our 2018 Form 10-K, in the 2018 fourth quarter, we identified errors related to our Loyalty Program, which resulted in the understatement of cost reimbursement revenue, net of reimbursed expenses. We presented revised information for the 2018 first, second, and third quarters in our 2018 Form 10-K, and the accompanying Income Statement for the three and nine months ended September 30, 2018 reflects the revised information. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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
See Note 7 for disclosures required by ASU 2016-02.
NOTE 2. ACQUISITIONS AND DISPOSITIONS
Acquisitions
In the 2019 first quarter, we accelerated our option to acquire our partner’s remaining interests in two joint ventures. As a result of the transaction, we recognized an indefinite-lived brand asset for AC Hotels by Marriott of $156 million and management and franchise contract assets, with a weighted-average term of 24 years, totaling $34 million.
In the 2019 fourth quarter, we purchased the W New York - Union Square, a North-American Full-Service property, for $206 million.
Planned Acquisition
In the 2019 fourth quarter, we announced that we reached an agreement with the board of Elegant Hotels Group plc (“Elegant”) on the terms of a recommended all cash offer for Elegant, which owns and operates seven hotels and a beachfront restaurant on the island of Barbados. Under the terms of the offer, each Elegant shareholder would be entitled to receive 110 pence per Elegant share. The offer values the entire issued and to be issued ordinary share capital of Elegant at approximately £100.8 million ($130.1 million). The offer price implies an enterprise value for Elegant of approximately $199.0 million, including Elegant's total net debt as of March 31, 2019, converted at an exchange rate as of October 17, 2019. Following the acquisition, we intend to renovate the Elegant hotels and over time we expect to market them for sale subject to long-term management agreements under which we would continue to manage the hotels as all-inclusive resorts under one or more of our collection brands. Completion of the transaction is subject to satisfaction or waiver of the offer conditions set out in the offer announcement, including approval by Elegant shareholders.
Disposition
In the 2019 fourth quarter, we sold The St. Regis New York for $310 million. We will continue to operate the hotel under a long-term management agreement. As of September 30, 2019, we held $211 million of property, equipment, and current assets related to The St. Regis New York.

NOTE 3. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Computation of Basic Earnings Per Share
Net income	$387	$503	$994	$1,590
Shares for basic earnings per share	329.9	346.7	334.4	352.8
Basic earnings per share	$1.17	$1.45	$2.97	$4.51
Computation of Diluted Earnings Per Share
Net income	$387	$503	$994	$1,590
Shares for basic earnings per share	329.9	346.7	334.4	352.8
Effect of dilutive securities
Share-based compensation	2.6	3.9	2.8	4.3
Shares for diluted earnings per share	332.5	350.6	337.2	357.1
Diluted earnings per share	$1.16	$1.43	$2.95	$4.45

NOTE 4. SHARE-BASED COMPENSATION
RSUs and PSUs
We granted 1.6 million restricted stock units (“RSUs”) during the 2019 first three quarters to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2019 first three quarters to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, Marriott Bonvoy™ loyalty member penetration, and adjusted operating income growth over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2019 first three quarters had a weighted average grant-date fair value of $117 per RSU.
We recorded share-based compensation expense for RSUs and PSUs of $44 million in the 2019 third quarter, $47 million in the 2018 third quarter, $130 million for the 2019 first three quarters, and $140 million for the 2018 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $219 million at September 30, 2019 and $167 million at December 31, 2018.
NOTE 5. INCOME TAXES
Our effective tax rate increased to 26.4 percent for the 2019 third quarter from 15.4 percent for the 2018 third quarter, primarily due to the prior year tax benefits from dispositions and lower benefits resulting from finalizing prior years’ returns.
Our effective tax rate increased to 21.9 percent for the 2019 first three quarters from 20.5 percent for the 2018 first three quarters, primarily due to the 2018 release of tax reserves, the prior year benefits from dispositions, and the non-tax deductible accrual for the loss contingency related to the Proposed ICO Fine discussed in Note 6. The increase was partially offset by a shift in earnings to jurisdictions with lower tax rates, the prior year tax expense for uncertain tax positions, and the prior year state income tax expense for the future remittance of accumulated earnings of non-U.S. subsidiaries.
We paid cash for income taxes, net of refunds, of $376 million in the 2019 first three quarters and $567 million in the 2018 first three quarters.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at September 30, 2019 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$6
Operating profit	192	105
Other	11	3
	$256	$114

Our guarantees listed in the preceding table include $47 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at September 30, 2019 was $57 million.
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
Expenses and Insurance Recoveries
We recorded $6 million of expenses and $9 million of accrued insurance recoveries related to the Data Security Incident during the 2019 third quarter, and $198 million of expenses, partially offset by $77 million of accrued insurance recoveries, related to the Data Security Incident during the 2019 first three quarters. Expenses year-to-date primarily included the accrual for the loss contingency related to the Proposed ICO Fine discussed below, along with customer care and legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Merger-related costs and charges” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All of the U.S. cases have been consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (MDL). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers or other individuals, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed against us and certain of our current officers and directors on December 1, 2018, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. The MDL proceeding also includes two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company, certain of its officers and certain of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. We dispute the allegations in the lawsuits described above and intend to defend vigorously against such claims. We have filed motions to dismiss several of the cases covered by the MDL proceeding, but the cases generally remain at an early stage. There has been some consolidation of the Canadian cases, with seven cases now pending across five provinces, and we expect there could be further consolidation in the future. In addition, in April 2019, we received a letter purportedly on behalf of a shareholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against the Company’s current and certain former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities are investigating, or otherwise seeking information and/or documents related to, the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (“ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. On July 9, 2019, we announced that the ICO had communicated its intent to issue a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). In the 2019 second quarter, we recorded an accrual in the amount of the Proposed ICO Fine for this loss contingency. We present the accrual (which totaled $122 million at September 30, 2019) in the “Accrued expenses and other” caption of our Balance Sheets and the related expense in the “Merger-related costs and charges” caption of our Income Statements. In late August 2019, we submitted a written response to the ICO vigorously defending our position, which we had the right to do before the amount of the fine is finally determined and the fine can be issued by the ICO. To date, we have not received from the ICO a final notice of determination or fine. Following the Data Security Incident, the ICO also notified us that it had opened an investigation into the Company’s online privacy policy and related practices and an investigation into the Company’s handling of data subject access requests. These investigations are separate from the ICO’s investigation related to the Data Security Incident and the Proposed ICO Fine does not relate to either of these separate investigations.
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

NOTE 7. LEASES
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
The following table details the composition of lease expense for the 2019 third quarter and 2019 first three quarters:

	September 30, 2019
($ in millions)	Three Months Ended	Nine Months Ended
Operating lease cost	$47	$138
Variable lease cost	27	85

Additionally, in the 2019 second quarter, we recorded an expense of $34 million in the “Merger-related costs and charges” caption of our Income Statements due to the impairment of a legacy-Starwood office building accounted for as a finance lease.
The following table presents our future minimum lease payments as of September 30, 2019:

($ in millions)	Operating Leases	Finance Leases
2019, remaining	$44	$3
2020	172	13
2021	156	13
2022	148	13
2023	113	13
Thereafter	666	165
Total minimum lease payments	$1,299	$220
Less: Amount representing interest	(300)	(61)
Present value of minimum lease payments	$999	$159

Current (1)	131	6
Noncurrent (2)	868	153
	$999	$159

(1)	Operating leases recorded in the “Accrued expenses and other” and finance leases recorded in the “Current portion of long-term debt” captions of our Balance Sheets.

(2)	Operating leases recorded in the “Operating lease liabilities” and finance leases recorded in the “Long-term debt” captions of our Balance Sheets.

As of September 30, 2019, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.
The following table presents additional information about our lease obligations as of September 30, 2019:

	Operating leases	Finance leases
Weighted Average Remaining Lease Term (in years)	11	15
Weighted Average Discount Rate	4.9%	4.4%

The following table presents supplemental cash flow information for the 2019 first three quarters:

Nine Months Ended
($ in millions)	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$133
Operating cash outflows for finance leases	5
Financing cash outflows for finance leases	4

NOTE 8. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2019 third quarter and year-end 2018:

	At Period End
($ in millions)	September 30, 2019	December 31, 2018
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, matured March 1, 2019 (effective interest rate of 4.4%)	$—	$600
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	349	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	398	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	449	448
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	346	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	746	745
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	744	743
Series T Notes, interest rate of 7.2%, face amount of $181, maturing December 1, 2019 (effective interest rate of 2.3%)	182	188
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	333	335
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	291	292
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	444	443
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 2.7% at September 30, 2019)	548	547
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	347	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 2.8% at September 30, 2019)	299	—
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	569	—

Commercial paper	3,422	2,245
Credit Facility	—	—
Finance lease obligations	159	163
Other	216	223
	$10,779	$9,347
Less: Current portion of long-term debt	(227)	(833)
	$10,552	$8,514

We paid cash for interest, net of amounts capitalized, of $247 million in the 2019 first three quarters and $204 million in the 2018 first three quarters.

In the 2019 fourth quarter, we issued $550 million aggregate principal amount of 2.125 percent Series DD Notes due October 3, 2022 (the “Series DD Notes”). We will pay interest on the Series DD Notes in April and October of each year, commencing in April 2020. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting the Series DD Notes into floating rate debt with a variable interest rate of one-month LIBOR plus 0.754 percent. We received net proceeds of approximately $545 million from the offering of the Series DD Notes, after deducting the underwriting discount and estimated expenses. We expect to use these proceeds for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
In the 2019 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4.5 billion. The available borrowings support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. See the “Cash Requirements and Our Credit Facility” caption later in this report in the “Liquidity and Capital Resources” section of Item 2 below for further information on our Credit Facility and available borrowing capacity at September 30, 2019.
In the 2019 first quarter, we issued $300 million aggregate principal amount of LIBOR plus 0.650 percent Series BB Notes due March 8, 2021 (the “Series BB Notes”) and $550 million aggregate principal amount of 3.600 percent Series CC Notes due April 15, 2024 (the “Series CC Notes”). We pay interest on the Series BB Notes in March, June, September, and December of each year, commencing in June 2019, and we pay interest on the Series CC Notes in April and October of each year, commencing in October 2019. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting the Series CC Notes into floating rate debt with a variable interest rate of one-month LIBOR plus 1.1205 percent. We received net proceeds of approximately $841 million from the offering of the Series BB Notes and Series CC Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	September 30, 2019		December 31, 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$109	$107	$125	$116
Total noncurrent financial assets	$109	$107	$125	$116

Senior Notes	$(6,800)	$(7,023)	$(5,928)	$(5,794)
Commercial paper	(3,422)	(3,422)	(2,245)	(2,245)
Other long-term debt	(177)	(185)	(184)	(182)
Other noncurrent liabilities	(156)	(156)	(153)	(153)
Total noncurrent financial liabilities	$(10,555)	$(10,786)	$(8,510)	$(8,374)

See the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2018 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2019 first three quarters and 2018 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive (loss) income before reclassifications (1)	(111)	6	(105)
Reclassification of income	—	(8)	(8)
Net other comprehensive loss	(111)	(2)	(113)
Balance at September 30, 2019	$(514)	$10	$(504)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2017	$(23)	$6	$(17)
Other comprehensive (loss) income before reclassifications (1)	(313)	7	(306)
Reclassification of losses	10	8	18
Net other comprehensive (loss) income	(303)	15	(288)
Adoption of ASU 2016-01	—	(4)	(4)
Balance at September 30, 2018	$(326)	$17	$(309)

(1)
Other comprehensive loss before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $20 million for the 2019 first three quarters and $27 million for the 2018 first three quarters.

The following tables detail the changes in common shares outstanding and shareholders’ equity for the 2019 first three quarters and 2018 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
339.1	Balance at year-end 2018	$2,225	$5	$5,814	$8,982	$(12,185)	$(391)
—	Adoption of ASU 2016-02	1	—	—	1	—	—
—	Net income	375	—	—	375	—	—
—	Other comprehensive income	31	—	—	—	—	31
—	Dividends ($0.41 per share)	(139)	—	—	(139)	—	—
1.7	Share-based compensation plans	(62)	—	(108)	—	46	—
(6.7)	Purchase of treasury stock	(828)	—	—	—	(828)	—
334.1	Balance at March 31, 2019	1,603	5	5,706	9,219	(12,967)	(360)
—	Net income	232	—	—	232	—	—
—	Other comprehensive income	34	—	—	—	—	34
—	Dividends ($0.48 per share)	(159)	—	—	(159)	—	—
0.2	Share-based compensation plans	30	—	23	—	7	—
(3.7)	Purchase of treasury stock	(500)	—	—	—	(500)	—
330.6	Balance at June 30, 2019	1,240	5	5,729	9,292	(13,460)	(326)
—	Net income	387	—	—	387	—	—
—	Other comprehensive income	(178)	—	—	—	—	(178)
—	Dividends ($0.48 per share)	(157)	—	—	(157)	—	—
0.1	Share-based compensation plans	46	—	44	—	2	—
(3.8)	Purchase of treasury stock	(500)	—	—	—	(500)	—
326.9	Balance at September 30, 2019	$838	$5	$5,773	$9,522	$(13,958)	$(504)

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
359.1	Balance at year-end 2017 (as previously reported)	$3,731	$5	$5,770	$7,391	$(9,418)	$(17)
—	Adoption of ASU 2014-09	(149)	—	—	(149)	—	—
359.1	Balance at year-end 2017 (as adjusted)	3,582	5	5,770	7,242	(9,418)	(17)
—	Adoption of ASU 2016-01	—	—	—	4	—	(4)
—	Adoption of ASU 2016-16	372	—	—	372	—	—
—	Net income	420	—	—	420	—	—
—	Other comprehensive income	162	—	—	—	—	162
—	Dividends ($0.33 per share)	(118)	—	—	(118)	—	—
1.3	Share-based compensation plans	(48)	—	(85)	—	37	—
(5.6)	Purchase of treasury stock	(782)	—	—	—	(782)	—
354.8	Balance at March 31, 2018	3,588	5	5,685	7,920	(10,163)	141
—	Net income	667	—	—	667	—	—
—	Other comprehensive loss	(385)	—	—	—	—	(385)
—	Dividends ($0.41 per share)	(145)	—	—	(145)	—	—
0.1	Share-based compensation plans	45	—	43	—	2	—
(6.2)	Purchase of treasury stock	(850)	—	—	—	(850)	—
348.7	Balance at June 30, 2018	2,920	5	5,728	8,442	(11,011)	(244)
—	Net income	503	—	—	503	—	—
—	Other comprehensive loss	(65)	—	—	—	—	(65)
—	Dividends ($0.41 per share)	(141)	—	—	(141)	—	—
—	Share-based compensation plans	47	—	45	—	2	—
(6.7)	Purchase of treasury stock	(841)	—	—	—	(841)	—
342.0	Balance at September 30, 2018	$2,423	$5	$5,773	$8,804	$(11,850)	$(309)

NOTE 11. CONTRACTS WITH CUSTOMERS
Our current and noncurrent Loyalty Program liability increased by $163 million, to $5,624 million at September 30, 2019, from $5,461 million at December 31, 2018, primarily reflecting an increase in points earned, partially offset by deferred revenue of $1,737 million that we recognized in the 2019 first three quarters. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In the 2019 first three quarters, the updated estimates resulted in a net increase in deferred revenue, and a corresponding net reduction of revenue of approximately $120 million ($90 million net of tax).
NOTE 12. BUSINESS SEGMENTS
We are a diversified global lodging company with operations in the following reportable business segments:

•	North American Full-Service, which includes our Luxury and Premium properties located in the U.S. and Canada;

•	North American Limited-Service, which includes our Select properties located in the U.S. and Canada; and

•	Asia Pacific, which includes all properties in our Asia Pacific region.

The following operating segments do not meet the applicable accounting criteria for separate disclosure as reportable business segments: Caribbean and Latin America, Europe, and Middle East and Africa. We present these operating segments together as “Other International” in the tables below.
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs and charges. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate” represents a portion of our revenues, including license fees we receive from our credit card programs, fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, merger-related costs and charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.
Our President and Chief Executive Officer, who is our chief operating decision maker, monitors assets for the consolidated company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2019 third quarter, 2018 third quarter, 2019 first three quarters, and 2018 first three quarters:

	Three Months Ended September 30, 2019
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$305	$265	$114	$139	$823
Contract investment amortization	(9)	(4)	(1)	(2)	(16)
Net fee revenues	296	261	113	137	807
Owned, leased, and other revenue	138	33	39	170	380
Cost reimbursement revenue	2,850	590	133	288	3,861
Total segment revenue	$3,284	$884	$285	$595	$5,048
Unallocated corporate					236
Total revenue					$5,284

	Three Months Ended September 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$305	$246	$119	$135	$805
Contract investment amortization	(7)	(3)	—	(3)	(13)
Net fee revenues	298	243	119	132	792
Owned, leased, and other revenue	137	34	46	165	382
Cost reimbursement revenue	2,688	574	110	264	3,636
Total segment revenue	$3,123	$851	$275	$561	$4,810
Unallocated corporate					241
Total revenue					$5,051

	Nine Months Ended September 30, 2019
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$970	$741	$344	$410	$2,465
Contract investment amortization	(25)	(10)	(2)	(8)	(45)
Net fee revenues	945	731	342	402	2,420
Owned, leased, and other revenue	432	102	130	482	1,146
Cost reimbursement revenue	8,615	1,721	393	853	11,582
Total segment revenue	$9,992	$2,554	$865	$1,737	$15,148
Unallocated corporate					453
Total revenue					$15,601

	Nine Months Ended September 30, 2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$949	$692	$346	$385	$2,372
Contract investment amortization	(25)	(9)	(1)	(9)	(44)
Net fee revenues	924	683	345	376	2,328
Owned, leased, and other revenue	432	104	141	501	1,178
Cost reimbursement revenue	8,422	1,664	332	818	11,236
Total segment revenue	$9,778	$2,451	$818	$1,695	$14,742
Unallocated corporate					727
Total revenue					$15,469

Segment Profits

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
North American Full-Service	$255	$248	$882	$919
North American Limited-Service	238	206	693	640
Asia Pacific	81	106	276	358
Other International	122	176	335	495
Unallocated corporate	(77)	(61)	(634)	(182)
Interest expense, net of interest income	(92)	(81)	(279)	(230)
Income taxes	(140)	(91)	(279)	(410)
Net Income	$387	$503	$994	$1,590

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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 134 countries and territories under 30 brands at the end of the 2019 third quarter. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments.
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
On July 9, 2019, we announced that the ICO had communicated its intent to issue a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). See Note 6 for additional information.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including the final amount of the Proposed ICO Fine and any other fines) related to the Data Security Incident. As we expected, the cost of such insurance increased for our current policy period, and the cost of such insurance could continue to increase in future years. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible fines and penalties), increased expenses and capital investments for IT and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 6 for information related to expenses incurred in the 2019 third quarter and 2019 first three quarters, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.

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
Business Trends
Our 2019 first three quarters results reflected a year-over-year increase in the number of properties in our system, strong demand for our brands in many markets around the world, and generally favorable economic conditions. For the three months ended September 30, 2019, comparable worldwide systemwide RevPAR increased 1.5 percent to $122.03, ADR increased 0.7 percent on a constant dollar basis to $160.02, and occupancy increased 0.6 percentage points to 76.3 percent, compared to the same period a year ago. For the nine months ended September 30, 2019, comparable worldwide systemwide RevPAR increased 1.3 percent to $118.97, ADR increased 1.1 percent on a constant dollar basis to $161.15, and occupancy increased 0.2 percentage points to 73.8 percent, compared to the same period a year ago.
In North America, RevPAR increased modestly in the 2019 first three quarters, driven by higher ADR and group business at our full-service properties and stronger demand from Marriott Bonvoy members, partially constrained by new lodging supply in certain markets and the partial shutdown of the U.S. federal government in January 2019. In our Asia Pacific segment in the 2019 first three quarters, RevPAR growth was driven by India, Indonesia, Japan, and major urban markets in Greater China, but was partially constrained by lower demand due to events in Hong Kong. Our Europe region experienced higher demand in the 2019 first three quarters, led by strong demand from U.S. travelers for hotels in the U.K. and Spain, partially constrained by comparison to strong prior year demand in Russia from the World Cup. In our Middle East and Africa region, RevPAR declined in the 2019 first three quarters due to ongoing geopolitical and economic instability and supply growth in the Middle East, partially offset by RevPAR growth in Africa. RevPAR grew across our Caribbean and Latin America region, driven by higher ADR, but was partially constrained by lower demand in Mexico, particularly in resort markets.

For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements despite modest RevPAR growth and higher labor costs. In the 2019 first three quarters, compared to the 2018 first three quarters, North American company-operated house profit margins at comparable properties decreased by 30 basis points, primarily due to wage increases, partially offset by modest RevPAR growth and procurement, loyalty, and commission cost savings. International company-operated house profit margins at comparable properties increased by 10 basis points, primarily due to RevPAR improvements in our Asia Pacific segment and Europe region, partially offset by the impact of year-to-date RevPAR declines in our Middle East and Africa region.
System Growth and Pipeline
During the 2019 first three quarters, we added 343 properties (52,743 rooms) while 41 properties (6,478 rooms) exited our system, increasing our total properties to 7,205 (1,361,912 rooms). Approximately 42 percent of added rooms are located outside North America, and 18 percent of the room additions are conversions from competitor brands.
Since the end of the 2018 third quarter, we added 489 properties (76,685 rooms), while 63 properties (11,666 rooms) exited our system.
At the end of the 2019 third quarter, we had nearly 495,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and more than 31,000 hotel rooms approved for development but not yet under signed contracts. Approximately 214,000 rooms in our development pipeline were under construction at the end of the 2019 third quarter. Over half of the rooms in our development pipeline are outside North America.
Properties and Rooms
At September 30, 2019, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	413	183,546	731	208,201	9	5,275	1,153	397,022
North American Limited-Service	400	62,951	3,668	427,139	20	3,006	4,088	493,096
Asia Pacific	638	185,936	115	30,312	2	410	755	216,658
Other International	597	130,535	491	93,894	32	8,410	1,120	232,839
Timeshare	—	—	89	22,297	—	—	89	22,297
Total	2,048	562,968	5,094	781,843	63	17,101	7,205	1,361,912

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated Properties
	Three Months Ended September 30, 2019 and Change vs. Three Months Ended September 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Full-Service (1)	$173.08	1.5%	79.1%	0.7%	pts.	$218.86	0.6%
North American Limited-Service (2)	$112.96	(0.5)%	77.0%	(0.4)%	pts.	$146.77	0.1%
North American - All (3)	$153.80	1.0%	78.4%	0.3%	pts.	$196.17	0.6%
Asia Pacific	$100.50	1.4%	74.4%	2.0%	pts.	$135.13	(1.3)%
Caribbean & Latin America	$110.70	4.9%	63.5%	1.3%	pts.	$174.43	2.7%
Europe	$178.25	2.2%	80.7%	1.4%	pts.	$220.87	0.5%
Middle East & Africa	$92.73	1.5%	66.4%	2.3%	pts.	$139.65	(2.1)%
International - All (4)	$117.74	1.9%	73.6%	1.9%	pts.	$159.91	(0.6)%
Worldwide (5)	$135.55	1.4%	76.0%	1.1%	pts.	$178.39	—%

Comparable Systemwide Properties
	Three Months Ended September 30, 2019 and Change vs. Three Months Ended September 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Full-Service (1)	$149.14	2.4%	77.0%	0.7%	pts.	$193.77	1.5%
North American Limited-Service (2)	$106.57	0.3%	77.8%	—%	pts.	$137.02	0.3%
North American - All (3)	$124.55	1.3%	77.4%	0.3%	pts.	$160.85	1.0%
Asia Pacific	$103.41	1.6%	74.2%	2.0%	pts.	$139.35	(1.2)%
Caribbean & Latin America	$88.15	3.1%	61.2%	0.4%	pts.	$143.94	2.4%
Europe	$156.31	2.1%	79.7%	0.9%	pts.	$196.06	1.0%
Middle East & Africa	$88.50	1.6%	66.3%	2.1%	pts.	$133.55	(1.6)%
International - All (4)	$115.68	1.9%	73.3%	1.5%	pts.	$157.83	(0.2)%
Worldwide (5)	$122.03	1.5%	76.3%	0.6%	pts.	$160.02	0.7%

(1)
Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(2)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(3)	Includes North American Full-Service and North American Limited-Service.

(4)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(5)	Includes North American - All and International - All.

Comparable Company-Operated Properties
	Nine Months Ended September 30, 2019 and Change vs. Nine Months Ended September 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Full-Service (1)	$175.64	1.1%	77.6%	—%	pts.	$226.21	1.1%
North American Limited-Service (2)	$111.73	(0.8)%	75.1%	(1.2)%	pts.	$148.68	0.7%
North American - All (3)	$155.14	0.6%	76.8%	(0.4)%	pts.	$201.90	1.1%
Asia Pacific	$100.98	3.0%	71.9%	2.1%	pts.	$140.54	—%
Caribbean & Latin America	$132.96	3.0%	65.3%	1.0%	pts.	$203.54	1.4%
Europe	$152.89	2.9%	74.9%	0.9%	pts.	$204.05	1.6%
Middle East & Africa	$102.23	(1.1)%	67.0%	2.3%	pts.	$152.64	(4.5)%
International - All (4)	$115.44	2.3%	71.2%	1.8%	pts.	$162.10	(0.3)%
Worldwide (5)	$135.08	1.4%	74.0%	0.7%	pts.	$182.54	0.4%

Comparable Systemwide Properties
	Nine Months Ended September 30, 2019 and Change vs. Nine Months Ended September 30, 2018
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Full-Service (1)	$149.04	1.8%	75.1%	—%	pts.	$198.37	1.8%
North American Limited-Service (2)	$102.06	0.1%	75.0%	(0.5)%	pts.	$136.03	0.8%
North American - All (3)	$121.90	1.0%	75.1%	(0.3)%	pts.	$162.38	1.4%
Asia Pacific	$102.83	3.0%	71.8%	2.1%	pts.	$143.23	—%
Caribbean & Latin America	$103.69	2.5%	63.1%	—%	pts.	$164.26	2.6%
Europe	$133.89	2.8%	73.8%	0.7%	pts.	$181.41	1.8%
Middle East & Africa	$97.25	(0.9)%	66.5%	2.1%	pts.	$146.26	(3.9)%
International - All (4)	$111.54	2.4%	70.7%	1.4%	pts.	$157.86	0.3%
Worldwide (5)	$118.97	1.3%	73.8%	0.2%	pts.	$161.15	1.1%

(1)
Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(2)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(3)	Includes North American Full-Service and North American Limited-Service.

(4)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(5)	Includes North American - All and International - All.

CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for the 2019 third quarter compared to the 2018 third quarter and for the 2019 first three quarters compared to the 2018 first three quarters.
Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Base management fees	$291	$279	$12	4%	$882	$852	$30	4%
Franchise fees	530	502	28	6%	1,505	1,394	111	8%
Incentive management fees	134	151	(17)	(11)%	462	482	(20)	(4)%
Gross fee revenues	955	932	23	2%	2,849	2,728	121	4%
Contract investment amortization	(16)	(13)	3	23%	(45)	(44)	1	2%
Net fee revenues	$939	$919	$20	2%	$2,804	$2,684	$120	4%
Third Quarter
The $12 million increase in base management fees primarily reflected $8 million from unit growth and $4 million from RevPAR growth.
The $28 million increase in franchise fees primarily reflected $24 million from unit growth, $6 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements, and $5 million from RevPAR growth, partially offset by $15 million of lower residential branding fees.
The $17 million decrease in incentive management fees primarily reflected lower net house profits at North American Full-Service and North American Limited-Service managed hotels.
First Three Quarters
The $30 million increase in base management fees primarily reflected $24 million from unit growth, $10 million from RevPAR growth, and $6 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements, partially offset by lower fees of $9 million from properties that were terminated and $7 million from properties that converted from managed to franchised.
The $111 million increase in franchise fees primarily reflected $66 million from unit growth, $21 million of higher co-brand credit card fees, $17 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements, $11 million from properties that converted from managed to franchised, and $11 million from RevPAR growth, partially offset by $17 million lower residential branding fees and lower fees of $8 million from properties that were terminated.
The $20 million decrease in incentive management fees primarily reflected lower net house profits at North American Full-Service and North American Limited-Service managed hotels and $9 million from net unfavorable foreign exchange rates, partially offset by $8 million from International unit growth.
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Owned, leased, and other revenue	$393	$397	$(4)	(1)%	$1,186	$1,226	$(40)	(3)%
Owned, leased, and other - direct expenses	326	315	11	3%	982	985	(3)	—%
	$67	$82	$(15)	(18)%	$204	$241	$(37)	(15)%

Third Quarter
Owned, leased, and other revenue, net of direct expenses decreased by $15 million, primarily due to $12 million of lower termination fees.
First Three Quarters
Owned, leased, and other revenue, net of direct expenses decreased by $37 million, primarily due to $26 million of lower termination fees and $7 million of higher other programs expenses.
Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Cost reimbursement revenue	$3,952	$3,735	$217	6%	$11,611	$11,559	$52	—%
Reimbursed expenses	4,070	3,855	215	6%	12,069	11,627	442	4%
	$(118)	$(120)	$2	(2)%	$(458)	$(68)	$(390)	574%
Cost reimbursement revenue, net of reimbursed expenses, varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
First Three Quarters
The $390 million decrease in cost reimbursement revenue, net of reimbursed expenses, primarily reflects lower Loyalty Program revenues net of expenses, which include the change in estimates discussed in Note 11 and higher point redemption activity.
Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Depreciation, amortization, and other	$52	$52	$—	—%	$162	$164	$(2)	(1)%
General, administrative, and other	220	221	(1)	—%	671	685	(14)	(2)%
Merger-related costs and charges	9	12	(3)	(25)%	191	64	127	198%
Third Quarter
General, administrative, and other expenses decreased by $1 million, primarily due to $10 million lower company-funded supplemental retirement savings plan contributions, partially offset by $7 million higher litigation expenses.
First Three Quarters
General, administrative, and other expenses decreased by $14 million, primarily due to $47 million lower company-funded supplemental retirement savings plan contributions and $6 million of lower reserve for guarantee funding, partially offset by $14 million of higher administrative costs, $12 million higher litigation expenses, and $8 million of higher bad debt reserves.
Merger-related costs and charges increased by $127 million, primarily due to the $122 million accrual for the loss contingency related to the Proposed ICO Fine discussed in Note 6 and a $34 million impairment charge of a legacy-Starwood office building accounted for as a finance lease, partially offset by $39 million of lower integration costs.

Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Gains and other income, net	$10	$18	$(8)	(44)%	$16	$191	$(175)	(92)%
Interest expense	(100)	(86)	14	16%	(299)	(246)	53	22%
Interest income	8	5	3	60%	20	16	4	25%
Equity in earnings	2	61	(59)	(97)%	10	95	(85)	(89)%
Third Quarter
Gains and other income, net decreased by $8 million, primarily due to the 2018 third quarter adjustment to the gain on the sale of two Asia Pacific properties ($12 million), partially offset by the receipt of a payment for our share of the proceeds from the sale of a managed property ($9 million).
Interest expense increased by $14 million, primarily due to higher interest on Senior Note issuances, net of maturities ($14 million).
Equity in earnings decreased by $59 million, primarily due to the 2018 gain on an equity method investee’s sale of a property ($55 million).
First Three Quarters
Gains and other income, net decreased by $175 million, primarily due to the 2018 gains on our property sales ($132 million) and the 2018 gains on the sales of our interest in four equity method investments ($46 million), partially offset by the receipt of a payment for our share of the proceeds from the sale of a managed property ($9 million).
Interest expense increased by $53 million, primarily due to higher interest on Senior Note issuances, net of maturities ($43 million) and higher commercial paper interest rates and average borrowings ($14 million).
Equity in earnings decreased by $85 million, primarily due to the 2018 gains on the sales of two properties held by equity method investees ($65 million) and lower earnings as a result of both the AC Hotels by Marriott transaction, which we discussed in Note 2, and dispositions of other investments ($16 million).
Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Provision for income taxes	$(140)	$(91)	$49	54%	$(279)	$(410)	$(131)	(32)%
Third Quarter
Provision for income taxes increased by $49 million, primarily due to the prior year tax benefits from dispositions ($22 million), lower benefits resulting from finalizing prior years’ returns ($13 million), and a shift in earnings to jurisdictions with higher tax rates ($6 million).
First Three Quarters
Provision for income taxes decreased by $131 million, primarily due to lower operating income ($82 million), the prior year tax expense for uncertain tax positions ($30 million), a shift in earnings to jurisdictions with lower tax rates ($29 million), the prior year state income tax expense for the future remittance of accumulated earnings of non-U.S. subsidiaries ($27 million), and the prior year tax expense from dispositions ($18 million). The decrease was partially offset by the prior year release of tax reserves ($34 million), an increase in the current period’s provisional estimate of tax for GILTI under the 2017 Tax Act ($11 million), and lower benefits resulting from finalizing prior years’ returns ($10 million).

BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific, for the 2019 third quarter compared to the 2018 third quarter and for the 2019 first three quarters compared to the 2018 first three quarters. See Note 12 for other information about each segment, including revenues and a reconciliation of segment profits to net income.
North American Full-Service
Since the end of the 2018 third quarter, across our North American Full-Service segment, we added 43 properties (9,391 rooms), and 11 properties (3,258 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Segment revenues	$3,284	$3,123	$161	5%	$9,992	$9,778	$214	2%
Segment profits	$255	$248	$7	3%	$882	$919	$(37)	(4)%
Third Quarter
North American Full-Service segment profits increased by $7 million, primarily due to the following:

•
$8 million of higher base management and franchise fees, primarily reflecting $6 million from RevPAR growth and $5 million from unit growth, partially offset by $6 million of lower residential branding fees;

•	$4 million of lower general, administrative, and other expenses, primarily due to lower reserves for guarantee funding; and

•	$8 million of lower incentive management fees, primarily due to lower net house profits at managed hotels.
First Three Quarters
North American Full-Service segment profits decreased by $37 million, primarily due to the following:

•	$25 million of lower gains and other income, net, primarily reflecting the $22 million gain on the sale of two properties in 2018;

•	$21 million of lower cost reimbursement revenue, net of reimbursed expenses;

•	$13 million of lower equity in earnings, primarily due to the $10 million gain on an equity method investee’s sale of a property in 2018;

•	$10 million of lower incentive management fees, primarily due to lower net house profits at managed hotels;

•	$5 million of lower owned, leased, and other revenue, net of direct expenses, primarily due to lower termination fees;

•
$31 million of higher base management and franchise fees, primarily reflecting $24 million from unit growth and $15 million from RevPAR growth, partially offset by $8 million of lower residential branding fees; and

•	$7 million of lower general, administrative, and other expenses, primarily due to lower reserves for guarantee funding.

North American Limited-Service
Since the end of the 2018 third quarter, across our North American Limited-Service segment, we added 290 properties (35,457 rooms), and 27 properties (3,003 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Segment revenues	$884	$851	$33	4%	$2,554	$2,451	$103	4%
Segment profits	$238	$206	$32	16%	$693	$640	$53	8%
Third Quarter
North American Limited-Service segment profits increased by $32 million, primarily due to the following:

•
$25 million of higher base management and franchise fees, primarily reflecting $16 million from unit growth and $5 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements;

•	$11 million of higher cost reimbursement revenue, net of reimbursed expenses;

•	$9 million of higher gains and other income, net, primarily due to the receipt of a payment for our share of the proceeds from the sale of a managed property; and

•	$6 million of lower incentive management fees, primarily driven by lower fees from a few portfolios of managed hotels.
First Three Quarters
North American Limited-Service segment profits increased by $53 million, primarily due to the following:

•
$58 million of higher base management and franchise fees, primarily reflecting $42 million from unit growth and $13 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements;

•	$9 million of higher gains and other income, net, primarily due to the receipt of a payment for our share of the proceeds from the sale of a managed property; and

•	$9 million of lower incentive management fees, primarily driven by lower fees from a few portfolios of managed hotels.
Asia Pacific
Since the end of the 2018 third quarter, across our Asia Pacific segment, we added 72 properties (16,840 rooms), and 10 properties (3,123 rooms) left our system.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2019	September 30, 2018	Change 2019 vs. 2018		September 30, 2019	September 30, 2018	Change 2019 vs. 2018
Segment revenues	$285	$275	$10	4%	$865	$818	$47	6%
Segment profits	$81	$106	$(25)	(24)%	$276	$358	$(82)	(23)%
Third Quarter
Asia Pacific segment profits decreased by $25 million, primarily due to the following:

•	$16 million of lower gains and other income, net, primarily due to the 2018 third quarter adjustment to the gain on the sale of two properties;

•	$12 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting lower termination fees;

•	$6 million of lower base management and franchise fees, primarily reflecting lower residential branding fees; and

•	$11 million of higher cost reimbursement revenue, net of reimbursed expenses.
First Three Quarters
Asia Pacific segment profits decreased by $82 million, primarily due to the following:

•
$69 million of lower gains and other income, net, primarily due to the $57 million gain on 2018 property sales and the $13 million gain on the sale of our interest in two equity method investments in 2018; and

•	$8 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting lower termination fees.
SHARE-BASED COMPENSATION
See Note 4 for more information.
NEW ACCOUNTING STANDARDS
See Note 1 for information on our adoption of new accounting standards.
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
At September 30, 2019, our available borrowing capacity amounted to $1,344 million and reflected borrowing capacity of $1,068 million under our Credit Facility and our cash balance of $276 million. We calculated that borrowing capacity by taking $4,500 million of effective aggregate bank commitments under our Credit Facility and subtracting $3,432 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2019 third quarter, our long-term debt had a weighted average interest rate of 3.1 percent and a weighted average maturity of approximately 4.7 years. Including the effect of interest rate swaps, the ratio of fixed-rate long-term debt to total long-term debt was 0.5 to 1.0 at the end of the 2019 third quarter.
Cash, cash equivalents, and restricted cash totaled $300 million at September 30, 2019, a decrease of $60 million from year-end 2018, primarily reflecting purchase of treasury stock ($1,828 million), dividend payments ($455 million), capital expenditures ($235 million), and financing outflows for employee share-based compensation withholding taxes ($132 million). The following cash inflows partially offset these cash outflows: higher commercial paper borrowings ($1,177 million), net cash provided by operating activities ($1,190 million), and long-term debt issuances, net of repayments ($231 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2019 third quarter. We minimize working capital through cash management, strict credit-granting policies, and aggressive collection efforts. We also have significant borrowing capacity under our Credit Facility should we need additional working capital.
We made capital expenditures of $235 million in the 2019 first three quarters and $462 million in the 2018 first three quarters, a decrease of $227 million, primarily reflecting the 2018 acquisition of the Sheraton Phoenix Downtown. We expect spending on capital expenditures and other investments will total approximately $1,000 million to $1,100 million for the 2019 full year, including the acquisition of the W New York - Union Square and the proposed acquisition of Elegant, contract acquisition costs, equity and other investments, loan advances, and various capital expenditures (including approximately $225 million for maintenance capital spending).
Over time, we have sold hotels, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, many of which we have sold or are seeking to sell. We have made, and expect to continue making, selective and opportunistic investments to add units to our lodging business, which may include property acquisitions and renovations (such as our 2018 acquisition of the Sheraton Phoenix Downtown, our 2019 acquisition of the W New York - Union Square, and our recently announced offer for Elegant), new construction, loans, guarantees, and noncontrolling equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long-term management or franchise agreements.
Share Repurchases
We purchased 3.8 million shares of our common stock during the 2019 third quarter at an average price of $133.41 per share. As of September 30, 2019, 21.5 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Dividends
Our Board of Directors declared the following quarterly cash dividends in 2019: (1) $0.41 per share declared on February 15, 2019 and paid on March 29, 2019 to shareholders of record on March 1, 2019; (2) $0.48 per share declared on May 10, 2019 and paid on June 28, 2019 to shareholders of record on May 24, 2019; and (3) $0.48 per share declared on August 8, 2019 and paid on September 30, 2019 to shareholders of record on August 22, 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2019 third quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2018 Form 10-K, other than the change in debt described below.
Total debt increased $1,432 million to $10,779 million at September 30, 2019 from $9,347 million at December 31, 2018, reflecting the issuance of our Series BB and CC Notes and higher commercial paper borrowings, partially offset by the maturity of our Series K Notes. See Note 8 for more information on our total debt at September 30, 2019.
At September 30, 2019, future Transition Tax payments under the 2017 Tax Act totaled $447 million.
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

Remediation of Material Weakness
We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2018 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively. Because of the time needed to implement these steps and test the applicable controls in operation, we do not anticipate that the material weakness will be fully remediated as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
Other than the changes related to our remediation efforts described above, we made no changes in internal control over financial reporting during the 2019 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 6, which we incorporate here by reference.
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
Risks Relating to Our Integration of Starwood
The continued diversion of resources and management’s attention to the integration of Starwood could still adversely affect our day-to-day business. While the integration of Starwood is complete, integration-related matters still place a significant burden on our management and internal resources and may continue to do so for some time, which could have adverse effects on our business or financial results.

Some of the anticipated benefits of combining Starwood and Marriott may still not be realized. We decided to acquire Starwood with the expectation that the Starwood Combination would result in various benefits. Although we have already achieved substantial benefits, others remain subject to several uncertainties, including whether we can achieve certain revenue synergies.
Integration has involved and could continue to involve unexpected costs. We encountered challenges in harmonizing our different reservations and other systems, our Loyalty Program, and other business practices, and we may encounter additional or increased challenges related to integration. Because of these or other factors, we cannot assure you when or that we will be able to fully realize additional benefits from the Starwood Combination in the form of enhancing revenues or achieving other operating efficiencies, cost savings, or benefits, or that challenges encountered with our harmonization efforts will not have adverse effects on our business or reputation.
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
Our new programs and new branded products may not be successful. We cannot assure you that new or newly acquired brands, such as those we acquired as a result of the Starwood Combination, or any other new programs or products we have recently launched or may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful.
Risks relating to natural or man-made disasters, contagious disease, violence, and war could reduce the demand for lodging, which may adversely affect our revenues. So called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the potential spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, have in the past caused and could in the future cause a decline in business or leisure travel and reduce demand for lodging to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. Any one or more of these events may reduce the overall demand for lodging, limit the prices that we can obtain, or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer, which could further hurt our revenues and profits.
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
Our business depends on the quality and reputation of our company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Certain events, including those that may be beyond our control, could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. Many other factors also can influence our reputation and the value of our brands, including service, food quality and safety, safety of guests and associates, availability and management of scarce natural resources, supply chain management, diversity, human rights, and support for local communities. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, disruption of access to our websites and reservation systems, loss of development opportunities, or associate retention and recruiting difficulties. Any decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations. The Data Security Incident could have a negative impact on our reputation, our corporate image and our relationship with our guests.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of September 30, 2019, we had $17.5 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, residential, and our credit card programs. Under the terms of their agreements with us, our franchisees and licensees interact directly with guests and other third parties under our brand and trade names. Our home rental offering also involves direct engagement between third-party property management companies and our guests. If these franchisees, licensees, or other companies fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data breach involving guest information or an incident involving guest or associate health or safety; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach by the franchisee, licensee, or other company, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting franchisee, licensee, or other company.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations, as we saw in the fourth quarter of 2018. Although we completed contract negotiations for 43 unionized hotels in 2018 following multi-week strikes by our associates at many of those hotels and completed contract negotiations for an additional 12 unionized hotels in the 2019 first three quarters, a number of additional collective bargaining agreements are expected to be negotiated in the 2019 fourth quarter and in 2020. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. Marriott requires comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, or liabilities that result from breaches in the security of information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018 and 2019 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses in the property market in 2018. Also, due to the Data Security Incident and the state of the cyber insurance market generally, the costs for our cyber security insurance increased for our policy period beginning in the 2019 third quarter, and the cost of such insurance could continue to increase in future years. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of any capital that we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for guarantees, debt, or other financial obligations for the property.
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
Our owned properties and other real estate investments subject us to numerous risks. We have a number of owned and leased properties, which are subject to the risks that generally relate to investments in real property. We are actively pursuing sales of some of these properties, but equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate zoning or tax laws can make it more expensive and/or time-consuming to develop real property or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected.
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
The Data Security Incident could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., and two shareholder derivative lawsuits in the U.S. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations, such as the European Union’s General Data Protection Regulation. Responding to and resolving these lawsuits, claims and investigations could result in material remedial and other expenses which may not be covered by insurance, including fines. For example, in July 2019 the Information Commissioner’s Office in the United Kingdom (“ICO”) communicated its intent to issue a fine in the amount of £99 million against the Company in relation to the Data Security Incident. In late August 2019, we submitted a written response to the ICO vigorously defending our position, which we had the right to do before the amount of the fine is finally determined and the fine can be issued by the ICO. To date, we have not received from the ICO a final notice of determination or fine, and we are unable to predict the amount of any fine the ICO may ultimately determine to issue. Governmental authorities investigating the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Card issuers or payment card networks may seek to attribute losses or other expenses to the Data Security Incident, and we cannot currently determine to what extent those losses and expenses may be our legal responsibility. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. The Data Security Incident and publicity related to it could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. These expenses and other adverse effects could have a material effect on our market share, reputation, business, financial condition, or results of operations. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including the final amount of the Proposed ICO Fine and any other fines) related to the Data Security Incident. Further, as a result of market forces beyond our control and experiences such as the Data Security Incident, relevant insurance coverage may not be available in the future on commercially reasonable terms or at all.
Our remediation efforts related to the Data Security Incident have been and may continue to be costly and may not be effective. Following the Data Security Incident, we implemented additional technical measures on our network designed to contain and remove the threats identified during our investigation, secure the Starwood reservations database, and monitor for any further unauthorized activity. We also accelerated ongoing security enhancements to our network. We have incurred costs in connection with these remediation and enhancement efforts to date, and we expect to incur additional significant costs as we take further steps designed to prevent unauthorized access to our network. The technical measures we have taken are based on our investigation of the causes of the Data Security Incident, but additional measures may be needed to prevent a similar incident in the future and such measures may not be sufficient to prevent other types of incidents. We cannot assure you that all potential causes of the incident have been identified and remediated and will not occur again.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, and their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to data, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business email compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. We have experienced cyber-attacks, attempts to disrupt access to our systems and data, and attempts to affect the integrity of our data, and the frequency and sophistication of such efforts could continue to increase. Any significant theft of, unauthorized access to, loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, franchisees, licensees, or service providers or other disruptions in data services could lead to an interruption in the operation of our systems, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate satisfaction, retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations. Because we have experienced cybersecurity incidents in the past, if we experience additional incidents or fail to detect and appropriately respond to additional incidents, the severity of the adverse effects on our business could be magnified. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could also magnify the severity of these adverse effects. Although we carry cyber/privacy liability insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyber-attacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws (such as the California Consumer Privacy Act), payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative or regulatory changes could be adopted in the future, including in reaction to the Data Security Incident or data breaches experienced by other companies. Compliance with changes in applicable data privacy laws and regulations (such as the California Consumer Privacy Act) and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, the ICO notified us that it had opened an investigation into our online privacy policy and related practices and an investigation into the Company’s handling of data subject access requests. These investigations are separate from the ICO’s investigation specifically related to the Data Security Incident. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to any imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
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
Other Risks
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 8 “Management’s Report on Internal Control Over Financial Reporting” of our 2018 Form 10-K, in the 2018 fourth quarter, we identified a material weakness in internal control related to our accounting for our Loyalty Program, which resulted in errors in our previously issued financial statements for the 2018 first, second, and third quarters. Internal controls related to the implementation of ASU 2014-09 and the accounting for our Loyalty Program are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weakness and responding to requests from the SEC for documents and information related to these matters. If the additional controls and processes that we have implemented while we work to remediate the material weakness are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weakness or the discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019	1.5	$140.36	1.5	23.8
August 1, 2019 - August 31, 2019	2.1	$129.02	2.1	21.7
September 1, 2019 - September 30, 2019	0.2	$127.20	0.2	21.5

(1)
On November 9, 2017 and February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 30 million shares and 25 million shares, respectively. As of September 30, 2019, 21.5 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 14, 2019 (File No. 001-13881).

*10	Summary of Marriott International, Inc. Director Compensation.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

*	Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
5th day of November, 2019

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)