Form 10-K
period 2019-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2020-02-27
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 28, 2019, was $38,730,375,024.
There were 324,214,545 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 20, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2019

Throughout this report, we refer to Marriott International, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Marriott,” or “the Company.” In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (v) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (vi) our properties, brands, or markets in our Caribbean and Latin America, Europe, and Middle East and Africa regions as “Other International,” and together with those in our Asia Pacific segment, as “International.” In addition, references throughout to numbered “Notes” refer to the Notes to our Financial Statements, unless otherwise stated.
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
We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments. In January 2020, we modified our reportable segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the first quarter of 2020, we will present the following reportable business segments: North America; Asia Pacific; and Europe, Middle East, and Africa. Our Caribbean and Latin America operating segment will be included in a combined Caribbean and Latin America and “Unallocated corporate” caption. See Note 15 for more information.
Acquisition of Elegant
On December 9, 2019, we completed the acquisition of Elegant Hotels Group plc (“Elegant”), and Elegant became an indirect wholly-owned subsidiary of the Company. See Note 3 for more information.
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

Starwood Reservations Database Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations. For further information about the Data Security Incident, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Data Security Incident” in Note 7 in Part II, Item 8.
Company-Operated Properties
At year-end 2019, we had 2,144 company-operated properties (584,879 rooms), which included properties under long-term management or lease agreements with property owners (management and lease agreements together, the “Operating Agreements”), properties that we own, and home and condominium communities for which we manage the related owners’ associations.
Terms of our management agreements vary, but we earn a management fee that is typically composed of a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 50 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a specified percentage of annual revenues that exceed a fixed amount. Many of our Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Many of our Operating Agreements also permit the owners to terminate the agreement if we do not meet certain performance metrics, financial returns fail to meet defined levels for a period of time, and we have not cured those deficiencies. In certain circumstances, some of our management agreements allow owners to convert company-operated properties to franchised properties under our brands.
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
Franchised, Licensed, and Unconsolidated Joint Venture Properties
We have franchising, licensing, and joint venture programs that permit hotel owners and operators to use many of our lodging brand names and systems. Under our hotel franchising programs, we generally receive an initial application fee and continuing royalty fees, which typically range from four to seven percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service brands. Franchisees and certain joint ventures contribute to our marketing and advertising programs and pay fees for use of our centralized reservation systems.
We also receive royalty fees under license agreements with Marriott Vacations Worldwide Corporation (“MVW”), our former timeshare subsidiary that we spun off in 2011, and its affiliates for certain brands, including Marriott Vacation Club, Grand Residences by Marriott, The Ritz-Carlton Destination Club, Westin, Sheraton, and for certain existing properties, St. Regis and The Luxury Collection. We receive license fees from MVW consisting of a fixed annual fee, adjusted for inflation, plus certain variable fees based on sales volumes.
At year-end 2019, we had 5,205 franchised and licensed properties (796,042 rooms).
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
Seasonality
In general, business at company-operated and franchised properties fluctuates moderately with the seasons and is relatively stable. Business at some resort properties may be more seasonal depending on location.

Relationship with Major Customer
We operate or franchise properties that are owned or leased by Host Hotels & Resorts, Inc. (“Host”). In addition, Host is a partner in several partnerships that own properties that we operate under long-term management agreements. See Note 17 for more information.
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

The following table shows the geographic distribution of our brands at year-end 2019:

		North America	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Luxury
JW Marriott®	Properties	30	7	6	40	13	96
	Rooms	16,853	2,205	3,327	15,080	3,597	41,062
The Ritz-Carlton®	Properties	39	13	13	33	8	106
	Rooms	11,410	3,079	3,523	8,207	2,081	28,300
W® Hotels	Properties	26	7	5	14	6	58
	Rooms	7,672	1,423	1,850	3,788	1,074	15,807
The Luxury Collection® (1)	Properties	16	47	10	31	14	118
	Rooms	4,799	6,962	2,411	7,883	1,188	23,243
St. Regis®	Properties	10	7	5	20	3	45
	Rooms	1,968	1,002	1,426	4,812	448	9,656
EDITION®	Properties	4	3	1	2	—	10
	Rooms	1,209	381	255	651	—	2,496
Bulgari®	Properties	—	2	1	3	—	6
	Rooms	—	143	120	260	—	523
Premium
Marriott Hotels®	Properties	340	97	25	83	30	575
	Rooms	134,412	24,595	8,119	28,000	8,033	203,159
Sheraton®	Properties	189	62	31	130	35	447
	Rooms	72,039	17,054	9,910	47,878	9,682	156,563
Westin®	Properties	130	18	7	58	12	225
	Rooms	53,097	6,024	1,839	17,872	3,640	82,472
Renaissance® Hotels	Properties	86	34	4	42	9	175
	Rooms	28,597	8,049	1,035	14,535	2,745	54,961
Le Méridien®	Properties	21	15	23	49	2	110
	Rooms	4,480	5,021	6,526	12,903	271	29,201
Autograph Collection® Hotels (2)	Properties	108	53	9	9	13	192
	Rooms	22,463	7,165	1,906	2,364	3,751	37,649
Delta Hotels by MarriottTM (Delta Hotels®)	Properties	72	5	1	1	—	79
	Rooms	17,376	729	360	339	—	18,804
Gaylord Hotels®	Properties	6	—	—	—	—	6
	Rooms	9,918	—	—	—	—	9,918
Marriott Executive Apartments®	Properties	—	4	9	17	2	32
	Rooms	—	361	1,029	2,959	240	4,589
Tribute Portfolio®	Properties	21	8	—	8	3	40
	Rooms	4,445	905	—	1,107	155	6,612
Design Hotels®	Properties	1	3	—	—	—	4
	Rooms	248	542	—	—	—	790
Select
Courtyard by Marriott® (Courtyard®)	Properties	1,053	68	7	72	41	1,241
	Rooms	146,602	12,892	1,487	16,931	6,717	184,629
Residence Inn by Marriott® (Residence Inn®)	Properties	833	12	3	—	2	850
	Rooms	103,038	1,477	301	—	249	105,065
Fairfield by Marriott®	Properties	1,001	—	—	42	14	1,057
	Rooms	94,063	—	—	7,050	2,036	103,149
SpringHill Suites by Marriott® (SpringHill Suites®)	Properties	456	—	—	—	—	456
	Rooms	54,033	—	—	—	—	54,033
Four Points® by Sheraton (Four Points®)	Properties	159	18	17	75	20	289
	Rooms	23,847	2,778	4,371	18,561	2,686	52,243
TownePlace Suites by Marriott® (TownePlace Suites®)	Properties	418	—	—	—	—	418
	Rooms	42,378	—	—	—	—	42,378

		North America	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Aloft® Hotels	Properties	119	10	8	29	10	176
	Rooms	17,647	1,801	2,012	6,598	1,644	29,702
AC Hotels by Marriott®	Properties	63	83	1	—	12	159
	Rooms	10,720	10,631	188	—	1,922	23,461
Protea Hotels by Marriott® (Protea Hotels®)	Properties	—	—	80	—	—	80
	Rooms	—	—	8,359	—	—	8,359
Element® Hotels	Properties	42	2	1	6	—	51
	Rooms	5,785	293	168	1,253	—	7,499
Moxy® Hotels	Properties	21	37	—	4	—	62
	Rooms	4,149	7,451	—	609	—	12,209
Residences and Timeshare
Residences	Properties	60	8	3	14	10	95
	Rooms	6,557	298	308	2,132	573	9,868
Timeshare	Properties	72	5	—	5	9	91
	Rooms	18,668	919	—	471	2,463	22,521
	Total Properties	5,396	628	270	787	268	7,349
	Total Rooms	918,473	124,180	60,830	222,243	55,195	1,380,921

(1)	Includes two properties acquired when we purchased Elegant in December 2019 which we currently intend to re-brand under The Luxury Collection brand following the completion of planned renovations.

(2)	Includes five properties acquired when we purchased Elegant in December 2019 which we currently intend to re-brand under the Autograph Collection brand following the completion of planned renovations.
Other Activities
Loyalty Program, Sales and Marketing, and Reservation Systems. On February 13, 2019, we completed the integration of our three legacy loyalty programs - Marriott Rewards, The Ritz-Carlton Rewards, and Starwood Preferred Guest - under one name, Marriott BonvoyTM. Members have access to Marriott Bonvoy’s diverse brand portfolio, rich benefits, and travel experiences. We refer to Marriott Bonvoy throughout this report as our “Loyalty Program.”
Our Loyalty Program rewards members with points toward free hotel stays, access to travel experiences through our Marriott Bonvoy Tours & Activities program, miles with participating airline programs, and other benefits. We believe that our Loyalty Program generates substantial repeat business that might otherwise go to competing hotels. In 2019, over 50 percent of our room nights were booked by Loyalty Program members. We strategically market to this large and growing guest base to generate revenue. See the “Loyalty Program” caption in Note 2 for more information.
Marriott.com, our international websites, and our mobile apps continued to grow significantly in 2019. Our web and mobile products allow for a seamless booking experience and easy enrollment in our Loyalty Program to book our exclusive Member Rates. Our Look No Further® Best Rate Guarantee ensures best rate integrity, strengthening consumer confidence in our brand, and gives guests greater access to the same rates when they book hotel rooms through our various direct channels. We also continue to grow engagement levels with millions of guests through our digital guest services - check-in, check-out, service requests, mobile key, and more - across our hotel portfolio. Our digital strategy continues to focus on creating a simple and efficient digital booking experience, while elevating the service experience through digital guest services and generating superior guest satisfaction and more memorable stays at our properties.
At year-end 2019, we operated 22 hotel reservation centers, eight in the U.S. and 14 in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own two of the U.S. facilities and either lease the others or share space with a company-operated property. Our reservation system manages inventory and allows us to utilize third-party agents where cost effective. Economies of scale enable us to minimize costs per occupied room, drive profits for our owners and franchisees, and enhance our fee revenue.
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
Credit Card Programs. We have multi-year agreements with JP Morgan Chase and American Express for our U.S.-issued, co-brand credit cards associated with our Loyalty Program. We also license credit card programs internationally, including in Canada, the United Kingdom, United Arab Emirates, and Japan. We earn fixed amounts that are generally payable at contract inception and variable amounts that are paid to us monthly over the term of the agreements primarily based on card usage, and we believe that our co-brand credit cards contribute to the success of our Loyalty Program and reflect the quality and value of our portfolio of brands.
Sustainability and Social Impact. Guided by our 2025 sustainability and social impact goals, as well as the United Nations Sustainable Development Goals, we believe we have an opportunity to create a positive and sustainable impact wherever we do business. Our sustainability and social impact platform, Serve 360: Doing Good In Every Direction, is built around four focus areas: Nurture Our World; Sustain Responsible Operations; Empower Through Opportunity; and Welcome All and Advance Human Rights - each with targets to drive our efforts through 2025. These targets reflect our goals to protect and invest in the vitality of the communities and natural environments in which we operate, build and operate sustainable hotels, source responsibly, advance human rights, and mitigate climate-related risk. In 2019, we continued to implement programs designed to help reduce our carbon, water, and waste footprints, with programming such as the switch from single-use toiletry bottles to larger, pump-topped bottles at many properties. When implemented globally, our expanded toiletry program is expected to help reduce our current amenity plastic usage by approximately 30 percent. We also made significant progress toward our goal to train 100% of on-property associates in human trafficking awareness by 2025, with over 675,000 associates trained as of year-end 2019. These and other sustainability and social impact efforts help us to address the growing expectations of our stakeholders, increase our operational efficiency and excellence, and enhance our reputation while mitigating risk and supporting the continued growth and resiliency of our business.
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
Competition
We encounter strong competition both as a lodging operator and as a franchisor. According to lodging industry data, in the U.S. alone, there are over 1,800 lodging management companies, including approximately 18 that operate more than 100 properties. These operators are primarily private management firms, but also include several large national and international chains that own and operate their own hotels, operate hotels on behalf of third-party owners, and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if it does not meet certain financial or performance criteria.
We also compete for guests with large companies that offer online travel services as part of their business model, search engines such as Google and Bing, and online services including Airbnb and HomeAway that allow travelers to book short-term rentals of homes and apartments as an alternative to hotel rooms. We compete against lodging operators, franchisors, and other competitors for guests in many areas, including brand recognition and reputation, location, guest satisfaction, room rates, quality of service, amenities, quality of accommodations, security, and the ability to earn and redeem loyalty program points.
Affiliation with a national or regional brand is common in the U.S. lodging industry, and we believe that our brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2019, approximately 72 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the owner pays the franchisor a fee for use of its hotel name and reservation system. In the franchising business, we face many competitors that have strong brands and guest appeal, including Hilton, Intercontinental Hotels Group, Hyatt, Wyndham, Accor, Choice, Radisson, Best Western, and others.
Outside the U.S., branding is much less prevalent and most markets are served primarily by independent operators, although branding is more common for new hotel development. We believe that chain affiliation will increase in many overseas markets as local economies grow, trade barriers decline, international travel accelerates, and hotel owners seek the benefits of centralized reservation systems, marketing programs, and our Loyalty Program.

Based on lodging industry data, we have an approximately 16 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a four percent share of the hotel market outside the U.S. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher Revenue per Available Room (“RevPAR”) than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong guest preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, our Loyalty Program, and our emphasis on guest service and guest and associate satisfaction contribute to guest preference across all our brands.
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
Employee Relations
At year-end 2019, we had approximately 174,000 employees, approximately 22,000 of whom were represented by labor unions in the United States, the country with our most significant union representation. These numbers do not include hotel personnel employed by our owners, franchisees, and management companies hired by our franchisees. We believe relations with our employees are positive.
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
Item 1A.    Risk Factors.
Forward-Looking Statements
We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report based on the beliefs and assumptions of our management and on information currently available to us. Forward-looking statements include information about our possible or assumed future results of operations, which follow under the captions “Business and Overview,” “Liquidity and Capital Resources,” and other statements throughout this Annual Report preceded by, followed by, or that include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions.
Any number of risks and uncertainties could cause actual results to differ materially from those we express in our forward-looking statements, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. We therefore caution you not to rely unduly on any forward-looking statement. The forward-looking statements in this Annual Report speak only as of the date of this Annual Report, and we undertake no obligation to update or revise any forward-looking statement, whether due to new information, future developments, or otherwise.

Risks and Uncertainties
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Because there is no way to determine in advance whether, or to what extent, any present uncertainty will ultimately impact our business, you should give equal weight to each of the following:
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
Economic downturns and other global, national, and regional conditions could impact our financial results and growth. Because we conduct our business on a global platform, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions impact our activities. Our business is impacted by decreases in travel resulting from weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. Our performance could be materially affected if these conditions arise or extend longer than anticipated, or in other circumstances that we are not able to predict or mitigate.
During the last recession when demand for hotel rooms declined significantly, particularly in 2009, we took steps to reduce operating costs and improve efficiency and such cost controls could again become necessary if demand significantly declines. Our efforts to implement any such changes in a manner designed to maintain guest loyalty, owner preference, and associate satisfaction may not be successful, and our market share may suffer as a result.
In addition, U.S. government travel and travel associated with U.S. government operations are a significant part of our business, which can suffer due to U.S. federal spending cuts, government hiring restrictions, or other spending limitations that may result from presidential or congressional action or inaction, including for example, a U.S. federal government shutdown, such as the partial shutdown that occurred in December 2018 and January 2019.
Risks Relating to Our Integration of Starwood
Some of the anticipated benefits of combining Starwood and Marriott may still not be realized and challenges related to our integration efforts could have adverse effects on our business. Although we have achieved substantial benefits from the Starwood Combination, we cannot assure you when or that we will be able to fully realize additional benefits that we anticipated when we decided to acquire Starwood, including enhancing revenues or achieving other operating efficiencies or cost savings. We also cannot assure you that challenges we encountered with the harmonization of our systems, our Loyalty Program, and other business practices (some of which still place a significant burden on our management and internal resources) will not have significant adverse effects on our business or reputation.
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

Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. Any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. A significant loss of agreements due to premature terminations could hurt our financial performance or our ability to grow our business.
The growing significance of our operations outside of the U.S. makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. More than a third of the rooms in our system are located outside of the U.S. and its territories. We expect that our international operations, and resulting revenues, will continue to grow. This increasingly exposes us to the challenges and risks of doing business outside the U.S., many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, and trade restrictions; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, currency regulations, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (5) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics, or the threat of international boycotts or U.S. anti-boycott legislation; and (6) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons in order to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors, or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions administered by the U.S. Office of Foreign Assets Control and the U.S. Department of Commerce, and authorities in other countries where we do business. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. or other countries may impose additional sanctions at any time against any country in which or with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits or regulatory actions being brought against the Company or its officers or directors. In addition, the operation of these laws or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits or cause us to forgo development opportunities, or cease operations in certain countries, that would otherwise support growth.
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
Our new programs and new branded products may not be successful. We cannot assure you that new or newly acquired brands, or any other new programs or products we have recently launched or may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests. We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs or products, or that those brands, programs, or products will be successful.
Risks relating to natural or man-made disasters, contagious disease, violence, and war could reduce the demand for lodging, which may adversely affect our revenues. We have seen a decline in travel and reduced demand for lodging due to so called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. Any one or more of these events may reduce the overall demand for lodging, limit the prices that we can obtain, or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer, which could further hurt our revenues and profits.
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
Our business depends on the quality and reputation of our company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Certain events, including those that may be beyond our control, could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. Many other factors also can influence our reputation and the value of our brands, including service, food quality and safety, safety of our guests and associates, availability and management of scarce natural resources, supply chain management, diversity, human rights, and support for local communities. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, disruption of access to our websites and reservation systems, loss of development opportunities, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2019, we had $17.7 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, residential, and our credit card programs. Under the terms of their agreements with us, these parties interact directly with guests and others under our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data incident involving guest information or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations, as we saw in the fourth quarter of 2018. Numerous collective bargaining agreements are typically subject to negotiation each year, and our past ability to resolve such negotiations does not mean that we will resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, or liabilities that result from breaches in the security of information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018 and 2019 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses in the property market in 2018. Also, due to the Data Security Incident and the state of the cyber insurance market generally, the costs for our cyber insurance increased for our policy period beginning in the 2019 third quarter, and the cost of such insurance could continue to increase in future years. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
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
Our development and renovation activities expose us to project cost, completion, and resale risks. We occasionally develop, or acquire and renovate, hotel and residential properties, both directly and through partnerships, joint ventures, and other business structures with third parties. As demonstrated by the impairment charges that we recorded in 2014 and 2015 in connection with our development and construction of three EDITION hotels and residences, our ongoing involvement in the development of properties presents a number of risks, including that: (1) any future weakness in the capital markets may limit our ability, or that of third parties with whom we do business, to raise capital for completion of projects that have commenced or for development of future properties; (2) properties that we develop or renovate could become less attractive due to decreases in demand for hotel properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or pace we anticipate, potentially requiring additional changes in our pricing strategy that could result in further charges; (3) construction delays or cost overruns, including those due to shortages or increased costs of skilled labor and/or materials, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase overall project costs or result in project cancellations; and (4) we may be unable to recover development costs we incur for any projects that we do not pursue to completion.
Our owned properties and other real estate investments subject us to numerous risks. We have a number of owned and leased properties, which are subject to the risks that generally relate to investments in real property. We are actively pursuing sales of some of these properties, but equity real estate investments can be difficult to sell quickly, and we may not be able to do so at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, if any, by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including local market conditions and new supply of hotels, availability and costs of staffing, governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate or tax laws can make it more expensive to acquire, develop, or operate and/or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Despite our asset-light strategy, our real estate properties could be impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be adversely affected or we could be required to record significant non-cash impairment charges to our results of operations.
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
Some hotel openings in our development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular the approved hotels that are not yet under contract, is subject to numerous risks, including in some cases the owner’s or developer’s ability to obtain adequate financing or governmental or regulatory approvals, increased construction costs, changes in lodging supply dynamics in individual markets, or disruptive conditions in global, regional, or local markets. We have seen construction timelines for pipeline hotels lengthen due to competition for skilled construction labor and disruption in the supply chain for materials, and these circumstances could continue or worsen in the future. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
Losses on loans or loan guarantees that we have made to third parties impact our profits. At times, we make loans for hotel development, acquisition or renovation expenditures when we enter into or amend management or franchise agreements. From time to time we also provide third-party lenders with financial guarantees for the timely repayment of all or a portion of debt related to hotels that we manage or franchise, generally subject to an obligation that the owner reimburse us for any fundings. We could suffer losses if hotel owners or franchisees default on loans that we provide or fail to reimburse us for loan guarantees that we have funded.
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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet reasonably predict. We are a party to various agreements and other instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. As a result, LIBOR may perform differently than in the past and may ultimately cease to be utilized or to exist, either before or after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that rely on LIBOR, not all of which contain alternative rate provisions. We are still in the process of investigating which of our agreements rely on LIBOR and, at this time, it is not possible for us to predict the effect of any changes to LIBOR, any phase out of LIBOR, or any establishment of alternative benchmark rates. There is uncertainty about how we, the financial markets, applicable law and the courts will address the replacement of LIBOR with alternative rates on contracts that do not include alternative rate provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com®, Priceline.com®, Booking.com™, Travelocity.com®, and Orbitz.com®, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase by certain companies of trademarked online keywords such as “Marriott” from Internet search engines such as Google®, Bing®, Yahoo®, and Baidu® to steer guests toward their websites (a practice that has been challenged by various trademark owners in federal court). Our business and profitability could be harmed to the extent that online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increase the overall cost of Internet bookings for our hotels. In addition, if we are not able to negotiate new agreements on satisfactory terms when our existing contracts with intermediaries (which generally have 2- to 3- year terms) come up for renewal, our business and prospects could be negatively impacted in a number of ways. For example, if newly negotiated agreements are on terms less favorable to our hotels than the expiring agreements, or if we are not able to negotiate new agreements and our hotels no longer appear on intermediary websites, our bookings could decline, our profits (and the operating profits of hotels in our system) could decline, and customers and owners may be less attracted to our brands. We may not be able to recapture or offset any such loss of business through actions we take to enhance our direct marketing and reservation channels or to rely on other channels or other intermediary websites.
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
The Data Security Incident could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., and three shareholder derivative lawsuits in the U.S. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations, such as the European Union’s General Data Protection Regulation. Responding to and resolving these lawsuits, claims and investigations could result in material remedial and other expenses which may not be covered by insurance, including any fines imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”), as discussed in Note 7, or by regulatory authorities in various other jurisdictions. Governmental authorities investigating the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final amount of the Proposed ICO Fine and any other fines or penalties) related to the Data Security Incident.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, other business partners or their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, other business partners, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, compromises in the security of our information systems or those of our owners, franchisees, licensees, other business partners, or service providers or other disruptions or compromises of data or systems could lead to an interruption in or other adverse effects on the operation of our systems or those of our owners, franchisees, licensees, other business partners, or service providers, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate satisfaction, retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
Because we have experienced cybersecurity incidents in the past, additional incidents or the failure to detect and appropriately respond to additional incidents could magnify the severity of the adverse effects on our business. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could also magnify the severity of these adverse effects. We cannot assure you that all potential causes of the Data Security Incident have been identified and remediated and will not occur again; additional measures may be needed to prevent a similar incident in the future and such measures may not be sufficient to prevent other types of incidents. Although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws (such as the California Consumer Privacy Act and the New York Shield Act), payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative or regulatory changes could be adopted in the future, including in reaction to the Data Security Incident or data breaches experienced by other companies. Compliance with changes in applicable data privacy laws and regulations (such as the California Consumer Privacy Act and the New York Shield Act) and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, the ICO and certain other regulators also opened investigations into our privacy practices, including the representations in our privacy policies and how we handle individual rights requests. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to any imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
Additionally, we rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws (such as the California Consumer Privacy Act and the New York Shield Act), or new federal or state laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential guests and customers from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists were to be prohibited or otherwise restricted, our ability to develop new guests and customers and introduce them to our products could be impaired.
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
Other Risks
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 8 “Management’s Report on Internal Control Over Financial Reporting” later in this report, in the 2018 fourth quarter, we identified a material weakness in internal control related to our accounting for our Loyalty Program, which resulted in errors in our previously issued financial statements for the 2018 first, second, and third quarters. Internal controls related to the implementation of ASU 2014-09 and the accounting for our Loyalty Program are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weakness and have responded to requests from the SEC for documents and information related to these matters. If the additional controls and processes that we have implemented while we work to remediate the material weakness are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weakness or the discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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
We could be subject to additional tax liabilities. We are subject to a variety of taxes in the U.S. (federal, state, and local) and numerous foreign jurisdictions. We may recognize additional tax expense and be subject to additional tax liabilities due to changes in laws, regulations, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions. Such changes could come about as a result of economic, political, and other conditions.
Our tax expense and liabilities are also affected by other factors, such as changes in our business operations, acquisitions, investments, entry into new businesses and geographies, intercompany transactions, the relative amount of our foreign earnings, losses incurred in jurisdictions for which we are not able to realize related tax benefits, the applicability of special tax regimes, changes in foreign currency exchange rates, changes in our stock price, and changes in our deferred tax assets and liabilities and their valuation. Significant judgment is required in evaluating and estimating our tax expense and liabilities. In the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, the legislation known as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act, significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the U.S. Internal Revenue Service, and other standard-setting bodies will continue to interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered. As future guidance is issued, we may make adjustments to amounts that we have previously recorded that may materially impact our financial statements in the period in which the adjustments are made.
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

As of December 31, 2019, we owned or leased the following hotel properties:

Properties	Location	Rooms
North American Full-Service
Owned Hotels
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
Sheraton Phoenix Downtown	Phoenix, AZ	1,000
W New York - Union Square	New York, NY	270
Las Vegas Marriott	Las Vegas, NV	278
Leased Hotels
W New York – Times Square	New York, NY	509
Renaissance New York Times Square Hotel	New York, NY	317
Anaheim Marriott	Anaheim, CA	1,030
Kaua’i Marriott Resort	Lihue, HI	356

North American Limited-Service
Owned Hotels
Courtyard Las Vegas Convention Center	Las Vegas, NV	149
Residence Inn Las Vegas Convention Center	Las Vegas, NV	192
Leased Hotels
Albuquerque Airport Courtyard	Albuquerque, NM	150
Baltimore BWI Airport Courtyard	Linthicum, MD	149
Baton Rouge Acadian Centre/LSU Area Courtyard	Baton Rouge, LA	149
Chicago O'Hare Courtyard	Des Plaines, IL	180
Des Moines West/Clive Courtyard	Clive, IA	108
Fort Worth University Drive Courtyard	Fort Worth, TX	130
Greensboro Courtyard	Greensboro, NC	149
Indianapolis Airport Courtyard	Indianapolis, IN	151
Irvine John Wayne Airport/Orange County Courtyard	Irvine, CA	153
Louisville East Courtyard	Louisville, KY	151
Mt. Laurel Courtyard	Mt Laurel, NJ	151
Newark Liberty International Airport Courtyard	Newark, NJ	146
Orlando Airport Courtyard	Orlando, FL	149
Orlando International Drive/Convention Center Courtyard	Orlando, FL	151
Sacramento Airport Natomas Courtyard	Sacramento, CA	149
San Diego Sorrento Valley Courtyard	San Diego, CA	149
Spokane Downtown at the Convention Center Courtyard	Spokane, WA	149
St. Louis Downtown West Courtyard	St. Louis, MO	151

Asia Pacific
Leased Hotels
The Ritz-Carlton, Tokyo	Tokyo, Japan	250
The St. Regis Osaka	Osaka, Japan	160

Properties	Location	Rooms
Other International
Owned Hotels
Sheraton Grand Rio Hotel & Resort	Rio de Janeiro, Brazil	538
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Mexico City Maria Isabel Hotel	Mexico City, Mexico	755
Courtyard by Marriott Toulouse Airport	Toulouse, France	187
Courtyard by Marriott Aberdeen Airport	Aberdeen, UK	194
Courtyard by Marriott Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	264
Residence Inn Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	140
Treasure Beach, Barbados	Barbados	35
Crystal Cove, Barbados	Barbados	88
Tamarind, Barbados	Barbados	104
Waves, Barbados	Barbados	70
The House, Barbados	Barbados	34
Colony Club, Barbados	Barbados	96
Turtle Beach, Barbados	Barbados	161
Leased Hotels
Grosvenor House, A JW Marriott Hotel	London, UK	496
The Ritz-Carlton, Berlin	Berlin, Germany	303
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
Hotel Alfonso XIII, a Luxury Collection Hotel, Seville	Seville, Spain	148
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	139
Cape Town Marriott Hotel Crystal Towers	Cape Town, South Africa	180
Frankfurt Marriott Hotel	Frankfurt, Germany	593
Berlin Marriott Hotel	Berlin, Germany	379
Leipzig Marriott Hotel	Leipzig, Germany	231
Heidelberg Marriott Hotel	Heidelberg, Germany	248
Sheraton Diana Majestic, Milan	Milan, Italy	106
Renaissance Hamburg Hotel	Hamburg, Germany	205
Renaissance Santo Domingo Jaragua Hotel & Casino	Santo Domingo, Dominican Republic	300
15 on Orange Hotel, Autograph Collection	Cape Town, South Africa	129
African Pride Melrose Arch, Autograph Collection	Johannesburg, South Africa	118
Courtyard by Marriott Paris Gare de Lyon	Paris, France	249
Protea Hotel by Marriott Cape Town Sea Point	Cape Town, South Africa	124
Protea Hotel by Marriott Midrand	Midrand, South Africa	177
Protea Hotel by Marriott Pretoria Centurion	Pretoria, South Africa	177
Protea Hotel by Marriott O R Tambo Airport	Johannesburg, South Africa	213
Protea Hotel by Marriott Roodepoort	Roodepoort, South Africa	79
Protea Hotel Fire & Ice! by Marriott Cape Town	Cape Town, South Africa	201
Protea Hotel Fire & Ice! by Marriott Johannesburg Melrose Arch	Johannesburg, South Africa	197

Item 3.	Legal Proceedings.
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 7, which we incorporate here by reference.
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
Not applicable.
Information about our Executive Officers
See the information under “Information about our Executive Officers” in Part III, Item 10 of this report for information about our executive officers, which we incorporate here by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
At February 20, 2020, 324,214,545 shares of our Class A Common Stock (our “common stock”) were outstanding and were held by 34,999 shareholders of record. Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) and the Chicago Stock Exchange under the trading symbol MAR.
Fourth Quarter 2019 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019-October 31, 2019	—	$—	—	21.5
November 1, 2019-November 30, 2019	1.6	$134.96	1.6	19.9
December 1, 2019-December 31, 2019	1.5	$145.13	1.5	18.4

(1)
On February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. At year-end 2019, 18.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 6.     Selected Financial Data.
The following table presents a summary of our selected historical financial data derived from our last 10 years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for each year for more detailed information including, among other items, our adoption of ASU 2014-09 “Revenue from Contracts with Customers” in 2018, our acquisition of Starwood in 2016, restructuring charges we incurred in 2016, timeshare strategy-impairment charges we incurred in 2011, and our 2011 spin-off of our former timeshare operations and timeshare development business. For 2016, we include Legacy-Starwood results from the Merger Date to year-end 2016.

	Fiscal Year (1)
($ in millions, except per share data)	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Income Statement Data:
Revenues (6)	$20,972	$20,758	$20,452	$15,407	$14,486	$13,796	$12,784	$11,814	$12,317	$11,691
Operating income (loss) (6)	$1,800	$2,366	$2,504	$1,424	$1,350	$1,159	$988	$940	$526	$695
Net income (loss) (6)	$1,273	$1,907	$1,459	$808	$859	$753	$626	$571	$198	$458
Per Share Data:
Diluted earnings (losses) per share (6)	$3.80	$5.38	$3.84	$2.73	$3.15	$2.54	$2.00	$1.72	$0.55	$1.21
Cash dividends declared per share	$1.8500	$1.5600	$1.2900	$1.1500	$0.9500	$0.7700	$0.6400	$0.4900	$0.3875	$0.2075
Balance Sheet Data (at year-end):
Total assets (4) (6) (7)	$25,051	$23,696	$23,846	$24,078	$6,082	$6,833	$6,794	$6,342	$5,910	$8,983
Long-term debt (4)	9,963	8,514	7,840	8,197	3,807	3,447	3,147	2,528	1,816	2,691
Shareholders’ equity (deficit) (6)	703	2,225	3,582	6,265	(3,590)	(2,200)	(1,415)	(1,285)	(781)	1,585
Other Data:
Base management fees	$1,180	$1,140	$1,102	$806	$698	$672	$621	$581	$602	$562
Franchise fees (5) (6)	2,006	1,849	1,586	1,157	984	872	697	607	506	441
Incentive management fees	637	649	607	425	319	302	256	232	195	182
Total fees (5) (6)	$3,823	$3,638	$3,295	$2,388	$2,001	$1,846	$1,574	$1,420	$1,303	$1,185
Fee Revenue-Source:
North America (2) (5) (6)	$2,791	$2,641	$2,388	$1,845	$1,586	$1,439	$1,200	$1,074	$970	$878
Total Outside North America (3) (5) (6)	1,032	997	907	543	415	407	374	346	333	307
Total fees (5) (6)	$3,823	$3,638	$3,295	$2,388	$2,001	$1,846	$1,574	$1,420	$1,303	$1,185

(1)	In 2013, we changed to a calendar year-end reporting cycle. All fiscal years presented before 2013 included 52 weeks.

(2)	Represents fee revenue from the U.S. (but not Hawaii before 2011) and Canada.

(3)	Represents fee revenue outside of North America, as defined in footnote (2) above.

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

(6)	In 2018, we adopted ASU 2014-09, which impacted our recognition of revenues and certain expenses. Years before 2016 have not been adjusted for this new accounting standard.

(7)	In 2019, we adopted ASU No. 2016-02, which brought substantially all leases onto the balance sheet. Years before 2019 have not been adjusted for this new accounting standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 134 countries and territories under 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments. In January 2020, we modified our reportable segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the first quarter of 2020, we will present the following reportable business segments: North America; Asia Pacific; and Europe, Middle East, and Africa. Our Caribbean and Latin America operating segment will be included in a combined Caribbean and Latin America and “Unallocated corporate” caption.

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
We remain focused on doing the things that we do well; that is, selling rooms, taking care of our guests, and making sure we control costs both at company-operated properties and at the corporate level (“above-property”). We provide our guests new and memorable experiences through our portfolio of brands, innovative technology, personalized guest recognition, and access to travel experiences through our Marriott Bonvoy Tours & Activities program. Our brands remain strong due to our skilled management teams, dedicated associates, superior guest service with an emphasis on guest and associate satisfaction, significant distribution, Loyalty Program, multichannel reservation systems, and desirable property amenities. We strive to effectively leverage our size and broad distribution. We believe that our Loyalty Program generates substantial repeat business that might otherwise go to competing hotels, and we strategically market to the program’s large and growing member base to generate revenue.

We, along with owners and franchisees, continue to invest in our brands by means of new, refreshed, and reinvented properties, new room and public space designs, and enhanced amenities, technology offerings, and guest experiences. We address, through various means, hotels in our system that do not meet our standards. We continue to enhance the appeal of our proprietary, information-rich, and easy-to-use websites, and of our associated mobile applications, through functionality and service improvements.
Our profitability, as well as that of owners and franchisees, has benefited from our approach to property-level and above-property productivity. Managed properties in our system continue to maintain tight cost controls. We also control above-property costs, some of which we allocate to hotels, by remaining focused on systems, processing, and support areas.
Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database. The Starwood reservations database is no longer used for business operations.
To date, we have not seen a meaningful impact on demand as a result of the Data Security Incident.
In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). We mutually agreed with the ICO to an extension of the regulatory process until June 1, 2020 and the ICO proceeding is ongoing. In the 2019 second quarter, we recorded an accrual in the full amount of the Proposed ICO Fine for this loss contingency, and in the 2019 fourth quarter, we reduced the accrual to $65 million based on the ongoing proceeding. See Note 7 for additional information.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. As we expected, the cost of such insurance increased for our current policy period, and the cost of such insurance could continue to increase in future years. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 7 for information related to expenses incurred in 2018 and 2019, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
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
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2018 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption. For 2019 compared to 2018, we had 4,371 comparable North American properties and 1,232 comparable International properties. For 2018 compared to 2017, we had 4,109 comparable North American properties and 1,173 comparable International properties.
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
Business Trends
Our 2019 full-year results reflected a year-over-year increase in the number of properties in our system, strong demand for our brands in many markets around the world, and generally favorable economic conditions. Comparable worldwide systemwide RevPAR for 2019 increased 1.3 percent to $117.30, ADR increased 0.8 percent on a constant dollar basis to $160.55, and occupancy increased 0.4 percentage points to 73.1 percent, compared to 2018.
In North America, RevPAR increased modestly in 2019, driven by higher ADR, partially constrained by new lodging supply in certain markets. In our Asia Pacific segment in 2019, RevPAR growth was driven by India and major urban markets in Greater China but was partially constrained by lower demand in Hong Kong. Our Europe region experienced higher demand in 2019, led by strong demand from U.S. travelers in the U.K., Italy, and Spain. In our Middle East and Africa region, RevPAR remained relatively stable in 2019 due to RevPAR growth in Africa, partially offset by ongoing geopolitical and economic instability and supply growth in the Middle East. RevPAR grew across our Caribbean and Latin America region, driven by higher ADR, partially constrained by lower demand in Mexico.
For our company-operated properties, we continue to focus on enhancing property-level house profit margins and making productivity improvements. North American company-operated house profit margins decreased by 20 basis points in 2019 compared to 2018 at comparable properties, primarily due to wage increases and modest RevPAR growth, partially offset by cost controls and synergy savings from the Starwood Combination. International company-operated house profit margins increased by 20 basis points in 2019 compared to 2018 at comparable properties, primarily due to RevPAR growth in our Asia Pacific segment and Europe region and cost controls and synergy savings from the Starwood Combination.
The Coronavirus outbreak currently is impacting our operations in China and other parts of our Asia Pacific segment by necessitating the closure of numerous hotels in mainland China and significantly reducing demand in Greater China and certain other Asia Pacific markets. We cannot presently estimate the overall operational and financial impact, which could be material to our 2020 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict.
System Growth and Pipeline
In 2019, we added 516 properties with 78,142 rooms around the world across our portfolio of brands. Approximately 44 percent of added rooms are located outside North America, and 18 percent are conversions from competitor brands. In 2019, 70 properties (11,908 rooms) exited our system.
At year-end 2019, our development pipeline grew to a record 515,000 rooms, with more than half located outside of North America. The pipeline includes hotel rooms under construction and under signed contracts, and approximately 23,000 hotel rooms approved for development but not yet under signed contracts. In 2019, we signed management and franchise agreements for 815 properties (136,000 rooms), setting company records for rooms signings in Asia Pacific, Europe, Caribbean and Latin America, and Middle East and Africa. Contracts signed in 2019 also reflected the Company’s strength in the luxury tier, with 42 properties signed across 27 countries and territories.
In 2020, we expect the number of our open hotel rooms will increase at a rate consistent with our recent experience. This growth expectation does not include any potential impact related to the Coronavirus outbreak.

Properties and Rooms
At year-end 2019, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North American Full-Service	413	182,691	738	210,019	8	4,833	1,159	397,543
North American Limited-Service	402	63,224	3,743	436,032	20	3,006	4,165	502,262
Asia Pacific	660	190,239	120	31,123	2	410	782	221,772
Other International	601	131,722	513	96,347	38	8,754	1,152	236,823
Timeshare	—	—	91	22,521	—	—	91	22,521
Total	2,076	567,876	5,205	796,042	68	17,003	7,349	1,380,921

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties for 2019, 2019 compared to 2018, 2018, and 2018 compared to 2017. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.
2019 Compared to 2018

Comparable Company-Operated Properties
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Full-Service (1)	$174.86	1.5%	76.7%	0.3%	pts.	$228.12	1.0%
North American Limited-Service (2)	$109.15	(0.7)%	73.9%	(1.0)%	pts.	$147.61	0.6%
North American - All (3)	$153.64	1.0%	75.8%	(0.1)%	pts.	$202.75	1.1%
Asia Pacific	$102.39	2.2%	72.4%	2.1%	pts.	$141.38	(0.8)%
Caribbean & Latin America	$132.25	2.3%	65.1%	0.7%	pts.	$203.23	1.2%
Europe	$149.51	2.8%	74.7%	0.9%	pts.	$200.21	1.5%
Middle East & Africa	$107.20	—%	68.5%	2.6%	pts.	$156.43	(3.8)%
International - All (4)	$116.10	2.0%	71.7%	1.8%	pts.	$161.91	(0.6)%
Worldwide (5)	$134.60	1.4%	73.7%	0.9%	pts.	$182.60	0.2%

Comparable Systemwide Properties
	RevPAR		Occupancy			Average Daily Rate
	2019	vs. 2018	2019	vs. 2018		2019	vs. 2018
North American Full-Service (1)	$147.53	2.0%	74.2%	0.4%	pts.	$198.88	1.5%
North American Limited-Service (2)	$99.67	—%	73.8%	(0.4)%	pts.	$135.14	0.5%
North American - All (3)	$119.61	1.0%	73.9%	(0.1)%	pts.	$161.79	1.1%
Asia Pacific	$103.98	2.4%	72.3%	2.1%	pts.	$143.90	(0.6)%
Caribbean & Latin America	$102.62	2.1%	62.7%	0.1%	pts.	$163.57	2.0%
Europe	$130.75	2.7%	73.3%	0.8%	pts.	$178.26	1.5%
Middle East & Africa	$101.79	0.1%	67.9%	2.3%	pts.	$149.88	(3.2)%
International - All (4)	$111.51	2.2%	70.9%	1.5%	pts.	$157.31	—%
Worldwide (5)	$117.30	1.3%	73.1%	0.4%	pts.	$160.55	0.8%

(1)
Includes JW Marriott, The Ritz-Carlton, W Hotels, The Luxury Collection, St. Regis, EDITION, Marriott Hotels, Sheraton, Westin, Renaissance, Autograph Collection, Delta Hotels, Gaylord Hotels, and Le Méridien. Systemwide also includes Tribute Portfolio.

(2)	Includes Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, TownePlace Suites, Four Points, Aloft, Element, and AC Hotels by Marriott. Systemwide also includes Moxy.

(3)	Includes North American Full-Service and North American Limited-Service.

(4)	Includes Asia Pacific, Caribbean & Latin America, Europe, and Middle East & Africa.

(5)	Includes North American - All and International - All.

2018 Compared to 2017

Comparable Company-Operated Properties
	RevPAR		Occupancy			Average Daily Rate
	2018	vs. 2017	2018	vs. 2017		2018	vs. 2017
North American Full-Service (1)	$169.44	2.2%	76.1%	(0.1)%	pts.	$222.60	2.3%
North American Limited-Service (2)	$109.72	0.3%	74.9%	(0.4)%	pts.	$146.55	0.8%
North American - All (3)	$150.42	1.8%	75.7%	(0.2)%	pts.	$198.66	2.0%
Asia Pacific	$107.43	7.5%	73.5%	2.2%	pts.	$146.14	4.2%
Caribbean & Latin America	$131.52	8.6%	64.8%	0.1%	pts.	$202.84	8.5%
Europe	$151.86	4.8%	74.0%	0.7%	pts.	$205.15	3.8%
Middle East & Africa	$102.39	(1.8)%	66.4%	2.4%	pts.	$154.17	(5.3)%
International - All (4)	$118.86	5.2%	71.6%	1.7%	pts.	$165.91	2.7%
Worldwide (5)	$134.58	3.3%	73.7%	0.8%	pts.	$182.67	2.2%

Comparable Systemwide Properties
	RevPAR		Occupancy			Average Daily Rate
	2018	vs. 2017	2018	vs. 2017		2018	vs. 2017
North American Full-Service (1)	$143.64	2.1%	73.8%	(0.1)%	pts.	$194.59	2.2%
North American Limited-Service (2)	$99.29	0.9%	74.3%	—%	pts.	$133.61	1.0%
North American - All (3)	$118.51	1.5%	74.1%	(0.1)%	pts.	$159.94	1.6%
Asia Pacific	$109.14	7.2%	73.3%	2.2%	pts.	$148.90	4.0%
Caribbean & Latin America	$104.77	7.4%	63.2%	0.1%	pts.	$165.71	7.3%
Europe	$134.10	5.8%	73.0%	1.4%	pts.	$183.74	3.7%
Middle East & Africa	$98.38	(1.6)%	66.1%	2.0%	pts.	$148.87	(4.6)%
International - All (4)	$114.56	5.5%	70.9%	1.7%	pts.	$161.48	3.0%
Worldwide (5)	$117.37	2.6%	73.2%	0.4%	pts.	$160.37	2.0%

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

CONSOLIDATED RESULTS
The following discussion presents an analysis of our consolidated results of operations for 2019, 2018, and 2017.
Our 2017 results were favorably impacted by the non-recurring gain on the disposition of our ownership interest in Avendra, discussed in Note 3. We committed to the owners of the hotels in our system that the benefits derived from Avendra, including any dividends or sale proceeds above our original investment, would be used for the benefit of the hotels in our system. Accordingly, in 2019 we used $118 million ($87 million after-tax) and in 2018 we used $115 million ($85 million after-tax) of the net proceeds, and we intend to use the remainder of the net proceeds, for the benefit of our system of hotels. Spending under those plans is, and will be, expensed in the “Reimbursed expenses” caption of our Income Statements, causing a reduction in our profitability in the periods it is expensed.
Fee Revenues

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Base management fees	$1,180	$1,140	$1,102	$40	4%	$38	3%
Franchise fees	2,006	1,849	1,586	157	8%	263	17%
Incentive management fees	637	649	607	(12)	(2)%	42	7%
Gross fee revenues	3,823	3,638	3,295	185	5%	343	10%
Contract investment amortization	(62)	(58)	(50)	4	7%	8	16%
Net fee revenues	$3,761	$3,580	$3,245	$181	5%	$335	10%
2019 Compared to 2018
The $40 million increase in base management fees primarily reflected $31 million from unit growth and $15 million from RevPAR growth.
The $157 million increase in franchise fees primarily reflected $88 million from unit growth, $30 million of higher co-brand credit card fees, $23 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements, $16 million of higher application, relicensing, and other fees, and $15 million from properties that converted from managed to franchised, partially offset by $17 million of lower residential branding fees.
In 2019 and 2018, we earned incentive management fees from 72 percent of our managed properties worldwide. We earned incentive management fees from 57 percent of managed properties in North America and 81 percent of managed properties outside North America in 2019, compared to 59 percent in North America and 82 percent outside North America in 2018. In addition, 65 percent of our total incentive management fees in 2019 came from our managed properties outside North America versus 63 percent in 2018.
2018 Compared to 2017
The $38 million increase in base management fees primarily reflected $29 million from unit growth and $28 million from RevPAR growth, partially offset by lower fees of $17 million from properties that converted from managed to franchised and $14 million from properties that were terminated.
The $263 million increase in franchise fees primarily reflected $143 million of higher branding fees, driven by $138 million of higher fees from our co-brand credit card agreements, $82 million from unit growth, $21 million from RevPAR growth, and $15 million from properties that converted from managed to franchised.
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

Owned, Leased, and Other

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Owned, leased, and other revenue	$1,612	$1,635	$1,752	$(23)	(1)%	$(117)	(7)%
Owned, leased, and other - direct expenses	1,316	1,306	1,411	10	1%	(105)	(7)%
	$296	$329	$341	$(33)	(10)%	$(12)	(4)%
2019 Compared to 2018
Owned, leased, and other revenue, net of direct expenses decreased by $33 million, primarily due to $21 million of lower termination fees and $8 million net unfavorable impact from acquisitions and dispositions.
2018 Compared to 2017
Owned, leased, and other revenue, net of direct expenses decreased by $12 million, primarily due to $81 million of lower owned and leased profits attributable to properties sold, partially offset by $51 million of higher termination fees and $17 million of net stronger results at our remaining owned and leased properties.
Cost Reimbursements

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Cost reimbursement revenue	$15,599	$15,543	$15,455	$56	—%	$88	1%
Reimbursed expenses	16,439	15,778	15,228	661	4%	550	4%
	$(840)	$(235)	$227	$(605)	257%	$(462)	(204)%
Cost reimbursement revenue, net of reimbursed expenses, varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
2019 Compared to 2018
Cost reimbursement revenue, net of reimbursed expenses, decreased $605 million, primarily due to lower Loyalty Program revenues net of expenses.
2018 Compared to 2017
Cost reimbursement revenue, net of reimbursed expenses, decreased $462 million, primarily due to lower Loyalty Program revenues net of expenses, spending funded by the proceeds from the 2017 sale of our interest in Avendra, and higher expenses for reservations and marketing.
Other Operating Expenses

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Depreciation, amortization, and other	$341	$226	$229	$115	51%	$(3)	(1)%
General, administrative, and other	938	927	921	11	1%	6	1%
Merger-related costs and charges	138	155	159	(17)	(11)%	(4)	(3)%
2019 Compared to 2018
Depreciation, amortization, and other expenses increased by $115 million, primarily reflecting the $99 million asset impairment associated with the Renaissance New York Times Square Hotel lease and the $15 million impairment of the Sheraton Phoenix Downtown.
General, administrative, and other expenses increased by $11 million, primarily due to $32 million of higher administrative costs, $18 million net unfavorable impact to our legal expenses associated with litigation resolutions, and $10 million of higher bad debt reserves, partially offset by $51 million due to the company-funded supplemental retirement savings plan contributions in 2018.

Merger-related costs and charges decreased by $17 million, primarily due to $116 million of lower integration costs, partially offset by the $65 million accrual for the loss contingency related to the Proposed ICO Fine discussed in Note 7 and a $34 million impairment charge of a Legacy-Starwood office building accounted for as a finance lease.
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
Merger-related costs and charges decreased by $4 million, primarily due to $23 million of lower transaction and termination costs, partially offset by $19 million of higher integration costs.
Non-Operating Income (Expense)

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Gains and other income, net	$154	$194	$688	$(40)	(21)%	$(494)	(72)%
Interest expense	(394)	(340)	(288)	54	16%	52	18%
Interest income	26	22	38	4	18%	(16)	(42)%
Equity in earnings	13	103	40	(90)	(87)%	63	158%
2019 Compared to 2018
Gains and other income, net decreased by $40 million, primarily due to the 2018 gains on our property sales ($132 million) and the 2018 gains on the sales of our interest in four equity method investments ($46 million), partially offset by the 2019 gains on our property sales ($134 million).
Interest expense increased by $54 million, primarily due to higher interest on Senior Note issuances, net of maturities.
Equity in earnings decreased by $90 million, primarily due to the 2018 gains on the sales of two properties held by equity method investees ($65 million) and lower earnings as a result of both the AC Hotels by Marriott transaction discussed in Note 3, and dispositions of other investments ($19 million).
2018 Compared to 2017
Gains and other income, net decreased by $494 million, primarily due to the 2017 gain on the disposition of our ownership interest in Avendra, net of a 2018 true-up ($653 million) and the 2017 gain on the sale of the Charlotte Marriott City Center ($24 million), partially offset by 2018 gains on our property sales ($132 million) and sales of our interest in four equity method investments ($46 million).
Interest expense increased by $52 million, primarily due to higher commercial paper interest rates and average borrowings.
Interest income decreased by $16 million, primarily due to lower outstanding loan balances.
Equity in earnings increased by $63 million, primarily due to our share of the gains on the sales of two properties held by equity method investees ($65 million).
Income Taxes

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Provision for income taxes	$(326)	$(438)	$(1,523)	$(112)	(26)%	$(1,085)	(71)%

2019 Compared to 2018
Provision for income taxes decreased by $112 million, primarily due to lower operating income ($101 million), the prior year tax expense for uncertain tax positions ($30 million), the current year tax benefit from the impairment charges associated with the Renaissance New York Times Square Hotel lease and Sheraton Phoenix Downtown ($29 million), the prior year state income tax expense for the future remittance of accumulated earnings of non-U.S. subsidiaries ($27 million), and higher earnings in jurisdictions with lower tax rates ($15 million). The decrease was partially offset by lower benefits resulting from finalizing prior years’ returns ($39 million), the prior year release of tax reserves ($34 million), and the prior year income tax consequences of an intercompany transaction ($18 million).
2018 Compared to 2017
Provision for income taxes decreased by $1,085 million, primarily due to the nonrecurring net tax expense in 2017 related to the 2017 Tax Act and the reduction of the U.S. federal tax rate in 2018 ($744 million), the prior year gain on the sale of our interest in Avendra ($257 million), increased earnings in jurisdictions with lower tax rates ($57 million), lower operating income ($46 million), reduction of our one-time net tax charge related to the Deemed Repatriation Transition Tax (“Transition Tax”) and the remeasurement of deferred income taxes ($41 million), the release of tax reserves due to the completion of certain examinations ($34 million), and the income tax consequences of an intercompany transaction ($18 million). The decrease was partially offset by the period’s provisional estimate of tax for Global Intangible Low-Taxed Income under the 2017 Tax Act ($34 million), tax expense incurred for uncertain tax positions relating to Legacy-Starwood operations ($30 million), an unfavorable comparison to a 2017 benefit due to tax law changes adopted in non-U.S. jurisdictions in 2017 ($18 million), the 2017 reversal of tax reserves related to interest accrued for previous periods ($15 million), net higher tax expense on dispositions ($13 million), and the 2017 release of a tax reserve due to the favorable settlement of a tax position ($12 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the results of operations of our reportable business segments at year-end 2019: North American Full-Service, North American Limited-Service, and Asia Pacific. Our Europe, Middle East and Africa, and Caribbean and Latin America operating segments do not individually meet the criteria for separate disclosure as reportable segments, and accordingly we have not included those operations in this discussion of our Business Segments. See Note 15 to our Financial Statements for other information about each segment, including revenues and a reconciliation of segment profits to net income.
North American Full-Service

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Segment revenues	$13,455	$13,072	$12,909	$383	3%	$163	1%
Segment profits	$1,148	$1,153	$1,238	$(5)	—%	$(85)	(7)%
2019 Compared to 2018
In 2019, across our North American Full-Service segment, we added 46 properties (8,746 rooms) and 13 properties (3,436 rooms) left our system.
North American Full-Service segment profits decreased by $5 million, primarily due to the following:

•
$117 million of higher depreciation, amortization, and other expenses, primarily reflecting impairment charges of $99 million for the Renaissance New York Times Square Hotel lease and $15 million for the Sheraton Phoenix Downtown;

•	$14 million of lower cost reimbursement revenue, net of reimbursed expenses;

•	$12 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting $8 million of lower termination fees; and

•	$12 million of lower equity in earnings, primarily due to a $10 million gain on an equity method investee’s sale of a property in 2018;
partially offset by:

•
$110 million of higher gains and other income, net, primarily reflecting a $134 million gain on the sale of two properties in 2019, partially offset by a $22 million gain on the sale of two properties in 2018; and

•	$47 million of higher base management and franchise fees, primarily reflecting $31 million from unit growth and $20 million from RevPAR growth.
2018 Compared to 2017
In 2018, across our North American Full-Service segment we added 44 properties (10,454 rooms) and 20 properties (6,923 rooms) left our system.
North American Full-Service segment profits decreased by $85 million, primarily due to the following:

•	$119 million of lower cost reimbursement revenue, net of reimbursed expenses;

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

partially offset by:

•	$45 million of higher base management and franchise fees, primarily reflecting $23 million from unit growth and $18 million from RevPAR growth; and

•	$13 million of lower general, administrative, and other expenses, primarily due to administrative cost savings largely due to synergies associated with the Starwood Combination.
North American Limited-Service

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Segment revenues	$3,378	$3,217	$3,219	$161	5%	$(2)	—%
Segment profits	$852	$786	$827	$66	8%	$(41)	(5)%
2019 Compared to 2018
In 2019, across our North American Limited-Service segment we added 288 properties (34,990 rooms) and 31 properties (3,424 rooms) left our system.
North American Limited-Service segment profits increased by $66 million, primarily due to the following:

•
$74 million of higher base management and franchise fees, primarily reflecting $58 million from unit growth, and $18 million from AC Hotels by Marriott properties previously presented in the “Equity in earnings” caption of our Income Statements;

partially offset by:

•	$11 million of lower incentive management fees, primarily driven by lower fees from a few portfolios of managed hotels.
2018 Compared to 2017
In 2018, across our North American Limited-Service segment we added 281 properties (33,418 rooms) and 38 properties (3,415 rooms) left our system.
North American Limited-Service segment profits decreased by $41 million, primarily due to the following:

•	$100 million of lower cost reimbursement revenue, net of reimbursed expenses;
partially offset by:

•	$63 million of higher base management and franchise fees, primarily reflecting $56 million from unit growth.

Asia Pacific

($ in millions)	2019	2018	2017	Change 2019 vs. 2018		Change 2018 vs. 2017
Segment revenues	$1,189	$1,118	$1,054	$71	6%	$64	6%
Segment profits	$369	$456	$361	$(87)	(19)%	$95	26%
2019 Compared to 2018
In 2019, across our Asia Pacific segment we added 78 properties (17,361 rooms) and 8 properties (2,328 rooms) left our system.
Asia Pacific segment profits decreased by $87 million, primarily due to the following changes:

•
$69 million of lower gains and other income, net, primarily due to a $57 million gain on 2018 property sales and a $13 million gain on sale of our interest in two equity method investments in 2018; and

•	$9 million of lower cost reimbursement revenue, net of reimbursed expenses.
2018 Compared to 2017
In 2018, across our Asia Pacific segment we added 82 properties (19,661 rooms) and 11 properties (3,399 rooms) left our system.
Asia Pacific segment profits increased by $95 million, primarily due to the following:

•	$71 million of higher gains and other income, net, primarily reflecting a $57 million gain on 2018 property sales and $13 million from gains on sale of our interest in two equity method investments;

•	$26 million of higher base management and franchise fees, primarily reflecting $16 million from unit growth; and

•	$22 million of higher incentive management fees, primarily driven by net higher profits at managed hotels;
partially offset by:

•	$29 million of lower cost reimbursement revenue, net of reimbursed expenses.
SHARE-BASED COMPENSATION
See Note 5 for more information.
NEW ACCOUNTING STANDARDS
See Note 2 for information on our adoption of new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Cash Requirements and Our Credit Facility
In the 2019 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4.5 billion. The available borrowings support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024.
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
At year-end 2019, our available borrowing capacity amounted to $1,522 million and reflected borrowing capacity of $1,297 million under our Credit Facility and our cash balance of $225 million. We calculated that borrowing capacity by taking $4.5 billion of effective aggregate bank commitments under our Credit Facility and subtracting $3,203 million of outstanding commercial paper (there being no outstanding letters of credit under our Credit Facility).
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
Cash from Operations
Cash from operations for the last three fiscal years are as follows:

($ in millions)	2019	2018	2017
Cash from operations	$1,685	$2,357	$2,227
The $672 million decrease in cash from operations was primarily due to lower operating income, largely due to timing differences between the costs incurred for centralized programs and services, including our Loyalty Program, and the related reimbursements we received from hotel owners and franchisees in 2019, as well as changes in working capital.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at year-end 2019 and 0.4 to 1.0 at year-end 2018. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital expenditures of $653 million in 2019, $556 million in 2018, and $240 million in 2017. Capital expenditures in 2019 increased by $97 million compared to 2018, primarily reflecting the 2019 acquisitions of W New York - Union Square and Elegant and net higher spending on several owned and leased properties, partially offset by the 2018 acquisition of the Sheraton Phoenix Downtown. Capital expenditures in 2018 increased by $316 million compared to 2017, primarily reflecting the 2018 acquisition of the Sheraton Phoenix Downtown, improvements to our worldwide systems, and net higher spending on several owned properties.
We expect spending on capital expenditures and other investments will total approximately $700 million to $800 million for 2020, including contract acquisition costs, equity and other investments, loan advances, and various capital expenditures (including approximately $200 million for maintenance capital spending).
We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and joint venture interests in various hotels, many of which we have sold or are seeking to sell. We have made, and expect to continue making selective and opportunistic investments to add units to our lodging business, which may include property acquisitions and renovations (such as our 2018 acquisition of the Sheraton Phoenix Downtown and our 2019 acquisitions of the W New York - Union Square and Elegant), new construction, loans, guarantees, and noncontrolling equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long-term management or franchise agreements.
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
Dispositions. Property and asset sales generated $395 million cash proceeds in 2019 and $479 million in 2018. See Note 3 for more information on dispositions.
Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $21 million in 2019, compared to net collections of $35 million in 2018. At year-end 2019, we had $126 million of senior, mezzanine, and other loans outstanding, compared to $131 million outstanding at year-end 2018.
Equity Method Investments. Cash outflows of $23 million in 2019, $72 million in 2018, and $62 million in 2017 for equity method investments primarily reflect our investments in several joint ventures.
Financing Activities Cash Flows
Debt. Debt increased by $1,593 million in 2019, to $10,940 million at year-end 2019 from $9,347 million at year-end 2018, primarily due to the issuance of our Series BB, CC and DD Notes and higher outstanding commercial paper borrowings ($951 million), partially offset by the maturity of our Series K Notes ($600 million) and Series T Notes ($181 million). See Note 9 for additional information on the debt issuances.
Our financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2019, our long-term debt had a weighted average interest rate of 2.9 percent and a weighted average maturity of approximately 4.7 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.5 to 1.0 at year-end 2019.
See the “Cash Requirements and Our Credit Facility,” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.
Share Repurchases. We purchased 17.3 million shares of our common stock in 2019 at an average price of $130.79 per share, 21.5 million shares in 2018 at an average price of $130.67 per share, and 29.2 million shares in 2017 at an average price of $103.66 per share. At year-end 2019, 18.4 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Fourth Quarter 2019 Issuer Purchases of Equity Securities” in Part II, Item 5.
Dividends. Our Board of Directors declared the following quarterly cash dividends in 2019: (1) $0.41 per share declared on February 15, 2019 and paid March 29, 2019 to shareholders of record on March 1, 2019, (2) $0.48 per share declared on May 10, 2019 and paid June 28, 2019 to shareholders of record on May 24, 2019, (3) $0.48 per share declared on August 8, 2019 and paid September 30, 2019 to shareholders of record on August 22, 2019, and (4) $0.48 per share declared on November 7, 2019 and paid December 31, 2019 to shareholders of record on November 21, 2019. Our Board of Directors declared a cash dividend of $0.48 per share on February 14, 2020, payable on March 31, 2020 to shareholders of record on February 28, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations at year-end 2019:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$11,977	$1,228	$3,188	$4,704	$2,857
Finance lease obligations (1)	217	13	26	27	151
Operating leases where we are the primary obligor	1,310	173	336	222	579
Purchase obligations	276	116	160	—	—
Other noncurrent liabilities	128	—	53	16	59
Total contractual obligations	$13,908	$1,530	$3,763	$4,969	$3,646

(1)	Includes principal as well as interest payments.
The preceding table does not reflect projected Transition Tax payments totaling $447 million as a result of the 2017 Tax Act at year-end 2019. In addition, the table does not reflect unrecognized tax benefits at year-end 2019 of $570 million.
In addition to the purchase obligations noted in the preceding table, in the normal course of business we enter into purchase commitments to manage the daily operating needs of the hotels that we manage. Since we are reimbursed from the cash flows of the hotels, these obligations have minimal impact on our net income and cash flow.
Other Commitments
The following table summarizes our guarantee, investment, and loan commitments at year-end 2019:

($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantee commitments (expiration by period)	$299	$4	$86	$63	$146
Investment and loan commitments (expected funding by period)	55	34	17	2	2
Total other commitments	$354	$38	$103	$65	$148
In conjunction with financing obtained for specific projects or properties owned by joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or the actions of the other joint venture owner.
In addition, we granted a hotel owner a one-time right to require us to purchase the leasehold interest in the land and hotel for $300 million in cash, exercisable in 2022. See Note 7 for more information.
For further information, including the nature of the commitments and their expirations, see the “Commitments” caption in Note 7.
Letters of Credit
At year-end 2019, we had $145 million of letters of credit outstanding (all outside the Credit Facility, as defined in Note 9), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2019 totaled $160 million, most of which state governments requested in connection with our self-insurance programs.
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

For more information, including the impact to our financial statements of transactions with these related parties, see Note 16.
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
See Note 2 for further information related to our critical accounting policies and estimates, which are as follows:
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
Income Taxes, including information on how we determine our current year amounts payable or refundable and our estimate of deferred tax assets and liabilities; and
Business Combinations, including the assumptions that we make to estimate the fair values of assets acquired and liabilities assumed related to discount rates, royalty rates, and the amount and timing of future cash flows.

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
We use derivative instruments, including cash flow hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Note 2 for more information on derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2019 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2020	2021	2022	2023	2024	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$5	$3	$3	$1	$1	$31	$44	$44
Average interest rate							1.27%
Floating-rate notes receivable	$4	$29	$25	$1	$7	$16	$82	$77
Average interest rate							4.36%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(422)	$(859)	$(1,107)	$(686)	$(14)	$(2,543)	$(5,631)	$(5,880)
Average interest rate							3.44%
Floating-rate debt	$(549)	$(299)	$(543)	$—	$(3,761)	$—	$(5,152)	$(5,179)
Average interest rate							2.30%

Item 8.	Financial Statements and Supplementary Data.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, and the existence of a material weakness related to the accounting for our Loyalty Program further described in Part II, Item 9A, management has concluded that, applying the COSO criteria, as of December 31, 2019, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We have made progress towards remediation and continue to implement our remediation plan. See the “Remediation of Material Weakness” caption in Part II, Item 9A for further information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marriott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Marriott International, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls whereby the Company did not have a sufficient complement of resources, including IT and accounting processes and personnel, to perform the ongoing accounting associated with the guest loyalty program.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Marriott International, Inc. as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated February 27, 2020, which expressed an unqualified opinion thereon.

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
February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Marriott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2020 expressed an adverse opinion thereon.

Adoption of New Accounting Standards
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2019 due to the adoption of the new leasing standard. The Company adopted the new leasing standard using the modified retrospective approach.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for the Loyalty Program
Description of the Matter
During 2019 the Company recognized $2,211 million of revenues previously deferred as of December 31, 2018 and had deferred revenue of $5,718 million as of December 31, 2019 associated with the Marriott Bonvoy guest loyalty program (the “Loyalty Program”). As discussed in Note 2 to the financial statements, the Company recognizes revenue for performance obligations relating to Loyalty Program points and free night certificates as they are redeemed and the related performance obligations are satisfied. The Company recognizes a portion of revenue for the Licensed IP performance obligation under the sales-based royalty criteria, with the remaining portion recognized on a straight-line basis over the contract term. Revenue is recognized utilizing complex models based upon the estimated standalone selling price per point and per free night certificate, which includes judgment in making the estimates of variable consideration and breakage of points.

Auditing Loyalty Program results is complex due to: (1) the complexity of models and high volume of data used to monitor and account for Loyalty Program results, (2) the material weakness in the Company’s internal control over financial reporting relating to the insufficient complement of resources, including IT and accounting processes and personnel, to perform the ongoing accounting associated with the Loyalty Program and (3) the complexity and judgment of estimating the standalone selling price per Loyalty Program point, including both the estimate of variable consideration under the Company’s co-brand credit card agreements and the estimated breakage of Loyalty Program points which requires the use of specialists. Such estimates are complex given the significant estimation uncertainty associated with projecting future cardholder spending and redemption activity.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over the Company’s process of accounting for the Loyalty Program. We tested controls over management’s review of the assumptions and data inputs utilized in estimating the standalone selling price per Loyalty Program point, as well as the development of the estimated breakage.

To test the recognition of revenues and costs associated with the Loyalty Program, we performed audit procedures that included, among others, testing the clerical accuracy and consistency with US GAAP of the accounting model developed by the Company to recognize revenue and costs associated with the Loyalty Program, and testing significant inputs into the accounting model, including the estimated standalone selling price and recognition of points earned and redeemed during the period. Because of the material weakness we expanded our sample sizes selected for substantive testing and performed additional testing over the completeness and accuracy of Loyalty Program data. We involved our actuarial professionals to assist in our testing procedures with respect to the estimate of the breakage of Loyalty Program points. We evaluated management’s methodology for estimating the breakage of Loyalty Program points, and we tested underlying data and actuarial assumptions used in estimating the breakage. We evaluated the reasonableness of management’s assumptions, including projections of cash flows, used to estimate variable consideration under the Company’s co-brand credit cards.

Accounting for General & Administrative Expenses and Reimbursed Expenses
Description of the Matter
During 2019 the Company recognized $938 million of general and administrative expenses and $16,439 million of reimbursed expenses. As discussed in Note 2 to the financial statements, the Company incurs certain expenses that are for the benefit of, and reimbursable from, hotel owners and franchisees. Such amounts are recorded in the period in which the expense is incurred and include judgment with respect to the allocation of certain costs between general & administrative expenses, which are non-reimbursable, and reimbursed expenses.

Auditing the classification of general and administrative expenses and reimbursed expenses is complex due to: (1) judgment associated with testing management’s conclusions regarding the allocation of costs between reimbursable and non-reimbursable expenses, (2) the complexity associated with allocating above-property expenses to hotel owners and franchisees due to the high volume of data used to monitor and account for reimbursed expenses and (3) incentives within management’s compensation structure designed to limit the growth in general and administrative expenses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for reimbursed expenses, general and administrative expenses, and the process for allocating expenses. For example, we tested management’s controls over the review of the allocation of certain costs to determine if they were reasonably classified.

To test the recognition of reimbursed expenses for appropriate classification, we performed audit procedures that included, among others, (1) testing a sample of transactions that were classified within reimbursed expenses in order to evaluate the appropriate accounting treatment and financial statement classification pursuant to the terms of the management and franchise agreements, (2) performed analytical procedures over total reimbursed expenses and general and administrative expenses in order to identify any trends or indicators of material errors in the classification of expenses, (3) tested manual journal entries made to reimbursed expenses and general and administrative expenses and (4) evaluated the methodology of cost allocations, including any material changes to allocations during the period.

Accounting for Acquisitions and Dispositions
Description of the Matter
As discussed in Note 3 to the financial statements, the Company executed acquisitions and disposals of real estate, including: (1) the acquisition of the remaining interest in two joint ventures that resulted in the recognition of the indefinite-lived intangible brand asset for AC Hotels by Marriott of $156 million and management and franchise agreements of $34 million, (2) the acquisition of the W New York - Union Square for $206 million, (3) the acquisition of Elegant Hotels for $128 million in cash and assumed Elegant’s net debt outstanding of $63 million and (4) the dispositions of The St. Regis New York and the Sheraton Gateway Hotel in Toronto International Airport, resulting in recognition of aggregate gains on the disposition of real estate assets of $134 million recognized within “Gains and other income, net” during 2019.

Auditing the accounting for acquisitions and dispositions is complex and judgmental as a result of: (1) the magnitude of acquisitions, real estate dispositions and related gains on disposition recognized during the year, (2) significant estimation involved in estimating the fair value of acquired real estate and intangible assets, including the estimate of the relative fair value of assets acquired and (3) technical accounting complexities associated with each individual acquisition and disposition. For dispositions, such complexities included the determination of whether the sale meets the definition of a business, the appropriate treatment of deferred taxes, and in instances where the Company enters into an agreement to manage or franchise the property subsequent to disposition, whether such agreements are consistent with market value.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for acquisitions and dispositions during the year. For example, we tested management’s controls over the review of the technical accounting conclusions reached.

To test the accounting for acquisitions and dispositions we performed audit procedures that included, among others, assessing the technical positions taken by management, vouching of consideration paid in acquisitions and proceeds received in dispositions, testing the estimate of fair value or relative fair value allocation to acquired assets, testing the clerical accuracy of the Company’s gain or loss calculations, and testing the appropriateness of the allocation of deferred taxes to individual asset dispositions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 27, 2020

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2019, 2018, and 2017
($ in millions, except per share amounts)

	December 31, 2019	December 31, 2018	December 31, 2017
REVENUES
Base management fees (1)	$1,180	$1,140	$1,102
Franchise fees	2,006	1,849	1,586
Incentive management fees (1)	637	649	607
Gross fee revenues	3,823	3,638	3,295
Contract investment amortization (1)	(62)	(58)	(50)
Net fee revenues	3,761	3,580	3,245
Owned, leased, and other revenue (1)	1,612	1,635	1,752
Cost reimbursement revenue (1)	15,599	15,543	15,455
	20,972	20,758	20,452
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	1,316	1,306	1,411
Depreciation, amortization, and other (1)	341	226	229
General, administrative, and other (1)	938	927	921
Merger-related costs and charges	138	155	159
Reimbursed expenses (1)	16,439	15,778	15,228
	19,172	18,392	17,948
OPERATING INCOME	1,800	2,366	2,504
Gains and other income, net (1)	154	194	688
Interest expense (1)	(394)	(340)	(288)
Interest income (1)	26	22	38
Equity in earnings (1)	13	103	40
INCOME BEFORE INCOME TAXES	1,599	2,345	2,982
Provision for income taxes	(326)	(438)	(1,523)
NET INCOME	$1,273	$1,907	$1,459
EARNINGS PER SHARE
Earnings per share - basic	$3.83	$5.45	$3.89
Earnings per share - diluted	$3.80	$5.38	$3.84

(1)	See Note 16 for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2019, 2018, and 2017
($ in millions)

	December 31, 2019	December 31, 2018	December 31, 2017
Net income	$1,273	$1,907	$1,459
Other comprehensive (loss) income:
Foreign currency translation adjustments	35	(391)	478
Derivative instrument adjustments and other, net of tax	2	4	(9)
Reclassification of (gains) losses, net of tax	(7)	17	11
Total other comprehensive (loss) income, net of tax	30	(370)	480
Comprehensive income	$1,303	$1,537	$1,939
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2019 and 2018
($ in millions)

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and equivalents	$225	$316
Accounts and notes receivable, net (1)	2,395	2,133
Prepaid expenses and other (1)	252	249
Assets held for sale	255	8
	3,127	2,706
Property and equipment, net	1,904	1,956
Intangible assets
Brands	5,954	5,790
Contract acquisition costs and other (1)	2,687	2,590
Goodwill	9,048	9,039
	17,689	17,419
Equity method investments (1)	577	732
Notes receivable, net	117	125
Deferred tax assets	154	171
Operating lease assets	888	—
Other noncurrent assets (1)	595	587
	$25,051	$23,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$977	$833
Accounts payable (1)	720	767
Accrued payroll and benefits	1,339	1,345
Liability for guest loyalty program	2,258	2,529
Accrued expenses and other (1)	1,383	963
	6,677	6,437
Long-term debt	9,963	8,514
Liability for guest loyalty program	3,460	2,932
Deferred tax liabilities (1)	290	485
Deferred revenue	840	731
Operating lease liabilities	882	—
Other noncurrent liabilities (1)	2,236	2,372
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,800	5,814
Retained earnings	9,644	8,982
Treasury stock, at cost	(14,385)	(12,185)
Accumulated other comprehensive loss	(361)	(391)
	703	2,225
	$25,051	$23,696

(1)	See Note 16 for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2019, 2018, and 2017
($ in millions)

	December 31, 2019	December 31, 2018	December 31, 2017
OPERATING ACTIVITIES
Net income	$1,273	$1,907	$1,459
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	403	284	279
Share-based compensation	187	184	181
Income taxes	(200)	(239)	887
Liability for guest loyalty program	257	520	298
Contract acquisition costs	(195)	(152)	(185)
Merger-related charges	86	16	(124)
Working capital changes	(273)	(76)	(30)
Gain on asset dispositions	(147)	(194)	(687)
Other	294	107	149
Net cash provided by operating activities	1,685	2,357	2,227
INVESTING ACTIVITIES
Capital expenditures	(653)	(556)	(240)
Dispositions	395	479	1,418
Loan advances	(30)	(13)	(93)
Loan collections	51	48	187
Other	(47)	(10)	(61)
Net cash (used in) provided by investing activities	(284)	(52)	1,211
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	951	(129)	60
Issuance of long-term debt	1,397	1,646	—
Repayment of long-term debt	(835)	(397)	(310)
Issuance of Class A Common Stock	7	4	6
Dividends paid	(612)	(543)	(482)
Purchase of treasury stock	(2,260)	(2,850)	(3,013)
Share-based compensation withholding taxes	(148)	(105)	(157)
Other	(8)	—	—
Net cash (used in) provided by financing activities	(1,508)	(2,374)	(3,896)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(107)	(69)	(458)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	360	429	887
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$253	$360	$429

(1)
The 2019 amounts include beginning restricted cash of $44 million at December 31, 2018, and ending restricted cash of $28 million at December 31, 2019, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Fiscal Years 2019, 2018, and 2017
(in millions, except per share amounts)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
386.1		Balance at December 31, 2016	$5,121	$5	$5,808	$6,265	$(6,460)	$(497)
—		Net income	1,459	—	—	1,459	—	—
—		Other comprehensive loss	480	—	—	—	—	480
—		Dividends ($1.29 per share)	(482)	—	—	(482)	—	—
2.2		Share-based compensation plans	29	—	(38)	—	67	—
(29.2)		Purchase of treasury stock	(3,025)	—	—	—	(3,025)	—
359.1		Balance at December 31, 2017	3,582	5	5,770	7,242	(9,418)	(17)
—		Adoption of ASU 2016-01	—	—	—	4	—	(4)
—		Adoption of ASU 2016-16	372	—	—	372	—	—
—		Net income	1,907	—	—	1,907	—	—
—		Other comprehensive loss	(370)	—	—	—	—	(370)
—		Dividends ($1.56 per share)	(543)	—	—	(543)	—	—
1.5		Share-based compensation plans	86	—	44	—	42	—
(21.5)		Purchase of treasury stock	(2,809)	—	—	—	(2,809)	—
339.1		Balance at December 31, 2018	2,225	5	5,814	8,982	(12,185)	(391)
—		Adoption of ASU 2016-02	1	—	—	1	—	—
—		Net income	1,273	—	—	1,273	—	—
—		Other comprehensive income	30	—	—	—	—	30
—		Dividends ($1.85 per share)	(612)	—	—	(612)	—	—
2.2		Share-based compensation plans	46	—	(14)	—	60	—
(17.3)		Purchase of treasury stock	(2,260)	—	—	—	(2,260)	—
324.0	(1)	Balance at December 31, 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)

(1)
Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $.01 per share and 10 million shares of preferred stock, without par value. At year-end 2019, we had 324 million of these authorized shares of our common stock and no preferred stock outstanding.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or “the Company”). In order to make this report easier to read, we also refer throughout to (i) our Consolidated Financial Statements as our “Financial Statements,” (ii) our Consolidated Statements of Income as our “Income Statements,” (iii) our Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (v) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (vi) our properties, brands, or markets in our Caribbean and Latin America, Europe, and Middle East and Africa regions as “Other International,” and together with those in our Asia Pacific segment, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2019 and fiscal year-end 2018 and the results of our operations and cash flows for fiscal years 2019, 2018, and 2017. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
The accompanying Financial Statements also reflect our adoption of ASU 2016-02. See the “New Accounting Standards Adopted” caption in Note 2 for additional information.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Base Management and Incentive Management Fees: For our managed hotels, we have performance obligations to provide hotel management services and a license to our hotel system intellectual property for the use of our brand names. As compensation for such services, we are generally entitled to receive base fees, which are a percentage of the revenues of hotels, and incentives fees, which are generally based on a measure of hotel profitability. Both the base and incentive management fees are variable consideration, as the transaction price is based on a percentage of revenue or profit, as defined in each contract. We recognize base management fees on a monthly basis over the term of the agreement as those amounts become payable. We recognize incentive management fees on a monthly basis over the term of the agreement based on each property’s financial results, as long as we do not expect a significant reversal due to projected future hotel performance or cash flows in future periods.
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
Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the contract term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally a combination of fixed fees and variable fees based on sales or other metrics and are payable on a monthly basis. We recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, proceeds from the sale of our interest in Avendra that we expend for the benefit of our hotel owners are included in “Reimbursed expenses.”
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
Loyalty Program:
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
We have multi-year agreements for our co-brand credit cards associated with our Loyalty Program. Under these agreements, we have performance obligations to provide a license to the intellectual property associated with our brands and marketing lists (“Licensed IP”) to the financial institution that issues the credit cards, to arrange for the redemption of Loyalty Program points as discussed in the preceding paragraph, and to arrange for the redemption of free night certificates provided to cardholders. We receive fees from these agreements, including fixed amounts that are primarily payable at contract inception, and variable amounts that are paid to us monthly over the term of the agreements, based on: (1) the number of free night certificates issued and redeemed; (2) the number of Loyalty Program points purchased; and (3) the volume of cardholder spend. We allocate those fees among the performance obligations, including the Licensed IP, our Loyalty Program points, and free night certificates provided to cardholders based on their estimated standalone selling prices. The estimation of the standalone selling prices requires significant judgments based upon generally accepted valuation methodologies regarding the value of our Licensed IP, the amount of funding we will receive, and the number of Loyalty Program points and free night certificates we will issue over the term of the agreements. We base our estimates of these amounts on our historical experience and expectation of future cardholder behavior. We recognize the portion of the Licensed IP revenue that meets the sales-based royalty criteria as the credit cards are used and the remaining portion of the Licensed IP revenue on a straight-line basis over the contract term. In our Income Statements, we primarily recognize Licensed IP revenue in the “Franchise fees” caption, and we recognize a portion in the “Cost reimbursement revenue” caption. We recognize the revenue related to the Loyalty Program points as discussed in the preceding paragraph. We recognize the revenue related to the free night certificates when the related service is provided. We recognize revenue net of the redemption cost, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property.
Contract Balances: We generally receive payments from customers as we satisfy our performance obligations. We record a receivable when we have an unconditional right to receive payment and only the passage of time is required before payment is due. We record deferred revenue when we receive payment, or have the unconditional right to receive payment, in advance of the satisfaction of our performance obligations related to franchise application and relicensing fees, Global Design fees, credit card branding license fees, and our Loyalty Program.
Current and noncurrent deferred revenue increased by $129 million, to $960 million at December 31, 2019 from $831 million at December 31, 2018, primarily as a result of our Global Design, cost reimbursements, and application and relicensing activities described in the “Revenue Recognition” caption above.
Our current and noncurrent Loyalty Program liability increased by $257 million, to $5,718 million at December 31, 2019 from $5,461 million at December 31, 2018, primarily reflecting an increase in points earned by members, partially offset by $2,211 million of revenue recognized in 2019, that was deferred as of December 31, 2018. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In 2019, the updated estimates resulted in a net increase in deferred revenue, and a corresponding net reduction of revenue of approximately $78 million ($58 million net of tax).
Costs Incurred to Obtain and Fulfill Contracts with Customers
We incur certain costs to obtain and fulfill contracts with customers, which we capitalize and amortize on a straight-line basis over the initial, non-cancellable term of the contract. We classify incremental costs of obtaining a contract with a customer in the “Contract acquisition costs and other” caption of our Balance Sheets, the related amortization in the “Contract investment amortization” caption of our Income Statements, and the cash flow impact in the “Contract acquisition costs” caption of our Statements of Cash Flows. We classify certain direct costs to fulfill a contract with a customer in the “Other noncurrent assets” caption of our Balance Sheets, and the related amortization in the “Owned, leased, and other - direct expenses” caption of our Income Statements. We had capitalized costs to fulfill contracts with customers of $351 million at December 31, 2019 and $324 million at December 31, 2018. See Note 10 for information on capitalized costs incurred to obtain contracts with customers.
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

Retirement Savings Plan
We contribute to tax-qualified retirement plans for the benefit of U.S. employees who meet certain eligibility requirements and choose to participate in the plans. Participating employees specify the percentage or amount of salary they wish to contribute from their compensation, and the Company typically makes discretionary and certain other matching or supplemental contributions. We recognized compensation costs from Company contributions of $128 million in 2019, $224 million in 2018, and $119 million in 2017.
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
Advertising Costs
We expense costs to produce advertising as they are incurred and to communicate advertising as the communication occurs and record such amounts in reimbursed expenses to the extent undertaken on behalf of our owners and franchisees. We recognized advertising costs of $851 million in 2019, $660 million in 2018, and $562 million in 2017.
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
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold, under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. See Note 6 for further information.
Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.

Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We generally collect these receivables within 30 days. We record an accounts receivable reserve when losses are probable, based on an assessment of historical collection activity and current business conditions. Our accounts receivable reserve was $76 million at year-end 2019 and $66 million at year-end 2018.
Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and we cease depreciation. See Note 3 for further information.
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
We calculate the estimated fair value of a reporting unit using a combination of the income and market approaches. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. For the market approach, we use internal analyses based primarily on market comparables. We base these assumptions on our historical data and experience, third-party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.
We have had no goodwill impairment charges for the last three fiscal years.
Intangibles and Long-Lived Assets
We assess indefinite-lived intangible assets for continued indefinite use and for potential impairment annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Like goodwill, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying value of the asset exceeds the fair value, we recognize an impairment loss in the amount of that excess.
We test definite-lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying value; for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying value, including right-of-use assets, to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying value of an asset group, we recognize an impairment loss for the amount by which the carrying value exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.
We calculate the estimated fair value of an intangible asset or asset group using the income approach or the market approach. We utilize the same assumptions and methodology for the income approach that we describe in the “Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation. See Note 8 and Note 11 for additional information.

Investments
We hold equity interests in ventures established to develop or acquire and own hotel properties or that otherwise support our hospitality operations. We account for these investments as either an equity method investment, a financial asset, or a controlled subsidiary. We apply the equity method of accounting if we have significant influence over the entity, typically when we hold 20 percent of the voting common stock (or equivalent) of an investee but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability companies or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent. We account for financial assets at fair value if it is readily determinable, or using the fair value alternative method, whereby investments are measured at cost less impairment, adjusted for observable price changes. We consolidate entities that we control.
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
Fair Value Measurements
We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Note 13 for further information. We also apply the provisions of fair value measurement to various nonrecurring measurements for our financial and nonfinancial assets and liabilities.
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
Derivative Instruments
We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, fair value hedge, or a hedge of the net investment in non-U.S. operations based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in accumulated other comprehensive income (“AOCI”). We release the derivative’s gain or loss from AOCI to match the timing of the underlying hedged items’ effect on earnings. The change in fair value of qualifying fair value hedges as well as changes in fair value of the underlying hedged items to the hedged risks are recorded concurrently in earnings.
We review the effectiveness of our hedging instruments quarterly, recognize current period hedge ineffectiveness immediately in earnings, and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from AOCI based on the timing of the underlying cash flows or revenue recognized, unless the termination results from the failure of the intended transaction to occur in the expected time frame. Such untimely transactions require us to immediately recognize in earnings the gains and/or losses that we previously recorded in AOCI.
Changes in interest rates, currency exchange rates, and equity securities expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments as part of our overall strategy to manage our exposure to market risks. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes.
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
Leases
We determine if an arrangement is a lease or contains a lease at the inception of the contract. Our leases generally contain fixed and variable components. The variable components of our leases are primarily based on operating performance of the leased property. Our lease agreements may also include non-lease components, such as common area maintenance, which we combine with the lease component to account for both as a single lease component.
Lease liabilities, which represent our obligation to make lease payments arising from the lease, and corresponding right-of-use assets, which represent our right to use an underlying asset for the lease term, are recognized at the commencement date of the lease based on the present value of fixed future payments over the lease term. We calculate the present value of future payments using the discount rate implicit in the lease, if available, or our incremental borrowing rate.
For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the lease term and lease expense relating to variable payments is expensed as incurred. For finance leases, the amortization of the asset is recognized over the shorter of the lease term or useful life of the underlying asset.
Guarantees
We measure and record our liability for the fair value of a guarantee on a nonrecurring basis, that is when we issue or modify a guarantee, using Level 3 internally developed inputs, as described above in this footnote under the caption “Fair Value Measurements.” We base our calculation of the estimated fair value of a guarantee on the income approach or the market approach, depending on the type of guarantee. For the income approach, we use internally developed discounted cash flow and Monte Carlo simulation models that include the following assumptions, among others: projections of revenues and expenses and related cash flows based on assumed growth rates and demand trends; historical volatility of projected performance; the guaranteed obligations; and applicable discount rates. We base these assumptions on our historical data and experience, industry projections, micro and macro general economic condition projections, and our expectations. For the market approach, we use internal analyses based primarily on market comparable data and our assumptions about market capitalization rates, credit spreads, growth rates, and inflation.
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
Self-Insurance Programs
We self-insure for certain levels of liability, workers’ compensation, property insurance and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of three percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements. We classify the current portion of our self-insurance reserve in the “Accrued expense and other” caption and the noncurrent portion in the “Other noncurrent liabilities” caption of our Balance Sheets. The current portion of our self-insurance reserve was $166 million in 2019 and $126 million in 2018. The noncurrent portion of our self-insurance reserve was $323 million in 2019 and $351 million in 2018.
Pension and Other Postretirement Benefits
We sponsor numerous funded and unfunded domestic and international defined benefit pension plans. All defined benefit plans covering U.S. employees are frozen, meaning that employees do not accrue additional benefits. Certain plans covering non-U.S. employees remain active. We also sponsor the Starwood Retiree Health and Welfare Program, which provides health care and life insurance benefits for certain eligible retired employees.
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
Business Combinations
We allocate the purchase price of an acquisition to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. We recognize as goodwill the amount by which the purchase price of an acquired entity exceeds the net of the fair values assigned to the assets acquired and liabilities assumed. In determining the fair values of assets acquired and liabilities assumed, we use various recognized valuation methods including the income and market approaches. Further, we make assumptions within certain valuation techniques, including discount rates, royalty rates, and the amount and timing of future cash flows. We record the net assets and results of operations of an acquired entity in our Financial Statements from the acquisition date. We initially perform these valuations based upon preliminary estimates and assumptions by management or independent valuation specialists under our supervision, where appropriate, and make revisions as estimates and assumptions are finalized. We expense acquisition-related costs as we incur them. See Note 3 for additional information.
Asset Acquisitions
Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. We allocate the cost of the acquisition, including direct and incremental transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition.

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
NOTE 3. ACQUISITIONS AND DISPOSITIONS
Acquisitions
In 2019, we completed the acquisition of Elegant Hotels Group plc (“Elegant”) for $128 million in cash and assumed Elegant’s net debt outstanding of $63 million, which we subsequently repaid in January 2020. As a result of the transaction, we added seven hotels and a beachfront restaurant on the island of Barbados to our Caribbean and Latin America owned and leased portfolio.
In 2019, we purchased the W New York - Union Square, a North American Full-Service property, for $206 million.
In 2019, we accelerated our option to acquire our partner’s remaining interests in two joint ventures. As a result of the transaction, we recognized an indefinite-lived brand asset for AC Hotels by Marriott of $156 million and management and franchise contract assets, with a weighted-average term of 24 years totaling $34 million.
Dispositions
In 2019, we sold The St. Regis New York and the Sheraton Gateway Hotel in Toronto International Airport, two North American Full-Service properties, and recognized total gains of $134 million in the “Gains and other income, net” caption of our Income Statements. We will continue to operate the hotels under long-term management agreements.
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
In 2017, Aramark purchased Avendra LLC, in which we had a 55 percent ownership interest. We recorded a non-recurring pre-tax gain of $659 million in 2017 and $5 million in 2018, which we reflected in the “Gains and other income, net” caption of our Income Statements. After cash paid for income taxes, the gain totaled $425 million. We committed to the owners of the hotels in our system that the benefits derived from Avendra, including any dividends or sale proceeds above our original investment, would be used for the benefit of the hotels in our system. Spending funded by the sale proceeds, which we present in the “Reimbursed expenses” caption of our Income Statements, totaled $118 million ($87 million after-tax) in 2019 and $115 million ($85 million after-tax) in 2018. In conjunction with the sale of Avendra to Aramark, we entered into a new five-year procurement services agreement with Avendra for the benefit of our managed and owned properties in North America.
Planned Disposition
In 2018, we purchased the Sheraton Phoenix Downtown, formerly the Sheraton Grand Phoenix, a North American Full-Service property that we manage, for $255 million. In the 2020 first quarter, we sold this hotel for $268 million. We determined that the carrying values of those assets exceeded their fair values, based on the agreed-upon selling price. Consequently, we recorded a charge of $15 million for the expected disposal loss in the “Depreciation, amortization, and other” caption of our Income Statements, which represents the amount by which the carrying values exceeded the fair values, less our anticipated cost to sell. At year-end 2019, we held $248 million of assets classified as “Assets held for sale” related to the Sheraton Phoenix Downtown and $8 million of liabilities associated with those assets, which we recorded in the “Accrued expenses and other” caption of our Balance Sheets. We will continue to operate the hotel under a long-term management agreement.
NOTE 4. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method in order to calculate the dilutive effect of the Company’s potential common stock:

(in millions, except per share amounts)	2019	2018	2017
Computation of Basic Earnings Per Share
Net income	$1,273	$1,907	$1,459
Shares for basic earnings per share	332.7	350.1	375.2
Basic earnings per share	$3.83	$5.45	$3.89
Computation of Diluted Earnings Per Share
Net income	$1,273	$1,907	$1,459
Shares for basic earnings per share	332.7	350.1	375.2
Effect of dilutive securities
Share-based compensation	2.8	4.1	4.7
Shares for diluted earnings per share	335.5	354.2	379.9
Diluted earnings per share	$3.80	$5.38	$3.84

NOTE 5. SHARE-BASED COMPENSATION
RSUs and PSUs
We granted RSUs in 2019 to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted performance-based RSUs (“PSUs”) in 2019 to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, active Marriott Bonvoy loyalty member growth, and adjusted operating income growth over, or at the end of, a three-year performance period.
We had deferred compensation costs for RSUs of approximately $176 million at year-end 2019 and $167 million at year-end 2018. The weighted average remaining term for RSUs outstanding at year-end 2019 was two years.

The following table provides additional information on RSUs for the last three fiscal years:

	2019	2018	2017
Share-based compensation expense (in millions)	$177	$170	$172
Weighted average grant-date fair value (per RSU)	$117	$132	$85
Aggregate intrinsic value of distributed RSUs (in millions)	$276	$294	$322

The following table presents the changes in our outstanding RSUs, including PSUs, during 2019 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per RSU)
Outstanding at year-end 2018	4.8	$90
Granted	1.7	117
Distributed	(2.3)	79
Forfeited	(0.1)	112
Outstanding at year-end 2019	4.1	$106

Other Information
At year-end 2019, we had 29 million remaining shares authorized under the Marriott and Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) stock plans.
NOTE 6. INCOME TAXES
The components of our earnings before income taxes for the last three fiscal years consisted of:

($ in millions)	2019	2018	2017
U.S.	$549	$1,311	$2,153
Non-U.S.	1,050	1,034	829
	$1,599	$2,345	$2,982

Our provision for income taxes for the last three fiscal years consists of:

($ in millions)		2019	2018	2017
Current	-U.S. Federal	$(272)	$(169)	$(1,253)
	-U.S. State	(57)	(94)	(152)
	-Non-U.S.	(161)	(284)	(178)
		(490)	(547)	(1,583)

Deferred	-U.S. Federal	141	10	61
	-U.S. State	39	(6)	(33)
	-Non-U.S.	(16)	105	32
		164	109	60
		$(326)	$(438)	$(1,523)

Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2017 to the end of 2019:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2017	$421
Change attributable to tax positions taken in prior years	12
Change attributable to tax positions taken during the current period	87
Decrease attributable to settlements with taxing authorities	(28)
Decrease attributable to lapse of statute of limitations	(1)
Unrecognized tax benefit at year-end 2017	491
Change attributable to tax positions taken in prior years	37
Change attributable to tax positions taken during the current period	148
Decrease attributable to settlements with taxing authorities	(53)
Unrecognized tax benefit at year-end 2018	623
Change attributable to tax positions taken in prior years	(13)
Change attributable to tax positions taken during the current period	13
Decrease attributable to settlements with taxing authorities	(54)
Unrecognized tax benefit at year-end 2019	$569

Our unrecognized tax benefit balances included $498 million at year-end 2019, $497 million at year-end 2018, and $385 million at year-end 2017 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that we will settle $207 million of unrecognized tax benefits within the next twelve months. This includes $179 million related to U.S. federal issues that are currently in appeals and $28 million related to state and non-U.S. audits we expect to resolve in 2020. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. Related interest totaled $28 million in 2019, $3 million in 2018, and $24 million in 2017.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of year-end 2019, we have settled all issues for tax years through 2013 for Marriott and through 2009 for Starwood. Our Marriott 2014 and 2015 tax year audits are substantially complete, and our Marriott 2016 through 2018 tax year audits are currently ongoing. Starwood is currently under audit by the IRS for years 2010 through 2016. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
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

The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of year-end 2019 and year-end 2018:

($ in millions)	At Year-End 2019	At Year-End 2018
Deferred Tax Assets
Employee benefits	$267	$261
Net operating loss carry-forwards	680	494
Accrued expenses and other reserves	162	160
Receivables, net	11	12
Tax credits	41	24
Loyalty Program	249	133
Deferred income	70	56
Lease liabilities	261	—
Other	15	13
Deferred tax assets	1,756	1,153
Valuation allowance	(616)	(428)
Deferred tax assets after valuation allowance	1,140	725
Deferred Tax Liabilities
Joint venture interests	(55)	(59)
Property and equipment	(82)	(85)
Intangibles	(895)	(876)
Right-of-use assets	(229)	—
Self-insurance	(15)	(19)
Deferred tax liabilities	(1,276)	(1,039)
Net deferred taxes	$(136)	$(314)

Our valuation allowance is attributable to non-U.S. and U.S. state net operating loss carry forwards. During 2019, our valuation allowance increased primarily due to net operating losses in Luxembourg.
At year-end 2019, we had approximately $24 million of tax credits that will expire through 2029 and $16 million of tax credits that do not expire. We recorded $10 million of net operating loss benefits in 2019 and $10 million in 2018. At year-end 2019, we had approximately $3,319 million of primarily state and foreign net operating losses, of which $1,951 million will expire through 2039.
Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
U.S. state income taxes, net of U.S. federal tax benefit	1.6	2.5	3.1
Non-U.S. income	(3.3)	(1.0)	(7.3)
Change in valuation allowance	3.4	2.6	2.0
Change in uncertain tax positions	1.9	1.0	2.2
Change in U.S. tax rate	0.0	(1.7)	(5.5)
Transition Tax on foreign earnings	(0.3)	0.1	22.8
Tax on asset dispositions	(0.7)	(2.9)	(0.2)
Excess tax benefits related to equity awards	(3.2)	(1.8)	(2.4)
Other, net	0.0	(1.1)	1.4
Effective rate	20.4%	18.7%	51.1%

The non-U.S. income tax benefit presented in the table above includes tax-exempt income in Hong Kong, a tax rate incentive in Singapore, a deemed interest deduction in Switzerland, and tax-exempt income earned from certain operations in Luxembourg, which collectively represented 8.0% in 2019, 3.4% in 2018, and 6.2% in 2017. We included the impact of these items in the foreign tax rate differential line above because we consider them to be equivalent to a reduction of the statutory tax rates in these jurisdictions. Pre-tax income in Switzerland, Singapore, Hong Kong, and Luxembourg totaled $642 million in 2019, $432 million in 2018, and $576 million in 2017.
The non-U.S. income tax benefit also includes U.S. income tax expense on non-U.S. operations, which represents 2.0% in 2019 and 1.4% in 2018. We included the impact of this tax in the non-U.S. income line above because we consider this tax to be an integral part of the foreign taxes.
Other Information
We paid cash for income taxes, net of refunds of $526 million in 2019, $678 million in 2018, and $636 million in 2017.
Tax Cuts and Jobs Act of 2017
The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was enacted on December 22, 2017. In 2017, we recorded a provisional estimated tax benefit of $153 million related to the change in the U.S. tax rate, and a provisional estimated Deemed Repatriation Transition Tax (“Transition Tax”) expense of $745 million. In 2018, we completed our analyses of all impacts of the 2017 Tax Act and recognized an additional tax benefit of $41 million. Substantially all of our unremitted foreign earnings that had not been previously taxed have now been subjected to U.S. taxation under the Transition Tax. In 2018, we recorded a charge of $29 million for state tax liability on unremitted accumulated earnings and continue to update the state tax liability on unremitted accumulated earnings. It is not practical at this time to determine the income tax liability related to any remaining undistributed earnings or additional basis differences not subject to the Transition Tax. We account for U.S. tax on Global Intangible Low-Taxed Income in the period incurred.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Guarantees
We issue guarantees to certain lenders and hotel owners, chiefly to obtain long-term management and franchise contracts. The guarantees generally have a stated maximum funding amount and a term of three to ten years. The terms of guarantees to lenders generally require us to fund if cash flows from hotel operations are inadequate to cover annual debt service or to repay the loan at maturity. The terms of the guarantees to hotel owners generally require us to fund if the hotels do not attain specified levels of operating profit. Guarantee fundings to lenders and hotel owners are generally recoverable out of future hotel cash flows and/or proceeds from the sale or refinancing of hotels. We also enter into project completion guarantees with certain lenders in conjunction with hotels that we or our joint venture partners are building.
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at year-end 2019 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$6
Operating profit	231	142
Other	15	3
	$299	$151

Our liability at year-end 2019 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $16 million of “Accrued expenses and other” and $135 million of “Other noncurrent liabilities.”
Our guarantees listed in the preceding table include $3 million of debt service guarantees, $114 million of operating profit guarantees, and $5 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
In conjunction with financing obtained for specific projects or properties owned by us or joint ventures in which we are a party, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the other joint venture owner or our own actions.

Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability at year-end 2019 was $57 million.
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
Commitments
At year-end 2019, we had various purchase commitments for goods and services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $276 million. We expect to purchase goods and services subject to these commitments as follows: $116 million in 2020, $97 million in 2021, and $63 million in 2022.
Letters of Credit
At year-end 2019, we had $145 million of letters of credit outstanding (all outside the Credit Facility, as defined in Note 9), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2019 totaled $160 million, most of which state governments requested in connection with our self-insurance programs.
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
Expenses and Insurance Recoveries
We recorded $148 million of expenses, partially offset by $84 million of accrued insurance recoveries related to the Data Security Incident in 2019, and $28 million of expenses, partially offset by $25 million of accrued insurance recoveries, related to the Data Security Incident in 2018. We received insurance recoveries of $58 million in 2019. Expenses in 2019 primarily included the accrual for the loss contingency related to the Proposed ICO Fine discussed below, along with customer care and legal costs, and expenses in 2018 primarily included costs to investigate the Data Security Incident and customer care costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Merger-related costs and charges” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases have been consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed against us and certain of our current officers and directors on December 1, 2018, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. The MDL proceeding also includes two shareholder derivative complaints that were filed on February 26,

2019 and March 15, 2019, respectively, against the Company, certain of its officers and certain of the members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. A third shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of its officers and certain current and former members of our Board of Directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case will not be consolidated with the MDL proceeding. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. We have filed motions to dismiss several of these cases, some of which have been denied, but the cases generally remain at an early stage. There has been some consolidation of the Canadian cases, with five cases now pending across five provinces, and we expect there could be further consolidation in the future. In addition, in April 2019, we received a letter purportedly on behalf of a shareholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against the Company’s current and certain former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities are investigating, or otherwise seeking information and/or documents related to, the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). In late August 2019, we submitted a written response to the ICO vigorously defending our position, and we have continued to engage with the ICO regarding the Data Security Incident and Proposed ICO Fine. We mutually agreed with the ICO to an extension of the regulatory process until June 1, 2020 and the ICO proceeding is ongoing. In the 2019 second quarter, we recorded an accrual in the full amount of the Proposed ICO Fine for this loss contingency, and in the 2019 fourth quarter, we reduced the accrual to $65 million based on the ongoing proceeding. We present the accrual in the “Accrued expenses and other” caption of our Balance Sheets and the related expense in the “Merger-related costs and charges” caption of our Income Statements.
While we believe it is reasonably possible that we may incur additional losses associated with the above described proceedings and investigations, it is not possible to estimate the amount of loss or range of loss, if any, in excess of the amounts already incurred that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings and investigations based on the current stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.
NOTE 8. LEASES
We enter into operating and finance leases primarily for hotels, offices, and equipment. Most leases have initial terms of up to 20 years, and contain one or more renewals at our option, generally for five- or 10-year periods. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option.
The following table details the composition of lease expense at year-end 2019:

($ in millions)	2019
Operating lease cost	$185
Variable lease cost	113

In the 2019 fourth quarter, we recorded impairment charges of $78 million and $21 million in the “Depreciation, amortization, and other” caption of our Income Statements to reduce the carrying amount of the Renaissance New York Times Square Hotel lease right-of-use asset and property and equipment, including leasehold improvements, respectively. We determined that we may not be able to fully recover the carrying amount of this North American Full-Service hotel lease after evaluating the assets for recovery due to declines in market performance and future cash flow projections. We estimated the fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates and demand trends. Additionally, during the year ended 2019, we recorded an expense of $34 million in the “Merger-related costs and charges” caption of our Income Statements due to the impairment of a legacy-Starwood office building accounted for as a finance lease.
The following table presents our future minimum lease payments at year-end 2019:

($ in millions)	Operating Leases	Finance Leases
2020	$173	$13
2021	171	13
2022	165	13
2023	115	13
2024	107	14
Thereafter	579	151
Total minimum lease payments	$1,310	$217
Less: Amount representing interest	298	60
Present value of minimum lease payments	$1,012	$157

Current (1)	130	6
Noncurrent (2)	882	151
	$1,012	$157

(1)	Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.

(2)	Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.
At year-end 2019, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.
The following table presents additional information about our lease obligations at year-end 2019:

	Operating leases	Finance leases
Weighted Average Remaining Lease Term (in years)	11	14
Weighted Average Discount Rate	4.8%	4.4%

The following table presents supplemental cash flow information for 2019:

($ in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$176
Operating cash outflows for finance leases	7
Financing cash outflows for finance leases	6
Lease assets obtained in exchange for lease obligations:
Operating leases	89

NOTE 9. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2019 and 2018:

($ in millions)	At Year-End 2019	At Year-End 2018
Senior Notes:
Series K Notes, interest rate of 3.0%, face amount of $600, matured March 1, 2019 (effective interest rate of 4.4%)	$—	$600
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	349	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	398	397
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	449	448
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	346	345
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	747	745
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	744	743
Series T Notes, interest rate of 7.2%, face amount of $181, matured December 1, 2019 (effective interest rate of 2.3%)	—	188
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	332	335
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	291	292
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	444	443
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 2.5% at December 31, 2019)	549	547
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	347	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 2.5% at December 31, 2019)	299	—
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	564	—
Series DD Notes, interest rate of 2.1%, face amount of $550, maturing October 3, 2022 (effective interest rate of 2.4%)	543	—

Commercial paper	3,197	2,245
Credit Facility	—	—
Finance lease obligations	157	163
Other	247	223
	$10,940	$9,347
Less: Current portion of long-term debt	(977)	(833)
	$9,963	$8,514

All our long-term debt is recourse to us but unsecured, other than debt assumed in our acquisition of Elegant which we paid off in January 2020. All the Senior Notes shown in the table above are our unsecured and unsubordinated obligations, which rank equally with our other Senior Notes and all other unsecured and unsubordinated indebtedness that we have issued or will issue from time to time, and are governed by the terms of an indenture, dated as of November 16, 1998, between us and The Bank of New York Mellon (formerly The Bank of New York), as trustee. With the exception of the floating rate Series Y

Notes and Series BB Notes, we may redeem some or all of each series of the Senior Notes before maturity under the terms provided in the applicable form of Senior Note.
In the 2019 fourth quarter, we issued $550 million aggregate principal amount of 2.125 percent Series DD Notes due October 3, 2022 (the “Series DD Notes”). We will pay interest on the Series DD Notes in April and October of each year, commencing in April 2020. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting the Series DD Notes into floating rate debt with a variable interest rate of one-month LIBOR (the London Interbank Offered Rate) plus 0.754 percent. We received net proceeds of approximately $545 million from the offering of the Series DD Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
In the 2019 second quarter, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to extend the maturity date of the Credit Facility and increase the aggregate amount of available borrowings to up to $4.5 billion. The available borrowings support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at LIBOR plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. While any outstanding commercial paper borrowings and/or borrowings under our Credit Facility generally have short-term maturities, we classify the outstanding borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024.
In the 2019 first quarter, we issued $300 million aggregate principal amount of LIBOR plus 0.650 percent Series BB Notes due March 8, 2021 (the “Series BB Notes”) and $550 million aggregate principal amount of 3.600 percent Series CC Notes due April 15, 2024 (the “Series CC Notes”). We pay interest on the Series BB Notes in March, June, September, and December of each year, which commenced in June 2019, and we pay interest on the Series CC Notes in April and October of each year, which commenced in October 2019. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting the Series CC Notes into floating rate debt with a variable interest rate of one-month LIBOR plus 1.1205 percent. We received net proceeds of approximately $841 million from the offering of the Series BB Notes and Series CC Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, which may include working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding commercial paper or other borrowings.
The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt at year-end 2019:

Debt Principal Payments ($ in millions)	Amount
2020	$977
2021	1,164
2022	1,657
2023	694
2024	3,783
Thereafter	2,665
Balance at year-end 2019	$10,940

We paid cash for interest, net of amounts capitalized, of $348 million in 2019, $290 million in 2018, and $234 million in 2017.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2019 and 2018:

($ in millions)	At Year-End 2019	At Year-End 2018
Definite-lived Intangible Assets
Costs incurred to obtain contracts with customers	$1,588	$1,347
Contracts acquired in business combinations and other	1,972	1,983
	3,560	3,330
Accumulated amortization	(808)	(674)
	2,752	2,656
Indefinite-lived Intangible Brand Assets	5,889	5,724
	$8,641	$8,380

We capitalize direct costs that we incur to obtain management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years.
For acquired definite-lived intangible assets, we recorded amortization expense of $105 million in 2019, $111 million in 2018, and $116 million in 2017 in the “Depreciation, amortization, and other” caption of our Income Statements. For these assets, we estimate that our aggregate amortization expense will be $102 million for each of the next five fiscal years.
The following table details the carrying amount of our goodwill at year-end 2019 and 2018:

($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total Goodwill
Balance at year-end 2018	$3,566	$1,755	$1,862	$1,856	$9,039
Foreign currency translation	10	7	2	(10)	9
Balance at year-end 2019	$3,576	$1,762	$1,864	$1,846	$9,048

NOTE 11. PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2019 and 2018:

($ in millions)	At Year-End 2019	At Year-End 2018
Land	$684	$591
Buildings and leasehold improvements	1,100	1,275
Furniture and equipment	1,225	1,439
Construction in progress	196	168
	3,205	3,473
Accumulated depreciation	(1,301)	(1,517)
	$1,904	$1,956

We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $346 million in 2019, $256 million in 2018, and $231 million in 2017 (of which $121 million in 2019, $147 million in 2018, and $126 million in 2017 was included in the “Reimbursed expenses” caption of our Income Statements). Fixed assets attributed to operations located outside the U.S. were $695 million in 2019 and $533 million in 2018.
In the 2019 fourth quarter, we recorded impairment charges to reduce the carrying amount of the Renaissance New York Times Square Hotel property and equipment, including leasehold improvements, and right-of-use asset as discussed in Note 8.

NOTE 12. NOTES RECEIVABLE
The following table presents the expected future principal payments, net of reserves and unamortized discounts, as well as interest rates for our notes receivable at year-end 2019:

Notes Receivable Principal Payments ($ in millions)	Amount
2020	$9
2021	32
2022	28
2023	2
2024	8
Thereafter	47
Balance at year-end 2019	$126
Weighted average interest rate at year-end 2019	5.6%
Range of stated interest rates at year-end 2019	0-9%

At year-end 2019, our recorded investment in impaired senior, mezzanine, and other loans was $20 million, and we had a $12 million allowance for credit losses, leaving $8 million of exposure to our investment in impaired loans. At year-end 2018, our recorded investment in impaired senior, mezzanine, and other loans was $45 million, and we had a $25 million allowance for credit losses, leaving $20 million of exposure to our investment in impaired loans. Our average investment in impaired senior, mezzanine, and other loans totaled $33 million during 2019, $70 million during 2018, and $84 million during 2017.
NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2019		At Year-End 2018
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$117	$112	$125	$116
Total noncurrent financial assets	$117	$112	$125	$116

Senior Notes	$(6,441)	$(6,712)	$(5,928)	$(5,794)
Commercial paper	(3,197)	(3,197)	(2,245)	(2,245)
Other long-term debt	(174)	(179)	(184)	(182)
Other noncurrent liabilities	(196)	(196)	(153)	(153)
Total noncurrent financial liabilities	$(10,008)	$(10,284)	$(8,510)	$(8,374)

We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As discussed in Note 9, even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. As we are a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2019 and year-end 2018, we determined that the carrying value of our commercial paper approximated fair value due to the short maturity. Our other noncurrent liabilities largely consist of guarantees. As we note in the “Guarantees” caption of Note 2, we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2019 and year-end 2018, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Note 2 for more information on the input levels we use in determining fair value.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table details the accumulated other comprehensive loss activity for 2019, 2018, and 2017:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2016	$(503)	$6	$(497)
Other comprehensive (loss) income before reclassifications (1)	478	(9)	469
Reclassification of losses (gains), net of tax	2	9	11
Net other comprehensive (loss) income	480	—	480
Balance at year-end 2017	$(23)	$6	$(17)
Other comprehensive (loss) income before reclassifications (1)	(391)	4	(387)
Reclassification of losses (gains), net of tax	11	6	17
Net other comprehensive (loss) income	(380)	10	(370)
Adoption of ASU 2016-01	—	(4)	(4)
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive (loss) income before reclassifications (1)	35	2	37
Reclassification of losses (gains), net of tax	—	(7)	(7)
Net other comprehensive (loss) income	35	(5)	30
Balance at year-end 2019	$(368)	$7	$(361)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes gains (losses) on intra-entity foreign currency transactions that are of a long-term investment nature of $6 million for 2019, $14 million for 2018, and $(147) million for 2017.

NOTE 15. BUSINESS SEGMENTS
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
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs and charges. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate” represents a portion of our revenues, including license fees we receive from our credit card programs and fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, merger-related costs and charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.
Our President and Chief Executive Officer, who is our “chief operating decision maker”, monitors assets for the consolidated company, but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
In January 2020, we modified our reportable segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the first quarter of 2020, we will present the following three reportable business segments:
•North America, which includes all properties in our North America region;
•Asia Pacific, which includes all properties in our Asia Pacific region; and
•Europe, Middle East, and Africa, which includes all properties in these regions.

Our Caribbean and Latin America segment will be combined with the “Unallocated corporate” caption.
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the last three fiscal years:

	2019
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$1,299	$966	$477	$555	$3,297
Contract investment amortization	(35)	(13)	(2)	(12)	(62)
Net fee revenues	1,264	953	475	543	3,235
Owned, leased, and other revenue	581	134	178	663	1,556
Cost reimbursement revenue	11,610	2,291	536	1,149	15,586
Total segment revenue	$13,455	$3,378	$1,189	$2,355	$20,377
Unallocated corporate					595
Total revenue					$20,972

	2018
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$1,255	$903	$479	$518	$3,155
Contract investment amortization	(33)	(12)	(2)	(11)	(58)
Net fee revenues	1,222	891	477	507	3,097
Owned, leased, and other revenue	593	128	182	668	1,571
Cost reimbursement revenue	11,257	2,198	459	1,091	15,005
Total segment revenue	$13,072	$3,217	$1,118	$2,266	$19,673
Unallocated corporate					1,085
Total revenue					$20,758

	2017
($ in millions)	North American Full-Service	North American Limited-Service	Asia Pacific	Other International	Total
Gross fee revenues	$1,202	$842	$431	$476	$2,951
Contract investment amortization	(25)	(11)	(1)	(13)	(50)
Net fee revenues	1,177	831	430	463	2,901
Owned, leased, and other revenue	697	132	191	685	1,705
Cost reimbursement revenue	11,035	2,256	433	1,140	14,864
Total segment revenue	$12,909	$3,219	$1,054	$2,288	$19,470
Unallocated corporate					982
Total revenue					$20,452
Revenues attributed to operations located outside the U.S. were $4,400 million in 2019, $4,246 million in 2018, and $3,830 million in 2017.

Segment Profits

($ in millions)	2019	2018	2017
North American Full-Service	$1,148	$1,153	$1,238
North American Limited-Service	852	786	827
Asia Pacific	369	456	361
Other International	435	570	420
Unallocated corporate	(837)	(302)	386
Interest expense, net of interest income	(368)	(318)	(250)
Income taxes	(326)	(438)	(1,523)
Net income	$1,273	$1,907	$1,459

Segment profits attributed to operations located outside the U.S. were $982 million in 2019, $1,155 million in 2018, and $837 million in 2017. The 2019 segment profits consisted of $369 million from Asia Pacific, $272 million from Europe, $118 million from Caribbean and Latin America, $45 million from the Middle East and Africa, and $178 million from other locations.
Depreciation, Amortization, and Other

($ in millions)	2019	2018	2017
North American Full-Service	$199	$82	$82
North American Limited-Service	19	15	14
Asia Pacific	25	26	32
Other International	71	70	71
Unallocated corporate	27	33	30
	$341	$226	$229

Capital Expenditures

($ in millions)	2019	2018	2017
North American Full-Service	$270	$290	$21
North American Limited-Service	17	15	10
Asia Pacific	2	6	12
Other International	164	40	42
Unallocated corporate	200	205	155
	$653	$556	$240

NOTE 16. RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management services and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities.

The following tables present financial data resulting from transactions with these related parties:
Income Statement Data

($ in millions)	2019	2018	2017
Base management fees	$21	$25	$28
Incentive management fees	8	12	15
Contract investment amortization	(2)	(2)	(2)
Owned, leased, and other revenue	—	—	2
Cost reimbursement revenue	233	332	356
Depreciation, amortization, and other	(2)	(2)	(3)
General, administrative, and other	(2)	—	(1)
Reimbursed expenses	(236)	(337)	(356)
Gains and other income, net	2	51	658
Interest expense	3	—	—
Interest income	—	—	4
Equity in earnings	13	103	40

Balance Sheet Data

($ in millions)	At Year-End 2019	At Year-End 2018
Current assets
Accounts and notes receivable, net	$16	$31
Prepaid expenses and other	1	1
Intangible assets
Contract acquisition costs and other	29	32
Equity method investments	577	732
Other noncurrent assets	3	10
Current liabilities
Accounts payable	(1)	(4)
Accrued expenses and other	(3)	(16)
Deferred tax liabilities	(37)	(20)
Other noncurrent liabilities	(3)	(11)

Undistributed earnings attributable to our equity method investments represented approximately $11 million of our consolidated retained earnings at year-end 2019.
Summarized Financial Information for Investees
The following tables present summarized financial information for the entities in which we have equity method investments:

($ in millions)	2019	2018	2017
Sales	$815	$932	$1,176
Net income	80	221	222

($ in millions)	At Year-End 2019	At Year-End 2018
Assets (primarily composed of hotel real estate managed by us)	$2,555	$2,724
Liabilities	1,691	1,843

The carrying amount of our equity method investments was $577 million at year-end 2019 and $732 million at year-end 2018. This value exceeded our share of the book value of the investees' net assets by $311 million at year-end 2019 and $419 million at year-end 2018, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees.

Other Related Parties
We received management fees of approximately $12 million in 2019, $13 million in 2018, and $13 million in 2017, plus reimbursement of certain expenses, from our operation of properties owned by JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, and other members of the Marriott family.
NOTE 17. RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 60 lodging properties at year-end 2019 and 74 at year-end 2018 that we operated or franchised. Over the last three years, we recognized revenues, including cost reimbursement revenue, of $2,406 million in 2019, $2,542 million in 2018, and $2,671 million in 2017 from those lodging properties, and included those revenues in our North American Full-Service and North American Limited-Service reportable business segments, and our Caribbean and Latin America and Europe operating segments.
Host was also a partner in certain unconsolidated partnerships that own lodging properties that we operate under long-term agreements. We recognized revenues, including cost reimbursement revenue, of $123 million in 2018 and $114 million in 2017 from those lodging properties, and included those revenues in our North American Full-Service reportable business segment and our Europe operating segment. We did not recognize any revenues in 2019 related to these lodging properties as Host was not affiliated with these lodging properties during 2019.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$5,012	$5,305	$5,284	$5,371	$20,972
Operating income	$510	$409	$607	$274	$1,800
Net income	$375	$232	$387	$279	$1,273
Basic earnings per share (1)	$1.10	$0.70	$1.17	$0.85	$3.83
Diluted earnings per share (1)	$1.09	$0.69	$1.16	$0.85	$3.80

($ in millions, except per share data)	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$5,009	$5,409	$5,051	$5,289	$20,758
Operating income	$530	$818	$596	$422	$2,366
Net income	$420	$667	$503	$317	$1,907
Basic earnings per share (1)	$1.17	$1.89	$1.45	$0.93	$5.45
Diluted earnings per share (1)	$1.16	$1.87	$1.43	$0.92	$5.38

(1)	The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
As we reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, in the 2018 fourth quarter, we identified the following deficiencies in the design of internal control over financial reporting for our Loyalty Program.

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
Remediation of Material Weakness
We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have made progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above, which includes steps to increase dedicated personnel, improve reporting processes, design and implement new controls, and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.
Internal Control Over Financial Reporting
We have set forth management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting in Part II, Item 8 of this Form 10-K, and we incorporate those reports here by reference.
As outlined above, we are in the process of taking steps to remediate the material weakness. We made no other changes in internal control over financial reporting during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III
Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our shareholders for our 2020 Annual Meeting of Shareholders.

Item 10. Directors, Executive Officers, and Corporate Governance.
We incorporate this information by reference to “Our Board of Directors,” “Audit Committee,” “Transactions with Related Persons,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

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

Item 14. Principal Accountant Fees and Services.
We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
We include below certain information on our executive officers. This information is as of February 1, 2020, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	87
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

Arne M. Sorenson President and Chief Executive Officer	61
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

Bao Giang Val Bauduin Controller and Chief Accounting Officer	43
Val Bauduin became Marriott’s Controller and Chief Accounting Officer in June 2014, with responsibility for the accounting operations of the Company including oversight of Financial Reporting & Analysis, Accounting Policy, Governance, Risk Management (Insurance, Claims, Business Continuity, Fire & Life Safety), Global Finance Shared Services, and the Corporate Finance Business Partners and in January 2020, he also became Chief Financial Officer - Consumer Operations, Technology & Emerging Business. Before joining Marriott, Mr. Bauduin was a Partner and U.S. Hospitality leader of Deloitte & Touche LLP from 2011 to 2014, where he served as a Travel, Hospitality & Leisure industry expert for Deloitte teams globally. He earned a Bachelor of Arts in Economics from the University of Notre Dame and a Master of Business Administration from The Wharton School at the University of Pennsylvania. He is also a Certified Public Accountant.

Liam Brown Group President, Europe, Middle East & Africa	59
Liam Brown became Group President of Europe, Middle East & Africa, a division that encompasses Continental Europe, the United Kingdom, and Ireland, along with the entire Middle East region and the continent of Africa in January 2020. Mr. Brown joined Marriott in 1989 and served as President for Franchising, Owner Services and Managed by Marriott Select Brands, North America from 2012 to 2018. Most recently, he served as the President and Managing Director of Europe. Other key positions held by Mr. Brown include Chief Operations Officer for the Americas for Select Service & Extended Stay Lodging and Owner & Franchise Services, as well as Senior Vice President and Executive Vice President of Development for Marriott’s Select Service & Extended Stay lodging products. He holds a Hotel Diploma and Business Degree from the Dublin Institute of Technology, Trinity College and earned his Master of Business Administration from the Robert H. Smith School of Management at the University of Maryland.

Name and Title	Age	Business Experience
Anthony G. Capuano Group President - Global Development, Design and Operations Services	54
Anthony G. Capuano became Group President - Global Development, Design and Operations Services in January 2020. He continues to be responsible for leading the Company’s global development and design efforts. Mr. Capuano began his Marriott career in 1995 as part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s full-service development efforts in the Western U.S. and Canada. In early 2008, his responsibilities expanded to include all of North America and the Caribbean and Latin America and he became Executive Vice President and Global Chief Development Officer in 2009. Mr. Capuano began his professional career in Laventhol and Horwath’s Boston-based Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano earned his bachelor’s degree in Hotel Administration from Cornell University. He is an active member of the Cornell Hotel Society and a member of The Cornell School of Hotel Administration Dean’s Advisory Board. Mr. Capuano is also a member of the American Hotel and Lodging Association’s Industry Real Estate Financial Advisory Council.

David Grissen Group President	62
David Grissen became Group President effective February 2014, assuming additional responsibility for The Ritz-Carlton and EDITION Brands. He became the Group President for the Americas in 2012, with responsibility for all business activities including Operations, Sales and Marketing, Revenue Management, Human Resources, Engineering, Rooms Operations, Food and Beverage, Retail, Spa, Information Technology and Development. Before this, he served as President, Americas from 2010; Executive Vice President of the Eastern Region from 2005; Senior Vice President of the Mid-Atlantic Region and Senior Vice President of Finance and Business Development from 2000. Mr. Grissen is chair of the Americas’ Hotel Development Committee and a member of the Lodging Strategy Group and Corporate Growth Committee. He is a member of the Board of Directors of Regis Corporation. Mr. Grissen holds a Bachelor of Arts degree from Michigan State University and earned his Master of Business Administration from Loyola University in Chicago.

Stephanie Linnartz Group President - Consumer Operations, Technology & Emerging Businesses	51
Stephanie Linnartz became Group President - Consumer Operations, Technology & Emerging Businesses in January 2020. She is responsible for the Company’s brand management, sales, marketing, revenue management, distribution, customer experience and innovation, information technology and digital functions, including Marriott Bonvoy. Ms. Linnartz also is responsible for developing, incubating, and running new lines of business that focus on consumer interaction with Marriott Bonvoy. Before assuming her current position, Ms. Linnartz served as Global Chief Commercial Officer from 2013 to 2019; Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; and, Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008. She holds a bachelor’s degree in Political Science and Government from the College of the Holy Cross and earned her Master of Business Administration from the College of William and Mary.

Name and Title	Age	Business Experience
Kathleen K. Oberg Executive Vice President and Chief Financial Officer	59
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

Rena Hozore Reiss Executive Vice President and General Counsel	60
Rena Hozore Reiss became Executive Vice President and General Counsel in December 2017. Ms. Reiss previously held the position of Executive Vice President, General Counsel and Corporate Secretary at Hyatt Hotels where she led the global legal team and oversaw Hyatt’s risk management team and corporate transactions group. Prior to her position with Hyatt, Ms. Reiss was an attorney in Marriott’s law department from 2000 to 2010 building her career in roles with increasing responsibility, ultimately holding the position of Senior Vice President and Associate General Counsel in which she led Marriott’s managed development efforts in the Americas region. Before joining Marriott, Ms. Reiss was a partner at Counts & Kanne, Chartered, in Washington, D.C. and Associate General Counsel at the Miami Herald Publishing Company. She earned her A.B. from Princeton University and her J.D. from Harvard Law School.

David A. Rodriguez Executive Vice President and Global Chief Human Resources Officer	61
David A. Rodriguez was appointed Executive Vice President and Global Chief Human Resources Officer in 2006. Before joining Marriott in 1998, he held senior roles in human resources at Citicorp (now Citigroup) from 1989 through 1998. Dr. Rodriguez holds a Bachelor of Arts degree and a doctorate degree in Industrial and Organizational Psychology from New York University. He is an elected fellow of the National Academy of Human Resources, chairman of the American Health Policy Institute, vice chair of the Human Resources Policy Association, and a governor on the board of the Health Transformation Alliance.

Craig S. Smith Group President & Managing Director Asia Pacific	57
Craig S. Smith became Group President and Managing Director of Asia Pacific in October 2019 and previously served as President and Managing Director of Asia Pacific since June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning the region. Mr. Smith began his career with Marriott in 1988. Before his current position, Mr. Smith served as President of Marriott’s Caribbean and Latin America region from 2011 to 2015. Before moving to the Caribbean and Latin America region in 2011, he was Executive Vice President and Chief Operations Officer for Asia Pacific. As the son of an American diplomat, Mr. Smith has lived in 13 countries, working in North America, the Caribbean, Latin America, Asia Pacific, and Australia. He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned his Master of Business Administration from the Rotman School of Management at the University of Toronto and a Bachelor of Science from Brigham Young University.

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
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
(1) FINANCIAL STATEMENTS
We include this portion of Item 15 under Part II, Item 8 of this Annual Report on Form 10-K.
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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

2.1	Agreement and Plan of Merger, dated as of November 15, 2015, by and among the Company, Starwood, and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed November 16, 2015 (File No. 001-13881).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated March 20, 2016, by and among the Company, Starwood, and certain of their subsidiaries.	Exhibit No. 2.1 to our Form 8-K filed March 21, 2016 (File No. 001-13881).

3.1	Restated Certificate of Incorporation.	Exhibit No. 3(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 14, 2019 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year- ended January 1, 1999 (File No. 001-13881).

4.3	Description of Registrant’s Securities	Filed with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.1	U.S. $4,500,000 Fifth Amended and Restated Credit Agreement dated as of June 28, 2019 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 1, 2019 (File No. 001-13881).

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
Exhibit No. 10.3 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.4.3
Second Amendment to Marriott Rewards Affiliation Agreement, dated November 25, 2019, among the Company, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, and Marriott Ownership Resorts, Inc.
Filed with this report.

*10.5.1	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.5.2	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.5.3	Amendment dated September 23, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.5.4	Amendment dated May 5, 2017 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.5.5	Amendment dated February 15, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.7.5 to our Form 10-K filed March 1, 2019 (File No. 001-13881).

*10.5.6	Amendment dated May 10, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.1 to our Form 10-Q filed August 6, 2019 (File No. 001-13881).

*10.6.1	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.6.2	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2010.	Exhibit 10.9.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.3	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective April 1, 2010.	Exhibit 10.9.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.4	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective October 25, 2011.	Exhibit 10.9.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.5	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective November 19, 2011.	Exhibit 10.9.4 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.6	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2013.	Exhibit 10.9.5 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.7	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (409A).	Exhibit 10.9.6 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.8	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (Starwood deferral elections).	Exhibit 10.9.7 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.9	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2019.	Exhibit 10.8.9 to our Form 10-K filed March 1, 2019 (File No. 001-13881).

*10.7.1	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.10 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.7.2	Form of Senior Executive Supplemental Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.10.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.1	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.11 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.2	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.6.1 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.8.3	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.6.2 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.8.4	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.1 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.8.5	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.2 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.9.1	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.12 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.2	Form of Senior Executive Supplemental Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.12.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.3	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit 10.12.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.4	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.7 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.9.5	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.3 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.10.1	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.8 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.10.2	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.4 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.11	Summary of Marriott International, Inc. Director Compensation.	Exhibit 10 to our Form 10-Q filed November 5, 2019 (File No. 001-13881).

*10.12	Marriott International, Inc. Executive Officer Annual Cash Incentive Program.	Exhibit 10.9 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.13.1	Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.4 to Starwood’s Form 10-Q for the quarterly period ended June 30, 1999 (File No. 001-07959).

*10.13.2	First Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-07959).

*10.13.3	Second Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.2 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.14.1	Starwood 2002 Long-Term Incentive Compensation Plan.	Annex B of Starwood’s 2002 Notice of Annual Meeting and Proxy Statement filed April 12, 2002 (File No. 001-07959).

*10.14.2	First Amendment to the Starwood 2002 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.15.1	Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008.	Exhibit 10.3 to Starwood’s Form 8-K filed January 6, 2009 (File No. 001-07959).

*10.15.2	First Amendment to the Starwood 2004 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-07959).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.16.1	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

*10.16.2	Amendment dated May 5, 2017 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 10.19.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.17
Amendment dated June 29, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.
Exhibit 10.20 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.18
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
Exhibit 10.22 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

†10.20	Amended and Restated Side Letter Agreement - Program Affiliation, dated February 26, 2018, among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries.	Exhibit No. 10.5 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.21	Aircraft Time Sharing Agreement, effective as of September 20, 2018, between Marriott International Administrative Services, Inc. and J. Willard Marriott Jr.	Exhibit No. 10.3 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the year ended December 31, 2019, December 31, 2018, and December 31, 2017; (ii) the Consolidated Balance Sheets at December 31, 2019, and December 31, 2018; (iii) the Consolidated Statements of Cash Flows for the year ended December 31, 2019, December 31, 2018, and December 31, 2017; (iv) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2019, December 31, 2018, and December 31, 2017; (v) the Consolidated Statements of Shareholders’ Equity for the year ended December 31, 2019, December 31, 2018, and December 31, 2017; and (vi) Notes to Consolidated Financial Statements.
Submitted electronically with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

*	Denotes management contract or compensatory plan.

†
Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 27th day of February 2020.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Arne M. Sorenson
Arne M. Sorenson
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/Arne M. Sorenson	President, Chief Executive Officer and Director
Arne M. Sorenson

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Executive Vice President and Chief Financial Officer
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Bao Giang Val Bauduin	Controller and Chief Accounting Officer
Bao Giang Val Bauduin

DIRECTORS:

/s/J.W. Marriott, Jr.	/s/Debra L. Lee
J.W. Marriott, Jr., Executive Chairman and Chairman of the Board	Debra L. Lee, Director

/s/Mary K. Bush	/s/Aylwin B. Lewis
Mary K. Bush, Director	Aylwin B. Lewis, Director

/s/Bruce W. Duncan	/s/Margaret M. McCarthy
Bruce W. Duncan, Director	Margaret M. McCarthy, Director

/s/Deborah Marriott Harrison	/s/George Muñoz
Deborah Marriott Harrison, Director	George Muñoz, Director

/s/Frederick A. Henderson	/s/Steven S Reinemund
Frederick A. Henderson, Director	Steven S Reinemund, Director

/s/Eric Hippeau	/s/Susan C. Schwab
Eric Hippeau, Director	Susan C. Schwab, Director

/s/Lawrence W. Kellner
Lawrence W. Kellner, Director