Form 10-Q
period 2020-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2020-05-11
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 324,255,928 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 30, 2020.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
REVENUES
Base management fees	$214	$282
Franchise fees	415	450
Incentive management fees	—	163
Gross fee revenues	629	895
Contract investment amortization	(25)	(14)
Net fee revenues	604	881
Owned, leased, and other revenue	280	375
Cost reimbursement revenue	3,797	3,756
	4,681	5,012
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	272	325
Depreciation, amortization, and other	150	54
General, administrative, and other	270	222
Merger-related costs and (recoveries) charges	(2)	9
Reimbursed expenses	3,877	3,892
	4,567	4,502
OPERATING INCOME	114	510
(Losses) gains and other income, net	(4)	5
Interest expense	(93)	(97)
Interest income	6	6
Equity in (losses) earnings	(4)	8
INCOME BEFORE INCOME TAXES	19	432
Benefit (provision) for income taxes	12	(57)
NET INCOME	$31	$375
EARNINGS PER SHARE
Earnings per share - basic	$0.10	$1.10
Earnings per share - diluted	$0.09	$1.09
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$31	$375
Other comprehensive (loss) income:
Foreign currency translation adjustments	(383)	33
Derivative instrument adjustments and other, net of tax	13	(1)
Reclassification of gains, net of tax	(8)	(1)
Total other comprehensive (loss) income, net of tax	(378)	31
Comprehensive (loss) income	$(347)	$406
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and equivalents	$1,760	$225
Accounts and notes receivable, net	2,068	2,395
Prepaid expenses and other	213	252
Assets held for sale	8	255
	4,049	3,127
Property and equipment, net	1,854	1,904
Intangible assets
Brands	5,839	5,954
Contract acquisition costs and other	2,647	2,687
Goodwill	8,901	9,048
	17,387	17,689
Equity method investments	562	577
Notes receivable, net	144	117
Deferred tax assets	155	154
Operating lease assets	782	888
Other noncurrent assets	616	595
	$25,549	$25,051
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$1,664	$977
Accounts payable	828	720
Accrued payroll and benefits	1,211	1,339
Liability for guest loyalty program	1,550	2,258
Accrued expenses and other	1,263	1,383
	6,516	6,677
Long-term debt	10,569	9,963
Liability for guest loyalty program	4,294	3,460
Deferred tax liabilities	212	290
Deferred revenue	862	840
Operating lease liabilities	846	882
Other noncurrent liabilities	2,270	2,236
Shareholders’ (deficit) equity
Class A Common Stock	5	5
Additional paid-in-capital	5,711	5,800
Retained earnings	9,504	9,644
Treasury stock, at cost	(14,501)	(14,385)
Accumulated other comprehensive loss	(739)	(361)
	(20)	703
	$25,549	$25,051

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2020	March 31, 2019
OPERATING ACTIVITIES
Net income	$31	$375
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	175	68
Share-based compensation	41	40
Income taxes	(71)	(7)
Liability for guest loyalty program	126	52
Contract acquisition costs	(39)	(56)
Merger-related charges	(12)	(10)
Working capital changes	245	(401)
Gain on asset dispositions	—	(4)
Other	18	94
Net cash provided by operating activities	514	151
INVESTING ACTIVITIES
Capital expenditures	(59)	(66)
Dispositions	260	2
Loan advances	(32)	—
Loan collections	4	4
Other	(8)	(28)
Net cash provided by (used in) investing activities	165	(88)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	1,317	665
Issuance of long-term debt	—	841
Repayment of long-term debt	(66)	(603)
Issuance of Class A Common Stock	—	5
Dividends paid	(156)	(139)
Purchase of treasury stock	(150)	(797)
Share-based compensation withholding taxes	(95)	(95)
Net cash provided by (used in) financing activities	850	(123)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,529	(60)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	253	360
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$1,782	$300

(1)
The 2020 amounts include beginning restricted cash of $28 million at December 31, 2019, and ending restricted cash of $22 million at March 31, 2020, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or “the Company”). In order to make this report easier to read, we also refer throughout to (i) our Condensed Consolidated Financial Statements as our “Financial Statements,” (ii) our Condensed Consolidated Statements of Income as our “Income Statements,” (iii) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (v) our properties, brands, or markets in the United States (“U.S.”) and Canada as “North America” or “North American,” and (vi) our properties, brands, or markets in our Caribbean and Latin America region, Europe, Middle East and Africa segment, and Asia Pacific segment, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated.
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (“2019 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2019 Form 10-K.
Preparation of financial statements that conform with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. The uncertainty created by the coronavirus and efforts to contain it (“COVID-19”) has made such estimates more difficult and subjective. Accordingly, ultimate results could differ from those estimates.
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2020 and December 31, 2019, the results of our operations for the three months ended March 31, 2020 and March 31, 2019, and cash flows for the three months ended March 31, 2020 and March 31, 2019. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
New Accounting Standards Adopted
Accounting Standards Update (“ASU”) No. 2016-13 - “Financial Instruments-Credit Losses” (Topic 326).
ASU 2016-13 requires the use of an impairment methodology that reflects an estimate of expected credit losses, measured over the contractual life of an instrument, based on information about past events, current conditions, and forecasts of future economic conditions. We adopted ASU 2016-13 in the 2020 first quarter using the modified retrospective transition method. Upon adoption, we increased our allowance for credit losses in the “Accounts and notes receivable, net” caption of our Balance Sheets by $19 million, from $82 million at December 31, 2019 to $101 million at January 1, 2020. We also recorded a $4 million decrease in the “Deferred tax liabilities” caption of our Balance Sheets and a $15 million cumulative-effect adjustment to retained earnings on our Balance Sheets.
In the 2020 first quarter, we further increased our allowance for credit losses by $78 million, primarily due to the negative economic impact caused by COVID-19 and our estimate of future economic conditions. The allowance for credit losses was $178 million at March 31, 2020.

NOTE 2. DISPOSITIONS
In the 2020 first quarter, we sold a North America property for $268 million. We will continue to operate the hotel under a long-term management agreement.
NOTE 3. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2020	March 31, 2019
Computation of Basic Earnings Per Share
Net income	$31	$375
Shares for basic earnings per share	325.4	339.6
Basic earnings per share	$0.10	$1.10
Computation of Diluted Earnings Per Share
Net income	$31	$375
Shares for basic earnings per share	325.4	339.6
Effect of dilutive securities
Share-based compensation	2.0	3.2
Shares for diluted earnings per share	327.4	342.8
Diluted earnings per share	$0.09	$1.09

NOTE 4. SHARE-BASED COMPENSATION
We granted 1.6 million restricted stock units (“RSUs”) during the 2020 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2020 first quarter to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, active Marriott Bonvoy™ loyalty member growth, and adjusted operating income growth over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2020 first quarter had a weighted average grant-date fair value of $112 per unit.
We recorded share-based compensation expense for RSUs and PSUs of $38 million in the 2020 first quarter and $38 million in the 2019 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $318 million at March 31, 2020 and $176 million at December 31, 2019.
NOTE 5. INCOME TAXES
Our effective tax rate was a benefit of 63.5 percent for the 2020 first quarter compared to a provision of 13.2 percent for the 2019 first quarter. The decrease in our effective tax rate was primarily due to a more favorable impact from stock based compensation as a percentage of lower pre-tax book income.
We paid cash for income taxes, net of refunds, of $59 million in the 2020 first quarter and $64 million in the 2019 first quarter.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at March 31, 2020 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$6
Operating profit	225	153
Other	14	3
	$292	$162

Our guarantees listed in the preceding table include $76 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at March 31, 2020 was $57 million.
Starwood Data Security Incident
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
Expenses and Insurance Recoveries
In the 2020 first quarter, we recorded $15 million of expenses and $17 million of accrued insurance recoveries, and in the 2019 first quarter, we recorded $44 million of expenses and $46 million of accrued insurance recoveries, related to the Data Security Incident. We received insurance recoveries of $24 million in the 2020 first quarter and $40 million in the 2019 first quarter. Expenses in the 2020 first quarter primarily included legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Merger-related costs and (recoveries) charges” captions of our Income Statements.
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
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities are investigating, or otherwise seeking information and/or documents related to, the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). In late August 2019, we submitted a written response to the ICO vigorously defending our position, and we have continued to engage with the ICO regarding the Data Security Incident and Proposed ICO Fine. We mutually agreed with the ICO to an extension of the regulatory process until September 30, 2020 and the ICO proceeding is ongoing. Our accrual for this loss contingency, which we present in the “Accrued expenses and other” caption of our Balance Sheets, of $65 million at December 31, 2019, remained unchanged at March 31, 2020.
While we believe it is reasonably possible that we may incur additional losses associated with the above described proceedings and investigations related to the Data Security Incident, it is not possible to estimate the amount of loss or range of loss, if any, in excess of the amounts already incurred that might result from adverse judgments, settlements, fines, penalties, or other resolution of these proceedings and investigations based on the current stage of these proceedings and investigations, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, if applicable, and/or the lack of resolution of significant factual and legal issues.

NOTE 7. LEASES
The following table presents our future minimum lease payments as of March 31, 2020:

($ in millions)	Operating Leases	Finance Leases
2020, remaining	$135	$10
2021	171	13
2022	166	13
2023	115	13
2024	106	14
Thereafter	570	151
Total minimum lease payments	$1,263	$214
Less: Amount representing interest	(280)	(58)
Present value of minimum lease payments	$983	$156

Current (1)	137	6
Noncurrent (2)	846	150
	$983	$156

(1)	Operating leases recorded in the “Accrued expenses and other” and finance leases recorded in the “Current portion of long-term debt” captions of our Balance Sheets.

(2)	Operating leases recorded in the “Operating lease liabilities” and finance leases recorded in the “Long-term debt” captions of our Balance Sheets.
As of March 31, 2020, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.
In the 2020 first quarter, we recorded impairment charges of $74 million for right-of-use assets and $16 million for property and equipment, including leasehold improvements, in the “Depreciation, amortization, and other” caption of our Income Statements relating to the impact of COVID-19 on several North America leased hotels. We determined that we may not be able to fully recover the carrying amount of these North America hotel leases after evaluating the assets for recovery due to declines in market performance and future cash flow projections. We estimated the fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates, and demand trends.

NOTE 8. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2020 first quarter and year-end 2019:

	At Period End
($ in millions)	March 31, 2020	December 31, 2019
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $350, maturing September 15, 2022 (effective interest rate of 3.4%)	349	349
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	350	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	399	398
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	449	449
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	346	346
Series Q Notes, interest rate of 2.3%, face amount of $750, maturing January 15, 2022 (effective interest rate of 2.5%)	747	747
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	744	744
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	332	332
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	291	291
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	444	444
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 2.2% at March 31, 2020)	549	549
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	348	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 1.6% at March 31, 2020)	299	299
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	591	564
Series DD Notes, interest rate of 2.1%, face amount of $550, maturing October 3, 2022 (effective interest rate of 2.4%)	561	543

Commercial paper	2,011	3,197
Credit Facility	2,500	—
Finance lease obligations	156	157
Other	179	247
	$12,233	$10,940
Less: Current portion of long-term debt	(1,664)	(977)
	$10,569	$9,963

We paid cash for interest, net of amounts capitalized, of $63 million in the 2020 first quarter and $70 million in the 2019 first quarter.
We are party to a multicurrency revolving credit agreement (as amended, the “Credit Facility”) that provides for up to $4.5 billion of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024.
We borrowed $2.5 billion under the Credit Facility in late March 2020 and another $2.0 billion in early April 2020, resulting in the Credit Facility being fully drawn as of April 2, 2020, with a total of $4.5 billion outstanding. On May 1, 2020, we repaid $1.25 billion, reducing the total outstanding borrowings under the Credit Facility to $3.25 billion as of May 1, 2020. Our borrowings under the Credit Facility were to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19. Remaining proceeds from the Credit Facility borrowings may be used to repay commercial paper when it matures and for general corporate or other purposes permitted by the Credit Facility.
In April 2020, we entered into an amendment to the Credit Facility. The amendment waives the quarterly-tested leverage covenant in the Credit Facility through and including the first quarter of 2021 (which waiver period may end sooner at our election), adjusts the required leverage levels for the covenant when it is re-imposed at the end of the waiver period, and imposes a new monthly-tested liquidity covenant for the duration of the waiver period. The amendment also makes certain other amendments to the terms of the Credit Facility, including increasing the interest and fees payable on the Credit Facility for the duration of the period during which the waiver of the leverage covenant remains in effect, tightening certain existing covenants, and imposing additional covenants for the duration of the waiver period. These covenant changes include tightening the lien covenant and the covenant on dividends, share repurchases and distributions, and imposing new covenants limiting asset sales, investments and discretionary capital expenditures.
In April 2020, we issued $1.6 billion aggregate principal amount of 5.750 percent Series EE Notes due May 1, 2025 (the “Series EE Notes”). We will pay interest on the Series EE Notes on May 1 and November 1 of each year, commencing on November 1, 2020. We received net proceeds of approximately $1.581 billion from the offering of the Series EE Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes.
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	March 31, 2020		December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$144	$138	$117	$112
Total noncurrent financial assets	$144	$138	$117	$112

Senior Notes	$(5,740)	$(5,316)	$(6,441)	$(6,712)
Commercial paper / Credit Facility	(4,511)	(4,511)	(3,197)	(3,197)
Other long-term debt	(168)	(156)	(174)	(179)
Other noncurrent liabilities	(177)	(177)	(196)	(196)
Total noncurrent financial liabilities	$(10,596)	$(10,160)	$(10,008)	$(10,284)

In the 2020 first quarter, we determined that the carrying value of our Credit Facility borrowings approximated fair value because they bear interest at a market rate. See Note 13. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2019 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2020 first quarter and 2019 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive (loss) income before reclassifications (1)	(383)	13	(370)
Reclassification of gains	—	(8)	(8)
Net other comprehensive loss	(383)	5	(378)
Balance at March 31, 2020	$(751)	$12	$(739)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive (loss) income before reclassifications (1)	33	(1)	32
Reclassification of losses	—	(1)	(1)
Net other comprehensive (loss) income	33	(2)	31
Balance at March 31, 2019	$(370)	$10	$(360)

(1)
Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $11 million for the 2020 first quarter and $8 million for the 2019 first quarter.

The following tables detail the changes in common shares outstanding and shareholders’ (deficit) equity for the 2020 first quarter and 2019 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.0	Balance at year-end 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)
—	Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—	Net income	31	—	—	31	—	—
—	Other comprehensive income	(378)	—	—	—	—	(378)
—	Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.2	Share-based compensation plans	(55)	—	(89)	—	34	—
(1.0)	Purchase of treasury stock	(150)	—	—	—	(150)	—
324.2	Balance at March 31, 2020	(20)	5	5,711	9,504	(14,501)	(739)

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
339.1	Balance at year-end 2018 (as adjusted)	2,225	5	5,814	8,982	(12,185)	(391)
—	Adoption of ASU 2016-02	1	—	—	1	—	—
—	Net income	375	—	—	375	—	—
—	Other comprehensive income	31	—	—	—	—	31
—	Dividends ($0.41 per share)	(139)	—	—	(139)	—	—
1.7	Share-based compensation plans	(62)	—	(108)	—	46	—
(6.7)	Purchase of treasury stock	(828)	—	—	—	(828)	—
334.1	Balance at March 31, 2019	1,603	5	5,706	9,219	(12,967)	(360)

NOTE 11. CONTRACTS WITH CUSTOMERS
Our current and noncurrent Loyalty Program liability increased by $126 million, to $5,844 million at March 31, 2020, from $5,718 million at December 31, 2019, primarily reflecting an increase in points earned by members, partially offset by $462 million of revenue recognized in the 2020 first quarter, that was deferred as of December 31, 2019. The current portion of our Loyalty Program liability decreased compared to December 31, 2019 due to lower estimated redemptions in the short-term as a result of COVID-19.
In May 2020, we signed amendments to the existing agreements for our U.S.-issued co-brand credit cards associated with our Loyalty Program. These amendments provided the Company with $920 million of cash from the prepayment of certain future revenues, the early payment of a previously committed signing bonus, and the pre-purchase of Marriott Bonvoy points and other consideration. We will record the cash receipts in the deferred revenue and liability for guest loyalty program captions on our Balance Sheet. We will recognize revenue related to the license of our intellectual property as the credit cards are used and revenue related to the points and free night certificates as the points and free night certificates are redeemed. See the “Loyalty Program” caption of Note 2 of our 2019 Form 10-K for more information on our performance obligations.
We did not recognize incentive management fees in the 2020 first quarter because there is significant uncertainty as to whether we will be entitled to such fees on a full year basis due to the impact of COVID-19 on future hotel performance.

NOTE 12. BUSINESS SEGMENTS
Beginning in the 2020 first quarter, we modified our segment structure due to a change in the way management evaluates results and allocates resources within the Company, resulting in the following operating segments: North America; Asia Pacific; Europe, Middle East and Africa (“EMEA”); and Caribbean and Latin America (“CALA”). Our CALA operating segment does not meet the applicable accounting criteria for separate disclosure as a reportable business segment. We revised the prior period amounts shown in the tables below to conform to our current presentation.
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs and recoveries/charges. We assign gains and losses, equity in earnings or losses from our joint ventures, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues, including license fees we receive from our credit card programs, fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, merger-related costs and recoveries/charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments as well as results of our CALA operating segment.
Our President and Chief Executive Officer, who is our chief operating decision maker, monitors assets for the consolidated company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2020 first quarter and 2019 first quarter:

	Three Months Ended March 31, 2020
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$406	$32	$46	$484
Contract investment amortization	(19)	(1)	(4)	(24)
Net fee revenues	387	31	42	460
Owned, leased, and other revenue	102	31	91	224
Cost reimbursement revenue	3,331	107	211	3,649
Total reportable segment revenue	$3,820	$169	$344	$4,333
Unallocated corporate and other				348
Total revenue				$4,681

	Three Months Ended March 31, 2019
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$528	$118	$84	$730
Contract investment amortization	(11)	—	(2)	(13)
Net fee revenues	517	118	82	717
Owned, leased, and other revenue	178	41	122	341
Cost reimbursement revenue	3,379	111	214	3,704
Total reportable segment revenue	$4,074	$270	$418	$4,762
Unallocated corporate and other				250
Total revenue				$5,012

Segment Profits and Losses

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019
North America	$158	$491
Asia Pacific	(10)	103
EMEA	(37)	57
Unallocated corporate and other	(5)	(128)
Interest expense, net of interest income	(87)	(91)
Income taxes	12	(57)
Net Income	$31	$375

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the expected effects on our business of COVID-19, including the performance of the company’s hotels; RevPAR, occupancy, booking and cancellation trends; the nature and impact of contingency plans and cost and investment reductions; our liquidity expectations; other statements throughout this report that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. Risks that could affect our results of operations, liquidity and capital resources, and other aspects of our business discussed in this Form 10-Q include the duration and scope of COVID-19, including whether and to what extent a resurgence of the virus could occur after the pandemic initially subsides; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and/or in-person gatherings; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; the pace of recovery when the pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps we and our property owners and franchisees take to reduce operating costs and/or enhance certain health and cleanliness protocols at our hotels; competitive conditions in the lodging industry; relationships with clients and property owners; the availability of capital to finance hotel growth and refurbishment; the extent to which we experience adverse effects from data security incidents; and changes in tax laws in countries in which we earn significant income. In addition, see the “Item 1A. Risk Factors” caption in the “Part II-OTHER INFORMATION” section of this report.
COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate the other risk factors that we identify under the “Item 1A. Risk Factors” caption in the “Part II-OTHER INFORMATION” section of this report, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under 30 brands at the end of the 2020 first quarter. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North America; Asia Pacific; and Europe, Middle East and Africa (“EMEA”). Our Caribbean and Latin America (“CALA”) operating segment does not meet the criteria for separate disclosure as a reportable segment.
We earn base management fees and in many cases incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. For our hotels in the Middle East and Africa and in the Asia Pacific region, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit”) less non-controllable expenses such as property insurance, real estate taxes, and capital spending reserves.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). We mutually agreed with the ICO to an extension of the regulatory process until September 30, 2020 and the ICO proceeding is ongoing. Our accrual for this loss contingency, which we present in the “Accrued expenses and other” caption of our Balance Sheets, of $65 million at December 31, 2019, remained unchanged at March 31, 2020. See Note 6 for additional information.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. As we expected, the cost of such insurance increased for our current policy period, and the cost of such insurance could continue to increase for future policy periods. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 6 for information related to expenses incurred in the 2020 first quarter and 2019 first quarter, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available (including rooms in hotels temporarily closed due to issues related to COVID-19), measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. Comparisons to the prior year period are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2019 for the current period) and have not, in either the current or previous year: (i) undergone significant room or public space renovations or expansions, (ii) been converted between company-operated and franchised, or (iii) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable.

Impact of COVID-19
COVID-19 had a significant impact on the travel industry and on our business, as reflected in the discussion of our results of operations below, which has continued into the 2020 second quarter. Our 2020 first quarter got off to a solid start. For the first two months of the year compared to the same period in the prior year, comparable systemwide constant dollar RevPAR grew 3.2 percent worldwide, excluding the Asia Pacific region where COVID-19 was already impacting results. As the pandemic accelerated around the world, worldwide comparable systemwide constant dollar RevPAR fell sharply. In March 2020, worldwide comparable systemwide constant dollar RevPAR decreased approximately 60 percent compared to the prior year period, reflecting declines of 57 percent in North America, 74 percent in Asia Pacific (with declines of 83 percent in Greater China and 68 percent in the rest of the region), 66 percent in EMEA (with declines of 71 percent in Europe and 56 percent in MEA), and 57 percent in CALA. As of May 8, 2020, approximately 25 percent of our worldwide hotels were temporarily closed.
As a result, our fee revenue and revenue from owned and leased properties declined during the 2020 first quarter, and we expect greater declines for the 2020 second quarter. We did not recognize incentive management fees in the 2020 first quarter because there is significant uncertainty as to whether we will be entitled to such fees on a full year basis due to the impact of COVID-19 on future hotel performance.
Greater China, where COVID-19 first started to have an impact in late January, experienced improving RevPAR trends through March and into April, with occupancy rising from less than 10 percent in mid-February to roughly 25 percent in April, as quarantine measures and travel restrictions eased and workers returned to their jobs. The number of closed hotels in Greater China declined from over 90 hotels in mid-February to four hotels on May 8, 2020.
In the rest of the world, occupancy and RevPAR are beginning to stabilize at low levels. For April 2020, comparable systemwide constant dollar RevPAR declined 90 percent worldwide compared to the prior year period, reflecting declines of 90 percent in North America, 93 percent in EMEA (including 98 percent in Europe), 90 percent in Asia Pacific excluding Greater China, and 96 percent in CALA.
We continue to engage with our customers to navigate through this crisis. We have experienced historically high levels of cancellations for stays through the first half of this year and low levels of bookings, though many group customers are tentatively rebooking for later dates.
We have taken substantial measures to mitigate the negative financial and operational impacts for our hotel owners and our own business. Business contingency plans have been implemented around the world, and we continue to adjust these in response to the global situation. At the corporate level, our actions to date have reduced the current monthly run rate of corporate general and administrative costs by approximately 30 percent compared to the monthly costs initially budgeted for 2020, excluding bad debt expense.
At the property level, we continue to work with owners and franchisees to lower their immediate cash outlays. The steps we have taken include deferring renovations, certain hotel initiatives and brand standard audits for hotel owners and franchisees; reducing by 50 percent the amount of certain reimbursed expense that we charge for certain systemwide programs and services and offering a delay in payment for April and May; and supporting owners and franchisees who are working with their lenders to utilize furniture, fixtures, and equipment (FF&E) reserves to meet working capital needs.
We also remain focused on significantly lowering the reimbursed expenses we incur on behalf of our owners and franchisees to provide centralized programs and services such as the Loyalty Program, reservations, marketing and sales, which we generally collect through cost reimbursement revenue on the basis of hotel revenue or program usage. Given the significant decline in hotel-level revenues and occupancy seen to date and anticipated to continue to an extent and for a duration we cannot reasonably predict, we have implemented plans that we estimate could reduce these centralized, system-funded reimbursed expenses by approximately two-thirds compared to the monthly costs initially budgeted for 2020.
As a result of additional reductions in anticipated corporate and system spending, we expect to eliminate or defer approximately 45 percent of the $700 to $800 million in 2020 investment spending that we had originally forecast in February 2020. We continue to review our investment spending plans for 2020 and may identify/pursue additional reductions, particularly in funding obligations related to new unit openings that may be delayed until 2021. Finally, as previously announced, we suspended share repurchases and cash dividends.
The impact of COVID-19 on the company remains fluid, as does our corporate and property-level response, and we expect to continue to assess and may implement additional measures to adapt our operations and plans as we evaluate the implications of COVID-19 on our business. We expect the impact of COVID-19 to be material for a duration we cannot reasonably predict. The overall operational and financial impact is highly dependent on the breadth and duration of COVID-19, including the potential occurrence of additional waves of the pandemic, and could be affected by other factors we are not currently able to predict.
System Growth and Pipeline
At the end of the 2020 first quarter, our system had 7,420 properties (1,391,700 rooms), compared to 7,349 properties (1,380,921 rooms) at year-end 2019 and 7,003 properties (1,332,826 rooms) at the end of the 2019 first quarter. COVID-19 will likely result in significantly lower new room openings than we had budgeted for 2020.
At the end of the 2020 first quarter, we had nearly 516,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and more than 24,000 hotel rooms approved for development but not yet under signed contracts. Over 230,000 rooms in our development pipeline were under construction at the end of the 2020 first quarter. Over half of the rooms in our development pipeline are outside North America.
Properties and Rooms
At March 31, 2020, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North America	819	246,830	4,523	651,935	26	6,483	5,368	905,248
Asia Pacific	665	191,261	123	32,124	2	410	790	223,795
EMEA	498	110,321	382	69,294	25	5,738	905	185,353
CALA	121	23,782	132	27,751	13	3,016	266	54,549
Timeshare	—	—	91	22,755	—	—	91	22,755
Total	2,103	572,194	5,251	803,859	66	15,647	7,420	1,391,700

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated Properties
	Three Months Ended March 31, 2020 and Change vs. Three Months Ended March 31, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
North America	$117.00	(21.8)%	56.8%	(15.1)%	pts.	$206.15	(1.0)%
Asia Pacific	$56.24	(43.3)%	38.2%	(28.4)%	pts.	$147.12	(1.1)%
CALA	$130.13	(19.2)%	54.3%	(11.7)%	pts.	$239.59	(1.8)%
Europe	$84.07	(25.0)%	48.4%	(15.9)%	pts.	$173.56	(0.5)%
Middle East & Africa	$88.71	(19.6)%	58.6%	(10.5)%	pts.	$151.37	(5.3)%
EMEA (1)	$86.17	(22.6)%	53.1%	(13.4)%	pts.	$162.43	(3.0)%
International - All (2)	$74.16	(32.0)%	45.4%	(21.1)%	pts.	$163.28	(0.4)%
Worldwide (3)	$94.61	(26.3)%	50.8%	(18.2)%	pts.	$186.13	0.1%

Comparable Systemwide Properties
	Three Months Ended March 31, 2020 and Change vs. Three Months Ended March 31, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
North America	$89.64	(19.5)%	56.7%	(12.4)%	pts.	$158.14	(1.8)%
Asia Pacific	$58.62	(41.5)%	39.5%	(27.5)%	pts.	$148.44	(0.8)%
CALA	$100.18	(19.8)%	52.2%	(12.2)%	pts.	$191.80	(1.0)%
Europe	$73.76	(24.6)%	47.5%	(15.3)%	pts.	$155.19	(0.4)%
Middle East & Africa	$84.72	(19.6)%	58.3%	(10.3)%	pts.	$145.32	(5.4)%
EMEA (1)	$77.38	(22.9)%	51.1%	(13.6)%	pts.	$151.47	(2.3)%
International - All (2)	$71.80	(30.4)%	46.1%	(19.6)%	pts.	$155.77	(0.9)%
Worldwide (3)	$84.51	(22.5)%	53.6%	(14.5)%	pts.	$157.55	(1.5)%

(1)	Includes Europe and Middle East & Africa.

(2)	Includes Asia Pacific, CALA, and EMEA.

(3)	Includes North America and International - All.

CONSOLIDATED RESULTS
Our results declined in the 2020 first quarter compared to the 2019 first quarter primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2020 first quarter and to date, and the discussion below for additional analysis of our consolidated results of operations for the 2020 first quarter compared to the 2019 first quarter.
Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change 2020 vs. 2019
Base management fees	$214	$282	$(68)	(24)%
Franchise fees	415	450	(35)	(8)%
Incentive management fees	—	163	(163)	(100)%
Gross fee revenues	629	895	(266)	(30)%
Contract investment amortization	(25)	(14)	11	79%
Net fee revenues	$604	$881	$(277)	(31)%
First Quarter
The decrease in base management and franchise fees primarily reflected lower RevPAR due to a decrease in demand resulting from COVID-19. The decrease in franchise fees was partially offset by $15 million from unit growth.
We did not recognize incentive management fees in the 2020 first quarter because there is significant uncertainty as to whether we will be entitled to such fees on a full year basis due to the impact of COVID-19 on future hotel performance.
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change 2020 vs. 2019
Owned, leased, and other revenue	$280	$375	$(95)	(25)%
Owned, leased, and other - direct expenses	272	325	(53)	(16)%
	$8	$50	$(42)	(84)%
First Quarter
Owned, leased, and other revenue, net of direct expenses decreased primarily due to lower demand at our owned and leased hotels resulting from COVID-19.

Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change 2020 vs. 2019
Cost reimbursement revenue	$3,797	$3,756	$41	1%
Reimbursed expenses	3,877	3,892	(15)	—%
	$(80)	$(136)	$56	(41)%
Cost reimbursement revenue, net of reimbursed expenses, varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
First Quarter
The lower deficit in cost reimbursements (reimbursed expenses, net of cost reimbursement revenue) primarily reflects the performance of the Loyalty Program, which had lower program expenses and redemptions.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change 2020 vs. 2019
Depreciation, amortization, and other	$150	$54	$96	178%
General, administrative, and other	270	222	48	22%
Merger-related costs and (recoveries) charges	(2)	9	(11)	(122)%
First Quarter
Depreciation, amortization, and other expenses increased primarily due to operating lease impairment charges, which we discuss in Note 7.
General, administrative, and other expenses increased primarily due to a $58 million increase in our allowance for credit losses and $18 million of higher guarantee reserves primarily due to the negative economic impact of COVID-19, partially offset by $16 million of lower administrative costs due to our cost reduction measures.
Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change 2020 vs. 2019
(Losses) gains and other income, net	$(4)	$5	$(9)	(180)%
Interest expense	(93)	(97)	(4)	(4)%
Interest income	6	6	—	—%
Equity in (losses) earnings	(4)	8	(12)	(150)%
Income Taxes

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change 2020 vs. 2019
Benefit (provision) for income taxes	$12	$(57)	$(69)	(121)%

First Quarter
Provision for income taxes decreased primarily due to lower operating income ($67 million) and the current year tax benefit from the operating lease impairment charges ($23 million). The decrease was partially offset by higher tax expense resulting from finalizing prior years’ returns ($8 million) and lower tax deductions for share-based payments ($7 million).
BUSINESS SEGMENTS
Our segment results declined in the 2020 first quarter compared to the 2019 first quarter primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2020 first quarter and to date and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended
($ in millions)	March 31, 2020	March 31, 2019	Change 2020 vs. 2019
North America
Segment revenues	$3,820	$4,074	$(254)	(6)%
Segment profits	158	491	(333)	(68)%
Asia Pacific
Segment revenues	169	270	(101)	(37)%
Segment (losses) profits	(10)	103	(113)	(110)%
EMEA
Segment revenues	344	418	(74)	(18)%
Segment (losses) profits	(37)	57	(94)	(165)%
North America segment profits decreased primarily due to $122 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits, partially offset by $15 million from unit growth), $29 million of lower owned, leased, and other revenue, net of direct expenses, $92 million of higher depreciation, amortization, and other expenses (primarily reflecting operating lease impairment charges), $52 million of higher general, administrative, and other expenses (primarily reflecting higher allowance for credit losses and reserves for guarantee funding), and $27 million of lower cost reimbursement revenue, net of reimbursed expenses. The decline in North America comparable systemwide RevPAR was driven by a 12.4 percentage point decrease in comparable systemwide occupancy due to lower demand resulting from COVID-19. At the end of the 2020 first quarter, we had 5,368 properties (905,248 rooms) in North America, representing a net increase of 269 properties (5 percent) compared to the end of the 2019 first quarter.
Asia Pacific segment results decreased primarily due to $86 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits) and $12 million of lower cost reimbursement revenue, net of reimbursed expenses. The decline in Asia Pacific comparable systemwide RevPAR was driven by a 27.5 percentage point decrease in comparable systemwide occupancy due to lower demand resulting from COVID-19. At the end of the 2020 first quarter, we had 790 properties (223,795 rooms) in Asia Pacific, representing a net increase of 64 properties (9 percent) compared to the end of the 2019 first quarter.
EMEA segment results decreased primarily due to $38 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $18 million of lower owned, leased, and other revenue, net of direct expenses, $24 million of lower cost reimbursement revenue, net of reimbursed expenses, and $11 million of higher general, administrative, and other expenses (primarily reflecting higher allowance for credit losses). The decline in EMEA comparable systemwide RevPAR was driven by a comparable systemwide occupancy decrease of 13.6 percentage points and ADR decrease of 2.3 percentage points due to lower demand resulting from COVID-19. At the end of the 2020 first quarter, we had 905 properties (185,353 rooms) in EMEA, representing a net increase of 60 properties (7 percent) compared to the end of the 2019 first quarter.

SHARE-BASED COMPENSATION
See Note 4 for more information.
NEW ACCOUNTING STANDARDS
See Note 1 for information on our adoption of new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2020 first quarter, our long-term debt had a weighted average interest rate of 2.7 percent and a weighted average maturity of approximately 4.7 years. Including the effect of interest rate swaps, the ratio of fixed-rate long-term debt to total long-term debt was 0.5 to 1.0 at the end of the 2020 first quarter.
In response to the negative impact COVID-19 had on our cash from operations in our 2020 first quarter, which we expect to continue to be negatively impacted, we have taken, and are continuing to take, numerous actions to increase liquidity and strengthen our financial position, which include:

•
Taking actions to substantially reduce our corporate general and administrative costs, reimbursed expenses we incur on behalf of our owners and franchisees, and our investment spending, as we discuss under the “Impact of COVID-19” section above;

•	Suspending share repurchases and dividends until conditions improve;

•	Drawing under the Credit Facility, as we discuss under the “Sources of Liquidity-Our Credit Facility” section below;

•
Amending the Credit Facility to, among other things, waive the quarterly-tested leverage covenant in the Credit Facility through and including the first quarter of 2021, as we discuss under the “Sources of Liquidity-Our Credit Facility” section below;

•
Entering into a commitment letter (the “Commitment Letter”) providing for a 364-day senior unsecured revolving credit facility in an aggregate principal amount of $1.5 billion, which we subsequently terminated, as we discuss under the “Sources of Liquidity-364-Day Credit Facility” section below;

•	Issuing $1.6 billion aggregate principal amount of 5.750 percent Series EE Notes due May 1, 2025, as we discuss under the “Sources of Liquidity-Series EE Notes” section below; and

•	Raising $920 million of cash by entering into amendments to the existing agreements for our U.S.-issued co-brand credit cards, which we discuss in the “Co-brand Credit Card Agreements” section below.

We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We currently believe the Credit Facility, our cash on hand, and our access to capital markets remain adequate to meet our liquidity requirements.
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings to support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024.

We borrowed $2.5 billion under the Credit Facility in late March and another $2.0 billion in early April 2020, resulting in the Credit Facility being fully drawn as of April 2, 2020, with a total of $4.5 billion outstanding. On May 1, 2020, we repaid $1.25 billion, reducing the total outstanding borrowings under the Credit Facility to $3.25 billion as of May 1, 2020. Our borrowings under the Credit Facility were to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19. Remaining proceeds from the Credit Facility borrowings may be used to repay commercial paper when it matures and for general corporate or other purposes permitted by the Credit Facility.
The Credit Facility contains certain covenants, including a financial covenant that limits our maximum Leverage Ratio (as defined in the Credit Facility, and generally consisting of the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility, and subject to additional adjustments as described therein). On April 13, 2020, we entered into an amendment to the Credit Facility (the “Credit Facility Amendment”) under which the covenant governing the permitted Leverage Ratio is waived through and including the first quarter of 2021 (which waiver period may end sooner at our election), and the required leverage levels for such covenant are adjusted once re-imposed at the end of the waiver period (starting at 5.50 to 1.00 when the leverage test is first re-imposed and gradually stepping down to 4.00 to 1.00 over the succeeding seven fiscal quarters, as further described in the Credit Facility). The Credit Facility Amendment also imposes a monthly-tested minimum liquidity covenant for the duration of the period the Leverage Ratio is waived. Our outstanding public debt does not contain corresponding financial covenants or a requirement that we maintain certain financial ratios. We currently satisfy the applicable covenants in our Credit Facility, including the liquidity covenant under the Credit Facility.
The Credit Facility Amendment also makes certain other amendments to the terms of the Credit Facility, including increasing the interest and fees payable on the Credit Facility for the duration of the period during which the waiver of the leverage covenant remains in effect, tightening certain existing covenants and imposing additional covenants for the duration of the waiver period, including restricting dividends and share repurchases.
364-Day Credit Facility
On April 13, 2020, we also entered into the Commitment Letter providing for a 364-day senior unsecured revolving credit facility in an aggregate principal amount of $1.5 billion, the closing and funding of which was contingent on the negotiation of definitive documentation and satisfaction of customary conditions (the “364-Day Credit Facility”). The Commitment Letter provided that the available aggregate principal amount of the 364-Day Credit Facility would generally be reduced by new debt issuances (including senior notes), equity issuances and asset sales, in each case subject to certain exceptions. The Series EE Notes offering described below substantially reduced the amount of commitments under the Commitment Letter, and on April 24, 2020, we elected to terminate the Commitment Letter in its entirety.
Series EE Notes
On April 16, 2020, we issued $1.6 billion aggregate principal amount of 5.750 percent Series EE Notes due May 1, 2025. We will pay interest on the Series EE Notes in May and November of each year, commencing in November 2020. We received net proceeds of approximately $1.581 billion from the offering of the Series EE Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes.
Commercial Paper
Due to recent demand constraints in the commercial paper market and changes to our credit ratings as a result of the impact of COVID-19 on our business, we currently are not issuing commercial paper. As a result, we have had to rely more on borrowings under the Credit Facility and issuance of senior notes, which carry higher interest costs than our outstanding commercial paper. We expect to be able to satisfy existing commercial paper maturities through our available cash resources, access to capital markets or borrowing capacity under the Credit Facility.

Co-brand Credit Card Agreements
In May 2020, we signed amendments to the existing agreements for our U.S.-issued co-brand credit cards associated with our Loyalty Program. These amendments provided the Company with $920 million of cash from the prepayment of certain future revenues, the early payment of a previously committed signing bonus, and the pre-purchase of Marriott Bonvoy points and other consideration. We will record the cash receipts in the deferred revenue and liability for guest loyalty program captions on our Balance Sheet.
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $1,782 million at March 31, 2020, an increase of $1,529 million from year-end 2019, primarily reflecting Credit Facility borrowings ($2,500 million), net cash provided by operating activities ($514 million), and dispositions ($260 million). The following cash outflows partially offset these cash inflows: commercial paper repayments, net of borrowings ($1,183 million), dividend payments ($156 million), purchase of treasury stock ($150 million), financing outflows for employee share-based compensation withholding taxes ($95 million), long-term debt issuances, net of repayments ($66 million), and capital expenditures ($59 million). As a result of the additional Credit Facility borrowings, Series EE Notes issuance, and amendments to our co-brand credit card agreements described under “Sources of Liquidity” above, our cash position has changed significantly since March 31, 2020.
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2020 first quarter.
Capital Expenditures
We made capital expenditures of $59 million in the 2020 first quarter and $66 million in the 2019 first quarter. We currently expect to eliminate or defer approximately 45 percent of the $700 to $800 million in 2020 investment spending that we had originally forecast in February 2020. We continue to review our investment spending plans for 2020 and may identify/pursue additional reductions, particularly in funding obligations related to new unit openings that may be delayed until 2021.
Share Repurchases
We purchased 1 million shares of our common stock during the 2020 first quarter at an average price of $145.42 per share. As of March 31, 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility, with certain exceptions.
Dividends
On February 14, 2020, our Board of Directors declared a cash dividend of $0.48 per share to shareholders of record on February 28, 2020, which we paid on March 31, 2020. We do not anticipate declaring further cash dividends until business conditions improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2020 first quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2019 Form 10-K, other than the changes in debt described above. See Note 8 for more information on our total debt.
At March 31, 2020, future Transition Tax payments under the 2017 Tax Act totaled $447 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2019 Form 10-K. Since the date of our 2019 Form 10-K, we have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following table presents the scheduled maturities and the total fair value as of March 31, 2020 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2020	2021	2022	2023	2024	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$4	$2	$2	$2	$29	$41	$41
Average interest rate							0.90%
Floating-rate notes receivable	$1	$28	$52	$1	$7	$20	$109	$103
Average interest rate							4.62%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(357)	$(859)	$(1,108)	$(687)	$(14)	$(2,542)	$(5,567)	$(5,243)
Average interest rate							3.97%
Floating-rate debt	$(549)	$(299)	$(561)	$—	$(5,101)	$—	$(6,510)	$(6,397)
Average interest rate							1.91%
See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2019 Form 10-K for more information on our exposure to market risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this quarterly report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the previously reported material weakness in internal control over financial reporting, which we describe in Part II, Item 9A of our 2019 Form 10-K.
Remediation of Material Weakness
We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have made progress towards remediation and continue to implement our remediation plan for the previously reported material weakness in internal control over financial reporting, described in Part II, Item 9A of our 2019 Form 10-K, which includes steps to increase dedicated personnel, improve reporting processes, design and implement new controls and enhance related supporting technology. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting
Other than the changes related to our remediation efforts described above, we made no changes in internal control over financial reporting during the 2020 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Starwood Data Security Incident - Litigation, Claims, and Government Investigations” caption in Note 6, which we incorporate here by reference.
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
Risks Relating to COVID-19
COVID-19 has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.
The global spread of COVID-19 is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19 (including whether and to what extent a resurgence of the virus could occur after the pandemic initially subsides); the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; actions governments, businesses and individuals take in response to the pandemic, including quarantines and lock-downs, and limiting or banning travel and/or in person gatherings; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides.
COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•
Risks Related to Revenue: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from managed and franchised hotels, which are primarily based on hotels’ revenues or profits. In addition, COVID-19 and its impact on global and regional economies, and the hospitality industry in particular, has made it difficult for hotel owners and franchisees to obtain financing on attractive terms, or at all. Combined with the significant decline in revenues for most hotels, this increases the probability that owners and franchisees will be unable to fund working capital and to service, repay or refinance indebtedness. This may cause hotel owners or franchisees to declare bankruptcy or cause lenders to declare a default, accelerate the related debt, or foreclose on the property. Such bankruptcies, sales or foreclosures could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Hotel owners or franchisees in bankruptcy may not have sufficient assets to pay us termination fees, other unpaid fees or reimbursements we are owed under their agreements with us. Even if hotel owners or franchisees do not declare bankruptcy, they may be unable or unwilling to pay us amounts that we are entitled to on a timely basis or at all, which would adversely affect our liquidity. If a significant number of hotels exit our system as a result of COVID-19, whether as a result of an owner or franchisee bankruptcy, failure to pay amounts owed to us, a negotiated termination, or otherwise, our revenues and liquidity could be adversely affected. COVID-19 could also materially impact other non-hotel related sources of revenues for us, including for example our fees from our co-brand credit card arrangements. To the extent COVID-19 significantly impacts spending patterns of co-brand cardholders or acquisition of new co-brand cardholders, we will receive lower fees and less funding from the financial institutions party to our co-brand card arrangements. Also, we could be required to test our intangible assets or goodwill for impairments due to reduced revenues or cash flows.

•
Risks Related to Owned and Leased Hotels: COVID-19 and its impact on travel has reduced demand at nearly all hotels, including our owned and leased hotels. As a result, most of our owned and leased properties are not generating revenue sufficient to meet operating expenses, which is adversely affecting our income and could in the future more significantly adversely affect the value of our owned and leased properties, potentially requiring us to recognize significant additional non-cash impairment charges to our results of operations.

•
Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, we have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our personnel and implementing reduced work weeks for other personnel. Such steps, and further changes we may make in the future to reduce costs for us or our hotel owners or franchisees, may negatively impact guest loyalty, owner preference, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when COVID-19 subsides, including because they find new jobs during the furlough, we may experience operational challenges that impact guest loyalty, owner preference, and our market share, which could limit our ability to grow and expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, reduced work weeks could lead associates to depart the Company and could make it harder for us or the managers of our franchised properties to recruit new associates in the future. In addition, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our market share may suffer as a result. We have received demands or requests from labor unions that represent our associates and may face additional demands, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. COVID-19 could also negatively affect our internal control over financial and other reporting, as many of our personnel are on furlough, and our remaining personnel are on reduced work weeks and largely required to work from home.  Accordingly, new processes, procedures and controls could be required to respond to changes in our business environment.

•
Risks Related to Expenses: COVID-19 may cause us to incur additional expenses. For example, depending on the length of the furloughs, we may need to make severance payments to some of our furloughed associates, even if we intend to have the associates return to work in the future. Also, if a hotel closes and has employees covered by an underfunded multi-employer pension plan, we may need to pay a withdrawal liability to the plan if we do not continue making sufficient contributions to the plan for other covered hotels, and we may be unable to collect reimbursement from the hotel owner. In addition, COVID-19 could make it more likely that we have to fund shortfalls in operating profit under our agreements with some hotel owners beyond the additional guarantee reserves that we recorded in the 2020 first quarter. COVID-19 also makes it more likely our hotel owners or franchisees will default on loans we have made to them or will fail to reimburse us for any payments we make to third-party lenders to whom we made financial guarantees for the timely repayment of all or a portion of the hotel owners’ or franchisees’ debt related to hotels that we manage or franchise. Our ability to recover loans and guarantee advances from hotel operations or from owners or franchisees through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. Even in situations where we are not obligated to provide funding to hotel owners, franchisees or joint ventures, we may choose to provide financial or other types of support to certain of these parties, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we or our hotel owners or franchisees will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the impacts of COVID-19. As a result of COVID-19, we could experience other short or longer-term impacts on our costs, for example, related to enhanced health and hygiene requirements, such as our recently announced multi-pronged platform to elevate cleanliness standards and hospitality norms to respond to the new health and safety challenges presented by COVID-19.

•
Risks Related to Growth: Our growth may also be harmed by COVID-19. Many current and prospective hotel owners and franchisees are finding it difficult or impossible to obtain hotel financing on commercially viable terms. If COVID-19 or general economic weakness causes further deterioration in the capital markets for hotels, some projects that are in construction or development, including a few in which we have minority equity investments, may be unable to draw on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. COVID-19 is also causing construction delays due to government restrictions on non-essential activities and shortages of supplies caused by supply chain interruptions. As a result, some of the properties in our development pipeline will not enter our system when we anticipated, or at all, and the rate at which new hotels enter our pipeline may significantly decrease. Delays, increased costs and other impediments to restructuring projects under development will reduce our ability to realize fees, recover loans and guarantee advances, or realize returns on equity investments from such projects. In addition, to the extent that existing hotels exit our system as a result of COVID-19, the overall growth of our system could be negatively impacted.

•
Risks Related to Funding: We have made significant borrowings under our $4.5 billion Credit Facility to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19. In addition, on April 16, 2020, we completed our offering of the Series EE Notes. Accordingly, our long-term debt has increased substantially since December 31, 2019 and it could increase further. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole. As a result of COVID-19, some credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments, including the Credit Facility and our Series EE Notes, is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our Credit Facility could trigger a cross-default, acceleration or other consequences under other indebtedness, financial instruments or agreements to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.
COVID-19, and the volatile regional and global economic conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also give rise to, aggravate or affect our ability to allocate resources to mitigating the other risk factors that we identify below, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Risks Relating to Our Industry
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
Economic downturns and other global, national, and regional conditions could further impact our financial results and growth. Because we conduct our business on a global platform, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions impact our activities. Our business is impacted by decreases in travel resulting from weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. As discussed in “Risks Relating to COVID-19”, our performance has been materially affected by these conditions and could be further materially affected if these conditions worsen, arise in the future, or extend longer than anticipated, or in other circumstances that we are not able to predict or mitigate. Even after COVID-19 subsides, our business, markets, growth prospects and business model could be materially impacted or altered.
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
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, the failure of the hotel owner or franchisee to comply with its payment or other obligations under the agreement, a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. We may have difficulty collecting damages from the hotel owner or franchisee, and any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. As a result of COVID-19, we may determine that it is in our best interest to agree with hotel owners or franchisees to a negotiated early termination of certain management and franchise agreements. A significant loss of agreements could hurt our financial performance or our ability to grow our business.
The growing significance of our operations outside of the U.S. makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. A significant number of rooms in our system are located outside of the U.S. and its territories, and our international operations, and resulting revenues, could continue to grow. This increasingly exposes us to the challenges and risks of doing business outside the U.S., many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, trade restrictions, and health and safety requirements; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, currency regulations, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (5) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation; and (6) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Risks relating to natural or man-made disasters, contagious disease, violence, or war have reduced the demand for lodging, which has adversely affected our revenues. We have seen a decline in travel and reduced demand for lodging due to so called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise significant properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 situation, any one or more of these events may reduce the overall demand for lodging, limit the prices that we can obtain, or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer, which could further hurt our revenues and profits.
Disagreements with owners of hotels that we manage or franchise may result in litigation or delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for operating costs, system costs, or other amounts. Such disagreements may be more likely in the current environment. We seek to resolve any disagreements to develop and maintain positive relations with current and potential hotel owners, franchisees, and joint venture partners, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.

Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Certain events, including those that may be beyond our control, could affect the reputation of one or more of our properties or more generally impact the reputation of our brands. Many other factors also can influence our reputation and the value of our brands, including service, food quality and safety, safety of our guests and associates, our approach to health and cleanliness, availability and management of scarce natural resources, supply chain management, diversity, human rights, and support for local communities. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, disruption of access to our websites and reservation systems, loss of development opportunities, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of March 31, 2020, we had $17.4 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
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
If we cannot attract and retain talented associates, or if we lose the services of senior executives, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. A shortage of skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and if we lose the services of one or more of our senior executives, we could experience challenges executing our business strategies or other adverse effects on our business. The impact of COVID-19 on the hospitality industry and employment actions that we and others in the hospitality industry have taken in response to COVID-19 may adversely affect our ability to attract and retain associates and executives in the future.
Damage to, or losses involving, properties that we own, manage, or franchise may not be covered by insurance, or the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, pandemics or liabilities that result from breaches in the security of information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018, 2019 and 2020 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses in the property market in the following two years. Also, due to the Data Security Incident and the state of the cyber insurance market generally, the costs for our cyber insurance increased for our policy period beginning in the 2019 third quarter, and the cost of such insurance could continue to increase for future policy periods. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
Development and Financing Risks
While we are predominantly a manager and franchisor of hotel properties, our hotel owners depend on capital to buy, develop, and improve hotels, and our hotel owners may be unable to access capital when necessary. Both we and current and potential hotel owners must periodically spend money to fund new hotel investments, as well as to refurbish and improve existing hotels. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners depends in large measure on capital markets and liquidity factors, over which we exert little control. Obtaining financing on attractive terms has been, and may in the future be further, constrained by the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity.

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
Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing availability, planning, zoning and other local approvals, and other limitations that may be imposed by market and submarket factors, such as projected room occupancy and rate, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, costs of construction, demand for construction resources, and other disruptive conditions in global, regional, or local markets.
Our renovation activities expose us to project cost, completion, and resale risks. We occasionally acquire and renovate hotel properties, both directly and through partnerships, joint ventures, and other business structures with third parties. This presents a number of risks, including that: (1) weakness in the capital markets may limit our ability, or that of third parties with whom we partner, to raise capital for completion of projects; (2) properties that we renovate could become less attractive due to decreases in demand for hotel properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or time we anticipate, or we may be required to record additional impairment charges; and (3) construction delays or cost overruns, including those due to shortages or increased costs of skilled labor and/or materials, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase project costs. We could face similar risks to the extent we undertake development activities again in the future.
Our owned properties and other real estate investments subject us to numerous risks. We have a number of owned and leased properties, which are subject to the risks that generally relate to investments in real property. We may seek to sell some of these properties over time; however, equity real estate investments can be difficult to sell quickly and COVID-19 has disrupted the transaction markets for hospitality assets. We may not be able to complete asset sales at prices we find acceptable, or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, if any, by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including local market conditions and new supply of hotels, availability and costs of staffing, governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. For example, new or existing real estate or tax laws can make it more expensive to acquire, develop, or operate and/or expand, modify, or renovate hotels. When interest rates increase, the cost of acquiring, developing, expanding, or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Similarly, as financing becomes less available, it becomes more difficult both to acquire and to sell real property. Finally, under eminent domain laws, governments can take real property, sometimes for less compensation than the owner believes the property is worth. Our real estate properties have been, and could in the future be, impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties continue to not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be further adversely affected and we could be required to record additional significant non-cash impairment charges to our results of operations.
Development and other investing activities that involve our co-investment with third parties may result in disputes and may decrease our ability to manage risk. We have from time to time invested, and may continue to invest, in partnerships, joint ventures, and other business structures involving our co-investment with third parties. These investments generally include some form of shared control over the development of the asset or operations of the business and create added risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, could have or develop business interests, policies, or objectives that are inconsistent with ours, could take action without our approval (or, conversely, prevent us from taking action without our partner’s approval), or could make requests contrary to our policies or objectives. Should a venture partner become bankrupt we could become liable for our partner’s share of the venture’s liabilities. Actions by a co-venturer might subject the assets owned by the venture or partnership to additional risk, such as increased project costs, project delays, or operational difficulties following project completion. Disagreements with our venture partners may result in litigation. These risks may be more likely to occur in difficult business environments like we are currently experiencing. We cannot assure you that our investments through partnerships or joint ventures will be successful in light of these risks.
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
Some hotel openings in our development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and under signed contracts, as well as hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including the risks described above in the risk factors entitled “Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments” and “COVID-19 has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time; Risks Related to Growth.” We have seen construction timelines for pipeline hotels lengthen due to competition for skilled construction labor and disruption in the supply chain for materials and these circumstances could continue or worsen in the future. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
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
If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed. The owners of many of our managed or franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and foreclose on the property. Such sales or foreclosures could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations.
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet reasonably predict. We are a party to various agreements and other instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct

Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. As a result, LIBOR may perform differently than in the past and may ultimately cease to be utilized or to exist, either before or after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that rely on LIBOR, not all of which contain alternative rate provisions. Certain of our agreements rely on LIBOR and, at this time, it is not possible for us to predict the effect of any changes to LIBOR, any phase out of LIBOR, or any establishment of alternative benchmark rates. There is uncertainty about how we, the financial markets, applicable law and the courts will address the replacement of LIBOR with alternative rates on contracts that do not include alternative rate provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
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
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., and three shareholder derivative lawsuits in the U.S. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations, such as the European Union’s General Data Protection Regulation. Responding to and resolving these lawsuits, claims and/or investigations could result in material remedial and other expenses which may not be covered by insurance, including any fines imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”), as discussed in Note 6, or by regulatory authorities in various other jurisdictions. Governmental authorities investigating or seeking information about the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final amount of the Proposed ICO Fine and any other fines or penalties) related to the Data Security Incident. In addition, two lawsuits have been filed against us related to, and various governmental authorities are investigating or seeking information about, the incident we announced on March 31, 2020 involving information for up to approximately 5.2 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access Incident”). The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, other business partners or their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, other business partners, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any additional significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or Company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, future compromises in the security of our information systems or those of our owners, franchisees, licensees, other business partners, or service providers or other future disruptions or compromises of data or systems could lead to an interruption in or other adverse effects on the operation of our systems or those of our owners, franchisees, licensees, other business partners, or service providers, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate satisfaction, retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
Because we have experienced cybersecurity incidents in the past, additional incidents or the failure to detect and appropriately respond to additional incidents could magnify the severity of the adverse effects on our business. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could also magnify the severity of these adverse effects. We cannot assure you that all potential causes of past significant incidents have been identified and remediated; additional measures may be needed to prevent significant incidents in the future. The steps we take may not be sufficient to prevent future significant incidents and as a result, such incidents may occur again. Although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
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
Other Risks
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” of our 2019 Form 10-K, in the 2018 fourth quarter, we identified a material weakness in internal control related to our accounting for our Loyalty Program, which resulted in errors in our previously issued financial statements for the 2018 first, second, and third quarters. Internal controls related to the implementation of ASU 2014-09 and the accounting for our Loyalty Program are important to accurately reflect our financial position and results of operations in our financial reports. We are in the process of remediating the material weakness. If the additional controls and processes that we have implemented while we work to remediate the material weakness are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weakness or the discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Securities
None.

(b)	Use of Proceeds
None.

(c)	Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	0.8	$145.14	0.8	17.6
February 1, 2020 - February 29, 2020	0.2	$146.26	0.2	17.4
March 1, 2020 - March 31, 2020	—	$—	—	17.4

(1)
On February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of March 31, 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility, with certain exceptions.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 14, 2019 (File No. 001-13881).

10	First Amendment, dated as of April 13, 2020, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain banks, dated as of June 28, 2019.	Filed with this report

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
11th day of May, 2020

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Controller and Chief Accounting Officer (Duly Authorized Officer)