Form 10-Q
period 2020-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2020-08-10
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 324,315,074 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 31, 2020.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES
Base management fees	$40	$309	$254	$591
Franchise fees	182	525	597	975
Incentive management fees	12	165	12	328
Gross fee revenues	234	999	863	1,894
Contract investment amortization	(21)	(15)	(46)	(29)
Net fee revenues	213	984	817	1,865
Owned, leased, and other revenue	49	418	329	793
Cost reimbursement revenue	1,202	3,903	4,999	7,659
	1,464	5,305	6,145	10,317
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	121	331	393	656
Depreciation, amortization, and other	72	56	222	110
General, administrative, and other	178	229	448	451
Restructuring and merger-related charges	6	173	4	182
Reimbursed expenses	1,241	4,107	5,118	7,999
	1,618	4,896	6,185	9,398
OPERATING (LOSS) INCOME	(154)	409	(40)	919
Gains and other income, net	5	1	1	6
Interest expense	(127)	(102)	(220)	(199)
Interest income	8	6	14	12
Equity in (losses) earnings	(30)	—	(34)	8
(LOSS) INCOME BEFORE INCOME TAXES	(298)	314	(279)	746
Benefit (provision) for income taxes	64	(82)	76	(139)
NET (LOSS) INCOME	$(234)	$232	$(203)	$607
(LOSS) EARNINGS PER SHARE
(Loss) earnings per share - basic	$(0.72)	$0.70	$(0.63)	$1.80
(Loss) earnings per share - diluted	$(0.72)	$0.69	$(0.63)	$1.79
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income	$(234)	$232	$(203)	$607
Other comprehensive (loss) income:
Foreign currency translation adjustments	133	38	(250)	71
Derivative instrument adjustments and other, net of tax	(1)	(1)	12	(2)
Reclassification adjustments, net of tax	(1)	(3)	(9)	(4)
Total other comprehensive income (loss), net of tax	131	34	(247)	65
Comprehensive (loss) income	$(103)	$266	$(450)	$672
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and equivalents	$2,283	$225
Accounts and notes receivable, net	1,621	2,395
Prepaid expenses and other	201	252
Assets held for sale	8	255
	4,113	3,127
Property and equipment, net	1,818	1,904
Intangible assets
Brands	5,888	5,954
Contract acquisition costs and other	2,624	2,687
Goodwill	8,962	9,048
	17,474	17,689
Equity method investments	534	577
Notes receivable, net	148	117
Deferred tax assets	184	154
Operating lease assets	759	888
Other noncurrent assets	650	595
	$25,680	$25,051
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$1,665	$977
Accounts payable	555	720
Accrued payroll and benefits	1,115	1,339
Liability for guest loyalty program	1,480	2,258
Accrued expenses and other	1,303	1,383
	6,118	6,677
Long-term debt	10,133	9,963
Liability for guest loyalty program	4,600	3,460
Deferred tax liabilities	121	290
Deferred revenue	1,665	840
Operating lease liabilities	830	882
Other noncurrent liabilities	2,292	2,236
Shareholders’ (deficit) equity
Class A Common Stock	5	5
Additional paid-in-capital	5,753	5,800
Retained earnings	9,270	9,644
Treasury stock, at cost	(14,499)	(14,385)
Accumulated other comprehensive loss	(608)	(361)
	(79)	703
	$25,680	$25,051

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES
Net (loss) income	$(203)	$607
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	268	139
Share-based compensation	91	90
Income taxes	(148)	(102)
Liability for guest loyalty program	362	226
Contract acquisition costs	(60)	(93)
Restructuring and merger-related charges	(13)	142
Working capital changes	354	(379)
Gain on asset dispositions	—	(6)
Deferred revenue changes and other	854	114
Net cash provided by operating activities	1,505	738
INVESTING ACTIVITIES
Capital expenditures	(79)	(142)
Dispositions	260	2
Loan advances	(33)	(10)
Loan collections	5	6
Other	(12)	(30)
Net cash provided by (used in) investing activities	141	(174)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(827)	823
Issuance of long-term debt	2,566	841
Repayment of long-term debt	(924)	(617)
Issuance of Class A Common Stock	—	6
Dividends paid	(156)	(298)
Purchase of treasury stock	(150)	(1,228)
Share-based compensation withholding taxes	(99)	(123)
Other	(9)	(8)
Net cash provided by (used in) financing activities	401	(604)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	2,047	(40)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	253	360
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$2,300	$320
(1)The 2020 amounts include beginning restricted cash of $28 million at December 31, 2019, and ending restricted cash of $17 million at June 30, 2020, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2020 and December 31, 2019, the results of our operations for the three and six months ended June 30, 2020 and June 30, 2019, and cash flows for the six months ended June 30, 2020 and June 30, 2019. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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
Additionally, we recorded provisions for credit losses of $45 million in the 2020 second quarter and $123 million in the 2020 first half, primarily due to the negative economic impact caused by COVID-19 and our estimate of future economic conditions. The allowance for credit losses was $206 million at June 30, 2020.

NOTE 2. RESTRUCTURING CHARGES
We initiated several regional restructuring plans to achieve cost savings in response to the decline in lodging demand caused by COVID-19. In the 2020 first half, we recorded $26 million of restructuring charges for employee termination benefits, of which we present $6 million in the “Restructuring and merger-related charges” caption and $20 million in the “Reimbursed expenses” caption of our Income Statements.
Our global above-property restructuring activities are currently expected to result in approximately $125 million to $145 million of charges, primarily related to employee termination benefits. We expect to substantially complete the foregoing programs relating to our above-property organization by year-end 2020.
The above amounts do not include estimates for property-level plans for company-operated properties which are anticipated to be implemented over future quarters and expected to result in future charges.
NOTE 3. DISPOSITIONS
In the 2020 first quarter, we sold a North America property for $268 million. We will continue to operate the hotel under a long-term management agreement.
NOTE 4. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Computation of Basic Earnings Per Share
Net (loss) income	$(234)	$232	$(203)	$607
Shares for basic (loss) earnings per share	325.6	333.8	325.5	336.7
Basic (loss) earnings per share	$(0.72)	$0.70	$(0.63)	$1.80
Computation of Diluted (Loss) Earnings Per Share
Net (loss) income	$(234)	$232	$(203)	$607
Shares for basic (loss) earnings per share	325.6	333.8	325.5	336.7
Effect of dilutive securities
Share-based compensation (1)	—	2.6	—	2.9
Shares for diluted (loss) earnings per share	325.6	336.4	325.5	339.6
Diluted (loss) earnings per share	$(0.72)	$0.69	$(0.63)	$1.79
(1) For the calculation of diluted loss per share for the three and six months ended June 30, 2020, we excluded share-based compensation securities of 0.8 million and 1.4 million, respectively, because the effect was anti-dilutive.
NOTE 5. SHARE-BASED COMPENSATION
We granted 1.6 million restricted stock units (“RSUs”) during the 2020 first half to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2020 first half to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, active Marriott Bonvoy™ loyalty member growth, and adjusted operating income growth over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2020 first half had a weighted average grant-date fair value of $111 per unit.
We recorded share-based compensation expense for RSUs and PSUs of $46 million in the 2020 second quarter and $48 million in the 2019 second quarter, $85 million in the 2020 first half, and $86 million in the 2019 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $268 million at June 30, 2020 and $176 million at December 31, 2019.

NOTE 6. INCOME TAXES
Our effective tax rate was 21.5 percent for the 2020 second quarter compared to 26.2 percent for the 2019 second quarter. The decrease in our effective tax rate was primarily due to the prior year tax expense incurred for U.S. tax on global intangible low-taxed income (“GILTI”) and the prior year impact of the non-tax deductible accrual for the Proposed ICO Fine.
Our effective tax rate was 27.3 percent for the 2020 first half compared to 18.7 percent for the 2019 first half. The change in our effective tax rate was primarily due to a more favorable impact from stock based compensation as a percentage of lower pre-tax book income.
We paid cash for income taxes, net of refunds, of $72 million in the 2020 first half and $241 million in the 2019 first half.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at June 30, 2020 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$6
Operating profit	207	132
Other	17	4
	$277	$142

Our maximum potential guarantees listed in the preceding table include $78 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at June 30, 2020 was $57 million.
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
Expenses and Insurance Recoveries
In the 2020 second quarter, we recorded $3 million of expenses and $3 million of accrued insurance recoveries, and in the 2019 second quarter, we recorded $148 million of expenses and $22 million of accrued insurance recoveries, related to the Data Security Incident. In the 2020 first half, we recorded $18 million of expenses and $20 million of accrued insurance recoveries, and in the 2019 first half, we recorded $192 million of expenses and $68 million of accrued insurance recoveries, related to the Data Security Incident. We received insurance recoveries of $20 million in the 2020 second quarter, $12 million in the 2019 second quarter, $44 million in the 2020 first half, and $52 million in the 2019 first half. Expenses for the 2020 second quarter and year-to-date primarily included legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Restructuring and merger-related charges” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed against us and certain of our current officers and directors on December 1, 2018, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. The MDL proceeding also includes two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company, certain of its officers and certain current and former members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. A third shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of its officers and certain current and former members of our Board of Directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case will not be consolidated with the MDL proceeding. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. We have filed motions to dismiss several of these cases, some of which have been denied, but the cases generally remain at an early stage. There has been some consolidation of the Canadian cases, with five cases now pending across five provinces, and we expect there could be further consolidation in the future. In addition, in April 2019, we received a letter purportedly on behalf of a shareholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against the Company’s current and certain former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities are investigating, or otherwise seeking information and/or documents related to, the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). In late August 2019, we submitted a written response to the ICO vigorously defending our position, and we have continued to engage with the ICO regarding the Data Security Incident and Proposed ICO Fine. We mutually agreed with the ICO to an extension of the regulatory process until September 30, 2020 and the ICO proceeding is ongoing. Our accrual for this loss contingency, which we present in the “Accrued expenses and other” caption of our Balance Sheets, of $65 million at December 31, 2019, remained unchanged at June 30, 2020.

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
NOTE 8. LEASES
The following table presents our future minimum lease payments as of June 30, 2020:

($ in millions)	Operating Leases	Finance Leases
2020, remaining	$91	$6
2021	173	13
2022	168	13
2023	117	14
2024	108	14
Thereafter	586	151
Total minimum lease payments	$1,243	$211
Less: Amount representing interest	(272)	(56)
Present value of minimum lease payments	$971	$155

Current (1)	141	7
Noncurrent (2)	830	148
	$971	$155
(1)Operating leases recorded in the “Accrued expenses and other” and finance leases recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases recorded in the “Operating lease liabilities” and finance leases recorded in the “Long-term debt” captions of our Balance Sheets.
As of June 30, 2020, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.
We recorded impairment charges for right-of-use assets and property and equipment, including leasehold improvements, of $15 million in the 2020 second quarter and $105 million in the 2020 first half in the “Depreciation, amortization, and other” caption of our Income Statements relating to the impact of COVID-19 on several North America leased hotels. We determined that we may not be able to fully recover the carrying amount of these North America hotel leases after evaluating the assets for recovery due to declines in market performance and future cash flow projections. We estimated the fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates, and demand trends.

NOTE 9. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2020 second quarter and year-end 2019:

	At Period End
($ in millions)	June 30, 2020	December 31, 2019
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	173	349
Series M Notes, interest rate of 3.4%, face amount of $350, maturing October 15, 2020 (effective interest rate of 3.6%)	350	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	399	398
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	449	449
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	346	346
Series Q Notes, interest rate of 2.3%, face amount of $399, maturing January 15, 2022 (effective interest rate of 2.5%)	398	747
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	745	744
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	331	332
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	291	291
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	444	444
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 1.0% at June 30, 2020)	549	549
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	348	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 1.0% at June 30, 2020)	299	299
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	593	564
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	229	543
Series EE Notes, interest rate of 5.8%, face amount of $1,600, maturing May 1, 2025 (effective interest rate of 6.0%)	1,581	—
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	985	—

Commercial paper	817	3,197
Credit Facility	1,550	—
Finance lease obligations	155	157
Other	178	247
	$11,798	$10,940
Less current portion	(1,665)	(977)
	$10,133	$9,963

We paid cash for interest, net of amounts capitalized, of $186 million in the 2020 first half and $176 million in the 2019 first half.
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
We borrowed $2.5 billion under the Credit Facility in March 2020 and another $2.0 billion in early April 2020, resulting in the Credit Facility being fully drawn as of April 2, 2020, with a total of $4.5 billion outstanding. Our borrowings under the Credit Facility were to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19. We have since repaid a portion of those borrowings, reducing the total outstanding borrowings under the Credit Facility to $1.55 billion as of June 30, 2020. Remaining proceeds from the Credit Facility borrowings may be used to repay commercial paper when it matures and for general corporate or other purposes permitted by the Credit Facility.
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
In June 2020, we issued $1.0 billion aggregate principal amount of 4.625 percent Series FF Notes due June 15, 2030 (the “Series FF Notes”). We will pay interest on the Series FF Notes in June and December of each year, commencing in December 2020. We received net proceeds of approximately $985 million from the offering of the Series FF Notes, after deducting the underwriting discount and estimated expenses. We used the majority of these proceeds to repurchase Senior Notes with near term maturities, as further described below.
In June 2020, we completed a tender offer (the “Tender Offer”) and retired $853 million aggregate principal amount of our Senior Notes consisting of:
•$351 million of our 2.3% Series Q Notes maturing January 15, 2022;
•$176 million of our 3.3% Series L Notes maturing September 15, 2022; and
•$326 million of our 2.1% Series DD Notes maturing October 3, 2022.
We used proceeds from our Series FF Notes offering to complete the repurchase of such notes, including the payment of accrued interest and other costs incurred.
In July 2020, we redeemed all $350 million aggregate principal amount of our Series M Notes due in October 2020.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	June 30, 2020		December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$148	$129	$117	$112
Total noncurrent financial assets	$148	$129	$117	$112

Senior Notes	$(7,451)	$(7,673)	$(6,441)	$(6,712)
Commercial paper / Credit Facility	(2,367)	(2,367)	(3,197)	(3,197)
Other long-term debt	(167)	(162)	(174)	(179)
Other noncurrent liabilities	(179)	(179)	(196)	(196)
Total noncurrent financial liabilities	$(10,164)	$(10,381)	$(10,008)	$(10,284)
The carrying value of our Credit Facility borrowings approximate fair value because they bear interest at a market rate. See Note 13. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2019 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2020 first half and 2019 first half:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive (loss) income before reclassifications	(250)	12	(238)
Reclassification adjustments	—	(9)	(9)
Net other comprehensive (loss) income	(250)	3	(247)
Balance at June 30, 2020	$(618)	$10	$(608)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive income (loss) before reclassifications	71	(2)	69
Reclassification adjustments	—	(4)	(4)
Net other comprehensive (loss) income	71	(6)	65
Balance at June 30, 2019	$(332)	$6	$(326)
The following tables detail the changes in common shares outstanding and shareholders’ (deficit) equity for the 2020 first half and 2019 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.0	Balance at year-end 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)
—	Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—	Net income	31	—	—	31	—	—
—	Other comprehensive income	(378)	—	—	—	—	(378)
—	Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.2	Share-based compensation plans	(55)	—	(89)	—	34	—
(1.0)	Purchase of treasury stock	(150)	—	—	—	(150)	—
324.2	Balance at March 31, 2020	(20)	5	5,711	9,504	(14,501)	(739)
—	Net loss	(234)	—	—	(234)	—	—
—	Other comprehensive income	131	—	—	—	—	131
0.1	Share-based compensation plans	44	—	42	—	2	—
324.3	Balance at June 30, 2020	$(79)	$5	$5,753	$9,270	$(14,499)	$(608)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
339.1	Balance at year-end 2018 (as adjusted)	$2,225	$5	$5,814	$8,982	$(12,185)	$(391)
—	Adoption of ASU 2016-02	1	—	—	1	—	—
—	Net income	375	—	—	375	—	—
—	Other comprehensive income	31	—	—	—	—	31
—	Dividends ($0.41 per share)	(139)	—	—	(139)	—	—
1.7	Share-based compensation plans	(62)	—	(108)	—	46	—
(6.7)	Purchase of treasury stock	(828)	—	—	—	(828)	—
334.1	Balance at March 31, 2019	1,603	5	5,706	9,219	(12,967)	(360)
—	Net income	232	—	—	232	—	—
—	Other comprehensive loss	34	—	—	—	—	34
—	Dividends ($0.48 per share)	(159)	—	—	(159)	—	—
0.2	Share-based compensation plans	30	—	23	—	7	—
(3.7)	Purchase of treasury stock	(500)	—	—	—	(500)	—
330.6	Balance at June 30, 2019	$1,240	$5	$5,729	$9,292	$(13,460)	$(326)
NOTE 12. CONTRACTS WITH CUSTOMERS

Our current and noncurrent Loyalty Program liability increased by $362 million, to $6,080 million at June 30, 2020, from $5,718 million at December 31, 2019, primarily reflecting an increase in points earned by members, partially offset by $553 million of revenue recognized in the 2020 first half, that was deferred as of December 31, 2019. The current portion of our Loyalty Program liability decreased compared to December 31, 2019 due to lower estimated redemptions in the short-term as a result of COVID-19. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In the 2020 first half, the updated estimates resulted in a net increase in deferred revenue, and a corresponding net reduction of revenue of approximately $25 million ($18 million net of tax).
In May 2020, we signed amendments to the existing agreements for our U.S.-issued co-brand credit cards associated with our Loyalty Program. These amendments provided the Company with $920 million of cash from the prepayment of certain future revenues, the early payment of a previously committed signing bonus, and the pre-purchase of Marriott Bonvoy points and other consideration. We recorded the amount of cash received primarily in the deferred revenue caption, and the remainder in the liability for guest loyalty program captions, on our Balance Sheet. We recognize revenue related to the license of our intellectual property as the credit cards are used and revenue related to the points and free night certificates as the points and free night certificates are redeemed. See the “Loyalty Program” caption of Note 2 of our 2019 Form 10-K for more information on our performance obligations.
In the 2020 second quarter, we recognized incentive management fees from certain hotels, primarily in Asia Pacific, for which we estimate that a reversal of such fees is not probable.
NOTE 13. BUSINESS SEGMENTS
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
We evaluate the performance of our operating segments using “segment profits/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, certain restructuring charges, or merger-related costs. We assign gains and losses, equity in earnings or losses from our joint ventures, direct general, administrative, and other expenses, and certain other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues, including license fees we receive from our credit card programs, fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments as well as results of our CALA operating segment.
Our President and Chief Executive Officer, who is our chief operating decision maker, monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2020 second quarter, 2019 second quarter, 2020 first half, and 2019 first half:

	Three Months Ended June 30, 2020
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$113	$25	$8	$146
Contract investment amortization	(14)	(4)	(2)	(20)
Net fee revenues	99	21	6	126
Owned, leased, and other revenue	17	7	9	33
Cost reimbursement revenue	963	58	72	1,093
Total reportable segment revenue	$1,079	$86	$87	$1,252
Unallocated corporate and other				212
Total revenue				$1,464

	Three Months Ended June 30, 2019
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$613	$112	$109	$834
Contract investment amortization	(11)	(1)	(2)	(14)
Net fee revenues	602	111	107	820
Owned, leased, and other revenue	185	50	144	379
Cost reimbursement revenue	3,517	149	260	3,926
Total reportable segment revenue	$4,304	$310	$511	$5,125
Unallocated corporate and other				180
Total revenue				$5,305

	Six Months Ended June 30, 2020
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$519	$57	$54	$630
Contract investment amortization	(33)	(5)	(6)	(44)
Net fee revenues	486	52	48	586
Owned, leased, and other revenue	119	38	100	257
Cost reimbursement revenue	4,294	165	283	4,742
Total reportable segment revenue	$4,899	$255	$431	$5,585
Unallocated corporate and other				560
Total revenue				$6,145

	Six Months Ended June 30, 2019
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$1,141	230	$193	$1,564
Contract investment amortization	(22)	(1)	(4)	(27)
Net fee revenues	1,119	229	189	1,537
Owned, leased, and other revenue	363	91	266	720
Cost reimbursement revenue	6,896	260	474	7,630
Total reportable segment revenue	$8,378	580	$929	$9,887
Unallocated corporate and other				430
Total revenue				$10,317
Segment Profits and Losses

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
North America	$(36)	$591	$122	$1,082
Asia Pacific	(41)	92	(51)	195
EMEA	(96)	96	(133)	153
Unallocated corporate and other	(6)	(369)	(11)	(497)
Interest expense, net of interest income	(119)	(96)	(206)	(187)
Benefit (provision) for income taxes	64	(82)	76	(139)
Net (loss) income	$(234)	$232	$(203)	$607

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the expected effects on our business of COVID-19, including the performance of the Company’s hotels; RevPAR and occupancy trends; the nature and impact of contingency plans, restructuring plans and cost reduction plans; rooms growth; our liquidity expectations; our capital expenditures and other investment spending expectations; other statements throughout this report that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. Risks that could affect our results of operations, liquidity and capital resources, and other aspects of our business discussed in this Form 10-Q include the duration and scope of COVID-19, including whether, where and to what extent resurgences of the virus occur; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals have taken or may take in response to the pandemic, including limiting or banning travel and/or in-person gatherings or imposing occupancy or other restrictions on lodging or other facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; the pace of recovery when the pandemic subsides or effective treatments or vaccines become available; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps we and our property owners and franchisees take to reduce operating costs and/or enhance certain health and cleanliness protocols at our hotels; the impacts of our employee furloughs and reduced work week schedules, our voluntary transition program and our other restructuring activities; competitive conditions in the lodging industry; relationships with clients and property owners; the availability of capital to finance hotel growth and refurbishment; the extent to which we experience adverse effects from data security incidents; and changes in tax laws in countries in which we earn significant income. In addition, see the “Item 1A. Risk Factors” caption in the “Part II-OTHER INFORMATION” section of this report.
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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under 30 brands at the end of the 2020 second quarter. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North America; Asia Pacific; and Europe, Middle East and Africa (“EMEA”). Our Caribbean and Latin America (“CALA”) operating segment does not meet the criteria for separate disclosure as a reportable segment.

We earn base management fees and, under many agreements, incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. For our hotels in the Middle East and Africa and in the Asia Pacific region, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit”) less non-controllable expenses such as property insurance, real estate taxes, and capital spending reserves. Additionally, we earn franchise fees for use of our hotel system intellectual property, including fees from our co-brand credit card, timeshare, and residential programs.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident (the “Proposed ICO Fine”). We mutually agreed with the ICO to an extension of the regulatory process until September 30, 2020 and the ICO proceeding is ongoing. In the 2019 second quarter, we recorded an accrual in the full amount of the Proposed ICO Fine for this loss contingency, which we recorded in the “Accrued expenses and other” caption of our Balance Sheets and in the “Restructuring and merger-related charges” caption of our Income Statements, and we subsequently reduced the accrual to $65 million based on the ongoing proceeding. Our accrual for this loss contingency of $65 million at December 31, 2019 remained unchanged at June 30, 2020. See Note 7 for additional information.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. As we expected, the cost of such insurance again increased for our current policy period, and the cost of such insurance could continue to increase for future policy periods. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 7 for information related to expenses incurred in the 2020 second quarter and 2020 first half, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
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
Impact of COVID-19
COVID-19, which first impacted our business in Greater China beginning in January 2020, continues to have a material impact on our business, our company, and our industry. This impact started in Greater China, moved quickly into the rest of Asia Pacific and the European markets, and spread globally by March 2020. As the pandemic accelerated around the world, worldwide comparable systemwide constant dollar RevPAR fell sharply, with declines of 90 percent or greater in most markets in April 2020, compared to April 2019. As a result, our fee revenue and revenue from owned and leased properties declined significantly during the 2020 first half, and we expect year-over-year declines to continue for the remainder of 2020. We expect that prior levels of business will not return until at least after 2021.
Although conditions remain volatile around the world, in many markets occupancy and RevPAR are beginning to make a slow recovery from the extremely low levels reached in April 2020 as quarantine measures and travel restrictions ease. Worldwide comparable systemwide constant dollar RevPAR declined 90 percent in April 2020, 85 percent in May 2020, 78 percent in June 2020, and 70 percent in July 2020, compared to the same periods in 2019. Greater China experienced improving demand beginning in March 2020, and all of our hotels that had been closed in Greater China due to COVID-19 are currently re-opened, though occupancies remain weaker than last year. Europe is just beginning its recovery. In the U.S., occupancies have started to rise from their absolute lows in April, primarily driven by leisure travel and by travelers within driving range of their destinations. Many of our hotels around the globe that were temporarily closed due to COVID-19 have re-opened. Worldwide, approximately 9 percent of our hotels were closed as of August 6, 2020, compared to 25 percent as of May 8, 2020. However, this progress is fluid. Subsequent increases in COVID-19 cases in many parts of the world have constrained the speed of recovery, and we have not seen meaningful demand return from business and group travelers.
We continue to take substantial measures to mitigate the negative financial and operational impacts for our hotel owners and our own business. Business contingency plans have been implemented around the world, and we continue to adjust these in response to the global situation. At the corporate level, our actions to date have substantially reduced the current monthly run rate of corporate general and administrative costs compared to the monthly costs initially budgeted for 2020, excluding our provision for credit losses. We reduced spending on capital expenditures and other investments, and as previously announced, we suspended share repurchases and cash dividends.
We have taken a number of steps to adapt our organization in response to the decline in lodging demand caused by COVID-19 and our expectation that it will be some time before lodging demand and RevPAR levels recover. We implemented temporary furloughs and reduced work week schedules for above-property associates. We also announced, and are currently implementing, a voluntary transition program for certain associates who may choose to leave the Company to pursue other opportunities. As part of our organizational realignment, we are eliminating a significant number of above-property positions, as further discussed under the “Item 5. Other Information” caption in the “Part II-OTHER INFORMATION” section of this report. We are also continuing to develop restructuring plans to achieve cost savings specific to each of our company-operated properties. See Note 2 and the “Item 5. Other Information” caption in the “Part II-OTHER INFORMATION” section of this report for more information about our restructuring activities.
At the property level, we continue to work with owners and franchisees to lower their cash outlays. The steps we have taken include deferring renovations, certain hotel initiatives and brand standard audits for hotel owners and franchisees; reducing by 50 percent the amount of certain charges for systemwide programs and services in the 2020 second quarter and offering a delay in payment terms for a portion of the remaining 2020 second quarter charges; and supporting owners and franchisees who are working with their lenders to utilize furniture, fixtures, and equipment (FF&E) reserves to meet working capital needs. We also remain focused on significantly lowering the reimbursed expenses we incur on behalf of our owners and franchisees to provide centralized programs and services such as the Loyalty Program, reservations, marketing and sales, which we generally collect through cost reimbursement revenue on the basis of hotel revenue or program usage.
The impact of COVID-19 on the Company remains dynamic, as does our corporate and property-level response, and we expect to continue to assess and may implement additional measures to adapt our operations and plans as we evaluate the implications of COVID-19 on our business. We expect the impact of COVID-19 to be material until at least beyond 2021. The overall operational and financial impact is highly dependent on the breadth and duration of COVID-19, including whether, where, and to what extent resurgences of the virus occur, and could be affected by other factors we are not currently able to predict.
System Growth and Pipeline
At the end of the 2020 second quarter, our system had 7,484 properties (1,400,693 rooms), compared to 7,349 properties (1,380,921 rooms) at year-end 2019 and 7,100 properties (1,345,906 rooms) at the end of the 2019 second quarter. COVID-19 will likely result in significantly lower new room openings than we had budgeted for 2020. We currently expect net rooms growth of 2 to 3 percent for full year 2020.
At the end of the 2020 second quarter, we had approximately 510,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and roughly 28,000 hotel rooms approved for development but not yet under signed contracts. Over 230,000 rooms in our development pipeline were under construction at the end of the 2020 second quarter. Over half of the rooms in our development pipeline are outside North America.
Properties and Rooms
At June 30, 2020, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North America	818	246,262	4,574	657,694	26	6,483	5,418	910,439
Asia Pacific	669	192,687	130	33,810	2	407	801	226,904
EMEA	498	110,593	388	70,328	25	5,738	911	186,659
CALA	119	23,501	131	27,419	13	3,016	263	53,936
Timeshare	—	—	91	22,755	—	—	91	22,755
Total	2,104	573,043	5,314	812,006	66	15,644	7,484	1,400,693

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

Comparable Company-Operated Properties
	Three Months Ended June 30, 2020 and Change vs. Three Months Ended June 30, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
North America	$13.84	(91.7)%	9.8%	(69.9)%	pts.	$141.44	(32.0)%
Asia Pacific	$23.54	(75.0)%	25.5%	(43.8)%	pts.	$92.33	(32.1)%
CALA	$5.47	(95.1)%	5.7%	(56.9)%	pts.	$95.39	(46.9)%
Europe	$3.23	(98.0)%	2.8%	(75.3)%	pts.	$114.41	(44.4)%
Middle East & Africa	$20.85	(77.3)%	17.8%	(45.2)%	pts.	$117.11	(19.6)%
EMEA (1)	$11.03	(91.5)%	9.5%	(62.0)%	pts.	$116.66	(36.0)%
International - All (2)	$17.10	(84.5)%	17.5%	(52.1)%	pts.	$97.62	(38.2)%
Worldwide (3)	$15.56	(88.6)%	13.9%	(60.5)%	pts.	$112.26	(38.8)%

Comparable Systemwide Properties
	Three Months Ended June 30, 2020 and Change vs. Three Months Ended June 30, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
North America	$21.08	(83.6)%	19.6%	(58.4)%	pts.	$107.70	(34.7)%
Asia Pacific	$22.59	(76.5)%	24.3%	(45.3)%	pts.	$93.06	(32.7)%
CALA	$4.65	(95.3)%	5.8%	(55.9)%	pts.	$80.40	(50.3)%
Europe	$3.90	(97.2)%	3.8%	(73.0)%	pts.	$103.21	(42.6)%
Middle East & Africa	$19.22	(78.0)%	17.2%	(45.8)%	pts.	$111.88	(19.3)%
EMEA (1)	$8.80	(92.8)%	8.1%	(64.3)%	pts.	$109.11	(35.2)%
International - All (2)	$14.32	(86.7)%	14.9%	(54.9)%	pts.	$96.27	(37.7)%
Worldwide (3)	$19.11	(84.4)%	18.2%	(57.4)%	pts.	$104.97	(35.3)%
(1)Includes Europe and Middle East & Africa.
(2)Includes Asia Pacific, CALA, and EMEA.
(3)Includes North America and International - All.

Comparable Company-Operated Properties
	Six Months Ended June 30, 2020 and Change vs. Six Months Ended June 30, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
North America	$65.54	(58.5)%	33.3%	(42.5)%	pts.	$196.84	(5.4)%
Asia Pacific	$40.04	(58.8)%	31.9%	(36.3)%	pts.	$125.42	(11.9)%
CALA	$67.52	(50.5)%	29.9%	(34.3)%	pts.	$226.12	6.4%
Europe	$43.39	(68.3)%	25.5%	(45.9)%	pts.	$170.20	(11.2)%
Middle East & Africa	$55.09	(45.7)%	38.3%	(27.8)%	pts.	$143.89	(6.2)%
EMEA (1)	$48.59	(59.9)%	31.2%	(37.8)%	pts.	$155.84	(11.2)%
International - All (2)	$45.67	(58.4)%	31.5%	(36.8)%	pts.	$145.16	(9.8)%
Worldwide (3)	$55.09	(58.4)%	32.3%	(39.5)%	pts.	$170.39	(7.7)%

Comparable Systemwide Properties
	Six Months Ended June 30, 2020 and Change vs. Six Months Ended June 30, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
North America	$55.38	(53.9)%	38.1%	(35.4)%	pts.	$145.21	(11.0)%
Asia Pacific	$40.72	(58.7)%	31.9%	(36.5)%	pts.	$127.54	(11.4)%
CALA	$54.33	(53.2)%	28.9%	(34.2)%	pts.	$188.21	2.3%
Europe	$38.47	(67.5)%	25.5%	(44.4)%	pts.	$151.11	(10.6)%
Middle East & Africa	$52.22	(45.9)%	37.8%	(28.0)%	pts.	$138.11	(5.8)%
EMEA (1)	$42.90	(61.4)%	29.4%	(39.1)%	pts.	$145.74	(10.1)%
International - All (2)	$43.36	(59.2)%	30.5%	(37.4)%	pts.	$142.34	(9.1)%
Worldwide (3)	$51.88	(55.3)%	35.9%	(36.0)%	pts.	$144.50	(10.5)%
(1)Includes Europe and Middle East & Africa.
(2)Includes Asia Pacific, CALA, and EMEA.
(3)Includes North America and International - All.

CONSOLIDATED RESULTS
Our results declined in the 2020 second quarter and first half compared to 2019 primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2020 first half and to date, and the discussion below for additional analysis of our consolidated results of operations for the 2020 second quarter compared to the 2019 second quarter and for the 2020 first half compared to the 2019 first half.
Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change 2020 vs. 2019		June 30, 2020	June 30, 2019	Change 2020 vs. 2019
Base management fees	$40	$309	$(269)	(87)%	$254	$591	$(337)	(57)%
Franchise fees	182	525	(343)	(65)%	597	975	(378)	(39)%
Incentive management fees	12	165	(153)	(93)%	12	328	(316)	(96)%
Gross fee revenues	234	999	(765)	(77)%	863	1,894	(1,031)	(54)%
Contract investment amortization	(21)	(15)	6	40%	(46)	(29)	17	59%
Net fee revenues	$213	$984	$(771)	(78)%	$817	$1,865	$(1,048)	(56)%
The decreases in base management and franchise fees primarily reflected lower RevPAR and $42 million of lower co-brand credit card fees in both the 2020 second quarter and 2020 first half due to COVID-19. The 2020 first half decrease in franchise fees was partially offset by $19 million from unit growth.
The decreases in incentive management fees were primarily due to COVID-19. In the 2020 first quarter, we did not recognize incentive management fees. In the 2020 second quarter, we recognized incentive management fees from certain hotels, primarily in Asia Pacific, for which we estimate that a reversal of such fees is not probable.
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change 2020 vs. 2019		June 30, 2020	June 30, 2019	Change 2020 vs. 2019
Owned, leased, and other revenue	$49	$418	$(369)	(88)%	$329	$793	$(464)	(59)%
Owned, leased, and other - direct expenses	121	331	(210)	(63)%	393	656	(263)	(40)%
	$(72)	$87	$(159)	(183)%	$(64)	$137	$(201)	(147)%
Owned, leased, and other revenue, net of direct expenses decreased primarily due to lower demand at our owned and leased hotels resulting from COVID-19 and lower owned and leased profits attributable to hotels sold in the 2019 fourth and 2020 first quarters ($17 million).

Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change 2020 vs. 2019		June 30, 2020	June 30, 2019	Change 2020 vs. 2019
Cost reimbursement revenue	$1,202	$3,903	$(2,701)	(69)%	$4,999	$7,659	$(2,660)	(35)%
Reimbursed expenses	1,241	4,107	(2,866)	(70)%	5,118	7,999	(2,881)	(36)%
	$(39)	$(204)	$165	81%	$(119)	$(340)	$221	65%
Cost reimbursement revenue, net of reimbursed expenses, varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The change in cost reimbursements (cost reimbursement revenue, net of reimbursed expenses) primarily reflects the performance of the Loyalty Program, which had lower program expenses and redemptions, partially offset by lower revenues, net of expenses, for our reservations and marketing activities due to lower costs charged to hotels and higher provision for credit losses as a result of COVID-19.
Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change 2020 vs. 2019		June 30, 2020	June 30, 2019	Change 2020 vs. 2019
Depreciation, amortization, and other	$72	$56	$16	29%	$222	$110	$112	102%
General, administrative, and other	178	229	(51)	(22)%	448	451	(3)	(1)%
Restructuring and merger-related charges	6	173	(167)	(97)%	4	182	(178)	(98)%
Depreciation, amortization, and other expenses increased primarily due to operating lease impairment charges, which we discuss in Note 8.
General, administrative, and other expenses decreased primarily due to lower administrative costs due to our cost reduction measures, partially offset by a higher provision for credit losses and higher guarantee reserves ($40 million in the 2020 second quarter and $125 million in the 2020 first half) primarily due to the negative current and expected economic impact of COVID-19.
Restructuring and merger-related charges decreased primarily due to the 2019 second quarter accrual for the loss contingency related to the Proposed ICO Fine ($126 million) and the 2019 second quarter impairment charge of a legacy-Starwood office building ($34 million).
Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change 2020 vs. 2019		June 30, 2020	June 30, 2019	Change 2020 vs. 2019
Gains and other income, net	$5	$1	$4	400%	$1	$6	$(5)	(83)%
Interest expense	(127)	(102)	25	25%	(220)	(199)	21	11%
Interest income	8	6	2	33%	14	12	2	17%
Equity in (losses) earnings	(30)	—	(30)	nm	(34)	8	(42)	(525)%
nm means the percentage change is not meaningful.
Interest expense increased, primarily due to higher interest on Senior Note issuances, net of maturities ($24 million in the 2020 second quarter and $26 million in the 2020 first half).
Equity in earnings decreased, primarily due to losses as a result of COVID-19.

Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change 2020 vs. 2019		June 30, 2020	June 30, 2019	Change 2020 vs. 2019
Benefit (provision) for income taxes	$64	$(82)	$(146)	(178)%	$76	$(139)	$(215)	(155)%
Our tax benefit in the 2020 second quarter, compared to our tax provision in the 2019 second quarter, primarily reflected the decrease in operating income ($118 million), a shift in earnings to jurisdictions with lower tax rates ($16 million), and the prior year tax expense incurred for U.S. tax on GILTI ($14 million).
Our tax benefit in the 2020 first half, compared to our tax provision in the 2019 first half, primarily reflected the decrease in operating income ($189 million), the current year tax benefit from the operating lease impairment charges ($33 million), and the prior year tax expense incurred for U.S. tax on GILTI ($23 million). The change was partially offset by lower tax deductions for share-based payments ($13 million) and higher tax expense resulting from finalizing prior years’ returns ($7 million).
BUSINESS SEGMENTS
Our segment results declined in the 2020 second quarter and first half compared to 2019 primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2020 first half and to date and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2020	June 30, 2019	Change 2020 vs. 2019		June 30, 2020	June 30, 2019	Change 2020 vs. 2019
North America
Segment revenues	$1,079	$4,304	$(3,225)	(75)%	$4,899	$8,378	$(3,479)	(42)%
Segment (loss) profits	(36)	591	(627)	(106)%	122	1,082	(960)	(89)%
Asia Pacific
Segment revenues	86	310	(224)	(72)%	255	580	(325)	(56)%
Segment (loss) profits	(41)	92	(133)	(145)%	(51)	195	(246)	(126)%
EMEA
Segment revenues	87	511	(424)	(83)%	431	929	(498)	(54)%
Segment (loss) profits	(96)	96	(192)	(200)%	(133)	153	(286)	(187)%

	Properties				Rooms
	June 30, 2020	June 30, 2019	vs. June 30, 2019		June 30, 2020	June 30, 2019	vs. June 30, 2019
North America	5,418	5,161	257	5%	910,439	880,039	30,400	3%
Asia Pacific	801	742	59	8%	226,904	212,991	13,913	7%
EMEA	911	861	50	6%	186,659	178,403	8,256	5%
North America quarterly segment loss, compared to prior year profits, primarily reflects $500 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $59 million of lower owned, leased, and other revenue, net of direct expenses, $45 million of lower cost reimbursement revenue, net of reimbursed expenses, and $13 million of higher depreciation, amortization, and other expenses (primarily reflecting operating lease impairment charges). The decline in North America comparable systemwide RevPAR was driven by an occupancy decrease of 58.4 percentage points and ADR decrease of 34.7 percent due to lower demand resulting from COVID-19.
North America year-to-date segment profits decreased primarily due to $622 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits, partially offset by $18 million from unit growth), $88 million of lower owned, leased, and other revenue, net of direct expenses (including $17 million from hotels sold in the 2019 fourth and 2020 first quarters), $105 million of higher depreciation, amortization, and other expenses (primarily reflecting operating lease impairment charges), $72 million of lower cost reimbursement revenue, net of reimbursed expenses, and $49 million of higher general, administrative, and other expenses

(primarily reflecting higher provision for credit losses and reserves for guarantee funding). The decline in North America comparable systemwide RevPAR was driven by an occupancy decrease of 35.4 percentage points and ADR decrease of 11.0 percent due to lower demand resulting from COVID-19.
Asia Pacific quarterly segment loss, compared to prior year profits, primarily reflects $87 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $18 million of lower owned, leased, and other revenue, net of direct expenses, and $13 million of lower cost reimbursement revenue, net of reimbursed expenses. The decline in Asia Pacific comparable systemwide RevPAR was driven by an occupancy decrease of 45.3 percentage points and ADR decrease of 32.7 percent due to lower demand resulting from COVID-19.
Asia Pacific year-to-date segment loss, compared to prior year profits, primarily reflects $173 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $25 million of lower cost reimbursement revenue, net of reimbursed expenses, $21 million of lower owned, leased, and other revenue, net of direct expenses, and $18 million of lower equity in earnings. The decline in Asia Pacific comparable systemwide RevPAR was driven by an occupancy decrease of 36.5 percentage points and ADR decrease of 11.4 percent due to lower demand resulting from COVID-19.
EMEA quarterly segment loss, compared to prior year profits, primarily reflects $101 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $58 million of lower owned, leased, and other revenue, net of direct expenses, and $26 million of lower cost reimbursement revenue, net of reimbursed expenses. The decline in EMEA comparable systemwide RevPAR was driven by an occupancy decrease of 64.3 percentage points and ADR decrease of 35.2 percent due to lower demand resulting from COVID-19.
EMEA year-to-date segment loss, compared to prior year profits, primarily reflects $139 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $76 million of lower owned, leased, and other revenue, net of direct expenses, $50 million of lower cost reimbursement revenue, net of reimbursed expenses, and $13 million of higher general, administrative, and other expenses (primarily reflecting $29 million of higher provision for credit losses, partially offset by $16 million of lower administrative expenses). The decline in EMEA comparable systemwide RevPAR was driven by an occupancy decrease of 39.1 percentage points and ADR decrease of 10.1 percent due to lower demand resulting from COVID-19.
SHARE-BASED COMPENSATION
See Note 5 for more information.
NEW ACCOUNTING STANDARDS
See Note 1 for information on our adoption of new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2020 second quarter, our long-term debt had a weighted average interest rate of 3.3 percent and a weighted average maturity of approximately 4.7 years. Including the effect of interest rate swaps, the ratio of fixed-rate long-term debt to total long-term debt was 0.7 to 1.0 at the end of the 2020 second quarter.
In response to the negative impact COVID-19 had on our cash from operations in our 2020 first half, which we expect to continue to be negatively impacted, we have taken, and are continuing to take, numerous actions to increase liquidity, strengthen our financial position, and manage our debt maturities, which include:
•Substantially reducing our corporate general and administrative costs, reimbursed expenses we incur on behalf of our owners and franchisees, and our capital expenditures and other investment spending, as we discuss under the “Impact of COVID-19” section above, and implementing restructuring plans, as we discuss under the “Impact of COVID-19” section above and under the “Item 5. Other Information” caption in the “Part II-OTHER INFORMATION” section of this report;

•Suspending share repurchases and dividends until conditions improve;
•Drawing under the Credit Facility, as we discuss under the “Sources of Liquidity-Our Credit Facility” section below;
•Amending the Credit Facility to, among other things, waive the quarterly-tested leverage covenant in the Credit Facility through and including the first quarter of 2021, as we discuss under the “Sources of Liquidity-Our Credit Facility” section below;
•Issuing $1.6 billion aggregate principal amount of 5.750 percent Series EE Notes due May 1, 2025 and $1.0 billion aggregate principal amount of 4.625 percent Series FF Notes due June 15, 2030, and repurchasing and retiring approximately $853 million aggregate principal amount of the Company’s outstanding Series Q, Series L and Series DD Senior Notes maturing in 2022, which we discuss under the “Sources of Liquidity-Series EE Notes, Series FF Notes, and Senior Notes Tender Offer” section below; and
•Raising $920 million of cash by entering into amendments to the existing agreements for our U.S.-issued co-brand credit cards, which we discuss under the “Co-brand Credit Card Agreements” section below.
We continue to evaluate the availability of credits and benefits under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and other legislation, which we expect would primarily inure to the benefit of our hotel owners. We have not recorded any such credits or benefits in our Financial Statements to date.
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

We borrowed $2.5 billion under the Credit Facility in March 2020 and another $2.0 billion in early April 2020, resulting in the Credit Facility being fully drawn as of April 2, 2020, with a total of $4.5 billion outstanding. Our borrowings under the Credit Facility were to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19. We have since repaid a portion of those borrowings, reducing the total outstanding borrowings under the Credit Facility to $1.55 billion as of June 30, 2020.
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
Series EE Notes, Series FF Notes and Senior Notes Tender Offer
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
On June 1, 2020, we issued $1.0 billion aggregate principal amount of 4.625 percent Series FF Notes due June 15, 2030 (the “Series FF Notes”). We will pay interest on the Series FF Notes in June and December of each year, commencing in December 2020. We received net proceeds of approximately $985 million from the offering of the Series FF Notes, after deducting the underwriting discount and estimated expenses. We used the majority of these proceeds to repurchase Senior Notes with near term maturities, as discussed below and in Note 9.
In June 2020, we completed a tender offer (the “Tender Offer”) and retired $853 million aggregate principal amount of our Senior Notes consisting of:
•$351 million of our 2.3% Series Q Notes maturing January 15, 2022;
•$176 million of our 3.3% Series L Notes maturing September 15, 2022; and
•$326 million of our 2.1% Series DD Notes maturing October 3, 2022.
We used proceeds from our Series FF Notes offering to complete the repurchase of such notes, including the payment of accrued interest and other costs incurred.
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
Co-brand Credit Card Agreements
In May 2020, we signed amendments to the existing agreements for our U.S.-issued co-brand credit cards associated with our Loyalty Program. These amendments provided the Company with $920 million of cash from the prepayment of certain future revenues, the early payment of a previously committed signing bonus, and the pre-purchase of Marriott Bonvoy points and other consideration. We recorded the amount of cash received primarily in the deferred revenue caption, and the remainder in the liability for guest loyalty program captions, on our Balance Sheet.
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $2,300 million at June 30, 2020, an increase of $2,047 million from year-end 2019, primarily reflecting Senior Notes issuances, net of repayments ($1,713 million), Credit Facility borrowings, net of repayments ($1,550 million), net cash provided by operating activities ($1,505 million), and dispositions ($260 million). The following cash outflows partially offset these cash inflows: commercial paper repayments, net of borrowings ($2,377 million), dividend payments ($156 million), purchase of treasury stock

($150 million), financing outflows for employee share-based compensation withholding taxes ($99 million), and capital expenditures ($79 million).
Net cash provided by operating activities increased by $767 million in the 2020 first half compared to the 2019 first half, primarily due to cash received under the amendments to our co-brand credit card agreements discussed in Note 12, a cash benefit from working capital changes, and lower cash paid for income taxes. The increase in cash provided by operating activities was partially offset by the net loss that we recorded in the 2020 first half (adjusted for non-cash items) due to COVID-19. Working capital changes primarily reflect lower accounts receivable due to lower fee and cost reimbursement revenues and a higher allowance for credit losses, lower accounts payable due to lower purchasing activity partially offset by extended payment terms from our vendors, as well as a delay in the payment of the Company’s match of prior year retirement savings plan contributions.
Our ratio of current assets to current liabilities was 0.7 to 1.0 at the end of the 2020 second quarter.
Capital Expenditures
We made capital expenditures of $79 million in the 2020 first half and $142 million in the 2019 first half. We expect capital expenditures and other investments will total approximately $400 to $450 million for the 2020 full year.
Share Repurchases
We did not repurchase any shares of our common stock in the 2020 second quarter. We purchased 1.0 million shares of our common stock in the 2020 first quarter at an average price of $145.42 per share. As of June 30, 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility, with certain exceptions.
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
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2020 second quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2019 Form 10-K, other than the changes in debt described above. See Note 9 for more information on our total debt.
At June 30, 2020, future Transition Tax payments under the 2017 Tax Act totaled $447 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following table presents the scheduled maturities and the total fair value as of June 30, 2020 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2020	2021	2022	2023	2024	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$4	$3	$2	$2	$30	$42	$30
Average interest rate							0.88%
Floating-rate notes receivable	$1	$28	$53	$1	$7	$21	$111	$104
Average interest rate							3.96%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(355)	$(859)	$(583)	$(687)	$(14)	$(5,107)	$(7,605)	$(7,870)
Average interest rate							4.14%
Floating-rate debt	$(549)	$(300)	$(229)	$—	$(2,960)	$—	$(4,038)	$(3,992)
Average interest rate							1.69%
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
Remediation of Material Weakness
To address the previously reported material weakness in internal control over financial reporting described in Part II, Item 9A of our 2019 Form 10-K, we designed and implemented new controls, enhanced existing controls, increased dedicated personnel, improved reporting processes, and enhanced related supporting technology. Based on the actions taken, as well as the evaluation of the design and operating effectiveness of the new controls, we determined that the material weakness has been remediated as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
During the 2020 second quarter, we tested and adopted changes to our internal control over financial reporting related to our remediation efforts described above that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described in the immediately preceding sentence, we did not make any additional such changes in internal control over financial reporting during the 2020 second quarter.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Starwood Data Security Incident - Litigation, Claims, and Government Investigations” caption in Note 7, which we incorporate here by reference.
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
The global spread of COVID-19 is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. We believe that it will be some time before lodging demand and RevPAR levels recover and such recovery could vary across markets or regions around the world. The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19 (including whether, where, and to what extent resurgences of the virus occur); the negative impact COVID-19 has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; actions governments, businesses and individuals take in response to the pandemic, including quarantines and lock-downs, and limiting or banning travel and/or in person gatherings; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides or effective treatments or vaccines become available.
COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•Risks Related to Revenue: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from managed and franchised hotels, which are primarily based on hotels’ revenues or profits. In addition, COVID-19 and its impact on global and regional economies, and the hospitality industry in particular, has made it difficult for hotel owners and franchisees to obtain financing on attractive terms, or at all, and increased the probability that owners and franchisees will be unable or unwilling to service, repay or refinance existing indebtedness. This has caused, and may in the future continue to cause, some lenders to declare a default, accelerate the related debt, foreclose on the property or exercise other remedies, and may cause hotel owners or franchisees to declare bankruptcy. Bankruptcies, sales or foreclosures could, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could negatively affect our results of operations. Hotel owners or franchisees in bankruptcy may not have sufficient assets to pay us termination fees or other unpaid fees or reimbursements we are owed under their agreements with us. Even if hotel owners or franchisees do not declare bankruptcy, the significant decline in revenues for most hotels has impacted the timely payment of amounts owed to us by some owners and franchisees, and could in the future materially impact the ability or willingness of owners and franchisees to fund working capital or pay us other amounts that we are entitled to on a timely basis or at all, which would adversely affect our liquidity. If a significant number of hotels exit our system as a result of COVID-19, whether as a result of an owner or franchisee bankruptcy, failure to pay amounts owed to us, a negotiated termination, or otherwise, our revenues and liquidity could be materially adversely affected. COVID-19 has also materially impacted, and could in the future materially impact, other non-hotel related sources of revenues for us, including for example our fees from our co-brand credit card arrangements, which have been and may continue to be affected by COVID-19’s impact on spending patterns of co-brand cardholders and acquisition of new co-brand cardholders. Also, testing our intangible assets or goodwill for impairments due to reduced revenues or cash flows could result in material charges.

•Risks Related to Owned and Leased Hotels: COVID-19 and its impact on travel has reduced demand at nearly all hotels, including our owned and leased hotels. As a result, most of our owned and leased properties are not generating revenue sufficient to meet expenses, which is adversely affecting our income and could in the future more significantly adversely affect the value of our owned and leased properties, potentially requiring us to recognize significant additional non-cash impairment charges to our results of operations.

•Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, we have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our personnel, implementing reduced work weeks for other personnel, offering a voluntary transition program for certain associates who may choose to leave the Company, and implementing plans to eliminate a significant number of above-property positions. Such steps, and further changes we expect to make in the future to reduce costs for us or our hotel owners or franchisees (including expected property-level restructuring plans), may negatively impact guest loyalty, owner preference, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, loss of our personnel, including as a result of voluntary separations or position eliminations, may cause us to experience operational challenges that impact guest loyalty, owner preference, and our market share, which could limit our ability to maintain or expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, position eliminations, furloughs or reduced work weeks could lead associates to depart the Company and could make it harder for us or the managers of our franchised properties to recruit new associates in the future. In addition, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our revenue and market share may suffer as a result. We have received demands or requests from labor unions that represent our associates and may face additional demands, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. COVID-19 could also negatively affect our internal control over financial and other reporting, as many of our personnel are on furlough and could be impacted by our restructuring plans that involve a voluntary transition program as well as position eliminations, and our remaining personnel are on reduced work weeks and often working from home. In addition, new processes, procedures and controls could be required to respond to changes in our business environment.

•Risks Related to Expenses: COVID-19 has caused us to incur additional expenses and will continue to cause us to incur additional expenses in the future which are not fully reimbursed or offset by revenues. For example, we have already incurred certain expenses related to furloughs, our voluntary transition program and position eliminations in certain regions, and we expect additional material charges related to these and other restructuring activities in future periods. Also, if a hotel closes and has employees covered by an underfunded multi-employer pension plan, we may need to pay withdrawal liability to the plan as result of such closure if it is determined that there has been a complete or partial withdrawal from the plan, and we may be unable to collect reimbursement from the hotel owner. In addition, COVID-19 could make it more likely that we have to fund shortfalls in operating profit under our agreements with some hotel owners or fund under financial guarantees we have made to third-party lenders for the timely repayment of all or a portion of certain hotel owners’ or franchisees’ debt related to hotels that we manage or franchise, beyond the additional guarantee reserves that we recorded in the 2020 first half. COVID-19 also makes it more likely our hotel owners or franchisees will default on loans we have made to them or will fail to reimburse us for guarantee advances. Our ability to recover loans and guarantee advances from hotel operations or from owners or franchisees through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. Even in situations where we are not obligated to provide funding to hotel owners, franchisees or joint ventures, we may choose to provide financial or other types of support to certain of these parties, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we or our hotel owners or franchisees will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or sufficiently mitigating the impacts of COVID-19. As a result of COVID-19, we or our hotel owners and franchisees could experience other short or longer-term impacts on costs, for example, related to enhanced health and hygiene requirements, such as our multi-pronged platform to elevate cleanliness standards and hospitality norms to respond to the health and safety challenges presented by COVID-19. These effects have and could continue to impact our ability to generate profits even after revenues improve.

•Risks Related to Growth: Our growth may be harmed by COVID-19. Many current and prospective hotel owners and franchisees are finding it difficult or impossible to obtain hotel financing on commercially viable terms. If COVID-19 or general economic weakness causes further deterioration in the capital markets for hotels, some projects that are in construction or development, including a few in which we have minority equity investments, may be unable to draw on existing financing commitments, and replacement financing may not be available or may only be available on less favorable terms. COVID-19 has caused and may continue to cause construction delays due to government restrictions and shortages of workers or supplies. As a result, some of the properties in our development pipeline will not enter our system when we anticipated, or at all. We have seen, and may continue to see, opening delays, a decrease in the rate at which new hotels enter our pipeline and an increase in the number of hotels that fall out of our pipeline as a result of project cancellations or other factors. These effects on our pipeline, delays, increased costs and other impediments to restructuring projects under development will reduce our ability to realize fees, recover loans and guarantee advances, or realize returns on equity investments from such projects. In addition, to the extent that a significant number of existing hotels exit our system as a result of COVID-19, the overall growth of our system and our business prospects could be negatively impacted.
•Risks Related to Funding: We made significant borrowings under our $4.5 billion Credit Facility to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19, and some of those borrowings remain outstanding. In addition, in the 2020 second quarter, we completed our offering of the Series EE Notes and Series FF Notes. Accordingly, our long-term debt has increased substantially since the onset of COVID-19, and could increase further. The increase in our level of debt may adversely affect our financial and operating activities or ability to source additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole. As a result of COVID-19, credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments, including the Credit Facility, our Series EE Notes and our Series FF Notes, is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our Credit Facility could trigger a cross-default, acceleration or other consequences under other indebtedness, financial instruments or agreements to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.
COVID-19, and the volatile regional and global economic conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, also give rise to, aggravate and impact our ability to allocate resources to mitigating the other risks that we identify below, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
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
Economic downturns and other global, national, and regional conditions could further impact our financial results and growth. Because we conduct our business on a global platform, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical conditions impact our activities. Our business is impacted by decreases in travel resulting from weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism. As discussed in “Risks Relating to COVID-19”, our performance has been materially affected by these conditions and could be further materially affected if these conditions worsen, arise in the future, or extend longer than anticipated, or in other circumstances that we are not able to predict or mitigate. Even after COVID-19 subsides or effective treatments or vaccines become available, our business, markets, growth prospects and business model could be materially impacted or altered.

In addition, U.S. government travel and travel associated with U.S. government operations are a significant part of our business, which can suffer due to U.S. federal spending cuts, government hiring or travel restrictions, or other spending limitations that may result from presidential or congressional action or inaction, including for example, a U.S. federal government shutdown, such as the partial shutdown that occurred in December 2018 and January 2019.
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
The growing significance of our operations outside of the U.S. makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. A significant number of rooms in our system are located outside of the U.S. and its territories, and our international operations, and resulting revenues, could continue to grow. This increasingly exposes us to the challenges and risks of doing business outside the U.S., many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, trade restrictions, and health and safety requirements; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, data localization requirements, currency regulations, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (5) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation; and (6) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
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
Risks relating to natural or man-made disasters, contagious disease, violence, or war have reduced the demand for lodging, which has adversely affected our revenues. We have seen a decline in travel and reduced demand for lodging due to so called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 situation, any one or more of these events may reduce the overall demand for lodging, limit the rates that we can obtain, and/or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer disproportionately, which could further hurt our revenues and profits.

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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of June 30, 2020, we had $17.5 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, residential, and our credit card programs. Under the terms of their agreements with us, these parties interact directly with guests and others under our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data or privacy incident involving guest information or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.

Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations, as we saw in the fourth quarter of 2018. Numerous collective bargaining agreements are typically subject to negotiation each year, and our past ability to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
Labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and impose limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by the operators of our franchised properties. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.
If we cannot attract and retain talented associates, or if we lose the services of senior executives, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. A shortage of skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and if we lose the services of one or more of our senior executives, we could experience challenges executing our business strategies or other adverse effects on our business. The impact of COVID-19 on the hospitality industry and employment actions that we and others in the hospitality industry have taken and may take in the future in response to COVID-19 may adversely affect our ability to attract and retain associates and executives in the future.
Insurance may not cover damage to, or losses involving, properties that we own, manage, or franchise, or other aspects of our business, and the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, pandemics, or liabilities that result from incidents involving the security of information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018, 2019 and 2020 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses in the property market in the following two years. Also, due to the Data Security Incident and the state of the cyber insurance market generally, the costs for our cyber insurance increased with both our 2019 and 2020 renewals, and the cost of such insurance could continue to increase for future policy periods. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
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
Development and other investing activities that involve our co-investment with third parties may result in disputes and may decrease our ability to manage risk. We have from time to time invested, and may continue to invest, in partnerships, joint ventures, and other business structures involving our co-investment with third parties. These investments generally include some form of shared control over the development of the asset or operations of the business and create added risks, including the possibility that other investors in such ventures could become bankrupt or otherwise lack the financial resources to meet their obligations, could have or develop business interests, policies, or objectives that are inconsistent with ours, could take action without our approval (or, conversely, prevent us from taking action without a third party’s approval), or could make requests contrary to our policies or objectives. Should a venture partner become bankrupt we could become liable for our partner’s share of the venture’s liabilities. Actions by a co-venturer might subject the assets owned by the venture or partnership to additional risk, such as increased project costs, project delays, or operational difficulties following project completion. Disagreements with our venture partners may result in litigation. These risks may be more likely to occur in difficult business environments like we are currently experiencing. We cannot assure you that our investments through partnerships or joint ventures will be successful in light of these risks.
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. We participate, through licensing agreements or directly or through noncontrolling interests, in the development and sale of residential properties associated with our brands, including residences and condominiums under many of our luxury and premium brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including risks that: (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future development partners of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership generally, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims or claims related to purchaser deposits, and the costs of resolving such claims may be significant.
Some hotel openings in our development pipeline and approved projects may be delayed or not result in new hotels, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction and subject to signed contracts, as well as hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including the risks described above in the risk factors entitled “Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments” and “COVID-19 has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time; Risks Related to Growth.” We have seen construction timelines for pipeline hotels lengthen due to competition for skilled construction labor, disruption in the supply chain for materials, and the impact of COVID-19 generally, and these circumstances could continue or worsen in the future. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
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
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., and three shareholder derivative lawsuits in the U.S. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations, such as the European Union’s General Data Protection Regulation. Responding to and resolving these lawsuits, claims and/or investigations could result in material remedial and other expenses which may not be covered by insurance, including any fines imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”), as discussed in Note 7, or by regulatory authorities in various other jurisdictions. Governmental authorities investigating or seeking information about the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final amount of the Proposed ICO Fine and any other fines or penalties) related to the Data Security Incident. In addition, two lawsuits have been filed against us related to, and various governmental authorities are investigating or seeking information about, the incident we announced on March 31, 2020 involving information for approximately 5.5 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access

Incident”). The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, other business partners or their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, other business partners, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on remote access to information systems in response to COVID-19 increases the Company’s exposure to potential cybersecurity incidents. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any additional significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or Company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, future compromises in the security of our information systems or those of our owners, franchisees, licensees, other business partners, or service providers or other future disruptions or compromises of data or systems could lead to an interruption in or other adverse effects on the operation of our systems or those of our owners, franchisees, licensees, other business partners, or service providers, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate satisfaction, retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
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
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws (such as the California Consumer Privacy Act and the New York Shield Act), payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative, judicial, or regulatory changes could be issued in the future. Compliance with changes in applicable data privacy laws and regulations (such as the California Consumer Privacy Act, the New York Shield Act and the invalidation of the E.U./U.S. Privacy Shield Agreement) and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, the ICO and certain other regulators also opened investigations into our privacy practices, including the representations in our privacy policies and how we handle individual rights requests. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to any imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
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
Other Risks
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” of our 2019 Form 10-K, in the 2018 fourth quarter, we identified a material weakness in internal control related to our accounting for our Loyalty Program, which we determined has been remediated as of June 30, 2020. If the additional controls and processes that we have implemented to remediate the material weakness prove to be insufficient or if we identify other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. The discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sale of Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 - April 30, 2020	—	$—	—	17.4
May 1, 2020 - May 31, 2020	—	$—	—	17.4
June 1, 2020 - June 30, 2020	—	$—	—	17.4
(1)On February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of June 30, 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility, with certain exceptions.

Item 5. Other Information
The Company sets forth the information below for the purpose of providing the disclosure required under Form 8-K Item 2.05 “Costs Associated with Exit or Disposal Activities.”
The Company has taken a number of steps to adapt its organization in response to the decline in lodging demand caused by COVID-19 and its expectation that it will be some time before lodging demand and RevPAR levels recover.
On August 6, 2020, the Company adopted a restructuring plan involving the elimination of a significant number of U.S. above-property positions, including the finalization of the Company’s previously announced voluntary transition program for U.S. above-property associates. The Company expects to substantially complete this plan by year-end 2020. Based on the Company’s preliminary estimate, this plan is currently expected to result in approximately $115 million to $135 million of charges. Substantially all of these charges relate to employee termination benefits and are expected to result in cash expenditures.
The Company’s global above-property restructuring activities, including the restructuring plan described above, are currently expected to result in approximately $125 million to $145 million of charges, primarily related to employee termination benefits.
The above estimates depend on numerous factors that remain subject to significant variability and do not include estimates for property-level plans for company-operated properties which are anticipated to be implemented over future quarters and expected to result in future charges.
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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 14, 2019 (File No. 001-13881).

10.1*	Amendment dated May 8, 2020 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Filed with this report.

10.2*	Summary of Marriott International, Inc. Director Compensation.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
* Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
10th day of August, 2020

/s/ Bao Giang Val Bauduin
Bao Giang Val Bauduin
Principal Accounting Officer (Duly Authorized Officer)