Form 10-Q
period 2020-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2020-11-06
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 324,331,716 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 30, 2020.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
REVENUES
Base management fees	$87	$291	$341	$882
Franchise fees	279	530	876	1,505
Incentive management fees	31	134	43	462
Gross fee revenues	397	955	1,260	2,849
Contract investment amortization	(48)	(16)	(94)	(45)
Net fee revenues	349	939	1,166	2,804
Owned, leased, and other revenue	116	393	445	1,186
Cost reimbursement revenue	1,789	3,952	6,788	11,611
	2,254	5,284	8,399	15,601
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	134	326	527	982
Depreciation, amortization, and other	53	52	275	162
General, administrative, and other	131	220	579	671
Restructuring and merger-related charges	1	9	5	191
Reimbursed expenses	1,683	4,070	6,801	12,069
	2,002	4,677	8,187	14,075
OPERATING INCOME	252	607	212	1,526
Gains and other income, net	2	10	3	16
Interest expense	(113)	(100)	(333)	(299)
Interest income	6	8	20	20
Equity in (losses) earnings	(20)	2	(54)	10
INCOME (LOSS) BEFORE INCOME TAXES	127	527	(152)	1,273
(Provision) benefit for income taxes	(27)	(140)	49	(279)
NET INCOME (LOSS)	$100	$387	$(103)	$994
EARNINGS (LOSS) PER SHARE
Earnings (loss) per share - basic	$0.31	$1.17	$(0.32)	$2.97
Earnings (loss) per share - diluted	$0.31	$1.16	$(0.32)	$2.95
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$100	$387	$(103)	$994
Other comprehensive income (loss):
Foreign currency translation adjustments	163	(182)	(87)	(111)
Derivative instrument adjustments and other, net of tax	(1)	4	2	(2)
Total other comprehensive income (loss), net of tax	162	(178)	(85)	(113)
Comprehensive income (loss)	$262	$209	$(188)	$881
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and equivalents	$1,577	$225
Accounts and notes receivable, net	1,791	2,395
Prepaid expenses and other	164	252
Assets held for sale	8	255
	3,540	3,127
Property and equipment, net	1,790	1,904
Intangible assets
Brands	5,947	5,954
Contract acquisition costs and other	2,607	2,687
Goodwill	9,035	9,048
	17,589	17,689
Equity method investments	517	577
Notes receivable, net	154	117
Deferred tax assets	202	154
Operating lease assets	757	888
Other noncurrent assets	599	595
	$25,148	$25,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,316	$977
Accounts payable	486	720
Accrued payroll and benefits	1,030	1,339
Liability for guest loyalty program	1,724	2,258
Accrued expenses and other	1,450	1,383
	6,006	6,677
Long-term debt	9,679	9,963
Liability for guest loyalty program	4,433	3,460
Deferred tax liabilities	146	290
Deferred revenue	1,615	840
Operating lease liabilities	817	882
Other noncurrent liabilities	2,223	2,236
Shareholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,798	5,800
Retained earnings	9,370	9,644
Treasury stock, at cost	(14,498)	(14,385)
Accumulated other comprehensive loss	(446)	(361)
	229	703
	$25,148	$25,051

See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net (loss) income	$(103)	$994
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	369	207
Share-based compensation	143	138
Income taxes	(289)	(98)
Liability for guest loyalty program	439	163
Contract acquisition costs	(103)	(140)
Restructuring and merger-related charges	(40)	137
Working capital changes	127	(404)
Gain on asset dispositions	—	(15)
Deferred revenue changes and other	1,080	208
Net cash provided by operating activities	1,623	1,190
INVESTING ACTIVITIES
Capital expenditures	(97)	(235)
Dispositions	260	4
Loan advances	(36)	(23)
Loan collections	6	49
Other	(22)	(38)
Net cash provided by (used in) investing activities	111	(243)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(2,260)	1,177
Issuance of long-term debt	3,556	852
Repayment of long-term debt	(1,278)	(621)
Issuance of Class A Common Stock	—	7
Dividends paid	(156)	(455)
Purchase of treasury stock	(150)	(1,828)
Share-based compensation withholding taxes	(100)	(132)
Other	(9)	(7)
Net cash used in financing activities	(397)	(1,007)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,337	(60)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	253	360
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$1,590	$300
(1)The 2020 amounts include beginning restricted cash of $28 million at December 31, 2019, and ending restricted cash of $13 million at September 30, 2020, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2020 and December 31, 2019, the results of our operations for the three and nine months ended September 30, 2020 and September 30, 2019, and cash flows for the nine months ended September 30, 2020 and September 30, 2019. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

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
Additionally, we recorded a provision for credit losses of $122 million in the 2020 first three quarters, primarily due to the negative economic impact caused by COVID-19 and our estimate of future economic conditions. The allowance for credit losses was $199 million at September 30, 2020.

NOTE 2. RESTRUCTURING CHARGES
Beginning in the 2020 second quarter, we initiated several regional restructuring plans to achieve cost savings in response to the decline in lodging demand caused by COVID-19. In the 2020 first three quarters, we recorded $305 million of restructuring charges for above-property, property-level, and owned and leased properties employee termination benefits, of which we present $46 million in the “Restructuring and merger-related charges” caption and $259 million in the “Reimbursed expenses” caption of our Income Statements. Our North America segment recorded $215 million of the total restructuring charges in the 2020 first three quarters.
In the 2020 first three quarters, we recorded $109 million of global above-property restructuring charges, primarily for employee termination benefits, of which we present $37 million in the “Restructuring and merger-related charges” caption and $72 million in the “Reimbursed expenses” caption of our Income Statements. Our global above-property restructuring activities are currently expected to result in approximately $115 million to $125 million of charges, including amounts already expensed. We expect to substantially complete the programs relating to our above-property organization by year-end 2020.
In the 2020 first three quarters, we recorded $196 million of property-level and owned and leased properties restructuring charges for employee termination benefits, of which we present $9 million in the “Restructuring and merger-related charges” caption and $187 million in the “Reimbursed expenses” caption of our Income Statements. We anticipate additional property-level and owned and leased properties restructuring charges in future quarters.
The following table presents our restructuring reserve activity during the period:

($ in millions)	Employee termination costs
Balance at December 31, 2019	$—
Charges	305
Cash payments	(82)
Other	(6)
Balance at September 30, 2020, classified in “Accrued expense and other”	$217
NOTE 3. DISPOSITIONS
In the 2020 first quarter, we sold a North America property for $268 million. We will continue to operate the hotel under a long-term management agreement.
NOTE 4. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Computation of Basic Earnings Per Share
Net income (loss)	$100	$387	$(103)	$994
Shares for basic earnings (loss) per share	325.9	329.9	325.7	334.4
Basic earnings (loss) per share	$0.31	$1.17	$(0.32)	$2.97
Computation of Diluted Earnings (Loss) Per Share
Net income (loss)	$100	$387	$(103)	$994
Shares for basic earnings (loss) per share	325.9	329.9	325.7	334.4
Effect of dilutive securities
Share-based compensation (1)	0.9	2.6	—	2.8
Shares for diluted earnings (loss) per share	326.8	332.5	325.7	337.2
Diluted earnings (loss) per share	$0.31	$1.16	$(0.32)	$2.95
(1) For the calculation of diluted loss per share for the nine months ended September 30, 2020, we excluded share-based compensation securities of 1.2 million because the effect was anti-dilutive.

NOTE 5. SHARE-BASED COMPENSATION
We granted 3.4 million restricted stock units (“RSUs”) during the 2020 first three quarters to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2020 first three quarters to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, active Marriott Bonvoy™ loyalty member growth, and adjusted operating income growth over, or at the end of, a three-year performance period. RSUs, including PSUs, granted in the 2020 first three quarters had a weighted average grant-date fair value of $101 per unit.
We recorded share-based compensation expense for RSUs and PSUs of $49 million in the 2020 third quarter and $44 million in the 2019 third quarter, $134 million in the 2020 first three quarters, and $130 million in the 2019 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $372 million at September 30, 2020 and $176 million at December 31, 2019.
NOTE 6. INCOME TAXES
Our effective tax rate was 21.6 percent for the 2020 third quarter compared to 26.4 percent for the 2019 third quarter. The decrease in our effective tax rate was primarily due to the reduction of the accrual for the ICO fine described in Note 7, which had no tax impact.
Our effective tax rate was a benefit of 32.0 percent for the 2020 first three quarters compared to a provision of 21.9 percent for the 2019 first three quarters. The change in our effective tax rate was primarily due to a more favorable impact from stock based compensation, which was partially offset by an unfavorable impact from uncertain tax positions.
We paid cash for income taxes, net of refunds, of $240 million in the 2020 first three quarters and $376 million in the 2019 first three quarters.
NOTE 7. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at September 30, 2020 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$6
Operating profit	183	107
Other	18	4
	$254	$117

Our maximum potential guarantees listed in the preceding table include $79 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. We granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We accounted for the put option as a guarantee, and our recorded liability at September 30, 2020 was $57 million.

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
Expenses and Insurance Recoveries
In the 2020 third quarter, we recorded a $35 million net reversal of expenses and $4 million of accrued insurance recoveries, and in the 2019 third quarter, we recorded $6 million of expenses and $9 million of accrued insurance recoveries, related to the Data Security Incident. In the 2020 first three quarters, we recorded a $17 million net reversal of expenses and $24 million of accrued insurance recoveries, and in the 2019 first three quarters, we recorded $198 million of expenses and $77 million of accrued insurance recoveries, related to the Data Security Incident. We received insurance recoveries of $1 million in the 2020 third quarter, $6 million in the 2019 third quarter, $45 million in the 2020 first three quarters, and $58 million in the 2019 first three quarters. The net reversal of expenses for the 2020 third quarter and year-to-date is primarily due to the reduction of the accrual for the ICO fine further described below. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Restructuring and merger-related charges” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed against us and certain of our current officers and directors on December 1, 2018, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. The MDL proceeding also includes two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company, certain of its officers and certain current and former members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. A separate shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of its officers and certain current and former members of our Board of Directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case will not be consolidated with the MDL proceeding. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. We have filed motions to dismiss in each of these cases, some of which have been denied, but the cases generally remain at an early stage. There has been some consolidation of the Canadian cases, with five cases now pending across five provinces, and we expect there could be further consolidation in the future. In April 2019, we received a letter purportedly on behalf of a shareholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against the Company’s current and certain former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing. In addition, on August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 (the “U.K. DPA”) in connection with the Data Security Incident. We dispute all of the allegations in this purported action and will vigorously defend against any such claims. On November 5, 2020, the court issued an order with the consent of all parties staying this action pending resolution of another case raising similar issues, but not involving the Company, that is pending before the U.K. Supreme Court.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. With the exception of the ICO proceeding, these matters generally remain open. In July 2019, the ICO issued a formal notice of intent under the U.K. DPA proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident. We submitted written responses to the ICO vigorously defending our position and have engaged with the ICO regarding the Data Security Incident and proposed fine. We mutually agreed with the ICO to an extension of the regulatory process until October 30, 2020, and on October 30, 2020 the ICO issued a final decision under the U.K. DPA. The decision includes a fine of £18.4 million. The Company does not intend to appeal the ICO’s decision, but has made no admission of liability in relation to the decision or the underlying allegations. Our accrual for this loss contingency, which we present in the “Accrued expenses and other” caption of our Balance Sheets, was $65 million at December 31, 2019, and $23 million at September 30, 2020.
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
NOTE 8. LEASES
The following table presents our future minimum lease payments as of September 30, 2020:

($ in millions)	Operating Leases	Finance Leases
2020, remaining	$50	$3
2021	176	13
2022	171	13
2023	120	14
2024	111	14
Thereafter	602	151
Total minimum lease payments	$1,230	$208
Less: Amount representing interest	(266)	(55)
Present value of minimum lease payments	$964	$153

Current (1)	147	6
Noncurrent (2)	817	147
	$964	$153
(1)Operating leases recorded in the “Accrued expenses and other” and finance leases recorded in the “Current portion of long-term debt” captions of our Balance Sheets.

(2)Operating leases recorded in the “Operating lease liabilities” and finance leases recorded in the “Long-term debt” captions of our Balance Sheets.
As of September 30, 2020, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.
We recorded impairment charges for right-of-use assets and property and equipment, including leasehold improvements, of $105 million in the 2020 first three quarters in the “Depreciation, amortization, and other” caption of our Income Statements relating to the impact of COVID-19 on several North America leased hotels. We determined that we may not be able to fully recover the carrying amount of these North America hotel leases after evaluating the assets for recovery due to declines in market performance and future cash flow projections. We estimated the fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates, and demand trends.

NOTE 9. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at the end of the 2020 third quarter and year-end 2019:

	At Period End
($ in millions)	September 30, 2020	December 31, 2019
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	$173	$349
Series M Notes, interest rate of 3.4%, face amount of $350, matured October 15, 2020 (effective interest rate of 3.6%)	—	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	399	398
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	450	449
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	346	346
Series Q Notes, interest rate of 2.3%, face amount of $399, maturing January 15, 2022 (effective interest rate of 2.5%)	398	747
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	745	744
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	330	332
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	291	291
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	444	444
Series Y Notes, floating rate, face amount of $550, maturing December 1, 2020 (effective interest rate of 0.8% at September 30, 2020)	550	549
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	348	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 0.9% at September 30, 2020)	300	299
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	590	564
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	229	543
Series EE Notes, interest rate of 5.8%, face amount of $1,600, maturing May 1, 2025 (effective interest rate of 6.0%)	1,582	—
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	985	—
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	984	—

Commercial paper	30	3,197
Credit Facility	900	—
Finance lease obligations	153	157
Other	180	247
	$10,995	$10,940
Less current portion	(1,316)	(977)
	$9,679	$9,963

We paid cash for interest, net of amounts capitalized, of $234 million in the 2020 first three quarters and $247 million in the 2019 first three quarters.
We are party to a multicurrency revolving credit agreement (as amended, the “Credit Facility”) that provides for up to $4.5 billion of aggregate effective borrowings to support our commercial paper program and general corporate needs, including working capital, capital expenditures, letters of credit, and acquisitions. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In the 2020 first three quarters, we made borrowings of $4.5 billion and repayments of $3.6 billion, reducing the total outstanding borrowings under the Credit Facility to $0.9 billion as of September 30, 2020.
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

In August 2020, we issued $1.0 billion aggregate principal amount of 3.500 percent Series GG Notes due October 15, 2032 (the “Series GG Notes”). We will pay interest on the Series GG Notes in April and October of each year, commencing in April 2021. We received net proceeds of approximately $984 million from the offering of the Series GG Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including the repayment of a portion of our outstanding borrowings under the Credit Facility.
NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	September 30, 2020		December 31, 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$154	$136	$117	$112
Total noncurrent financial assets	$154	$136	$117	$112

Senior Notes	$(8,432)	$(8,814)	$(6,441)	$(6,712)
Commercial paper / Credit Facility	(930)	(930)	(3,197)	(3,197)
Other long-term debt	(170)	(172)	(174)	(179)
Other noncurrent liabilities	(160)	(160)	(196)	(196)
Total noncurrent financial liabilities	$(9,692)	$(10,076)	$(10,008)	$(10,284)
The carrying value of our Credit Facility borrowings approximate fair value because they bear interest at a market rate. See Note 13. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2019 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 11. ACCUMULATED OTHER COMPREHENSIVE LOSS AND SHAREHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2020 first three quarters and 2019 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive (loss) income before reclassifications (1)	(87)	12	(75)
Reclassification adjustments	—	(10)	(10)
Net other comprehensive (loss) income	(87)	2	(85)
Balance at September 30, 2020	$(455)	$9	$(446)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive income (loss) before reclassifications (1)	(111)	6	(105)
Reclassification adjustments	—	(8)	(8)
Net other comprehensive (loss) income	(111)	(2)	(113)
Balance at September 30, 2019	$(514)	$10	$(504)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in losses of $21 million for the 2020 first three quarters and gains of $20 million for the 2019 first three quarters.

The following tables detail the changes in common shares outstanding and shareholders’ (deficit) equity for the 2020 first three quarters and 2019 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.0	Balance at year-end 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)
—	Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—	Net income	31	—	—	31	—	—
—	Other comprehensive loss	(378)	—	—	—	—	(378)
—	Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.2	Share-based compensation plans	(55)	—	(89)	—	34	—
(1.0)	Purchase of treasury stock	(150)	—	—	—	(150)	—
324.2	Balance at March 31, 2020	(20)	5	5,711	9,504	(14,501)	(739)
—	Net loss	(234)	—	—	(234)	—	—
—	Other comprehensive income	131	—	—	—	—	131
0.1	Share-based compensation plans	44	—	42	—	2	—
324.3	Balance at June 30, 2020	(79)	5	5,753	9,270	(14,499)	(608)
—	Net income	100	—	—	100	—	—
—	Other comprehensive income	162	—	—	—	—	162
—	Share-based compensation plans	46	—	45	—	1	—
324.3	Balance at September 30, 2020	$229	$5	$5,798	$9,370	$(14,498)	$(446)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
339.1	Balance at year-end 2018 (as adjusted)	$2,225	$5	$5,814	$8,982	$(12,185)	$(391)
—	Adoption of ASU 2016-02	1	—	—	1	—	—
—	Net income	375	—	—	375	—	—
—	Other comprehensive income	31	—	—	—	—	31
—	Dividends ($0.41 per share)	(139)	—	—	(139)	—	—
1.7	Share-based compensation plans	(62)	—	(108)	—	46	—
(6.7)	Purchase of treasury stock	(828)	—	—	—	(828)	—
334.1	Balance at March 31, 2019	1,603	5	5,706	9,219	(12,967)	(360)
—	Net income	232	—	—	232	—	—
—	Other comprehensive income	34	—	—	—	—	34
—	Dividends ($0.48 per share)	(159)	—	—	(159)	—	—
0.2	Share-based compensation plans	30	—	23	—	7	—
(3.7)	Purchase of treasury stock	(500)	—	—	—	(500)	—
330.6	Balance at June 30, 2019	1,240	5	5,729	9,292	(13,460)	(326)
—	Net income	387	—	—	387	—	—
—	Other comprehensive loss	(178)	—	—	—	—	(178)
—	Dividends ($0.48 per share)	(157)	—	—	(157)	—	—
0.1	Share-based compensation plans	46	—	44	—	2	—
(3.8)	Purchase of treasury stock	(500)	—	—	—	(500)	—
326.9	Balance at September 30, 2019	$838	$5	$5,773	$9,522	$(13,958)	$(504)

NOTE 12. CONTRACTS WITH CUSTOMERS
Our current and noncurrent Loyalty Program liability increased by $439 million, to $6,157 million at September 30, 2020, from $5,718 million at December 31, 2019, primarily reflecting an increase in points earned by members, partially offset by $823 million of revenue recognized in the 2020 first three quarters, that was deferred as of December 31, 2019. The current portion of our Loyalty Program liability decreased compared to December 31, 2019 due to lower estimated redemptions in the short-term as a result of COVID-19.
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
We evaluate the performance of our operating segments using “segment profits/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, merger-related costs, or above-property restructuring charges. We assign gains and losses, equity in earnings or losses from our joint ventures, direct general, administrative, and other expenses, and other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues, including license fees we receive from our credit card programs, fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments as well as results of our CALA operating segment.
Our President and Chief Executive Officer, who is our chief operating decision maker, monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2020 third quarter, 2019 third quarter, 2020 first three quarters, and 2019 first three quarters:

	Three Months Ended September 30, 2020
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$201	$55	$27	$283
Contract investment amortization	(43)	(1)	(3)	(47)
Net fee revenues	158	54	24	236
Owned, leased, and other revenue	36	22	26	84
Cost reimbursement revenue	1,392	81	112	1,585
Total reportable segment revenue	$1,586	$157	$162	$1,905
Unallocated corporate and other				349
Total revenue				$2,254

	Three Months Ended September 30, 2019
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$570	$114	$113	$797
Contract investment amortization	(13)	(1)	(2)	(16)
Net fee revenues	557	113	111	781
Owned, leased, and other revenue	171	39	142	352
Cost reimbursement revenue	3,440	133	247	3,820
Total reportable segment revenue	$4,168	$285	$500	$4,953
Unallocated corporate and other				331
Total revenue				$5,284

	Nine Months Ended September 30, 2020
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$720	$112	$81	$913
Contract investment amortization	(76)	(6)	(9)	(91)
Net fee revenues	644	106	72	822
Owned, leased, and other revenue	155	60	126	341
Cost reimbursement revenue	5,686	246	395	6,327
Total reportable segment revenue	$6,485	$412	$593	$7,490
Unallocated corporate and other				909
Total revenue				$8,399

	Nine Months Ended September 30, 2019
($ in millions)	North America	Asia Pacific	EMEA	Total
Gross fee revenues	$1,711	$344	$306	$2,361
Contract investment amortization	(35)	(2)	(6)	(43)
Net fee revenues	1,676	342	300	2,318
Owned, leased, and other revenue	534	130	408	1,072
Cost reimbursement revenue	10,336	393	721	11,450
Total reportable segment revenue	$12,546	$865	$1,429	$14,840
Unallocated corporate and other				761
Total revenue				$15,601
Segment Profits and Losses

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
North America	$66	$493	$188	$1,575
Asia Pacific	32	81	(19)	276
EMEA	(21)	98	(154)	251
Unallocated corporate and other	157	(53)	146	(550)
Interest expense, net of interest income	(107)	(92)	(313)	(279)
(Provision) benefit for income taxes	(27)	(140)	49	(279)
Net income (loss)	$100	$387	$(103)	$994

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the expected effects on our business of COVID-19, including the performance of the Company’s hotels; RevPAR and occupancy trends and expectations; the nature and impact of contingency plans, restructuring plans and cost reduction plans; rooms growth; our liquidity expectations; our capital expenditures and other investment spending expectations; other statements throughout this report that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. Risks that could affect our results of operations, liquidity and capital resources, and other aspects of our business discussed in this Form 10-Q include the duration and scope of COVID-19, including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals have taken or may take in response to the pandemic, including limiting or banning travel and/or in-person gatherings or imposing occupancy or other restrictions on lodging or other facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; the pace of recovery when the pandemic subsides or effective treatments or vaccines become available; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps we and our property owners and franchisees take to reduce operating costs and/or enhance certain health and cleanliness protocols at our hotels; the impacts of our employee furloughs and reduced work week schedules implemented during portions of 2020, our voluntary transition program and our other restructuring activities; competitive conditions in the lodging industry; relationships with clients and property owners; the availability of capital to finance hotel growth and refurbishment; the extent to which we experience adverse effects from data security incidents; and changes in tax laws in countries in which we earn significant income. In addition, see the “Item 1A. Risk Factors” caption in the “Part II-OTHER INFORMATION” section of this report.
As discussed in this Form 10-Q, COVID-19 is materially impacting our operations and financial results. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate the other risk factors that we identify under the “Item 1A. Risk Factors” caption in the “Part II-OTHER INFORMATION” section of this report, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under 30 brands at the end of the 2020 third quarter. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: North

America; Asia Pacific; and Europe, Middle East and Africa (“EMEA”). Our Caribbean and Latin America (“CALA”) operating segment does not meet the criteria for separate disclosure as a reportable segment.
We earn base management fees and, under many agreements, incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. For our hotels in the Middle East and Africa and in the Asia Pacific region, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit”) less non-controllable expenses such as property insurance, real estate taxes, and capital spending reserves. Additionally, we earn franchise fees for use of our intellectual property, including fees from our co-brand credit card, timeshare, and residential programs.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 (the “U.K. DPA”) proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident. We mutually agreed with the ICO to an extension of the regulatory process until October 30, 2020, and on October 30, 2020 the ICO issued a final decision under the U.K. DPA. The decision includes a fine of £18.4 million. The Company does not intend to appeal the ICO’s decision, but has made no admission of liability in relation to the decision or the underlying allegations. In the 2019 second quarter, we recorded an accrual for this loss contingency in the full amount of the fine initially proposed by the ICO in July 2019, which we recorded in the “Accrued expenses and other” caption of our Balance Sheets and in the “Restructuring and merger-related charges” caption of our Income Statements, and we subsequently reduced the accrual to $65 million at December 31, 2019, based on the ongoing proceeding, and further reduced the accrual to $23 million at September 30, 2020 based on the ICO’s issuance of the final decision. See Note 7 for additional information.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. As we expected, the cost of such insurance again increased for our current policy period, and the cost of such insurance could continue to increase for future policy periods. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 7 for information related to expenses incurred in the 2020 third quarter and 2020 first three quarters, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
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
Impact of COVID-19
COVID-19, which first impacted our business in Greater China beginning in January 2020, continues to have a material impact on our business, our company, and our industry. This impact started in Greater China, moved quickly into the rest of Asia Pacific and the European markets, and spread globally by March 2020. As the pandemic accelerated around the world, worldwide comparable systemwide constant dollar RevPAR fell sharply. As a result, our fee revenue and revenue from owned and leased properties declined significantly during the 2020 first three quarters, and we expect year-over-year declines to continue for the remainder of 2020. We expect that prior levels of business will not return until at least after 2021.
Although conditions remain volatile around the world, global occupancy levels and RevPAR continued to improve through the 2020 third quarter compared to the extremely low levels reached in April 2020. However, the pace of recovery generally began to plateau towards the end of the third quarter in most regions, and this flattening of demand has continued into the first few weeks of the fourth quarter. Worldwide comparable systemwide constant dollar RevPAR declined 23 percent in the 2020 first quarter, 84 percent in the 2020 second quarter, and 66 percent in the 2020 third quarter (with declines of 70 percent in July, 63 percent in August, and 64 percent in September), compared to the same periods in 2019. Worldwide, approximately 6 percent of our hotels were closed as of November 4, 2020, compared to 25 percent as of May 8, 2020. However, this progress is uneven. Recent increases in COVID-19 cases in many parts of the world have constrained the speed of recovery and could continue to have a dampening impact on demand. Demand is still being primarily driven by leisure travelers, and we have not seen meaningful demand return from business and group travelers.
Of our geographic regions, Greater China experienced the greatest improvement in demand compared to the 2020 second quarter, driven by domestic leisure travel, while demand in the rest of Asia Pacific has generally improved at a much slower pace. In our Europe, Middle East, and Africa region, leisure demand drove RevPAR improvements in the 2020 third quarter compared to the 2020 second quarter, though increases in COVID-19 cases in Europe and resulting increases in government restrictions began anew in September 2020, which may negatively impact the recovery in the 2020 fourth quarter. In North America, demand continued to improve through the 2020 third quarter, primarily driven by leisure travel and by travelers within driving range of their destinations, though the pace of improvement has moderated more recently.
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
We have taken a number of steps to adapt our organization in response to the decline in lodging demand caused by COVID-19 and our expectation that it will be some time before lodging demand and RevPAR levels recover. We implemented temporary furloughs and reduced work week schedules for above-property associates, most of which ended in September 2020. As part of the realignment of our above-property organization, we implemented a voluntary transition program for certain associates, and we eliminated a significant number of above-property positions. We have implemented and are continuing to develop restructuring plans to achieve cost savings specific to each of our company-operated properties. See Note 2 for more information about our restructuring activities.
At the property level, we continue to work with owners and franchisees to lower their cash outlays. The steps we have taken to date include deferring renovations, certain hotel initiatives and brand standard audits for hotel owners and franchisees; reducing the amount of certain charges for systemwide programs and services; offering a delay in payment terms for certain charges in the 2020 second quarter; and supporting owners and franchisees who are working with their lenders to utilize furniture, fixtures, and equipment (FF&E) reserves to meet working capital needs. We have significantly lowered the reimbursed expenses we incur on behalf of our owners and franchisees to provide centralized programs and services such as the Loyalty Program, reservations, marketing and sales, which we generally collect through cost reimbursement revenue on the basis of hotel revenue or program usage. In the 2020 fourth quarter, we received an Employee Retention Tax Credit refund from the U.S. Treasury of $119 million under the Coronavirus Aid, Relief, and Economic Security Act, nearly 80 percent of which relates to hotels that we manage on behalf of owners. Accordingly, we expect to pass $94 million of this credit through to the hotels in the 2020 fourth quarter.
The impact of COVID-19 on the Company remains dynamic, as does our corporate and property-level response, and we expect to continue to assess and may implement additional measures to adapt our operations and plans as we evaluate the implications of COVID-19 on our business. We expect the impact of COVID-19 to be material until at least beyond 2021. The overall operational and financial impact is highly dependent on the breadth and duration of COVID-19, including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines, and could be affected by other factors we are not currently able to predict.
System Growth and Pipeline
At the end of the 2020 third quarter, our system had 7,579 properties (1,413,654 rooms), compared to 7,349 properties (1,380,921 rooms) at year-end 2019 and 7,205 properties (1,361,912 rooms) at the end of the 2019 third quarter. COVID-19 will likely result in significantly lower new room additions than we had budgeted for 2020 and has negatively impacted the number of new contract signings. We currently expect net rooms growth of 2.5 to 3 percent for full year 2020.
At the end of the 2020 third quarter, we had more than 496,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and roughly 25,000 hotel rooms approved for development but not yet under signed contracts. Approximately 228,000 rooms in our development pipeline were under construction at the end of the 2020 third quarter. Over half of the rooms in our development pipeline are outside North America.
Properties and Rooms
At September 30, 2020, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
North America	808	243,078	4,667	670,721	26	6,483	5,501	920,282
Asia Pacific	675	193,989	136	35,857	2	407	813	230,253
EMEA	492	109,695	396	71,483	25	5,738	913	186,916
CALA	117	23,013	131	27,419	13	3,016	261	53,448
Timeshare	—	—	91	22,755	—	—	91	22,755
Total	2,092	569,775	5,421	828,235	66	15,644	7,579	1,413,654

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended September 30, 2020 and Change vs. Three Months Ended September 30, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
Comparable Company-Operated Properties
North America	$33.78	(78.0)%	22.9%	(55.3)%	pts.	$147.65	(24.9)%
Asia Pacific	$47.18	(52.4)%	45.0%	(28.7)%	pts.	$104.83	(22.1)%
CALA	$22.15	(78.2)%	16.7%	(44.8)%	pts.	$132.54	(19.9)%
Europe	$33.34	(81.9)%	18.0%	(62.5)%	pts.	$185.36	(19.1)%
Middle East & Africa	$34.17	(61.6)%	25.8%	(40.0)%	pts.	$132.30	(2.0)%
EMEA (1)	$33.70	(76.4)%	21.4%	(52.7)%	pts.	$157.39	(18.3)%
International - All (2)	$39.97	(65.7)%	33.6%	(39.3)%	pts.	$118.96	(25.5)%
Worldwide (3)	$37.09	(72.2)%	28.6%	(46.7)%	pts.	$129.61	(26.9)%
Comparable Systemwide Properties
North America	$42.85	(65.4)%	37.0%	(40.3)%	pts.	$115.82	(27.6)%
Asia Pacific	$46.80	(53.8)%	42.9%	(30.5)%	pts.	$109.17	(21.0)%
CALA	$15.61	(82.0)%	14.7%	(45.0)%	pts.	$106.24	(26.8)%
Europe	$34.36	(78.6)%	20.8%	(58.7)%	pts.	$165.11	(18.0)%
Middle East & Africa	$31.93	(62.4)%	25.3%	(40.7)%	pts.	$126.03	(2.1)%
EMEA (1)	$33.60	(75.4)%	22.2%	(53.1)%	pts.	$151.10	(16.7)%
International - All (2)	$37.42	(67.4)%	30.7%	(41.9)%	pts.	$122.06	(22.8)%
Worldwide (3)	$41.24	(65.9)%	35.1%	(40.8)%	pts.	$117.44	(26.4)%

	Nine Months Ended September 30, 2020 and Change vs. Nine Months Ended September 30, 2019
	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
Comparable Company-Operated Properties
North America	$54.93	(64.8)%	29.8%	(46.8)%	pts.	$184.08	(9.7)%
Asia Pacific	$42.30	(56.8)%	36.4%	(34.1)%	pts.	$116.34	(16.2)%
CALA	$53.66	(57.8)%	25.7%	(38.0)%	pts.	$208.81	4.4%
Europe	$39.95	(73.9)%	22.9%	(51.7)%	pts.	$174.44	(15.1)%
Middle East & Africa	$48.31	(50.5)%	34.2%	(32.0)%	pts.	$141.20	(4.2)%
EMEA (1)	$43.62	(66.1)%	27.9%	(43.0)%	pts.	$156.53	(13.8)%
International - All (2)	$43.71	(61.0)%	32.2%	(37.9)%	pts.	$135.63	(15.2)%
Worldwide (3)	$48.91	(63.1)%	31.1%	(42.0)%	pts.	$157.20	(13.3)%
Comparable Systemwide Properties
North America	$51.16	(57.7)%	37.8%	(37.0)%	pts.	$135.36	(16.3)%
Asia Pacific	$42.60	(57.1)%	35.7%	(34.7)%	pts.	$119.45	(15.3)%
CALA	$41.44	(60.9)%	24.2%	(37.7)%	pts.	$171.10	—%
Europe	$37.10	(72.0)%	23.9%	(49.3)%	pts.	$155.31	(14.2)%
Middle East & Africa	$45.63	(51.0)%	33.6%	(32.4)%	pts.	$135.90	(3.6)%
EMEA (1)	$39.80	(66.9)%	27.0%	(44.0)%	pts.	$147.66	(12.8)%
International - All (2)	$41.27	(62.1)%	30.6%	(39.0)%	pts.	$134.98	(13.8)%
Worldwide (3)	$48.23	(59.0)%	35.7%	(37.6)%	pts.	$135.27	(15.6)%
(1)Includes Europe and Middle East & Africa.
(2)Includes Asia Pacific, CALA, and EMEA.
(3)Includes North America and International - All.

CONSOLIDATED RESULTS
Our results declined in the 2020 third quarter and the 2020 first three quarters compared to 2019, primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2020 first three quarters and to date, and the discussion below for additional analysis of our consolidated results of operations for the 2020 third quarter compared to the 2019 third quarter and for the 2020 first three quarters compared to the 2019 first three quarters.
Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change 2020 vs. 2019		September 30, 2020	September 30, 2019	Change 2020 vs. 2019
Base management fees	$87	$291	$(204)	(70)%	$341	$882	$(541)	(61)%
Franchise fees	279	530	(251)	(47)%	876	1,505	(629)	(42)%
Incentive management fees	31	134	(103)	(77)%	43	462	(419)	(91)%
Gross fee revenues	397	955	(558)	(58)%	1,260	2,849	(1,589)	(56)%
Contract investment amortization	(48)	(16)	32	200%	(94)	(45)	49	109%
Net fee revenues	$349	$939	$(590)	(63)%	$1,166	$2,804	$(1,638)	(58)%
The decreases in base management and franchise fees primarily reflected lower RevPAR and lower co-brand credit card fees of $22 million in the 2020 third quarter and $64 million in the 2020 first three quarters due to COVID-19.
The decreases in incentive management fees were primarily due to COVID-19. In the 2020 first quarter, we did not recognize incentive management fees. In the 2020 second and third quarters, we recognized incentive management fees from certain hotels, primarily in Asia Pacific, for which we estimate that a reversal of such fees is not probable.
Contract investment amortization increased primarily due to higher impairments of investments in management and franchise contracts ($30 million in the 2020 third quarter and $42 million in the 2020 first three quarters).
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change 2020 vs. 2019		September 30, 2020	September 30, 2019	Change 2020 vs. 2019
Owned, leased, and other revenue	$116	$393	$(277)	(70)%	$445	$1,186	$(741)	(62)%
Owned, leased, and other - direct expenses	134	326	(192)	(59)%	527	982	(455)	(46)%
	$(18)	$67	$(85)	(127)%	$(82)	$204	$(286)	(140)%
Owned, leased, and other revenue, net of direct expenses decreased primarily due to lower demand at and the temporary closure of certain of our owned and leased hotels due to COVID-19, as well as lower owned and leased profits attributable to hotels sold in the 2019 fourth and 2020 first quarters ($16 million for the 2020 first three quarters).

Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change 2020 vs. 2019		September 30, 2020	September 30, 2019	Change 2020 vs. 2019
Cost reimbursement revenue	$1,789	$3,952	$(2,163)	(55)%	$6,788	$11,611	$(4,823)	(42)%
Reimbursed expenses	1,683	4,070	(2,387)	(59)%	6,801	12,069	(5,268)	(44)%
	$106	$(118)	$224	190%	$(13)	$(458)	$445	97%

Cost reimbursement revenue, net of reimbursed expenses, varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The change in cost reimbursements (cost reimbursement revenue, net of reimbursed expenses) in the 2020 third quarter and the 2020 first three quarters primarily reflects the performance of the Loyalty Program, which had lower program expenses and redemptions. The change in the 2020 first three quarters was partially offset by lower revenues, net of expenses, for our reservations and marketing activities.
Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change 2020 vs. 2019		September 30, 2020	September 30, 2019	Change 2020 vs. 2019
Depreciation, amortization, and other	$53	$52	$1	2%	$275	$162	$113	70%
General, administrative, and other	131	220	(89)	(40)%	579	671	(92)	(14)%
Restructuring and merger-related charges	1	9	(8)	(89)%	5	191	(186)	(97)%
Depreciation, amortization, and other expenses increased in the 2020 first three quarters primarily due to operating lease impairment charges recorded in the 2020 first and second quarters, which we discuss in Note 8.
General, administrative, and other expenses decreased primarily due to lower administrative costs due to our cost reduction measures. The decrease in the 2020 first three quarters was partially offset by a higher provision for credit losses and higher guarantee reserves primarily due to the negative current and expected economic impact of COVID-19 ($113 million).
Restructuring and merger-related charges decreased slightly in the 2020 third quarter with the reduction of the accrual for the ICO fine discussed in Note 7 ($39 million reversal of expense) being offset by $40 million of restructuring charges recorded in the 2020 third quarter.
Restructuring and merger-related charges decreased in the 2020 first three quarters primarily due to the ICO fine discussed in Note 7 ($165 million, representing the 2019 second quarter accrual and the 2020 third quarter reversal), the 2019 second quarter impairment charge of a legacy-Starwood office building ($34 million), and lower integration costs ($19 million). The decrease was partially offset by $46 million of restructuring charges recorded in the 2020 first three quarters.
Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change 2020 vs. 2019		September 30, 2020	September 30, 2019	Change 2020 vs. 2019
Gains and other income, net	$2	$10	$(8)	(80)%	$3	$16	$(13)	(81)%
Interest expense	(113)	(100)	13	13%	(333)	(299)	34	11%
Interest income	6	8	(2)	(25)%	20	20	—	—%
Equity in (losses) earnings	(20)	2	(22)	(1,100)%	(54)	10	(64)	(640)%
Interest expense increased, primarily due to higher interest on Senior Note issuances, net of maturities ($34 million in the 2020 third quarter and $59 million in the 2020 first three quarters), partially offset by lower interest on commercial paper ($13 million in the 2020 third quarter and $14 million in the 2020 first three quarters).
Equity in earnings decreased, primarily due to losses as a result of COVID-19.

Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change 2020 vs. 2019		September 30, 2020	September 30, 2019	Change 2020 vs. 2019
(Provision) benefit for income taxes	$(27)	$(140)	$(113)	(81)%	$49	$(279)	$(328)	(118)%
Our tax provision in the 2020 third quarter, compared to our tax provision in the 2019 third quarter, primarily reflected the decrease in operating income ($92 million), and the prior year tax expense incurred for U.S. tax on GILTI ($16 million).
Our tax benefit in the 2020 first three quarters, compared to our tax provision in the 2019 first three quarters, primarily reflected the decrease in operating income ($286 million), the current year tax benefit from impairment charges ($41 million), and the prior year tax expense incurred for U.S. tax on GILTI ($38 million). The change was partially offset by lower tax deductions for share-based payments ($15 million).
BUSINESS SEGMENTS
Our segment results declined in the 2020 third quarter and the 2020 first three quarters compared to 2019 primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2020 first three quarters and to date and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2020	September 30, 2019	Change 2020 vs. 2019		September 30, 2020	September 30, 2019	Change 2020 vs. 2019
North America
Segment revenues	$1,586	$4,168	$(2,582)	(62)%	$6,485	$12,546	$(6,061)	(48)%
Segment profits	66	493	(427)	(87)%	188	1,575	(1,387)	(88)%
Asia Pacific
Segment revenues	157	285	(128)	(45)%	412	865	(453)	(52)%
Segment profits (loss)	32	81	(49)	(60)%	(19)	276	(295)	(107)%
EMEA
Segment revenues	162	500	(338)	(68)%	593	1,429	(836)	(59)%
Segment (loss) profits	(21)	98	(119)	(121)%	(154)	251	(405)	(161)%

	Properties				Rooms
	September 30, 2020	September 30, 2019	vs. September 30, 2019		September 30, 2020	September 30, 2019	vs. September 30, 2019
North America	5,501	5,241	260	5%	920,282	890,118	30,164	3%
Asia Pacific	813	755	58	8%	230,253	216,658	13,595	6%
EMEA	913	873	40	5%	186,916	180,657	6,259	3%
North America quarterly profits decreased primarily due to $369 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $30 million of higher contract investment amortization costs (primarily reflecting higher contract impairment charges), $30 million of lower owned, leased, and other revenue, net of direct expenses, $28 million of higher restructuring and merger-related charges, and $17 million of lower equity in earnings, partially offset by $47 million of higher cost reimbursement revenue, net of reimbursed expenses. The decline in North America comparable systemwide RevPAR was driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19.
North America year-to-date segment profits decreased primarily due to $991 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $41 million of higher contract investment amortization costs (primarily reflecting higher contract impairment charges), $118 million of lower owned, leased, and other revenue, net of direct expenses (including $17 million from hotels sold in the 2019 fourth and 2020 first quarters), $104 million of higher depreciation, amortization, and other expenses (primarily reflecting operating lease impairment charges), $44 million of higher general, administrative, and other expenses (primarily reflecting higher provision for credit losses and reserves for guarantee funding), $29 million of lower equity in earnings, $28 million of higher restructuring and merger-related charges, and $25 million of lower cost reimbursement revenue, net of reimbursed expenses. The decline in North America comparable systemwide RevPAR was driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19.
Asia Pacific quarterly profits decreased primarily due to $59 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits). The decline in Asia Pacific comparable systemwide RevPAR was driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19.
Asia Pacific year-to-date segment loss, compared to prior year profits, primarily reflects $232 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $24 million of lower owned, leased, and other revenue, net of direct expenses, $20 million of lower cost reimbursement revenue, net of reimbursed expenses, and $19 million of lower equity in earnings, partially offset by $13 million of lower general, administrative, and other expenses (primarily reflecting lower expenses due to COVID-19, partially offset by higher provision for credit losses). The decline in Asia Pacific comparable systemwide RevPAR was driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19.
EMEA quarterly segment loss, compared to prior year profits, primarily reflects $86 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits) and $44 million of lower owned, leased, and other revenue, net of direct expenses. The decline in EMEA comparable systemwide RevPAR was driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19.
EMEA year-to-date segment loss, compared to prior year profits, primarily reflects $225 million of lower gross fee revenues (primarily reflecting lower RevPAR and net house profits), $120 million of lower owned, leased, and other revenue, net of direct expenses, $42 million of lower cost reimbursement revenue, net of reimbursed expenses, and $2 million of higher general, administrative, and other expenses (primarily reflecting a $28 million higher provision for credit losses, partially offset by lower expenses due to COVID-19). The decline in EMEA comparable systemwide RevPAR was driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19.
SHARE-BASED COMPENSATION
See Note 5 for more information.
NEW ACCOUNTING STANDARDS
See Note 1 for information on our adoption of new accounting standards.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2020 third quarter, our long-term debt had a weighted average interest rate of 3.5 percent and a weighted average maturity of approximately 5.3 years. Including the effect of interest rate swaps, the ratio of fixed-rate long-term debt to total long-term debt was 0.8 to 1.0 at the end of the 2020 third quarter.
In response to the negative impact COVID-19 had on our cash from operations in our 2020 first three quarters, which we expect to continue to be negatively impacted, we have taken numerous actions to increase liquidity, strengthen our financial position, and manage our debt maturities, which include:
•Substantially reducing our corporate general and administrative costs, reimbursed expenses we incur on behalf of our owners and franchisees, and our capital expenditures and other investment spending, and implementing restructuring plans, as we discuss under the “Impact of COVID-19” section above;
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
•Issuing $3.6 billion aggregate principal amount of senior notes, and repurchasing and retiring approximately $853 million aggregate principal amount of the Company’s outstanding senior notes maturing in 2022, which we discuss under the “Sources of Liquidity - Senior Notes Issuances and Repurchases” section below; and
•Raising $920 million of cash by entering into amendments to the existing agreements for our U.S.-issued co-brand credit cards, which we discuss under the “Co-brand Credit Card Agreements” section below.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We currently believe the Credit Facility, our cash on hand, and our access to capital markets remain adequate to meet our liquidity requirements.
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings to support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In the 2020 first three quarters, we made borrowings of $4.5 billion and repayments of $3.6 billion, reducing the total outstanding borrowings under the Credit Facility to $0.9 billion as of September 30, 2020.
The Credit Facility contains certain covenants, including a financial covenant that limits our maximum Leverage Ratio (as defined in the Credit Facility, and generally consisting of the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility, and subject to additional adjustments as described therein). On April 13, 2020, we entered into an amendment to the Credit Facility (the “Credit Facility Amendment”) under which the covenant governing the permitted Leverage Ratio is waived through and including the first quarter of 2021 (which waiver period may end sooner at our election), and the required leverage levels for such covenant are adjusted once re-imposed at the end of the waiver period (starting at 5.50 to 1.00 when the leverage test is first re-imposed and gradually stepping down to 4.00 to 1.00 over the succeeding seven fiscal quarters, as further described in the Credit Facility). The Credit Facility Amendment also imposes a monthly-tested minimum liquidity covenant for the duration of the period the Leverage Ratio is waived. Our outstanding public debt does not contain corresponding financial covenants or a requirement that we maintain certain financial ratios. We currently satisfy the applicable financial covenants in our Credit Facility, including the liquidity covenant under the Credit Facility.
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
Senior Notes Issuances and Repurchases
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
On August 14, 2020, we issued $1.0 billion aggregate principal amount of 3.500 percent Series GG Notes due October 15, 2032 (the “Series GG Notes”). We will pay interest on the Series GG Notes in April and October of each year, commencing in April 2021. We received net proceeds of approximately $984 million from the offering of the Series GG Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including the repayment of a portion of our outstanding borrowings under the Credit Facility.
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
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $1,590 million at September 30, 2020, an increase of $1,337 million from year-end 2019, primarily reflecting Senior Notes issuances, net of repayments ($2,353 million), net cash provided by operating activities ($1,623 million), Credit Facility borrowings, net of repayments ($900 million), and dispositions ($260 million). The following cash outflows partially offset these cash inflows: commercial paper repayments, net of borrowings ($3,160 million), dividend payments ($156 million), purchase of treasury stock ($150 million), financing outflows for employee share-based compensation withholding taxes ($100 million), and capital expenditures ($97 million).
Net cash provided by operating activities increased by $433 million in the 2020 first three quarters compared to the 2019 first three quarters, primarily due to net cash inflows from our Loyalty Program including the cash received under the amendments to our co-brand credit card agreements discussed in Note 12, a cash benefit from working capital changes, and lower cash paid for income taxes. The increase in cash provided by operating activities was partially offset by the net loss that we recorded in the 2020 first three quarters (adjusted for non-cash items) due to COVID-19. Working capital changes primarily reflect lower accounts receivable due to lower fee and cost reimbursement revenues and a higher allowance for credit losses, lower accounts payable due to lower purchasing activity, a delay in the payment of the Company’s match of prior year retirement savings plan contributions (which we paid in the 2020 fourth quarter), and lower bonus accruals.
Our ratio of current assets to current liabilities was 0.6 to 1.0 at the end of the 2020 third quarter.
Capital Expenditures
We made capital expenditures of $97 million in the 2020 first three quarters and $235 million in the 2019 first three quarters. We expect capital expenditures and other investments will total less than $400 million for the 2020 full year.
Share Repurchases
We did not repurchase any shares of our common stock in the 2020 third quarter. We purchased 1.0 million shares of our common stock in the 2020 first quarter at an average price of $145.42 per share. As of September 30, 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility, with certain exceptions.
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
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2020 third quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2019 Form 10-K, other than the changes in debt described above. See Note 9 for more information on our total debt.
At September 30, 2020, future Transition Tax payments under the 2017 Tax Act totaled $404 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following table presents the scheduled maturities and the total fair value as of September 30, 2020 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2020	2021	2022	2023	2024	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$2	$3	$1	$1	$34	$43	$31
Average interest rate							0.86%
Floating-rate notes receivable	$—	$29	$54	$2	$10	$21	$116	$109
Average interest rate							3.74%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(3)	$(859)	$(583)	$(687)	$(14)	$(6,098)	$(8,244)	$(8,655)
Average interest rate							4.09%
Floating-rate debt	$(549)	$(300)	$(229)	$—	$(1,520)	$—	$(2,598)	$(2,571)
Average interest rate							1.48%
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control during the 2020 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Starwood Data Security Incident - Litigation, Claims, and Government Investigations” caption in Note 7, which we incorporate here by reference.
In May 2020, we received a notice from the District Attorneys of the Counties of Placer, Riverside, San Francisco and San Mateo in California asserting that nine properties in California have failed to comply with certain state statutes regulating hazardous and other waste handling and disposal. The consequences of such actions can include implementing corrective actions and monetary penalties in excess of $300,000. We are cooperating with the District Attorneys’ requests for information and have entered into a tolling agreement with the District Attorneys. We cannot predict the ultimate outcome of this matter; however, management does not believe that the outcome will have a material adverse effect on the Company.
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
The global spread of COVID-19 has been and continues to be a complex and rapidly-evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation, limitations on the size of gatherings, closures of or occupancy or other operating limitations on work facilities, schools, public buildings and businesses, cancellation of events, including sporting events, conferences and meetings, and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. We believe that it will be some time before lodging demand and RevPAR levels recover and such recovery could vary across markets or regions around the world. The extent to which COVID-19 impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19 (including the location and extent of resurgences of the virus and the availability of effective treatments or vaccines); the negative impact COVID-19 has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; actions governments, businesses and individuals take in response to the pandemic, including quarantines and lock-downs, and limiting or banning travel and/or in person gatherings or imposing occupancy or other restrictions on lodging, food and beverage, or other facilities; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides or effective treatments or vaccines become available.
COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:
•Risks Related to Revenue: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from managed and franchised hotels, which are primarily based on hotels’ revenues or profits. In addition, COVID-19 and its impact on global and regional economies, and the hospitality industry in particular, has made it difficult for hotel owners and franchisees to obtain financing on attractive terms, or at all, and increased the probability that owners and franchisees will be unable or unwilling to service, repay or refinance existing indebtedness. This has caused, and may in the future continue to cause, some lenders to declare a default, accelerate the related debt, foreclose on the property or exercise other remedies, and some hotel owners or franchisees to declare bankruptcy. If a significant number of our management or franchise agreements are terminated as a result of bankruptcies, sales or foreclosures, our results of operations could be materially adversely affected. Hotel owners or franchisees in bankruptcy may not have sufficient assets to pay us termination fees or other unpaid fees or reimbursements we are owed under their agreements with us. Even if hotel owners or franchisees do not declare bankruptcy, the significant decline in revenues for most hotels has impacted the timely payment of amounts owed to us by some owners and franchisees, and could in the future materially impact the ability or willingness of owners and franchisees to fund working capital or pay us other amounts that we are entitled to on a timely basis or at all, which would adversely affect our liquidity. If a significant number of hotels exit our system as a result of COVID-19, whether as a result of an owner or franchisee bankruptcy, failure to pay amounts owed to us, a negotiated termination, the exercise of contractual termination rights, or otherwise, our revenues and liquidity could be materially adversely affected. COVID-19 has also materially impacted, and could in the future materially impact, other non-hotel related sources of revenues for us, including for example our fees from our co-brand credit card arrangements, which have been and may continue to be affected by COVID-19’s impact on spending patterns of co-brand cardholders and acquisition of new co-brand cardholders. Also, testing our intangible assets or goodwill for impairments due to reduced revenues or cash flows could result in material charges.

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

•Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, we have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our personnel and implementing reduced work weeks for other personnel during a portion of 2020, implementing a voluntary transition program for certain associates, and eliminating a significant number of above-property positions. Such steps, and further changes we expect to make in the future to reduce costs for us or our hotel owners or franchisees (including ongoing property-level restructuring plans), may negatively impact guest loyalty, owner preference, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, loss of our personnel, including as a result of voluntary separations or position eliminations, may cause us to experience operational challenges that impact guest loyalty, owner preference, and our market share, which could limit our ability to maintain or expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, position eliminations, furloughs or reduced work weeks could lead associates to depart the Company and could make it harder for us or the managers of our franchised properties to recruit new associates in the future. In addition, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our revenue and market share may suffer as a result. We have received demands or requests from labor unions that represent our associates and may face additional demands, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to implement our COVID-19 mitigation plans. COVID-19 could also negatively affect our internal control over financial and other reporting, as many of our personnel have departed the Company as a result of our voluntary transition program and position eliminations, and our remaining personnel are often working from home. In addition, new processes, procedures and controls could be required to respond to changes in our business environment.

•Risks Related to Expenses: COVID-19 has caused us to incur additional expenses and will continue to cause us to incur additional expenses in the future which are not fully reimbursed or offset by revenues. For example, we have already incurred certain expenses related to furloughs, our voluntary transition program and position eliminations, and we expect additional material charges related to our property-level restructuring activities discussed in Note 2 in future periods. Also, if a hotel closes and has employees covered by an underfunded multi-employer pension plan, we may need to pay withdrawal liability to the plan as result of such closure if it is determined that there has been a complete or partial withdrawal from the plan, and we may be unable to collect reimbursement from the hotel owner. In addition, COVID-19 could make it more likely that we have to fund shortfalls in operating profit under our agreements with some hotel owners or fund under financial guarantees we have made to third-party lenders for the timely repayment of all or a portion of certain hotel owners’ or franchisees’ debt related to hotels that we manage or franchise, beyond the amounts funded or the additional guarantee reserves recorded in the 2020 first three quarters. COVID-19 also makes it more likely our hotel owners or franchisees will default on loans we have made to them or will fail to reimburse us for guarantee advances. Our ability to recover loans and guarantee advances from hotel operations or from owners or franchisees through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. Even in situations where we are not obligated to provide funding to hotel owners, franchisees or joint ventures, we may choose to provide financial or other types of support to certain of these parties, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether existing programs will be effective in avoiding or sufficiently mitigating the impacts of COVID-19 and, with respect to future programs, to what extent we or our hotel owners or franchisees will be eligible to participate and whether conditions or restrictions imposed under such programs will be acceptable. As a result of COVID-19, we or our hotel owners and franchisees could experience other short or longer-term impacts on costs, for example, related to enhanced health and hygiene requirements, such as our multi-pronged platform to elevate cleanliness standards and hospitality norms to respond to the health and safety challenges presented by COVID-19. These effects have and could continue to impact our ability to generate profits even after revenues improve.

•Risks Related to Growth: Our growth has been, and may continue to be, harmed by COVID-19. Many current and prospective hotel owners and franchisees are finding it difficult or impossible to obtain hotel financing on commercially viable terms. COVID-19 and general economic weakness causing deterioration in the capital markets for hotels may cause some projects that are in construction or development, including a few in which we have minority equity investments, to be unable to draw on existing financing commitments or secure additional or replacement financing to complete construction, and additional or replacement financing that is available may be on less favorable terms. COVID-19 has caused and may continue to cause construction delays due to government restrictions and shortages of workers or supplies. As a result, some of the properties in our development pipeline will not enter our system when we anticipated, or at all. We have seen, and may continue to see, opening delays, a decrease in the rate at which new hotels enter our pipeline and an increase in the number of hotels that fall out of our pipeline as a result of project cancellations or other factors. These effects on our pipeline, delays, increased costs and other impediments to completing or restructuring projects under development will reduce our ability to realize fees, recover loans and guarantee advances, or realize returns on equity investments from such projects. In addition, to the extent that a significant number of existing hotels exit our system as a result of COVID-19, the overall growth of our system and our business prospects could be negatively impacted.
•Risks Related to Funding: We made significant borrowings under our $4.5 billion Credit Facility to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19, and some of those borrowings remain outstanding. In addition, in the 2020 second and third quarters, we completed our offering of the Series EE Notes, Series FF Notes and Series GG Notes. Accordingly, our long-term debt has increased substantially since the onset of COVID-19, and could increase further. The increase in our level of debt may adversely affect our financial and operating activities or ability to source additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole. As a result of COVID-19, credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments, including the Credit Facility, our Series EE Notes, our Series FF Notes, and Series GG Notes, is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. In addition, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our Credit Facility could trigger a cross-default, acceleration or other consequences under other indebtedness, financial instruments or agreements to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.
COVID-19, and the volatile regional and global economic conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also give rise to, aggravate and impact our ability to allocate resources to mitigating the other risks that we identify below, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
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
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, the failure of the hotel owner or franchisee to comply with its payment or other obligations under the agreement, a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. We may have difficulty collecting damages from the hotel owner or franchisee, and any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. As a result of COVID-19, we may determine that it is in our best interest to agree with hotel owners or franchisees to a negotiated early termination of certain management and franchise agreements or to elect not to fund shortfalls under contracts with certain hotel owners under which the owners have a termination right if the hotels do not attain specified levels of operating profit. A significant loss of agreements could hurt our financial performance or our ability to grow our business.
The growing significance of our operations outside of the U.S. makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. A significant number of rooms in our system are located outside of the U.S. and its territories, and our international operations, and resulting revenues, could continue to grow. This increasingly exposes us to the challenges and risks of doing business outside the U.S., many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, trade restrictions, and health and safety requirements; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, data localization requirements, currency regulations, national security laws, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; (5) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation; and (6) currency exchange rate fluctuations, which may impact the results and cash flows of our international operations.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons in order to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors, or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions and regulations administered by the U.S. Office of Foreign Assets Control, the U.S. Department of Commerce, and other U.S. government agencies, and authorities in other countries where we do business. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. or other countries may impose additional sanctions at any time against any country in and with which, or persons with whom, we do business, or against any individual or entity with whom we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country or with the relevant individual or entity could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits or regulatory actions being brought against the Company or its officers or directors. In addition, the operation of these laws and regulations or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits, or cause us to forgo development opportunities, cease operations in certain countries, or limit certain business operations, that would otherwise support growth.
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
Some of our management agreements and related contracts require us to make payments to owners if the hotels do not achieve specified levels of operating profit. Some of our contracts with hotel owners require that we fund shortfalls if the hotels do not attain specified levels of operating profit and provide the hotel owners with termination rights if we fail to fund the shortfalls. We may not be able to recover any fundings of such performance guarantees, which could lower our profits and reduce our cash flows.
Our new programs and new branded products may not be successful. We cannot assure you that new or newly acquired brands, or any other new programs, platforms or products we have recently launched or may launch in the future, will be accepted by hotel owners, potential franchisees, or the traveling public or other guests or customers.

We also cannot be certain that we will recover the costs we incurred in developing or acquiring the brands or any new programs, platforms or products, or that those brands, programs, platforms or products will be successful.
Risks relating to natural or man-made disasters, contagious disease, violence, or war have reduced the demand for lodging, which has adversely affected our revenues. We have seen a decline in travel and reduced demand for lodging due to so called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 situation, any one or more of these events may reduce the overall demand for lodging, limit the room rates that can be charged, and/or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer disproportionately, which could further hurt our revenues and profits.
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
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of September 30, 2020, we had $17.6 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our financial condition and results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, and residential properties, and with respect to our credit card programs. Under the terms of their agreements with us, these third parties interact directly with guests and others under our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data or privacy incident involving guest information or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.
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
If we cannot attract and retain talented associates, or if we lose the services of senior executives, our business could suffer. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. A shortage of skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and if we lose the services of one or more of our senior executives, we could experience challenges executing our business strategies or other adverse effects on our business. The impact of COVID-19 on the hospitality industry and actions that we and others in the hospitality industry have taken and may take in the future in respect to our associates and executives in response to COVID-19 may adversely affect our ability to attract and retain associates and executives in the future.
Insurance may not cover damage to, or losses involving, properties that we own, manage, or franchise, or other aspects of our business, and the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We require managed hotel owners to procure such coverage or we procure such coverage on their behalf. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, pandemics, or liabilities that result from incidents involving the security of information systems, may result in high deductibles, low limits, or may be uninsurable or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, in 2018, 2019, and 2020 substantial increases in property insurance costs occurred due to the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses in the property market in the following two years. Also, due to the Data Security Incident and the state of the cyber insurance market generally, the costs for our cyber insurance increased with both our 2019 and 2020 renewals, and the cost of such insurance could continue to increase for future policy periods. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
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
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. We participate, through licensing agreements or directly or through noncontrolling interests, in the development and sale of residential properties associated with our brands, including residences and condominiums under many of our luxury and premium brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including risks that: (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future project developers of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership generally, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims or claims related to purchaser deposits, and the costs of resolving such claims may be significant.
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
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to or have been named as a defendant in numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., three shareholder derivative lawsuits in the U.S., and one purported representative action brought by a purported consumer class in the U.K. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, shareholders or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims and/or investigations has resulted in fines, such as the fine imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) as discussed in Note 7, and could result in material additional fines, remedial and other expenses. These fines and other expenses may not be covered by insurance. Governmental authorities investigating or seeking information about the Data Security

Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and may continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final fine imposed by the ICO and any other fines or penalties) related to the Data Security Incident. In addition, two lawsuits have been filed against us related to, and various governmental authorities are investigating or seeking information about, the incident we announced on March 31, 2020 involving information for approximately 5.5 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access Incident”). The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
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
Changes in privacy and data security laws could increase our operating costs, increase our exposure to fines and litigation, and adversely affect our ability to market our products effectively. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information, including in the U.S., the European Union, Asia, and other jurisdictions. Non-U.S. data privacy and data security laws, various U.S. federal and state laws (such as the California Consumer Privacy Act and the New York Shield Act), payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative, judicial, or regulatory changes could be issued in the future. Compliance with changes in applicable data privacy laws and regulations (such as the California Consumer Privacy Act, the New York Shield Act and the invalidation of the E.U./U.S. Privacy Shield Agreement) and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, certain regulators also opened investigations into our privacy and security policies and practices. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to those imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
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
Other Risks
Ineffective internal control over financial reporting could result in errors in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” of our 2019 Form 10-K, in the 2018 fourth quarter, we identified a material weakness in internal control related to our accounting for our Loyalty Program, which we determined was remediated as of June 30, 2020. If the additional controls and processes that we have implemented to remediate the material weakness prove to be insufficient or if we identify other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. The discovery of additional control deficiencies could result in violations of applicable securities laws, stock exchange listing requirements, and the covenants under our debt agreements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.
Changes in laws and regulations could reduce our profits or increase our costs. We are subject to a wide variety of laws, regulations, and policies in jurisdictions around the world, including those for trade and economic sanctions, financial reporting, taxes, healthcare, cybersecurity, privacy, climate change, and the environment. Changes to such laws, regulations, or policies could reduce our profits. We also anticipate that many of the jurisdictions where we do business will continue to review taxes and other revenue raising measures, and any resulting changes could impose new restrictions, costs, or prohibitions on our current practices or reduce our profits. In particular, governments may revise tax laws, regulations, or official interpretations in ways that could significantly impact us, and other modifications could reduce the profits that we can effectively realize from our operations or could require costly changes to those operations or the way in which they are structured.
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
We recently determined that an unquantified number of shares of Marriott common stock have been offered and sold to participants in the San Juan Marriott Resort & Stellaris Casino Employees Retirement Plan (the “Stellaris Plan”), an employee benefit plan qualified under the Puerto Rico Internal Revenue Code of 2011, without being registered under the Securities Act of 1933. The shares sold under the Stellaris Plan were already outstanding shares purchased by a third-party administrator on the open market, and not from Marriott, and accordingly we did not receive any proceeds from the sale of the shares pursuant to the Stellaris Plan. Similarly, the shares have been treated as outstanding for financial reporting purposes. We do not expect the effect of the unregistered sale of shares under the Stellaris Plan, including any potential rescission rights that may be claimed by participants in the Stellaris Plan, will have a material impact on Marriott’s financial condition, results of operation, or liquidity. We intend to file a Registration Statement on Form S-8 registering future sales of shares under the Stellaris Plan.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 - July 31, 2020	—	$—	—	17.4
August 1, 2020 - August 31, 2020	—	$—	—	17.4
September 1, 2020 - September 30, 2020	—	$—	—	17.4
(1)On February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of September 30, 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility, with certain exceptions.
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

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
6th day of November, 2020

/s/ Felitia Lee
Felitia Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)