Form 10-K
period 2020-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2021-02-18
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2020, was $23,156,431,539.
There were 324,414,150 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2020

Throughout this report, we refer to Marriott International, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Marriott,” or the “Company.” In order to make this report easier to read, we also refer throughout to (1) our Consolidated Financial Statements as our “Financial Statements,” (2) our Consolidated Statements of (Loss) Income as our “Income Statements,” (3) our Consolidated Balance Sheets as our “Balance Sheets,” (4) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America region, Europe, Middle East and Africa segment, and Asia Pacific segment as “International.” In addition, references throughout to numbered “Notes” refer to the Notes to our Financial Statements, unless otherwise stated.
Cautionary Statement
All statements in this report are made as of the date this Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-K is filed with the SEC. Forward-looking statements include information related to the possible effects on our business of the coronavirus pandemic and efforts to contain it (“COVID-19”), including the performance of the Company’s hotels; Revenue per Available Room (“RevPAR”) and occupancy trends and expectations; the nature and impact of contingency plans, restructuring plans and cost reduction plans; rooms growth; our expectations regarding our ability to meet our liquidity requirements; our expectations regarding COVID-19’s impact on our cash from operations; our capital expenditures and other investment spending expectations; statements related to leadership changes and the structure of the Company’s management operations; other statements throughout this report that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. Risks that could affect our results of operations, liquidity and capital resources, and other aspects of our business discussed in this Form 10-K include the duration and scope of COVID-19, including the availability and distribution of effective vaccines or treatments; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals have taken or may take in response to the pandemic, including limiting or banning travel and/or in-person gatherings or imposing occupancy or other restrictions on lodging or other facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; the pace of recovery when the pandemic subsides or effective treatments or vaccines become widely available; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps we and our property owners and franchisees have taken and may continue to take to reduce operating costs and/or enhance certain health and cleanliness protocols at our hotels; the impacts of our employee furloughs and reduced work week schedules, our voluntary transition program and our other restructuring activities; competitive conditions in the lodging industry; relationships with customers and property owners; the availability of capital to finance hotel growth and refurbishment; the extent to which we experience adverse effects from data security incidents; and changes in tax laws in countries in which we earn significant income.
As discussed in this Form 10-K, COVID-19 is materially impacting our operations and financial results. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate the other risk factors that we identify within Part I, Item 1A of this report, which in turn could materially adversely affect our business, liquidity, financial condition, and results of operations. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
PART I
Item 1.    Business.
Corporate Structure and Business
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties.

The following table shows our portfolio of brands at year-end 2020.
We discuss our operations in the following three reportable business segments: United States and Canada (“U.S. & Canada”), Asia Pacific, and Europe, Middle East and Africa (“EMEA”). Our Caribbean and Latin America (“CALA”) operating segment does not meet the applicable accounting criteria for separate disclosure as a reportable business segment, and we include its results in “Unallocated corporate and other.” In the 2020 fourth quarter, we changed the name of our largest segment from “North America” to “U.S. & Canada.” Other than the name change, we made no other changes to the composition of this segment. In January 2021, we modified our reportable segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the 2021 first quarter, we will report the following two operating segments: U.S. & Canada and International. See Note 15 for more information.
COVID-19
COVID-19 has had an unprecedented impact on the travel industry and the Company. As the virus and efforts to contain it spread around the world, demand at our hotels dropped significantly. While 2020 generally got off to a great start, we saw sudden, sharp declines in hotel occupancy, beginning in Greater China in January 2020 and then extending around the world. In April 2020, comparable systemwide constant dollar RevPAR experienced a record decline, decreasing 90 percent worldwide compared to the prior year period, and 27 percent of our hotels were temporarily closed. Although business at our hotels improved throughout the remainder of 2020 as compared to the extremely low levels in April 2020, COVID-19 continues to constrain recovery and to have a significant negative impact on demand. COVID-19 also resulted in significantly lower new room additions than we had budgeted for 2020 and historically high levels of cancellations by group and other travelers for future periods. As a result, our revenues and profitability declined dramatically in 2020 compared to 2019.
We continue to take substantial measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our own business, and we remain focused on taking care of our guests and associates. We have made significant changes to our business and enhanced our liquidity position, while remaining focused on how to best position ourselves for recovery and for growth over the longer term. At the property level, we implemented plans to help our hotel owners and franchisees reduce their cash outlays and mitigate costs, and we implemented a multi-pronged platform to elevate cleanliness standards and hospitality norms for the health and safety of our guests and associates. At the corporate level, we made significant cuts in general and administrative costs and spending on capital and other investments. We have substantially completed our above-property restructuring program, and we have implemented and are continuing to develop restructuring plans to achieve cost savings specific to each of our company-operated properties. With the steps we have taken, and any additional measures we may take to adapt our operations and plans to the evolving situation, along with the power of our Marriott Bonvoy loyalty program, our strengthened liquidity position, and our incredible team of associates around the world, we believe that our business is well positioned now and for the future.
For further information about COVID-19’s impact to our business, see Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Acquisition of Starwood Hotels & Resorts Worldwide
On September 23, 2016 (the “Merger Date”), we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions (the “Starwood Combination”), after which Starwood became an indirect wholly-owned subsidiary of the Company. We refer to the Starwood business and brands that we acquired as “Legacy-Starwood.”

Company-Operated Properties
At year-end 2020, we had 2,149 company-operated properties (585,132 rooms), which included properties under long-term management or lease agreements with property owners (management and lease agreements together, the “Operating Agreements”), properties that we own, and home and condominium communities for which we manage the related owners’ associations.
Terms of our management agreements vary, but we earn a management fee that is typically composed of a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 15 to 30 years, with options for us to renew for up to 10 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a specified percentage of annual revenues that exceed a fixed amount. Many of our Operating Agreements are subordinated to mortgages or other liens securing indebtedness of the owners. Many of our Operating Agreements also permit the owners to terminate the agreement if we do not meet certain performance metrics, financial returns fail to meet defined levels for a period of time, and we have not cured those deficiencies. In certain circumstances, some of our management agreements allow owners to convert company-operated properties to franchised properties under our brands.
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
Franchised and Licensed Properties
We have franchising and licensing arrangements that permit hotel owners and operators to use many of our lodging brand names and systems. Under our hotel franchising arrangements, we generally receive an initial application fee and continuing royalty fees, which typically range from four to seven percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service brands. Franchisees contribute to our marketing and advertising programs and pay fees for use of our centralized reservation systems.
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
At year-end 2020, we had 5,493 franchised and licensed properties (837,912 rooms).
Residential
We use or license our trademarks for the sale of residential real estate, often in conjunction with hotel development, and receive branding fees for sales of such branded residential real estate by others. Third-party owners typically construct and sell residences with limited amounts, if any, of our capital at risk. We have used or licensed the JW Marriott, The Ritz-Carlton, Ritz-Carlton Reserve, W, The Luxury Collection, St. Regis, EDITION, Bulgari, Renaissance, Le Méridien, Marriott, Sheraton, Westin, Four Points, Delta and Autograph Collection brand names and trademarks for residential real estate sales.
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
Brand Portfolio
We believe that our brand portfolio offers the most compelling range of brands and hotels in hospitality. Our brands are categorized by style of offering - Classic and Distinctive. Our Classic brands offer time-honored hospitality for the modern traveler, and our Distinctive brands offer memorable experiences with a unique perspective - each of which we group into three quality tiers: Luxury, Premium, and Select.

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
Select offers smart and easy amenities and services, with our longer stay brands offering amenities that mirror the comforts of home. Our Classic Select hotel brands include Courtyard, Residence Inn, Fairfield by Marriott, SpringHill Suites, Four Points, TownePlace Suites, and Protea Hotels. Our Distinctive Select hotel brands include Aloft, AC Hotels by Marriott, Element, and Moxy.

The following table shows the geographic distribution of our brands at year-end 2020:

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Luxury
JW Marriott®	Properties	34	7	6	42	13	102
	Rooms	18,658	2,205	3,325	15,574	3,597	43,359
The Ritz-Carlton®	Properties	39	13	13	36	8	109
	Rooms	11,833	3,080	3,523	8,754	2,081	29,271
W® Hotels	Properties	24	7	5	16	7	59
	Rooms	7,182	1,423	1,850	4,245	1,752	16,452
The Luxury Collection® (1)	Properties	17	48	10	30	14	119
	Rooms	5,090	7,092	2,369	7,715	1,188	23,454
St. Regis®	Properties	10	7	6	20	3	46
	Rooms	1,968	1,002	1,788	4,811	448	10,017
EDITION®	Properties	4	3	1	3	—	11
	Rooms	1,209	381	255	852	—	2,697
Bulgari®	Properties	—	2	1	3	—	6
	Rooms	—	143	120	260	—	523
Premium
Marriott Hotels®	Properties	340	100	26	90	29	585
	Rooms	133,972	25,946	8,110	30,008	7,789	205,825
Sheraton®	Properties	183	62	30	136	31	442
	Rooms	70,245	16,900	9,299	49,399	8,613	154,456
Westin®	Properties	130	17	7	58	13	225
	Rooms	52,705	5,686	1,839	17,751	3,819	81,800
Renaissance® Hotels	Properties	87	33	4	43	9	176
	Rooms	28,880	7,846	1,035	14,972	2,745	55,478
Le Méridien®	Properties	22	16	22	47	2	109
	Rooms	4,748	4,997	6,588	12,683	271	29,287
Autograph Collection® Hotels (2)	Properties	123	54	7	12	13	209
	Rooms	25,449	6,468	1,640	3,245	3,751	40,553
Delta Hotels by Marriott® (Delta Hotels®)	Properties	77	5	1	2	—	85
	Rooms	18,226	728	360	978	—	20,292
Gaylord Hotels®	Properties	6	—	—	—	—	6
	Rooms	9,918	—	—	—	—	9,918
Marriott Executive Apartments®	Properties	—	4	10	18	2	34
	Rooms	—	361	1,116	3,161	240	4,878
Tribute Portfolio®	Properties	26	11	—	8	3	48
	Rooms	4,571	1,139	—	1,106	155	6,971
Design HotelsTM	Properties	5	7	—	—	—	12
	Rooms	853	799	—	—	—	1,652
Select
Courtyard by Marriott® (Courtyard®)	Properties	1,058	72	8	79	41	1,258
	Rooms	146,913	13,551	1,684	18,454	6,717	187,319
Residence Inn by Marriott® (Residence Inn®)	Properties	854	13	3	—	4	874
	Rooms	105,273	1,569	294	—	544	107,680
Fairfield by Marriott®	Properties	1,061	—	—	58	13	1,132
	Rooms	99,901	—	—	9,300	1,863	111,064
SpringHill Suites by Marriott® (SpringHill Suites®)	Properties	488	—	—	—	—	488
	Rooms	57,590	—	—	—	—	57,590
Four Points® by Sheraton (Four Points®)	Properties	158	19	16	83	19	295
	Rooms	23,836	2,913	4,058	21,636	2,500	54,943
TownePlace Suites by Marriott® (TownePlace Suites®)	Properties	446	—	—	—	—	446
	Rooms	45,320	—	—	—	—	45,320

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Aloft® Hotels	Properties	134	10	8	30	10	192
	Rooms	19,619	1,614	2,006	6,732	1,679	31,650
AC Hotels by Marriott®	Properties	73	84	1	4	14	176
	Rooms	12,337	10,854	188	1,296	2,254	26,929
Protea Hotels by Marriott® (Protea Hotels®)	Properties	—	—	74	—	—	74
	Rooms	—	—	7,851	—	—	7,851
Element® Hotels	Properties	55	2	2	6	—	65
	Rooms	7,387	293	437	1,253	—	9,370
Moxy® Hotels	Properties	21	47	—	6	—	74
	Rooms	4,149	9,227	—	1,159	—	14,535
Residences and Timeshare
Residences	Properties	59	9	3	13	10	94
	Rooms	6,258	313	308	1,700	576	9,155
Timeshare	Properties	72	5	—	5	9	91
	Rooms	18,905	919	—	455	2,476	22,755
	Total Properties	5,606	657	264	848	267	7,642
	Total Rooms	942,995	127,449	60,043	237,499	55,058	1,423,044
(1)Includes two properties acquired when we purchased Elegant Hotels Group plc in December 2019 which we currently intend to re-brand under The Luxury Collection brand following the completion of planned renovations.
(2)Includes five properties acquired when we purchased Elegant Hotels Group plc in December 2019 which we currently intend to re-brand under the Autograph Collection brand following the completion of planned renovations.

Loyalty and Credit Card Programs
Marriott BonvoyTM is our customer loyalty program through which members have access to our diverse brand portfolio, rich benefits, and travel experiences. We refer to Marriott Bonvoy throughout this report as our “Loyalty Program.”
Our Loyalty Program rewards members with points toward free hotel stays, access to travel experiences through our Marriott Bonvoy Tours & Activities program, miles with participating airline programs, and other benefits. We believe that our Loyalty Program generates substantial repeat business that might otherwise go to competing hotels. In each of 2019 and 2020, approximately 50 percent of our room nights were booked by Loyalty Program members. We strategically market to this large and growing guest base to generate revenue. See the “Loyalty Program” caption in Note 2 for more information.
We have multi-year agreements with JPMorgan Chase and American Express for our U.S.-issued, co-brand credit cards associated with our Loyalty Program. We also license credit card programs internationally, including in Canada, the United Kingdom, United Arab Emirates, and Japan. We earn fixed amounts that are generally payable at contract inception and variable amounts that are paid to us monthly over the term of the agreements primarily based on card usage, and we believe that our co-brand credit cards contribute to the success of our Loyalty Program and reflect the quality and value of our portfolio of brands. In 2020, we signed amendments to the existing agreements for our U.S.-issued co-brand credit cards associated with our Loyalty Program. These amendments provided the Company with $920 million of cash from the prepayment of certain future revenues, the early payment of a previously committed signing bonus, and the pre-purchase of Marriott Bonvoy points and other consideration.
Sales and Marketing and Reservation Systems
Marriott.com, our international websites, and our mobile application allow for a seamless booking experience and easy enrollment in our Loyalty Program to book our exclusive Member Rates and participate in program benefits. The Company responded quickly and flexibly during the COVID-19 crisis to meet the needs of our guests by launching new programs, such as Work Anywhere with Marriott Bonvoy, as well as new Marriott web content, focused on providing current hotel and travel information regarding COVID-19. Our Look No Further® Best Rate Guarantee ensures best rate integrity, strengthening consumer confidence in our brand and giving guests access to the best rates when they book hotel rooms through our direct channels. We also remain focused on growing engagement levels with millions of guests by interacting with them through a variety of channels, including our mobile application and digital guest services – contactless check-in and check-out, chat, service requests, mobile key, and more - across our hotel portfolio. Our digital strategy continues to focus on driving bookings to our direct channels, which generally deliver more profitable business to hotels in our system compared to bookings made through intermediary channels. Through our direct channels, we aim to create a simple and efficient digital shopping and booking experience, while elevating our service through digitally-enabled guest services to generate superior guest satisfaction and enable more frictionless and memorable stays at our properties.
At year-end 2020, we operated 20 hotel reservation centers, seven in the U.S. and 13 in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own two of the U.S. facilities and either lease the others or share space with a company-operated property. Our reservation system manages inventory and allows us to utilize third-party agents where cost effective. Economies of scale enable us to minimize costs per occupied room.
We believe our global sales and revenue management organizations are a key competitive advantage due to our unrelenting focus on optimizing our investment in people, processes, and systems. Our above-property sales deployment strategy aligns our sales efforts around how the customer wants to buy, reducing duplication of efforts by individual hotels and allowing us to cover a larger number of accounts. We also utilize innovative and sophisticated revenue management systems, many of which are proprietary, which we believe provide a competitive advantage in pricing decisions, increasing efficiency and optimizing property-level revenue for hotels in our portfolio. Most of the hotels in our portfolio utilize web-based programs to effectively manage the rate set-up and modification processes which provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.
Competition
We encounter strong competition both as a lodging operator and as a franchisor. Other lodging management companies are primarily private management firms, but also include several large national and international chains that own and operate their own hotels, operate hotels on behalf of third-party owners, and also franchise their brands. Management contracts are typically long-term in nature, but most allow the hotel owner to replace the management firm if it does not meet certain financial or performance criteria.
Our direct digital channels also compete for guests with large companies that offer online travel services as part of their business model such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com and search engines such as Google, Bing, Yahoo, and Baidu. Our hotels compete for guests with other hotels and online platforms, including Airbnb and Vrbo, that allow travelers to book short-term rentals of homes and apartments as an alternative to hotel rooms. We compete for guests in many areas, including brand recognition and reputation, location, guest satisfaction, room rates, quality of service, amenities, quality of accommodations, safety and security, and the ability to earn and redeem loyalty program points.
Affiliation with a brand is common in the U.S. lodging industry, and we believe that our brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2020, approximately 72 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the owner pays the franchisor a fee for use of its hotel name and reservation system. In the franchising business, we face many competitors that have strong brands and guest appeal, including Hilton, Intercontinental Hotels Group, Hyatt, Wyndham, Accor, Choice, Radisson, Best Western, and others.
Outside the U.S., branding is much less prevalent and most markets are served primarily by independent operators, although branding is more common for new hotel development. We believe that chain affiliation will become more attractive in many overseas markets as local economies grow, trade barriers decline, international travel accelerates, and hotel owners seek the benefits of centralized reservation systems, marketing programs, and our Loyalty Program.
Based on lodging industry data, we have an approximately 16 percent share of the U.S. hotel market (based on number of rooms) and we estimate less than a four percent share of the hotel market outside the U.S. We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher RevPAR than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong guest preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, our Loyalty Program, and our emphasis on guest service and guest and associate satisfaction contribute to guest preference across all our brands.
Seasonality
In general, business at company-operated and franchised properties fluctuates moderately with the seasons. Business at some resort properties may be more seasonal depending on location.

Human Capital Management
Marriott’s long history of service, innovation and growth was built on a commitment to take care of people. Today, that commitment is known as TakeCare. Through our TakeCare commitment, we are dedicated to providing opportunity, community, and purpose for all associates.
At year-end 2020, Marriott employed approximately 121,000 associates at properties, customer care centers, and above-property operations. Approximately 98,000 of these associates are located in the U.S., of which approximately 20,000 belong to labor unions. Outside the U.S., some of our associates are represented by trade unions, works councils, or employee associations. These numbers do not include associates employed by our hotel owners (which is common outside the U.S.) or hotel personnel employed by our franchisees or other management companies hired by our franchisees. Marriott manages over 200,000 associates who are employed by hotel owners.
As a result of COVID-19’s impact on our industry and the significant decline in demand for hotel rooms, we had to take substantial measures to mitigate the negative financial and operational impacts for our hotel owners and our business. These measures included furloughing a substantial number of our associates and implementing reduced work weeks for other associates. These furlough and reduced work week arrangements have ended at our above-property locations, but continue for a significant number of our on-property associates. In addition, to reduce operating costs and improve efficiency, we implemented restructuring plans impacting both on-property and above-property associates, which included a voluntary transition program for certain associates and the elimination of a significant number of positions. Our property-level restructuring plans are ongoing. As a result of COVID-19 and the uncertainty regarding when lodging demand and RevPAR levels will recover, the size of our global workforce remains in transition.
During this period of disruption for our industry, we continue to be focused on the needs of our associates. We made a temporary policy change to offer Company-subsidized health care coverage for eligible U.S. associates on furlough and to reduce the required hours worked to allow eligible U.S. associates to continue to qualify for Company-subsidized health care coverage. Additionally, we implemented new policies and protocols designed to help minimize the spread of COVID-19 at our hotels and protect our on-property associates, such as requiring all associates to wear face coverings in indoor public areas, enhancing our already rigorous cleaning procedures, and maintaining social distancing protocols.
We have a comprehensive compensation and benefits program designed to reward our associates and enrich their well-being. Our policies and practices are designed to avoid pay inequities throughout an associate’s career. In the U.S., salary history inquiries are prohibited during our hiring process and pay equity audits are conducted periodically. In addition, Marriott is focused on the health and well-being of not only our associates, but their families as well. In the U.S., we provide our associates with access to health care coverage, work/life support benefits, and other benefits that support families, including paid parental leave and financial assistance to help with adoption fees. We also offer comprehensive benefits programs for associates outside the U.S., the terms of which vary based on the geographic market. Beginning in 2020, we offered associates free access to a digital tool designed to help with stress management and resiliency.
At Marriott, our associates’ career well-being is a top priority and we offer programs and resources to support our associates’ career goals, from entry level to management positions. Through skills training programs, professional development opportunities and other learning experiences, we provide associates with a multitude of choices for career and personal growth. We recently launched the Digital Learning Zone, focused on providing associates personalized unique learning paths.
Our company-wide diversity, equity, and inclusion program includes a range of initiatives and programs to support our efforts to make all stakeholders – associates, guests, owners, and suppliers – feel welcome. We have oversight and accountability measures in place to support our focus on equal employment, diversity and inclusion. The Inclusion and Social Impact Committee of our Board of Directors (the “ISI Committee”) helps drive accountability across the Company. Established in 2003, the ISI Committee is chaired by a member of our Board of Directors and comprised of certain other members of the Board and the Company’s senior management team. The ISI Committee assists the Board in carrying out its commitment and responsibilities relating to Marriott’s people-first culture and the Company’s efforts to foster associate well-being and inclusion.

Sustainability and Social Impact
Guided by our 2025 sustainability and social impact goals, as well as the United Nations Sustainable Development Goals, we believe we have an opportunity to create a positive and sustainable impact wherever we do business. Our sustainability and social impact platform, Serve 360: Doing Good In Every Direction, is built around four focus areas: Nurture Our World; Sustain Responsible Operations; Empower Through Opportunity; and Welcome All and Advance Human Rights - each with targets to drive our efforts through 2025. These targets reflect our goals to protect and invest in the vitality of the communities and natural environments in which we operate, build and operate sustainable hotels, source responsibly, advance human rights, and mitigate climate-related risk. In 2020, many of our programs and initiatives, including the switch from single-use toiletry bottles to larger, pump-topped bottles, were slowed due to the impact of COVID-19 on our business. Nevertheless, hotels across the globe supported their local communities in need by donating food, cleaning supplies and other essential items and opening their doors to non-profits that needed large event spaces in order to adhere to social distancing protocols and still meet an increase in demand for their community-supporting services. Additionally, together with American Express and JPMorgan Chase, we provided $10 million worth of free hotel stays for frontline healthcare workers. We deployed our Marriott Disaster Relief Fund to provide essential items, such as food vouchers, to Marriott associates in need. Notwithstanding the pandemic, we made progress toward our goal to train 100 percent of on-property personnel in human trafficking awareness by 2025, and in collaboration with a leading anti-trafficking organization, we made our training open-sourced for free access to our industry and beyond. In 2021, we expect to revise and implement sustainability and social impact programming that is most pertinent to the current operating environment, while helping us to address the growing expectations of our stakeholders, increase our operational efficiency and excellence, and enhance our reputation while mitigating risk and supporting the resiliency of our business.
Government Regulations
As a company with global operations, we are subject to a wide variety of laws, regulations, and government policies in the U.S. and in jurisdictions around the world. Some of the regulations that most affect us include those related to employment practices; health and safety; trade and economic sanctions; competition; anti-bribery and anti-corruption; cybersecurity; data privacy, data localization and the handling of personally identifiable information; the offer and sale of franchises; and liquor sales.
Internet Address and Company SEC Filings
Our primary Internet address is Marriott.com. On the investor relations portion of our website, Marriott.com/investor, we provide a link to our electronic filings with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports. We make all such filings available free of charge as soon as reasonably practicable after filing. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
Item 1A.    Risk Factors.
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this Annual Report or in other Company communications. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.
Risks Relating to COVID-19
COVID-19 has had a material detrimental impact on our business and financial results, and such impact could continue and may worsen for an unknown period of time.
COVID-19 has been and continues to be a complex and evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation; limitations on the size of in-person gatherings; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings and businesses; cancellation of events, including sporting events, conferences and meetings; and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The extent to which COVID-19 impacts our business, operations, and financial results will depend on the factors described above and numerous other evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19; the availability and distribution of effective vaccines or treatments; COVID-19’s impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides.
COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:
•Risks Related to Revenue: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from managed and franchised hotels, which are primarily based on hotels’ revenues or profits. In addition, COVID-19 and its impact on global and regional economies, and the hospitality industry in particular, has made it difficult for hotel owners and franchisees to obtain financing on attractive terms, or at all, and increased the probability that hotel owners and franchisees will be unable or unwilling to service, repay or refinance existing indebtedness. This has caused, and may in the future continue to cause, some lenders to declare a default, accelerate the related debt, foreclose on the property or exercise other remedies, and some hotel owners or franchisees to declare bankruptcy. If a significant number of our management or franchise agreements are terminated as a result of bankruptcies, sales or foreclosures, our results of operations could be materially adversely affected. Hotel owners or franchisees in bankruptcy may not have sufficient assets to pay us termination fees or other unpaid fees or reimbursements we are owed under their agreements with us. Even if hotel owners or franchisees do not declare bankruptcy, the significant decline in revenues for most hotels has impacted the timely payment of amounts owed to us by some hotel owners and franchisees, and could in the future materially impact the ability or willingness of hotel owners and franchisees to fund working capital or pay us other amounts that we are entitled to on a timely basis or at all, which would adversely affect our liquidity. If a significant number of hotels exit our system as a result of COVID-19, whether as a result of a hotel owner or franchisee bankruptcy, failure to pay amounts owed to us, a negotiated termination, the exercise of contractual termination rights, or otherwise, our revenues and liquidity could be materially adversely affected. COVID-19 has also materially impacted, and could in the future materially impact, other non-hotel related sources of revenues for us, including for example our fees from our co-brand credit card arrangements, which have been and may continue to be affected by COVID-19’s impact on spending patterns of co-brand cardholders and acquisition of new co-brand cardholders. Also, testing our intangible assets or goodwill for impairments due to reduced revenues or cash flows could result in additional charges, which could be material.
•Risks Related to Owned and Leased Hotels and Other Real Estate Investments: COVID-19 and its impact on travel has reduced demand at nearly all hotels, including our owned and leased hotels and properties owned by entities in which we have an equity investment. As a result, most of our owned and leased hotels and properties in which we have an investment are not generating revenue sufficient to meet expenses, which is adversely affecting our income and could in the future more significantly adversely affect the value of our owned and leased properties or investments. In addition, we have seen and could continue to see entities in which we have an investment experience challenges securing additional or replacement financing to satisfy maturing indebtedness. As a result of the foregoing, we have recognized, and may in the future be required to recognize, significant non-cash impairment charges to our results of operations.
•Risks Related to Operations: Because of the significant decline in the demand for hotel rooms, we have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our associates and implementing reduced work weeks for other associates, implementing a voluntary transition program for certain associates, eliminating a significant number of above-property and on-property positions, and modifying food and beverage offerings and other services and amenities. Such steps, and further changes we could make in the future to reduce costs for us or our hotel owners or franchisees (including ongoing property-level restructuring plans), may negatively impact guest loyalty, owner preference, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, loss of our personnel may cause us to experience operational challenges that impact guest loyalty, owner preference, and our market share, which could limit our ability to maintain or expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, position eliminations, furloughs or reduced work weeks could lead associates to depart the Company and could make it harder for us or the managers of our franchised properties to recruit new associates in the future. In addition, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our revenue and market share may suffer as a result. We have received demands or requests from labor unions that represent our associates and may face additional demands, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 that could increase costs, and we could experience labor disputes or disruptions as we continue to operate under our COVID-19 mitigation and recovery plans. COVID-19 could also negatively affect our internal control over financial and other reporting, as many of our personnel have departed the Company as a result of our voluntary transition program and position eliminations, and our remaining personnel are often working from home. In addition, new processes, procedures and controls could be required to respond to changes in our business environment.
•Risks Related to Expenses: COVID-19 has caused us to incur additional expenses and will continue to cause us to incur additional expenses in the future which are not fully reimbursed or offset by revenues. For example, we have already incurred certain expenses related to furloughs, our voluntary transition program and position eliminations, and we expect additional charges related to our property-level restructuring activities discussed in Note 3 in future periods. Also, if a hotel closes and has employees covered by an underfunded multi-employer pension plan, we may need to pay withdrawal liability to the plan as result of such closure if it is determined that there has been a complete or partial withdrawal from the plan, and we may be unable to collect reimbursement from the hotel owner. In addition, COVID-19 could make it more likely that we have to fund shortfalls in operating profit under our agreements with some hotel owners or fund financial guarantees we have made to third-party lenders for the timely repayment of all or a portion of certain hotel owners’ or franchisees’ debt related to hotels that we manage or franchise, beyond the amounts funded or the additional guarantee reserves recorded in 2020. COVID-19 also makes it more likely our hotel owners or franchisees will default on loans we have made to them or will fail to reimburse us for guarantee advances. Our ability to recover loans and guarantee advances from hotel operations or from hotel owners or franchisees through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. Even in situations where we are not obligated to provide funding to hotel owners, franchisees or entities in which we have a noncontrolling interest, we may choose to provide financial or other types of support to certain of these parties, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether existing programs will be effective in mitigating the impacts of COVID-19 and, with respect to future programs, to what extent we or our hotel owners or franchisees will be eligible to participate and whether conditions or restrictions imposed under such programs will be acceptable. As a result of COVID-19, we and our hotel owners and franchisees have experienced and could continue to experience other short or longer-term impacts on costs, for example, related to enhanced health and hygiene requirements. These effects have and could continue to impact our ability to generate profits even after revenues improve.
•Risks Related to Growth: Our growth has been, and may continue to be, harmed by COVID-19 and its various impacts as discussed above. Many current and prospective hotel owners and franchisees are finding it difficult or impossible to obtain hotel financing on commercially viable terms. COVID-19 has caused and may continue to cause some projects that are in construction or development to be unable to draw on existing financing commitments or secure additional or replacement financing to complete construction, and additional or replacement financing that is available may be on less favorable terms. COVID-19 has caused and may continue to cause construction delays due to government restrictions and shortages of workers or supplies. As a result, some of the properties in our development pipeline will not enter our system when we anticipated, or at all. We have seen, and may continue to see, opening delays and a decrease in the rate at which new projects enter our pipeline, and we may see an increase in the number of projects that fall out of our pipeline as a result of project cancellations or other factors. These effects on our pipeline have reduced and will continue to reduce our ability to realize fees or realize returns on equity investments from such projects. We expect we could potentially see more existing hotels exit our system as a result of COVID-19, and a significant number of such exits could negatively impact the overall growth of our system and our business prospects.
•Risks Related to Liquidity: In 2020, we made significant borrowings under our $4.5 billion Credit Facility and completed offerings of $3.6 billion aggregate principal amount of senior notes to preserve financial flexibility in light of the impact on global markets resulting from COVID-19. We may be required to raise additional capital again in the future to fund our operating expenses and repay maturing debt. In 2020, we raised $920 million of cash through amendments to agreements with the U.S. issuers of our co-brand credit cards associated with our Loyalty Program, and this option to raise capital will likely not be available again to us in the near future and will reduce the amount of cash we will receive in the future from these card issuers, which may increase the need for us to raise additional capital from other sources. In addition, we have seen increases in our cost of borrowing as a result of COVID-19 and such costs may increase even further for a time we are unable to determine. If we are required to raise additional capital, our access to and cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole. As a result of COVID-19, credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments, including the Credit Facility and some of our senior notes, is affected by our credit ratings. Accordingly, a downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. In addition, our latest amendments to our Credit Facility increase the minimum liquidity we are required to maintain for the duration of the waiver period as discussed in Note 10, and the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our Credit Facility could trigger a cross-default, acceleration or other consequences under other indebtedness, financial instruments or agreements to which we are a party. There is no guarantee that debt financings will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.
COVID-19, and the volatile regional and global economic conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also give rise to, aggravate and impact our ability to allocate resources to mitigate the other risks that we identify below, which in turn could materially adversely affect our business, liquidity, financial condition, and results of operations. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
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
Economic downturns and other global, national, and regional conditions could further impact our financial results and growth. Because we conduct our business on a global platform, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical and social conditions impact our activities. Our business is impacted by decreases in travel resulting from weak economic conditions, changes in energy prices and currency values, political instability, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism.
As discussed in “Risks Relating to COVID-19,” our performance has been materially affected by some of these conditions and could be further materially affected if these conditions worsen, arise in the future, or extend longer than anticipated, or in other circumstances that we are not able to predict or mitigate. Even after COVID-19 subsides or effective vaccines or treatments become widely available, our business, markets, growth prospects and business model could continue to be materially impacted or altered.
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, the failure of the hotel owner or franchisee to comply with its payment or other obligations under the agreement, a failure under some agreements to meet specified financial or performance criteria that are subject to the risks described in this section, which we fail or elect not to cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. We may have difficulty collecting damages from the hotel owner or franchisee, and any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. A significant loss of these agreements could hurt our financial performance or our ability to grow our business.
Disagreements with owners of hotels that we manage or franchise may result in litigation or delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will from time to time give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for operating costs, system costs, or other amounts. Such disagreements may become more likely in the current environment and during other periods when hotel returns are weaker. We seek to resolve any disagreements to develop and maintain positive relations with current and potential hotel owners, franchisees, and real estate investment partners, but we cannot always do so. Failure to resolve such disagreements has resulted in litigation, and could do so in the future. If any such litigation results in an adverse judgment, settlement, or court order, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase by certain companies of trademarked online keywords such as “Marriott” from Internet search engines such as Google, Bing, Yahoo, and Baidu to steer guests toward their websites (a practice that has been challenged by various trademark owners in federal court). Our business and profitability could be harmed to the extent that online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increasing the overall cost of Internet bookings for our hotels. In addition, if we are not able to negotiate new agreements on satisfactory terms when our existing contracts with intermediaries (which generally have 2- to 3- year terms) come up for renewal, our business and prospects could be negatively impacted in a number of ways. For example, if newly negotiated agreements are on terms less favorable to our hotels than the expiring agreements, or if we are not able to negotiate new agreements and our hotels no longer appear on intermediary websites, our bookings could decline, our profits (and the operating profits of hotels in our system) could decline, and customers and owners may be less attracted to our brands. We may not be able to recapture or offset any such loss of business through actions we take to enhance our direct marketing and reservation channels or to rely on other channels or other intermediary websites.
Our growth strategy depends upon attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors. Our growth strategy for adding lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements and franchise agreements for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to enter into future arrangements, renew agreements, or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
The growing significance of our operations outside of the U.S. makes us increasingly susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. A significant number of rooms in our system are located outside of the U.S. and its territories. To the extent that our international operations continue to grow, this increasingly exposes us to the challenges and risks of doing business outside the U.S., many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, trade restrictions, and health and safety requirements; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, data localization requirements, currency regulations, national security laws, trade and economic sanctions, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (5) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation.

Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons in order to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors, or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions and regulations administered by the U.S. Office of Foreign Assets Control, the U.S. Department of Commerce, and other U.S. government agencies, and authorities in other countries where we do business. Our compliance programs and internal controls also may not prevent conduct that is prohibited under these rules. The U.S. or other countries may impose additional sanctions at any time against any country in or with which, or persons or entities with whom, we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country or with the relevant individual or entity could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits or regulatory actions being brought against the Company or its officers or directors. In addition, the operation of these laws and regulations or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits, or cause us to forgo development opportunities, cease operations in certain countries, or limit certain business operations that would otherwise support growth.
Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our non-U.S. business are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our Financial Statements. As a result, exchange rate changes between foreign currencies and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. We expect that our exposure to foreign currency exchange rate fluctuations will grow as the relative contribution of our non-U.S. operations increases. We enter into foreign exchange hedging agreements with financial institutions to mitigate exposure to some of the foreign currency fluctuations, but these efforts may not be successful. These hedging agreements also do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements and counterparty risk.
Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Many factors can affect the reputation of one or more of our properties or brands and the value of our brands, including service, food quality and safety, safety of our guests and associates, our approach to health and cleanliness, our approach to managing and reducing our carbon footprint, availability and management of scarce natural resources, supply chain management, ability to protect and use our brands and trademarks, diversity, human rights, and support for local communities. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, adverse government attention, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, and residential properties, and with respect to our credit card programs. Under the terms of their agreements with us, these third parties interact directly with guests and others under our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data or privacy incident involving guest information or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, then our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time consuming for us to pursue such remedies. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions could harm our relationship with our associates, result in increased regulatory inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
In addition, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and could impose limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by the operators of our franchised properties. Increased unionization of our workforce, new labor legislation or changes in regulations could disrupt our operations, reduce our profitability or interfere with the ability of our management to focus on executing our business strategies.
Our business could suffer as the result of the loss of the services of our senior executives or if we cannot attract and retain talented associates. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. A shortage of skilled labor could also result in higher wages that would increase our labor costs, which could reduce our profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business. The impact of COVID-19 on the hospitality industry, and actions that we and others in the hospitality industry have taken and may take in the future with respect to our associates and executives in response to COVID-19, may adversely affect our ability to attract and retain associates and executives in the future.
Risks relating to natural or man-made disasters, contagious disease, violence, or war have reduced the demand for lodging, which has adversely affected our revenues. We have seen a decline in travel and reduced demand for lodging due to so called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events may reduce the overall demand for lodging, limit the room rates that can be charged, and/or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer disproportionately, which could further hurt our revenues and profits.
Insurance may not cover damage to, or losses involving, properties that we own, manage, or franchise, or other aspects of our business, and the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, pandemics, or liabilities that result from incidents involving the security of information systems, may result in high deductibles, low limits, or may be uninsurable, or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, over the past several years following the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters coupled with continued large global losses, the property, liability and other insurance markets have seen significant cost increases. Also, due to the data security incident involving unauthorized access to the Starwood reservations database, which we initially reported in November 2018 (the “Data Security Incident”), and the state of the cyber insurance market generally, the costs for our cyber insurance increased with both our 2019 and 2020 renewals, and the cost of such insurance could continue to increase for future policy periods. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2020, we had $18.2 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported financial condition and results of operations.
Development and Financing Risks
While we are predominantly a manager and franchisor of hotel properties, our hotel owners and franchisees depend on capital to buy, develop, and improve hotels, and they may be unable to access capital when necessary. Both we and current and potential hotel owners and franchisees must periodically spend money to fund new hotel investments, as well as to refurbish and improve existing hotels. The availability of funds for new investments and improvement of existing hotels by our current and potential hotel owners and franchisees depends in large measure on their ability to access the capital markets, over which we have little control. Obtaining financing on attractive terms has been, and may in the future be further, constrained by the capital markets for hotel and real estate investments. In addition, owners of existing hotels that we franchise or manage may have difficulty meeting required debt service payments or refinancing loans at maturity.
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
Our renovation activities expose us to project cost, completion, and resale risks. We occasionally acquire and renovate hotel properties, both directly and through partnerships and other business structures with third parties. This presents a number of risks, including that: (1) weakness in the capital markets may limit our ability, or that of third parties with whom we partner, to raise capital for completion of projects; (2) properties that we renovate could become less attractive due to decreases in demand for hotel properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or time we anticipate, or we may be required to record additional impairment charges; and (3) construction delays or cost overruns, including those due to shortages or increased costs of skilled labor and/or materials, lender financial defaults, or so called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase project costs. We could face similar risks to the extent we undertake development activities again in the future.
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
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. We participate, through licensing agreements, in the development and sale of residential properties associated with our brands, including residences and condominiums under many of our luxury and premium brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including risks that: (1) weakness in residential real estate and demand generally may reduce our profits and could make it more difficult to convince future project developers of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership generally, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims or claims related to purchaser deposits, and the costs of resolving such claims may be significant.
More hotel projects in our development pipeline may be cancelled or delayed in opening, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction, hotels subject to signed contracts, and hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including the risks described above in the risk factors entitled “Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments” and “COVID-19 has had a material detrimental impact on our business and financial results, and such impact could continue and may worsen for an unknown period of time; Risks Related to Growth.” We have seen construction timelines for pipeline hotels lengthen due to competition for skilled construction labor, disruption in the supply chain for materials, and the impact of COVID-19 generally, and these circumstances could continue or worsen in the future. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
Losses on loans or loan guarantees that we have made to third parties impact our profits. At times, we make loans for hotel development, acquisition or renovation expenditures when we enter into or amend management or franchise agreements. From time to time we also provide third-party lenders with financial guarantees for the timely repayment of all or a portion of debt related to hotels that we manage or franchise, generally subject to an obligation that the owner reimburse us for any fundings. We have suffered losses, and could suffer losses in the future, when hotel owners or franchisees default on loans that we provide or fail to reimburse us for loan guarantees that we have funded.
If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed. The owners of many of our managed or franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and foreclose on the property, or the owners could declare bankruptcy, as we have seen in the past and could see in the future. Such foreclosures or bankruptcies have in the past and could in the future, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could have a significant negative effect our results of operations.
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet reasonably predict. We are a party to various agreements and other instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR as early as the end of 2021. As a result, LIBOR may perform differently than in the past and may ultimately cease to be utilized or to exist, either during or after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that reference LIBOR, not all of which contain alternative rate provisions. Certain of our agreements reference LIBOR, including for example, our Credit Facility and certain other financial agreements like loans, guaranties, and derivatives. At this time, it is difficult for us to predict the effect of any changes to LIBOR, any phase out of LIBOR, or any establishment of alternative benchmark rates to replace LIBOR. There is uncertainty about how we, the financial markets, applicable law and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.

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
We are exposed to risks and costs associated with protecting the integrity and security of Company, associate, and guest data. In the operation of our business, we collect, store, use, and transmit large volumes of data regarding associates, guests, customers, owners, licensees, franchisees, and our own business operations, including credit card numbers, reservation and loyalty data, and other personal information, in various information systems that we maintain and in systems maintained by third parties, including our owners, franchisees, licensees, and service providers. The integrity and protection of this data is critical to our business. Our guests and associates also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect and appropriately use their personal information. The information, security, and privacy requirements imposed by laws and governmental regulation, our contractual obligations, and the requirements of the payment card industry are also becoming more stringent in many jurisdictions in which we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements and associate and guest expectations, or may require significant additional investments or time to do so. We may incur significant additional costs to meet these requirements, obligations, and expectations, and in the event of alleged or actual noncompliance, we may experience increased operating costs, increased exposure to fines and litigation, and increased risk of damage to our reputation and brand.
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to or have been named as a defendant in numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., three shareholder derivative lawsuits in the U.S., and one purported representative action brought by a purported consumer class in the U.K. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, stockholders or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims and/or investigations has resulted in fines, such as the fine imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) as discussed in Note 8, and could result in material additional fines or remedial or other expenses. These fines and other expenses may not be covered by insurance. Governmental authorities investigating or seeking information about the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and will continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final fine imposed by the ICO and any other fines or penalties) related to the Data Security Incident. In addition, following our March 31, 2020 announcement of an incident involving information for approximately 5.5 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access Incident”), various governmental authorities opened investigations or requested information about the incident, and two lawsuits were filed against us related to the incident. The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, other business partners or their service providers also may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, other business partners, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on cloud-based services and on remote access to information systems in response to COVID-19 increases the Company’s exposure to potential cybersecurity incidents. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any additional significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or Company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, future compromises in the security of our information systems or those of our owners, franchisees, licensees, other business partners, or service providers or other future disruptions or compromises of data or systems could lead to an interruption in or other adverse effects on the operation of our systems or those of our owners, franchisees, licensees, other business partners, or service providers, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate satisfaction, retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
Because we have experienced cybersecurity incidents in the past, additional incidents or the failure to detect and appropriately respond to additional incidents could magnify the severity of the adverse effects on our business. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could also magnify the severity of these adverse effects. We cannot assure you that all potential causes of past significant incidents have been identified and remediated; additional measures may be needed to prevent significant incidents in the future. The steps we take may not be sufficient to prevent future significant incidents and as a result, such incidents may occur again. Although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient or available to cover all expenses or other losses (including fines) or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative, judicial, or regulatory changes could be issued in the future. Compliance with changes in applicable data privacy laws and regulations and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged non-compliance, and adversely affect our reputation. Following the Data Security Incident, certain regulators also opened investigations into our privacy and security policies and practices. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to those imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
Changes in laws could adversely affect our ability to market our products effectively. We rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the CANSPAM Act, and various U.S. state laws, or new federal or state laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential guests and customers from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists were to be prohibited or otherwise restricted, our ability to develop new guests and customers and introduce them to our products could be impaired.
Governance Risk
Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Directors consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes for mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder rights plan.
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
As of December 31, 2020, we owned or leased the following hotel properties:

Properties	Location	Rooms
U.S. & Canada Owned Hotels
Courtyard Las Vegas Convention Center	Las Vegas, NV	149
Las Vegas Marriott	Las Vegas, NV	278
Residence Inn Las Vegas Convention Center	Las Vegas, NV	192
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
W New York - Union Square	New York, NY	270
U.S. & Canada Leased Hotels
Albuquerque Airport Courtyard	Albuquerque, NM	150
Anaheim Marriott	Anaheim, CA	1,030
Baltimore BWI Airport Courtyard	Linthicum, MD	149
Baton Rouge Acadian Centre/LSU Area Courtyard	Baton Rouge, LA	149
Chicago O'Hare Courtyard	Des Plaines, IL	180
Des Moines West/Clive Courtyard	Clive, IA	108
Fort Worth University Drive Courtyard	Fort Worth, TX	130
Greensboro Courtyard	Greensboro, NC	149
Indianapolis Airport Courtyard	Indianapolis, IN	151
Irvine John Wayne Airport/Orange County Courtyard	Irvine, CA	153
Louisville East Courtyard	Louisville, KY	151
Mt. Laurel Courtyard	Mt Laurel, NJ	151
Newark Liberty International Airport Courtyard	Newark, NJ	146
Orlando Airport Courtyard	Orlando, FL	149
Orlando International Drive/Convention Center Courtyard	Orlando, FL	151
Renaissance New York Times Square Hotel	New York, NY	317
Sacramento Airport Natomas Courtyard	Sacramento, CA	149
San Diego Sorrento Valley Courtyard	San Diego, CA	149
Spokane Downtown at the Convention Center Courtyard	Spokane, WA	149
St. Louis Downtown West Courtyard	St. Louis, MO	151
W New York – Times Square	New York, NY	509

International Owned Hotels
Courtyard by Marriott Aberdeen Airport	Aberdeen, UK	194

Properties	Location	Rooms
Courtyard by Marriott Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	264
Courtyard by Marriott Toulouse Airport	Toulouse, France	187
Colony Club, Barbados	Barbados	96
Crystal Cove, Barbados	Barbados	88
Marriott Puerto Vallarta Resort & Spa	Mexico	433
Residence Inn Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	140
Sheraton Grand Rio Hotel & Resort	Rio de Janeiro, Brazil	538
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Mexico City Maria Isabel Hotel	Mexico City, Mexico	755
Tamarind, Barbados	Barbados	104
The House, Barbados	Barbados	34
Treasure Beach, Barbados	Barbados	35
Turtle Beach, Barbados	Barbados	161
Waves, Barbados	Barbados	70
International Leased Hotels
15 on Orange Hotel, Autograph Collection	Cape Town, South Africa	129
African Pride Melrose Arch, Autograph Collection	Johannesburg, South Africa	118
Berlin Marriott Hotel	Berlin, Germany	379
Cape Town Marriott Hotel Crystal Towers	Cape Town, South Africa	180
Courtyard by Marriott Paris Gare de Lyon	Paris, France	249
Frankfurt Marriott Hotel	Frankfurt, Germany	593
Grosvenor House, A JW Marriott Hotel	London, UK	496
Heidelberg Marriott Hotel	Heidelberg, Germany	248
Hotel Alfonso XIII, a Luxury Collection Hotel, Seville	Seville, Spain	148
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	139
Leipzig Marriott Hotel	Leipzig, Germany	231
Protea Hotel by Marriott Cape Town Sea Point	Cape Town, South Africa	124
Protea Hotel by Marriott Midrand	Midrand, South Africa	177
Protea Hotel by Marriott O.R. Tambo Airport	Johannesburg, South Africa	213
Protea Hotel by Marriott Roodepoort	Roodepoort, South Africa	79
Protea Hotel Fire & Ice! by Marriott Cape Town	Cape Town, South Africa	201
Protea Hotel Fire & Ice! by Marriott Johannesburg Melrose Arch	Johannesburg, South Africa	197
Renaissance Hamburg Hotel	Hamburg, Germany	205
Renaissance Santo Domingo Jaragua Hotel & Casino	Santo Domingo, Dominican Republic	300
Sheraton Diana Majestic, Milan	Milan, Italy	106
The Ritz-Carlton, Berlin	Berlin, Germany	303
The Ritz-Carlton, Tokyo	Tokyo, Japan	247
The St. Regis Osaka	Osaka, Japan	160
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
Item 3.     Legal Proceedings.
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 8, which we incorporate here by reference. Within this section, we use a threshold of $1 million in disclosing material environmental proceedings involving a governmental authority.
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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
At February 10, 2021, 324,414,150 shares of our Class A Common Stock (our “common stock”) were outstanding and were held by 34,253 stockholders of record. Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol MAR.
Fourth Quarter 2020 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020-October 31, 2020	—	$—	—	17.4
November 1, 2020-November 30, 2020	—	$—	—	17.4
December 1, 2020-December 31, 2020	—	$—	—	17.4
(1)On February 15, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. At year-end 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the Covenant Waiver Period, as discussed in Note 10, under our Credit Facility, with certain exceptions.

Item 6.     Selected Financial Data.
The following table presents a summary of our selected historical financial data derived from our last five years of Financial Statements. Because this information is only a summary and does not provide all of the information contained in our Financial Statements, including the related notes, you should read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements for each year for more detailed information. For 2016, we include Legacy-Starwood results from the Merger Date to year-end 2016.

	Fiscal Year
($ in millions, except per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Revenues (2)	$10,571	$20,972	$20,758	$20,452	$15,407
Operating income (loss) (2) (4)	$84	$1,800	$2,366	$2,504	$1,424
Net (loss) income (2) (4)	$(267)	$1,273	$1,907	$1,459	$808
Per Share Data:
Diluted (losses) earnings per share (2) (4)	$(0.82)	$3.80	$5.38	$3.84	$2.73
Cash dividends declared per share	$0.48	$1.85	$1.56	$1.29	$1.15
Balance Sheet Data (at year-end):
Total assets (2) (3) (4)	$24,701	$25,051	$23,696	$23,846	$24,078
Long-term debt	$9,203	$9,963	$8,514	$7,840	$8,197
Stockholders’ equity (2) (4)	$430	$703	$2,225	$3,582	$6,265
Other Data:
Base management fees	$443	$1,180	$1,140	$1,102	$806
Franchise fees (1) (2)	1,153	2,006	1,849	1,586	1,157
Incentive management fees	87	637	649	607	425
Total fees (1) (2)	$1,683	$3,823	$3,638	$3,295	$2,388
Gross Fee Revenue-Source:
U.S. & Canada (1) (2)	$1,345	$2,791	$2,641	$2,388	$1,845
Total Outside U.S. & Canada (1) (2)	338	1,032	997	907	543
Total fees (1) (2)	$1,683	$3,823	$3,638	$3,295	$2,388
(1)In 2017, we reclassified branding fees for third-party residential sales and credit card licensing to the “Franchise fees” caption from the “Owned, leased, and other revenue” caption on our Income Statements. We reclassified 2016 amounts to conform to our current presentation.
(2)In 2018, we adopted ASU No. 2014-09, which impacted our recognition of revenues and certain expenses.
(3)In 2019, we adopted ASU No. 2016-02, which brought substantially all leases onto the balance sheet. Years before 2019 have not been adjusted for this new accounting standard.
(4)In 2020, we adopted ASU No. 2016-13, which impacted our provision for credit losses. Years before 2020 have not been adjusted for this new accounting standard.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A discussion regarding our financial condition and results of operations for year-end 2019 compared to year-end 2018 can be found in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on February 27, 2020.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 133 countries and territories under 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following three reportable business segments: U.S. & Canada; Asia Pacific; and Europe, Middle East and Africa (“EMEA”). Our Caribbean and Latin America (“CALA”) operating segment does not meet the applicable accounting criteria for separate disclosure as a reportable business segment, and we include its results in “Unallocated corporate and other.” In January 2021, we modified our reportable segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the 2021 first quarter, we will report the following two operating segments: U.S. & Canada and International.

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
In July 2019, the ICO issued a formal notice of intent under the U.K. Data Protection Act 2018 (the “U.K. DPA”) proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident. In October 2020, the ICO issued a final decision under the U.K. DPA, which includes a fine of £18.4 million. The Company did not appeal the ICO’s decision, but has made no admission of liability in relation to the decision or the underlying allegations. In 2019, we expensed $65 million for this loss contingency, in the “Restructuring and merger-related charges” caption of our Income Statements, based on the fine initially proposed by the ICO in July 2019 and the ongoing proceeding. In 2020, we recorded a $39 million reversal of expense, based on the ICO’s issuance of the final decision. We paid a portion of the ICO fine in the 2020 fourth quarter, and the remainder is payable over the next two years. Our accrual for this loss contingency, which we present in the “Accrued expenses and other” and “Other noncurrent liabilities” captions of our Balance Sheets, was $65 million at year-end 2019 and $17 million at year-end 2020. See Note 8 for additional information.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. As we expected, the cost of such insurance again increased for our current policy period, and the cost of such insurance could continue to increase for future policy periods. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 8 for additional information related to expenses incurred in 2020 and 2019, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
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
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2019 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. For 2020 compared to 2019, we had 4,641 comparable U.S. & Canada properties and 1,340 comparable International properties.

Impact of COVID-19
COVID-19 continues to have a material impact on our business, our Company, and our industry. COVID-19 first impacted our business in Greater China beginning in January 2020, moved quickly into the rest of Asia Pacific and the European markets, and spread globally by March 2020. As the pandemic accelerated around the world, worldwide comparable systemwide constant dollar RevPAR fell sharply. Global occupancy levels and RevPAR have since improved compared to the extremely low levels reached in April 2020, but the pace of recovery generally slowed in most regions in the 2020 fourth quarter and into January 2021 due to the sharp rise in COVID-19 cases. As a result, our fee revenue and revenue from owned and leased properties declined significantly during 2020, and we expect that there will not be a significant rebound in travel and lodging demand until there is widespread distribution of effective vaccines.
Worldwide comparable systemwide constant dollar RevPAR declined 23 percent in the 2020 first quarter, 84 percent in the 2020 second quarter, 66 percent in the 2020 third quarter, and 64 percent in the 2020 fourth quarter, compared to the same periods in 2019. Worldwide, approximately six percent of our hotels were closed as of February 15, 2021, compared to the peak of more than 25 percent closed on April 26, 2020. However, the progress of recovery is uneven. The spread of COVID-19 has constrained and continues to constrain the speed of recovery and will continue to have a dampening impact on demand. Demand is still being primarily driven by leisure travelers, and we have not seen meaningful demand return from business and group travelers.
Of our geographic regions, Greater China experienced the greatest improvement in demand compared to the 2020 second quarter, driven initially by domestic leisure travel with business transient and group business improving through the year, while demand in the rest of Asia Pacific has generally improved at a much slower pace. In our Europe, Middle East, and Africa region, leisure demand drove RevPAR improvements in the 2020 third quarter compared to the 2020 second quarter, though increases in COVID-19 cases in Europe and resulting increases in government restrictions began anew in September 2020, which negatively impacted the recovery in the 2020 fourth quarter. In U.S. & Canada, demand improved during the remainder of 2020 from the lows seen in April 2020, primarily driven by leisure travel and by travelers within driving range of their destinations.
We continue to take substantial measures to mitigate the negative financial and operational impacts for our hotel owners and our own business. Business contingency plans have been implemented around the world, and we continue to adjust these in response to the global situation. At the corporate level, our actions to date have substantially reduced the monthly run rate of corporate general and administrative costs compared to the monthly costs initially budgeted for 2020, excluding our provision for credit losses. We reduced spending on capital expenditures and other investments, and as previously announced, we suspended share repurchases and cash dividends.
We have taken a number of steps to reorganize the Company in response to the decline in lodging demand caused by COVID-19. We implemented temporary furloughs and reduced work week schedules for both above-property and on-property associates, most of which ended in September 2020 for above-property associates. As part of the realignment of our organization, we implemented a voluntary transition program for certain associates, and we eliminated a significant number of positions. While we have substantially completed the programs related to our above-property organization, we are continuing to develop restructuring plans, which could result in additional on-property position eliminations, to achieve cost savings specific to each of our company-operated properties. See Note 3 for more information about our restructuring activities.
At the property level, we continue to work with owners and franchisees to lower their cash outlays. The steps we have taken to date include deferring renovations, certain hotel initiatives and brand standard audits for hotel owners and franchisees; reducing the amount of certain charges for systemwide programs and services; offering a delay in payment terms for certain charges in the 2020 second quarter; supporting owners and franchisees who are working with their lenders to utilize furniture, fixtures, and equipment (FF&E) reserves to meet working capital needs; and waiving required FF&E funding through 2021. We have significantly lowered the reimbursed expenses we incur on behalf of our owners and franchisees to provide centralized programs and services such as the Loyalty Program, reservations, marketing and sales, which we generally collect through cost reimbursement revenue on the basis of hotel revenue or program usage. In 2020, we applied for Employee Retention Tax Credit refunds from the U.S. Treasury under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) totaling $164 million. In the 2020 fourth quarter, we received $119 million, $94 million of which we passed through to the related hotels that we manage on behalf of owners. We expect to receive the remaining refund in 2021, the majority of which we expect will inure to the benefit of our hotel owners. We continue to evaluate the availability of credits and benefits under the CARES Act and other legislation.
The impact of COVID-19 on the Company remains fluid, as does our corporate and property-level response, and we expect to continue to assess and may implement additional measures to adapt our operations and plans as we continue to evaluate the implications of COVID-19 on our business. The overall operational and financial impact is highly dependent on the breadth and duration of COVID-19, including the availability and distribution of effective vaccines or treatments, and could be affected by other factors we are not currently able to predict.
System Growth and Pipeline
In 2020, our system grew from 7,349 properties (1,380,921 rooms) at year-end 2019 to 7,642 properties (1,423,044 rooms) at year-end 2020, reflecting the addition of 399 properties (62,776 rooms) and the exit of 106 properties (20,416 rooms). Approximately 45 percent of added rooms are located outside U.S. & Canada, and 13 percent are conversions from competitor brands.
At year-end 2020, we had more than 498,000 rooms in our development pipeline, which includes hotel rooms under construction, hotel rooms under signed contracts, and roughly 20,000 hotel rooms approved for development but not yet under signed contracts. Over 229,000 rooms in our development pipeline were under construction at year-end 2020. Over half of the rooms in our development pipeline are outside U.S. & Canada. In 2020, we signed management and franchise agreements for 1,575 properties (248,660 rooms).
In 2021, we expect gross rooms growth of approximately 6.0 percent (3.0 to 3.5 percent, net of deletions).
Properties and Rooms
At year-end 2020, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	788	240,487	4,720	677,120	26	6,483	5,534	924,090
Asia Pacific	698	199,040	143	37,597	2	407	843	237,044
EMEA	485	108,185	407	72,827	24	5,561	916	186,573
CALA	112	21,520	132	27,613	14	3,449	258	52,582
Timeshare	—	—	91	22,755	—	—	91	22,755
Total	2,083	569,232	5,493	837,912	66	15,900	7,642	1,423,044

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties for 2020 and 2020 compared to 2019. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	RevPAR		Occupancy			Average Daily Rate
	2020	vs. 2019	2020	vs. 2019		2020	vs. 2019
Comparable Company-Operated Properties
U.S. & Canada	$50.73	(67.3)%	28.6%	(47.2)%	pts.	$177.48	(13.4)%
Asia Pacific	$46.32	(53.7)%	39.6%	(31.7)%	pts.	$116.90	(16.7)%
CALA	$52.55	(60.0)%	26.7%	(37.8)%	pts.	$196.51	(3.6)%
Europe	$34.88	(76.8)%	20.8%	(53.3)%	pts.	$167.70	(17.3)%
Middle East & Africa	$48.97	(52.1)%	34.9%	(32.9)%	pts.	$140.34	(6.8)%
EMEA (1)	$41.11	(68.1)%	27.0%	(44.3)%	pts.	$152.08	(15.9)%
International - All (2)	$44.77	(60.6)%	33.8%	(37.0)%	pts.	$132.56	(17.4)%
Worldwide (3)	$47.53	(64.3)%	31.4%	(41.7)%	pts.	$151.51	(16.7)%
Comparable Systemwide Properties
U.S. & Canada	$48.28	(59.4)%	37.2%	(36.5)%	pts.	$129.96	(19.4)%
Asia Pacific	$46.51	(54.2)%	38.8%	(32.4)%	pts.	$119.89	(16.0)%
CALA	$38.81	(63.4)%	24.4%	(37.4)%	pts.	$159.12	(7.1)%
Europe	$32.53	(75.1)%	21.7%	(51.2)%	pts.	$149.58	(16.5)%
Middle East & Africa	$46.27	(52.5)%	34.3%	(33.2)%	pts.	$134.87	(6.5)%
EMEA (1)	$36.91	(69.2)%	25.8%	(45.4)%	pts.	$143.33	(14.9)%
International - All (2)	$41.51	(62.2)%	31.5%	(38.5)%	pts.	$131.63	(16.1)%
Worldwide (3)	$46.28	(60.2)%	35.5%	(37.1)%	pts.	$130.40	(18.5)%

(1)Includes Europe and Middle East & Africa.
(2)Includes Asia Pacific, CALA, and EMEA.
(3)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our results declined in 2020 compared to 2019, primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during 2020, and the discussion below for additional analysis of our consolidated results of operations for 2020 and 2019.
Fee Revenues

($ in millions)	2020	2019	Change 2020 vs. 2019
Base management fees	$443	$1,180	$(737)	(62)%
Franchise fees	1,153	2,006	(853)	(43)%
Incentive management fees	87	637	(550)	(86)%
Gross fee revenues	1,683	3,823	(2,140)	(56)%
Contract investment amortization	(132)	(62)	70	113%
Net fee revenues	$1,551	$3,761	$(2,210)	(59)%
The decrease in base management and franchise fees primarily reflected lower RevPAR and lower co-brand credit card fees of $84 million primarily due to COVID-19, as well as lower fees from properties that left the system of $32 million. The decrease in franchise fees was partially offset by unit growth ($37 million).
The decrease in incentive management fees was primarily due to COVID-19. In 2020, we earned incentive management fees from 37 percent of our managed properties worldwide, compared to 72 percent in 2019. We earned incentive management fees from 3 percent of managed properties in U.S. & Canada and 56 percent of managed properties outside U.S. & Canada in 2020, compared to 57 percent in U.S. & Canada and 81 percent outside U.S. & Canada in 2019. In addition, 92 percent of our total incentive management fees in 2020 came from our managed properties outside U.S. & Canada, primarily in Asia Pacific, versus 65 percent in 2019.

Contract investment amortization increased primarily due to higher impairments of investments in management and franchise contracts, primarily due to COVID-19.
Owned, Leased, and Other

($ in millions)	2020	2019	Change 2020 vs. 2019
Owned, leased, and other revenue	$568	$1,612	$(1,044)	(65)%
Owned, leased, and other - direct expenses	677	1,316	(639)	(49)%
Owned, leased, and other, net	$(109)	$296	$(405)	(137)%
Owned, leased, and other revenue, net of direct expenses decreased primarily due to lower demand at and the temporary closure of certain of our owned and leased hotels due to COVID-19, as well as net lower owned and leased profits attributable to hotels sold in the 2019 fourth and 2020 first quarters ($19 million).
Cost Reimbursements

($ in millions)	2020	2019	Change 2020 vs. 2019
Cost reimbursement revenue	$8,452	$15,599	$(7,147)	(46)%
Reimbursed expenses	8,435	16,439	(8,004)	(49)%
Cost reimbursements, net	$17	$(840)	$857	102%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees, primarily driven by our Loyalty Program. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively. See Note 2 for more information about the accounting for our Loyalty Program.
The increase in cost reimbursements, net in 2020 primarily reflects the performance of the Loyalty Program, which had lower program expenses and redemptions.
Other Operating Expenses

($ in millions)	2020	2019	Change 2020 vs. 2019
Depreciation, amortization, and other	$346	$341	$5	1%
General, administrative, and other	762	938	(176)	(19)%
Restructuring and merger-related charges	267	138	129	93%
Depreciation, amortization, and other expenses increased, primarily due to higher operating lease impairment charges ($16 million). See Note 9 for more information about the operating lease impairment charges.
General, administrative, and other expenses decreased primarily due to lower administrative costs due to our cost reduction measures and $20 million of lower legal expenses. The decrease was partially offset by a higher provision for credit losses and higher guarantee reserves primarily due to the negative current and expected economic impact of COVID-19 ($105 million).
Restructuring and merger-related charges increased primarily due to the increased put option liability discussed in Note 8 ($243 million) and 2020 restructuring charges ($56 million), partially offset by the ICO Fine discussed in Note 8 ($104 million, representing the 2019 accrual and the 2020 reversal), the 2019 impairment charge of a Legacy-Starwood office building ($34 million), and lower integration costs ($19 million).
Non-Operating Income (Expense)

($ in millions)	2020	2019	Change 2020 vs. 2019
Gains and other income, net	$9	$154	$(145)	(94)%
Interest expense	(445)	(394)	51	13%
Interest income	27	26	1	4%
Equity in (losses) earnings	(141)	13	(154)	(1,185)%

Gains and other income, net decreased primarily due to the 2019 gains on our property sales ($134 million).
Interest expense increased primarily due to higher interest on Senior Note issuances, net of maturities ($93 million), partially offset by lower commercial paper and Credit Facility interest rates and aggregate average borrowings ($24 million) and net lower interest rates on floating rate debt ($22 million).
Equity in (losses) earnings decreased due to losses recorded by the investees and impairment charges ($77 million), primarily as a result of COVID-19.
Income Taxes

($ in millions)	2020	2019	Change 2020 vs. 2019
Benefit (provision) for income taxes	$199	$(326)	$(525)	(161)%
Our tax benefit in 2020, compared to our tax provision in 2019, primarily reflected the decrease in operating income ($336 million), the tax benefit from the release of tax reserves due to audit closures during 2020 ($100 million), the tax benefit from the Sheraton Grand Chicago put option reserve ($61 million), the year-over-year tax benefit from impairment charges ($39 million), and the prior year tax expense incurred for U.S. tax on Global Intangible Low-Taxed Income ($35 million). The decrease was partially offset by a shift in earnings to jurisdictions with higher tax rates ($36 million).
BUSINESS SEGMENTS
Our segment results declined in 2020 compared to 2019 primarily due to the impact of COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during 2020 and the discussion below for additional analysis of the operating results of our reportable business segments. Segment revenues and profits for EMEA, a new reportable segment in 2020, did not change significantly in 2019 compared to 2018.

($ in millions)	2020	2019	Change 2020 vs. 2019
U.S. & Canada
Segment revenues	$7,905	$16,833	$(8,928)	(53)%
Segment profits	198	2,000	(1,802)	(90)%
Asia Pacific
Segment revenues	612	1,189	(577)	(49)%
Segment profits	1	369	(368)	(100)%
EMEA
Segment revenues	758	1,932	(1,174)	(61)%
Segment (loss) profits	(200)	318	(518)	(163)%

	Properties				Rooms
	December 31, 2020	December 31, 2019	vs. December 31, 2019		December 31, 2020	December 31, 2019	vs. December 31, 2019
U.S. & Canada	5,534	5,324	210	4%	924,090	899,805	24,285	3%
Asia Pacific	843	782	61	8%	237,044	221,772	15,272	7%
EMEA	916	893	23	3%	186,573	184,091	2,482	1%
U.S. & Canada
U.S. & Canada segment profits decreased primarily due to the following:
•$1,351 million of lower gross fee revenues (primarily reflecting lower comparable systemwide RevPAR and net house profits driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19, partially offset by unit growth of $32 million);
•$60 million of higher contract investment amortization costs (primarily reflecting higher contract impairment charges);
•$158 million of lower owned, leased, and other revenue, net of direct expenses (including $19 million from hotels sold in the 2019 fourth and 2020 first quarters);
•$22 million of higher general, administrative, and other expenses (primarily reflecting $75 million of higher provision for credit losses and reserves for guarantee funding, partially offset by $48 million of lower administrative costs due to our cost reduction measures);

•$141 million of lower gains and other income, net (primarily reflecting a $134 million gain on the sale of two properties in 2019);
•$101 million of lower equity in (losses) earnings due to impairment charges ($60 million) and losses recorded by investees, primarily as a result of COVID-19; and
•$27 million of higher restructuring and merger-related charges;
partially offset by:
•$49 million of higher cost reimbursement revenue, net of reimbursed expenses.
Asia Pacific
Asia Pacific segment profits decreased primarily due to the following:
•$294 million of lower gross fee revenues (primarily reflecting lower comparable systemwide RevPAR and net house profits driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19);
•$39 million of lower owned, leased, and other revenue, net of direct expenses;
•$9 million of lower cost reimbursement revenue, net of reimbursed expenses; and
•$25 million of lower equity in (losses) earnings;
partially offset by:
•$13 million of lower general, administrative, and other expenses (primarily reflecting lower expenses due to COVID-19).
EMEA
EMEA segment loss, compared to prior year profits, primarily reflects the following:
•$308 million of lower gross fee revenues (primarily reflecting lower comparable systemwide RevPAR and net house profits driven by decreases in both occupancy and ADR due to lower demand resulting from COVID-19);
•$171 million of lower owned, leased, and other revenue, net of direct expenses;
•$25 million of lower cost reimbursement revenue, net of reimbursed expenses; and
•$11 million of lower equity in (losses) earnings;
partially offset by:
•$13 million of lower general, administrative, and other expenses (primarily reflecting lower expenses due to COVID-19, partially offset by a $24 million higher provision for credit losses).
STOCK-BASED COMPENSATION
See Note 6 for more information.
NEW ACCOUNTING STANDARDS
See Note 2 for information on our adoption of new accounting standards.

LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2020, our long-term debt had a weighted average interest rate of 3.7 percent and a weighted average maturity of approximately 6.0 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at year-end 2020.
In response to the negative impact COVID-19 had on our cash from operations in 2020, which we expect to continue to be negatively impacted as discussed above, we have taken numerous actions to preserve our financial flexibility and manage our debt maturities, which include:
•Substantially reducing our corporate general and administrative costs, reimbursed expenses we incur on behalf of our owners and franchisees, and our capital expenditures and other investment spending, and implementing restructuring plans, as we discuss under the “Impact of COVID-19” section above;
•Suspending share repurchases and dividends until conditions improve and until permitted under our Credit Facility;
•Drawing under the Credit Facility, as we discuss under the “Sources of Liquidity-Our Credit Facility” section below;
•Amending the Credit Facility to, among other things, waive the quarterly-tested leverage covenant in the Credit Facility through and including the fourth quarter of 2021, as we discuss under the “Sources of Liquidity-Our Credit Facility” section below;
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
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In 2020, we made borrowings of $4.5 billion and repayments of $3.6 billion, resulting in total outstanding borrowings under the Credit Facility of $0.9 billion as of December 31, 2020.
The Credit Facility contains certain covenants, including a financial covenant that limits our maximum Leverage Ratio (as defined in the Credit Facility, and generally consisting of the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility, and subject to additional adjustments as described therein). On April 13, 2020, we entered into an amendment to the Credit Facility (the “First Credit Facility Amendment”) under which the covenant governing the permitted Leverage Ratio is waived through and including the first quarter of 2021 (the “Covenant Waiver Period”), which waiver period may end sooner at our election, and the required leverage levels for such covenant are adjusted once re-imposed at the end of the Covenant Waiver Period (starting at 5.50 to 1.00 when the leverage test is first re-imposed and gradually stepping down to 4.00 to 1.00 over the succeeding seven fiscal quarters, as further described in the Credit Facility). The First Credit Facility Amendment also imposes a monthly-tested minimum liquidity covenant for the duration of the Covenant Waiver Period and makes certain other amendments to the terms of the Credit Facility, including increasing the interest and fees payable on the Credit Facility for the duration of the Covenant Waiver Period, tightening certain existing covenants and imposing additional covenants for the duration of the Covenant Waiver Period, including restricting dividends and share repurchases.
On January 26, 2021, we entered into two more amendments to the Credit Facility (the “New Credit Facility Amendments,” and together with the First Credit Facility Amendment, the “Credit Facility Amendments”), which extend the

Covenant Waiver Period through and including the fourth quarter of 2021 (which waiver period may end sooner at our election), revise the required leverage levels for such covenant when it is re-imposed at the end of the Covenant Waiver Period (starting at 5.50 to 1.00 when the leverage test is first re-imposed and gradually stepping down to 4.00 to 1.00 over the succeeding five fiscal quarters, as further described in the Credit Facility), and increase the minimum liquidity amount under the liquidity covenant that is tested monthly for the duration of the Covenant Waiver Period. The New Credit Facility Amendments also make certain other amendments to the terms of the Credit Facility, including reducing the rate floor for the LIBOR Daily Floating Rate and the Eurocurrency Rate.
Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility, including the liquidity covenant under the Credit Facility.
Senior Notes Issuances and Repurchases
On April 16, 2020, we issued $1.6 billion aggregate principal amount of 5.750 percent Series EE Notes due May 1, 2025 (the “Series EE Notes”). We pay interest on the Series EE Notes in May and November of each year, commencing in November 2020. We received net proceeds of approximately $1.581 billion from the offering of the Series EE Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes.
On June 1, 2020, we issued $1.0 billion aggregate principal amount of 4.625 percent Series FF Notes due June 15, 2030 (the “Series FF Notes”). We pay interest on the Series FF Notes in June and December of each year, commencing in December 2020. We received net proceeds of approximately $985 million from the offering of the Series FF Notes, after deducting the underwriting discount and estimated expenses. We used the majority of these proceeds to repurchase Senior Notes with near term maturities, as discussed below and in Note 10.
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
Commercial Paper
Due to changes to our credit ratings as a result of the impact of COVID-19 on our business, we currently are not issuing commercial paper. As a result, we have had to rely more on borrowings under the Credit Facility and issuance of senior notes, which carry higher interest costs than our commercial paper.
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
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $894 million at December 31, 2020, an increase of $641 million from year-end 2019, primarily reflecting Senior Notes issuances, net of repayments ($1,797 million), Credit Facility borrowings, net of repayments ($900 million), net cash provided by operating activities ($1,639 million), and dispositions ($260 million). The following cash outflows partially offset these cash inflows: commercial paper repayments, net of borrowings ($3,190 million), dividend payments ($156 million), purchase of treasury stock ($150 million), capital and technology expenditures ($135 million), other debt repayments, net of borrowings ($123 million), and financing outflows for employee stock-based compensation withholding taxes ($103 million).
Cash from Operations
Net cash provided by operating activities decreased by $46 million in 2020 compared to 2019, primarily due to the net loss that we recorded in 2020 (adjusted for non-cash items) due to COVID-19, partially offset by net cash inflows from our Loyalty Program, including the one-time cash payments as a result of the amendments to our co-brand credit card agreements discussed in Note 2, a cash benefit from working capital changes, and lower cash paid for income taxes. Working capital changes primarily reflect lower accounts receivable due to lower fee and cost reimbursement revenues and a higher allowance for credit losses, lower accounts payable due to lower purchasing activity, and lower bonus accruals.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at both year-end 2020 and year-end 2019. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital expenditures, including expenditures on technology, of $135 million in 2020 and $653 million in 2019. Capital expenditures in 2020 decreased by $518 million compared to 2019, primarily reflecting the net lower spending on owned and leased properties and our worldwide systems and the 2019 acquisitions of a U.S. & Canada property and Elegant Hotels Group plc (“Elegant”).
We expect spending on capital expenditures and other investments will total approximately $575 million to $650 million for 2021, including contract acquisition costs, equity and other investments, loan advances, and various capital expenditures (including approximately $220 million for maintenance capital spending and our new headquarters).
Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. In the Starwood Combination, we acquired various hotels and equity interests in various hotels, many of which we have sold or are seeking to sell. We have made, and expect to continue making, selective and opportunistic investments to add units to our lodging business, which may include property acquisitions and renovations (such as our 2019 acquisitions of the W New York - Union Square and Elegant), new construction, loans, guarantees, and noncontrolling equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long-term management or franchise agreements.
Dispositions. Property and asset sales generated $260 million cash proceeds in 2020 and $395 million in 2019. See Note 4 for more information on dispositions.
Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan advances, net of loan collections, amounted to $33 million in 2020, compared to net collections of $21 million in 2019. At year-end 2020, we had $163 million of senior, mezzanine, and other loans outstanding, compared to $126 million outstanding at year-end 2019.
Financing Activities Cash Flows
Debt. Debt decreased by $564 million in 2020, to $10,376 million at year-end 2020 from $10,940 million at year-end 2019. See “Sources of Liquidity,” caption in this “Liquidity and Capital Resources” section and Note 10 for additional information on the Senior Note and Credit Facility transactions in 2020.
Share Repurchases. We purchased 1.0 million shares of our common stock in 2020 (in the 2020 first quarter) at an average price of $145.42 per share and 17.3 million shares in 2019 at an average price of $130.79 per share. At year-end 2020, 17.4 million shares remained available for repurchase under Board approved authorizations. We do not anticipate repurchasing additional shares until business conditions improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility, with certain exceptions. For additional information, see “Fourth Quarter 2020 Issuer Purchases of Equity Securities” in Part II, Item 5.
Dividends. On February 14, 2020, our Board of Directors declared a cash dividend of $0.48 per share payable to stockholders of record on February 28, 2020, which we paid on March 31, 2020. We do not anticipate declaring further cash dividends until business conditions improve and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table summarizes our contractual obligations at year-end 2020:

		Payments Due by Period
($ in millions)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Debt (1)	$12,453	$1,542	$2,143	$4,281	$4,487
Finance lease obligations (1)	206	13	27	28	138
Operating leases where we are the primary obligor	1,890	184	349	284	1,073
Purchase obligations	437	186	185	66	—
Other noncurrent liabilities	178	—	97	28	53
Total contractual obligations	$15,164	$1,925	$2,801	$4,687	$5,751
(1)Includes principal as well as interest.
The preceding table does not reflect projected Deemed Repatriation Transition Tax payments totaling $395 million at year-end 2020 as a result of the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act. In addition, the table does not reflect unrecognized tax benefits, including interest and penalties, at year-end 2020 of $508 million.
In addition to the purchase obligations noted in the preceding table, in the normal course of business we enter into purchase commitments to manage the daily operating needs of the hotels that we manage. Since we are reimbursed from the cash flows of the hotels or by working capital calls to the hotel owners, these obligations have minimal impact on our net income and cash flow.
Other Commitments
The following table summarizes our guarantee, investment, and loan commitments at year-end 2020:

($ in millions)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Guarantee commitments (expiration by period)	$279	$35	$81	$40	$123
Investment and loan commitments (expected funding by period)	22	12	7	3	—
Total other commitments	$301	$47	$88	$43	$123
In conjunction with financing obtained for specific projects or properties owned by entities in which we have an equity investment, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of our actions or the actions of the entity.
Additionally, in 2017, we granted a hotel owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash (the “call option”). We also have the right to defer the closing on the put and call options, if exercised, to December 2024. We account for the put option as a guarantee and as of December 31, 2020, believe it is probable the hotel owner will exercise the put option and we will exercise the call option.
For further information, including the nature of the commitments and their expirations, see the “Commitments” caption in Note 8.
Letters of Credit
At year-end 2020, we had $156 million of letters of credit outstanding (all outside the Credit Facility, as defined in Note 10), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2020 totaled $163 million, most of which state governments requested in connection with our self-insurance programs.

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
We are also subject to risk from changes in debt prices from our investments in debt securities and fluctuations in stock price from our investments in publicly traded companies. Changes in the price of the underlying stock can impact the fair value of our investment.
We use derivative instruments, including cash flow hedges, fair value hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes. See Note 2 for more information on derivative instruments.

The following table sets forth the scheduled maturities and the total fair value as of year-end 2020 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2021	2022	2023	2024	2025	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts, fair values represent assets.
Fixed-rate notes receivable	$2	$2	$1	$1	$1	$35	$42	$33
Average interest rate							0.83%
Floating-rate notes receivable	$2	$83	$1	$13	$1	$21	$121	$112
Average interest rate							3.77%
Liabilities - Maturities represent expected principal payments, fair values represent liabilities.
Fixed-rate debt	$(849)	$(572)	$(674)	$—	$(2,293)	$(3,804)	$(8,192)	$(9,100)
Average interest rate							4.06%
Floating-rate debt	$(317)	$(228)	$—	$(1,486)	$—	$—	$(2,031)	$(2,035)
Average interest rate							1.63%

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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Marriott International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2020, and the related notes, and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2021 expressed an adverse opinion thereon.
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

Accounting for the Loyalty Program
Description of the Matter
During 2020 the Company recognized $1,118 million of revenues previously deferred as of December 31, 2019 and had deferred revenue of $6,271 million as of December 31, 2020 associated with the Marriott Bonvoy guest loyalty program (the “Loyalty Program”). As discussed in Note 2 to the financial statements, the Company recognizes revenue for performance obligations relating to Loyalty Program points and free night certificates as they are redeemed and the related performance obligations are satisfied. The Company recognizes a portion of revenue for the Licensed IP performance obligation under the sales-based royalty criteria, with the remaining portion recognized on a straight-line basis over the contract term. Revenue is recognized utilizing complex models based upon the estimated standalone selling price per point and per free night certificate, which includes judgment in making the estimates of variable consideration and breakage of points.

Auditing Loyalty Program results is complex due to: (1) the complexity of models and high volume of data used to monitor and account for Loyalty Program results, (2) the complexity in accounting for the amendments to the Company’s co-brand credit card agreements during May 2020, as well as the judgment in estimating the relative standalone selling price of the related performance obligations, (3) the complexity and judgment of estimating the standalone selling price per Loyalty Program point, including both the estimate of variable consideration under the Company’s co-brand credit card agreements which has significant estimation uncertainty associated with projecting future cardholder spending and redemption activity, and the estimated breakage of Loyalty Program points which requires the use of specialists and (4) the material weakness in the Company’s internal control over financial reporting that existed for a portion of the year relating to the insufficient complement of resources, including IT and accounting processes and personnel, to perform the ongoing accounting associated with the Loyalty Program.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain controls over the Company’s process of accounting for the Loyalty Program. For example, we tested controls over the accounting methods and model used in reporting results of the Loyalty Program, management’s review of the assumptions and data inputs utilized in estimating the standalone selling price per Loyalty Program point, as well as the development of the estimated breakage.

To test the recognition of revenues and costs associated with the Loyalty Program, we performed audit procedures that included, among others, testing the clerical accuracy and consistency with US GAAP of the accounting model developed by the Company to recognize revenue and costs associated with the Loyalty Program, and testing significant inputs into the accounting model, including the estimated standalone selling price and recognition of points earned and redeemed during the period. Because of the material weakness that was present for a portion of the year, we expanded our sample sizes selected for substantive testing and performed additional testing over the completeness and accuracy of Loyalty Program data during the portion of the year in which the material weakness was present. We involved our valuation specialists to assist in our testing procedures with respect to the estimate of relative standalone selling price of the performance obligations associated with the amendment to the co-brand credit card agreements in May 2020. We involved our actuarial professionals to assist in our testing procedures with respect to the estimate of the breakage of Loyalty Program points. We evaluated management’s methodology for estimating the breakage of Loyalty Program points, and we tested underlying data and actuarial assumptions used in estimating the breakage. We evaluated the reasonableness of management’s assumptions, including projections of cash flows, used to estimate variable consideration under the Company’s co-brand credit cards.

Accounting for General & Administrative Expenses and Reimbursed Expenses
Description of the Matter
During 2020 the Company recognized $762 million of general and administrative expenses and $8,435 million of reimbursed expenses. As discussed in Note 2 to the financial statements, the Company incurs certain expenses that are for the benefit of, and reimbursable from, hotel owners and franchisees. Such amounts are recorded in the period in which the expense is incurred and include judgment with respect to the allocation of certain costs between general & administrative expenses, which are non-reimbursable, and reimbursed expenses.

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

Accounting for Indefinite-lived Brand Intangible Assets
Description of the Matter
At December 31, 2020 the Company had $5,995 million of indefinite-lived intangible brand assets. As discussed in Note 1 to the financial statements, the novel coronavirus (“COVID-19”) pandemic created uncertainty and increased subjectivity with respect to the development of estimates of future business performance. Further, as discussed in Note 2 to the financial statements, the Company evaluates the carrying value of its indefinite-lived brand intangible assets for impairment annually, or more frequently when factors indicate that the Company may not be able to recover the carrying value. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived brand intangible assets are less than the carrying amount. However, when potential indicators of impairment exist, such as in consideration of the impact of COVID-19 on operations, the Company performs an analysis to determine the recoverability of the asset by comparing the estimated fair value to the carrying value of the asset.

Auditing the accounting for indefinite-lived brand intangible assets is complex and judgmental as a result of the subjectivity in estimating the fair value of the indefinite-lived brand intangible assets. In particular, the fair value estimates are developed using the income approach and are subject to significant assumptions such as revenue growth, royalty rates and discount rates. These assumptions may be affected by the impact of the COVID-19 pandemic on future market conditions, including the duration of the recovery period.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for indefinite-lived brand intangible assets. For example, we tested management’s controls over the review of the significant assumptions used in estimating the fair value of indefinite-lived intangible assets.

To test the fair value of the indefinite-lived brand intangible assets our procedures included, among others, assessing the methodologies used in evaluating brand assets for impairment, involving our valuation specialists to assist in evaluating significant assumptions used by management in estimating the fair value of the brand assets, and testing the completeness and accuracy of underlying data used by management in their analyses. We compared the significant assumptions used by management to historical operating results and relevant observable market information including current industry, market and economic trends. Our procedures included evaluating the historical accuracy of management’s forecasts and performing sensitivity analyses to evaluate the impact of changes to significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 18, 2021

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
Fiscal Years 2020, 2019, and 2018
($ in millions, except per share amounts)

	December 31, 2020	December 31, 2019	December 31, 2018
REVENUES
Base management fees	$443	$1,180	$1,140
Franchise fees	1,153	2,006	1,849
Incentive management fees	87	637	649
Gross fee revenues	1,683	3,823	3,638
Contract investment amortization	(132)	(62)	(58)
Net fee revenues	1,551	3,761	3,580
Owned, leased, and other revenue	568	1,612	1,635
Cost reimbursement revenue (1)	8,452	15,599	15,543
	10,571	20,972	20,758
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	677	1,316	1,306
Depreciation, amortization, and other	346	341	226
General, administrative, and other	762	938	927
Restructuring and merger-related charges	267	138	155
Reimbursed expenses (1)	8,435	16,439	15,778
	10,487	19,172	18,392
OPERATING INCOME	84	1,800	2,366
Gains and other income, net	9	154	194
Interest expense	(445)	(394)	(340)
Interest income	27	26	22
Equity in (losses) earnings (1)	(141)	13	103
(LOSS) INCOME BEFORE INCOME TAXES	(466)	1,599	2,345
Benefit (provision) for income taxes	199	(326)	(438)
NET (LOSS) INCOME	$(267)	$1,273	$1,907
(LOSS) EARNINGS PER SHARE
(Loss) earnings per share - basic	$(0.82)	$3.83	$5.45
(Loss) earnings per share - diluted	$(0.82)	$3.80	$5.38
(1)See Note 16 for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
Fiscal Years 2020, 2019, and 2018
($ in millions)

	December 31, 2020	December 31, 2019	December 31, 2018
Net (loss) income	$(267)	$1,273	$1,907
Other comprehensive (loss) income:
Foreign currency translation adjustments	229	35	(391)
Derivative instrument adjustments and other, net of tax	(3)	(5)	21
Total other comprehensive income (loss), net of tax	226	30	(370)
Comprehensive (loss) income	$(41)	$1,303	$1,537
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2020 and 2019
($ in millions)

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and equivalents	$877	$225
Accounts and notes receivable, net	1,768	2,395
Prepaid expenses and other	172	252
Assets held for sale	8	255
	2,825	3,127
Property and equipment, net	1,514	1,904
Intangible assets
Brands	6,059	5,954
Contract acquisition costs and other	2,930	2,687
Goodwill	9,175	9,048
	18,164	17,689
Equity method investments	422	577
Notes receivable, net	159	117
Deferred tax assets	249	154
Operating lease assets	752	888
Other noncurrent assets	616	595
	$24,701	$25,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$1,173	$977
Accounts payable	527	720
Accrued payroll and benefits	831	1,339
Liability for guest loyalty program	1,769	2,258
Accrued expenses and other	1,452	1,383
	5,752	6,677
Long-term debt	9,203	9,963
Liability for guest loyalty program	4,502	3,460
Deferred tax liabilities	83	290
Deferred revenue	1,542	840
Operating lease liabilities	823	882
Other noncurrent liabilities	2,366	2,236
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,851	5,800
Retained earnings	9,206	9,644
Treasury stock, at cost	(14,497)	(14,385)
Accumulated other comprehensive loss	(135)	(361)
	430	703
	$24,701	$25,051
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2020, 2019, and 2018
($ in millions)

	December 31, 2020	December 31, 2019	December 31, 2018
OPERATING ACTIVITIES
Net (loss) income	$(267)	$1,273	$1,907
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	478	403	284
Stock-based compensation	201	187	184
Income taxes	(478)	(200)	(239)
Liability for guest loyalty program	535	257	520
Contract acquisition costs	(142)	(195)	(152)
Restructuring and merger-related charges	200	86	16
Working capital changes	(28)	(273)	(76)
Loss (gain) on asset dispositions	3	(147)	(194)
Deferred revenue changes and other	1,137	294	107
Net cash provided by operating activities	1,639	1,685	2,357
INVESTING ACTIVITIES
Capital and technology expenditures	(135)	(653)	(556)
Dispositions	260	395	479
Loan advances	(41)	(30)	(13)
Loan collections	8	51	48
Other	(57)	(47)	(10)
Net cash provided by (used in) investing activities	35	(284)	(52)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(2,290)	951	(129)
Issuance of long-term debt	3,561	1,397	1,646
Repayment of long-term debt	(1,887)	(835)	(397)
Issuance of Class A Common Stock	—	7	4
Dividends paid	(156)	(612)	(543)
Purchase of treasury stock	(150)	(2,260)	(2,850)
Stock-based compensation withholding taxes	(103)	(148)	(105)
Other	(8)	(8)	—
Net cash used in financing activities	(1,033)	(1,508)	(2,374)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	641	(107)	(69)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	253	360	429
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$894	$253	$360
(1)The 2020 amounts include beginning restricted cash of $28 million at December 31, 2019, and ending restricted cash of $17 million at December 31, 2020, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years 2020, 2019, and 2018
(in millions, except per share amounts)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
359.1		Balance at December 31, 2017	$3,582	$5	$5,770	$7,242	$(9,418)	$(17)
—		Adoption of ASU 2016-01	—	—	—	4	—	(4)
—		Adoption of ASU 2016-16	372	—	—	372	—	—
—		Net income	1,907	—	—	1,907	—	—
—		Other comprehensive loss	(370)	—	—	—	—	(370)
—		Dividends ($1.56 per share)	(543)	—	—	(543)	—	—
1.5		Stock-based compensation plans	86	—	44	—	42	—
(21.5)		Purchase of treasury stock	(2,809)	—	—	—	(2,809)	—
339.1		Balance at December 31, 2018	2,225	5	5,814	8,982	(12,185)	(391)
—		Adoption of ASU 2016-02	1	—	—	1	—	—
—		Net income	1,273	—	—	1,273	—	—
—		Other comprehensive income	30	—	—	—	—	30
—		Dividends ($1.85 per share)	(612)	—	—	(612)	—	—
2.2		Stock-based compensation plans	46	—	(14)	—	60	—
(17.3)		Purchase of treasury stock	(2,260)	—	—	—	(2,260)	—
324.0		Balance at December 31, 2019	703	5	5,800	9,644	(14,385)	(361)
—		Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—		Net loss	(267)	—	—	(267)	—	—
—		Other comprehensive income	226	—	—	—	—	226
—		Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.4		Stock-based compensation plans	89	—	51	—	38	—
(1.0)		Purchase of treasury stock	(150)	—	—	—	(150)	—
324.4	(1)	Balance at December 31, 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
(1)Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $0.01 per share and 10 million shares of preferred stock, without par value. At year-end 2020, we had 324.4 million of these authorized shares of our common stock and no preferred stock outstanding.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Consolidated Financial Statements as our “Financial Statements,” (2) our Consolidated Statements of (Loss) Income as our “Income Statements,” (3) our Consolidated Balance Sheets as our “Balance Sheets,” (4) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America region, Europe, Middle East and Africa segment, and Asia Pacific segment as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2020 and fiscal year-end 2019 and the results of our operations and cash flows for fiscal years 2020, 2019, and 2018. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
The accompanying Financial Statements also reflect our adoption of Accounting Standards Update (“ASU”) 2016-13. See the “New Accounting Standards Adopted” caption in Note 2 for additional information.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Base Management and Incentive Management Fees: For our managed hotels, we have performance obligations to provide hotel management services and a license to our intellectual property for the use of our brand names. As compensation for such services, we are generally entitled to receive base fees, which are a percentage of the revenues of hotels, and incentives fees, which are generally based on a measure of hotel profitability. Both the base and incentive management fees are variable consideration, as the transaction price is based on a percentage of revenue or profit, as defined in each contract. We recognize base management fees on a monthly basis over the term of the agreement as those amounts become payable. We recognize incentive management fees on a monthly basis over the term of the agreement based on each property’s financial results, as long as we do not expect a significant reversal due to projected future hotel performance or cash flows in future periods.
Franchise Fee and Royalty Fee Revenue: For our franchised hotels, we have a performance obligation to provide franchisees and operators a license to our intellectual property for use of certain of our brand names. As compensation for such services, we are typically entitled to initial application fees and ongoing royalty fees. Our ongoing royalty fees represent variable consideration, as the transaction price is based on a percentage of certain revenues of the hotels, as defined in each contract. We recognize royalty fees on a monthly basis over the term of the agreement as those amounts become payable. Initial application and relicensing fees are fixed consideration payable upon submission of a franchise application or renewal and are recognized on a straight-line basis over the initial or renewal term of the franchise agreements.
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
Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the long term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally a combination of fixed fees and variable fees based on sales or other metrics and are payable on a monthly basis. We generally recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, we present in the “Reimbursed expenses” caption of our Income Statements spending funded by the proceeds ($664 million, $425 million after-tax) from the 2017 sale of our interest in Avendra LLC, which we committed would be used for the benefit of hotels in our system. Such spending totaled $62 million ($46 million after-tax) in 2020, $118 million ($87 million after-tax) in 2019, and $115 million ($85 million after-tax) in 2018.
Other Revenue: Includes Global Design fees, which we describe below, termination fees, and other property and brand revenues. We generally recognize termination fees when collection is probable and other revenue as services are rendered. Amounts received in advance are deferred as liabilities.
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
Loyalty Program: Loyalty Program members earn points based on the money they spend at our hotels; purchases of timeshare interval, fractional ownership, and residential products; and through participation in travel experiences and affiliated partners’ programs, such as those offered by credit card, car rental, airline, and other companies. Members can redeem points, which we track on their behalf, for stays at most of our hotels, airline tickets, airline frequent flyer program miles, rental cars, and a variety of other awards. Points cannot be redeemed for cash.
Under our Loyalty Program, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Program as a cross-brand marketing program to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Program, including costs for marketing, promotion, communication with, and performing member services for Loyalty Program members, with no added mark-up. We generally receive cash contributions on a monthly basis from managed, franchised, owned, and leased hotels based on a portion of qualified spend by Loyalty Program members (when the points are issued). We recognize these contributions into revenue as we provide the related service (when the points are redeemed). The amount of revenue we recognize upon point redemption is based on a blend of historical funding rates and is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate breakage based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption on our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. Our redemption cost, which is generally based on redemption rates that can increase in periods in which occupancy at the property exceeds a certain threshold, could be higher or lower than our revenue recognized in any given period. We recognize all other Loyalty Program costs as incurred in our “Reimbursed expenses” caption.
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
Current and noncurrent deferred revenue increased by $907 million, to $1,867 million at December 31, 2020 from $960 million at December 31, 2019, primarily as a result of amendments to the existing agreements for our U.S.-issued co-brand credit cards associated with our Loyalty Program, which we signed in May 2020. These amendments provided the Company with $920 million of cash from the prepayment of certain future revenues, the early payment of a previously committed signing bonus, and the pre-purchase of Marriott Bonvoy points and other consideration. We recorded the amount of cash received primarily in the deferred revenue caption, and the remainder in the liability for guest loyalty program captions, on our Balance Sheet.
Our current and noncurrent Loyalty Program liability increased by $553 million, to $6,271 million at December 31, 2020, from $5,718 million at December 31, 2019, primarily reflecting an increase in points earned by members, partially offset by $1,118 million of revenue recognized in 2020, that was deferred as of December 31, 2019. The current portion of our Loyalty Program liability decreased compared to December 31, 2019, due to lower estimated redemptions in the short-term as a result of COVID-19. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In 2020, the updated estimates resulted in a net decrease in deferred revenue, and a corresponding net increase in revenue of approximately $47 million.

Costs Incurred to Obtain and Fulfill Contracts with Customers
We incur certain costs to obtain and fulfill contracts with customers, which we capitalize and amortize on a straight-line basis over the initial, non-cancellable term of the contract. We classify incremental costs of obtaining a contract with a customer in the “Contract acquisition costs and other” caption of our Balance Sheets, the related amortization in the “Contract investment amortization” caption of our Income Statements, and the cash flow impact in the “Contract acquisition costs” caption of our Statements of Cash Flows. We assess the assets for impairment when events or changes in circumstances indicate that we may not be able to recover the carrying value. We recognize an impairment loss for the amount by which the carrying value exceeds the expected net future cash flows. We classify certain direct costs to fulfill a contract with a customer in the “Other noncurrent assets” and “Prepaid expenses and other” captions of our Balance Sheets, and the related amortization in the “Owned, leased, and other - direct expenses” caption of our Income Statements. We had capitalized costs to fulfill contracts with customers of $366 million at December 31, 2020 and $351 million at December 31, 2019. See Note 11 for information on capitalized costs incurred to obtain contracts with customers.
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
Retirement Savings Plan
We contribute to tax-qualified retirement plans for the benefit of U.S. employees who meet certain eligibility requirements and choose to participate in the plans. Participating employees specify the percentage or amount of salary they wish to contribute from their compensation, and the Company typically makes discretionary and certain other matching or supplemental contributions. We recognized compensation costs from Company contributions of $75 million in 2020, $128 million in 2019, and $224 million in 2018.
Non-U.S. Operations
The U.S. dollar is the functional currency of our consolidated and unconsolidated entities operating in the U.S. The functional currency of our consolidated and unconsolidated entities operating outside of the U.S. is generally the principal currency of the economic environment in which the entity primarily generates and expends cash. We translate the financial statements of consolidated entities whose functional currency is not the U.S. dollar into U.S. dollars, and we do the same, as needed, for unconsolidated entities whose functional currency is not the U.S. dollar. We translate assets and liabilities at the exchange rate in effect as of the financial statement date and translate income statement accounts using the weighted average exchange rate for the period. We include translation adjustments from currency exchange and the effect of exchange rate changes on intercompany transactions of a long-term investment nature as a separate component of stockholders’ equity. We report gains and losses from currency exchange rate changes for intercompany receivables and payables that are not of a long-term investment nature, as well as for third-party transactions, currently in operating costs and expenses.
Stock-Based Compensation
Our stock-based compensation awards primarily consist of restricted stock units (“RSUs”). We measure compensation costs for our stock-based payment transactions at fair value based on the closing stock price on the grant date, and we recognize those costs in our Financial Statements over the vesting period during which the employee provides service in exchange for the award.
Advertising Costs
We expense costs to produce advertising as they are incurred and to communicate advertising as the communication occurs and record such amounts in reimbursed expenses to the extent undertaken on behalf of our owners and franchisees. We recognized advertising costs of $276 million in 2020, $851 million in 2019, and $660 million in 2018.

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
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold (that is, a likelihood of more than 50 percent), under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, to continue to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. See Note 7 for further information.
Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We record an allowance for credit losses measured over the contractual life of the instrument based on an assessment of historical collection activity and current and forecasted future economic conditions by region.
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
Goodwill
We test goodwill for potential impairment at least annually in the fourth quarter, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
We calculate the estimated fair value of an intangible asset or asset group using the income approach or the market approach. We utilize the same assumptions and methodology for the income approach that we describe in the “Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation. See Note 9 and Note 12 for additional information.
Investments
We hold equity interests in ventures established to develop or acquire and own hotel properties or that otherwise support our hospitality operations. We account for these investments as either an equity method investment, a financial asset, or a controlled subsidiary. We apply the equity method of accounting if we have significant influence over the entity, typically when we hold 20 percent or more of the voting common stock (or equivalent) of an investee but do not have a controlling financial interest. In certain circumstances, such as with investments in limited liability companies or limited partnerships, we apply the equity method of accounting when we own as little as three to five percent. We account for financial assets at fair value if it is readily determinable, or using the fair value alternative method, whereby investments are measured at cost less impairment, adjusted for observable price changes. We consolidate entities that we control.
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
We review the effectiveness of our hedging instruments quarterly and discontinue hedge accounting for any hedge that we no longer consider to be highly effective. We recognize changes in fair value for derivatives not designated as hedges or those not qualifying for hedge accounting in current period earnings. Upon termination of cash flow hedges, we release gains and losses from AOCI based on the timing of the underlying cash flows or revenue recognized, unless the termination results from the failure of the intended transaction to occur in the expected time frame. Such untimely transactions require us to immediately recognize in earnings the gains and/or losses that we previously recorded in AOCI.
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
Loan Loss Reserves
We may make senior, mezzanine, and other loans to owners of hotels that we operate or franchise, generally to facilitate the development of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. We use metrics such as loan-to-value ratios and debt service coverage, and other information about collateral and from third-party rating agencies to assess the credit quality of the loan receivable, both upon entering into the loan agreement and on an ongoing basis as applicable.
At inception and throughout the term of the loan agreement, we individually assess loans for impairment. We consider current and forecasted future economic conditions in addition to our historical experience. We use internally generated cash flow projections to determine the likelihood that the loans will be repaid under the terms of the loan agreements. To measure impairment, we calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated collateral is less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.
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
Self-Insurance Programs
We self-insure for certain levels of liability, workers’ compensation, property insurance and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of two percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements. We classify the current portion of our self-insurance reserve in the “Accrued expenses and other” caption and the noncurrent portion in the “Other noncurrent liabilities” caption of our Balance Sheets. The current portion of our self-insurance reserve was $121 million in 2020 and $166 million in 2019. The noncurrent portion of our self-insurance reserve was $341 million in 2020 and $323 million in 2019.
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

Asset Acquisitions
Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. We allocate the cost of the acquisition, including direct and incremental transaction costs, to the individual assets acquired and liabilities assumed on a relative fair value basis. Goodwill is not recognized in an asset acquisition. See Note 4 for additional information.
New Accounting Standards Adopted
ASU No. 2016-13 - “Financial Instruments-Credit Losses” (Topic 326). ASU 2016-13 requires the use of an impairment methodology that reflects an estimate of expected credit losses, measured over the contractual life of an instrument, based on information about past events, current conditions, and forecasts of future economic conditions. We adopted ASU 2016-13 in the 2020 first quarter using the modified retrospective transition method. Upon adoption, we increased our allowance for credit losses in the “Accounts and notes receivable, net” caption of our Balance Sheets by $19 million, from $82 million at December 31, 2019 to $101 million at January 1, 2020. We also recorded a $4 million decrease in the “Deferred tax liabilities” caption of our Balance Sheets and a $15 million cumulative-effect adjustment to retained earnings on our Balance Sheets.
Additionally, we recorded a provision for credit losses of $136 million in 2020, primarily due to the negative economic impact caused by COVID-19 and our estimate of future economic conditions. The allowance for credit losses was $207 million at December 31, 2020.
NOTE 3. RESTRUCTURING CHARGES
Beginning in the 2020 second quarter, we initiated several regional restructuring plans to achieve cost savings in response to the decline in lodging demand caused by COVID-19. In 2020, we recorded $366 million of restructuring charges for above-property, property-level, and owned and leased properties employee termination benefits, of which we present $56 million in the “Restructuring and merger-related charges” caption and $310 million in the “Reimbursed expenses” caption of our Income Statements. Our U.S. & Canada segment recorded $255 million of the total restructuring charges in 2020.
In 2020, we recorded $117 million of global above-property restructuring charges, of which we present $44 million in the “Restructuring and merger-related charges” caption and $73 million in the “Reimbursed expenses” caption of our Income Statements. We have substantially completed the programs relating to our above-property organization as of year-end 2020.
In 2020, we recorded $249 million of property-level and owned and leased properties restructuring charges, of which we present $12 million in the “Restructuring and merger-related charges” caption and $237 million in the “Reimbursed expenses” caption of our Income Statements. We anticipate additional property-level and owned and leased properties restructuring charges in future quarters.
The following table presents our restructuring reserve activity during the period:

($ in millions)	Employee termination benefits
Balance at December 31, 2019	$—
Charges	366
Cash payments	(215)
Other	(8)
Balance at December 31, 2020, classified in “Accrued expenses and other”	$143
NOTE 4. DISPOSITIONS AND ACQUISITIONS
Dispositions
In 2020, we sold one U.S. & Canada property for $268 million. We continue to operate the hotel under a long-term management agreement.
In 2019, we sold two U.S. & Canada properties and recognized total gains of $134 million in the “Gains and other income, net” caption of our Income Statements. We continue to operate the hotels under long-term management agreements.
In 2018, we sold two U.S. & Canada properties, two Asia Pacific properties, and two Caribbean and Latin America properties and recognized total gains of $132 million in the “Gains and other income, net” caption of our Income Statements. We continue to operate all but one of these hotels under long-term management agreements.

In 2018, we sold our interest in three equity method investments, whose assets included a plot of land in Italy, a Caribbean and Latin America property, and an Asia Pacific property, and we recognized total gains of $42 million in the “Gains and other income, net” caption of our Income Statements. Also, in 2018, third-party investees sold a Caribbean and Latin America property and a U.S. & Canada property, and we recorded our share of the gains of $55 million and $10 million, respectively, in the “Equity in (losses) earnings” caption of our Income Statements.
Acquisitions
In 2019, we completed the acquisition of Elegant Hotels Group plc (“Elegant”) for $128 million in cash and assumed Elegant’s net debt outstanding of $63 million, which we subsequently repaid in January 2020. As a result of the transaction, we added seven hotels and a beachfront restaurant on the island of Barbados to our Caribbean and Latin America owned and leased portfolio.
In 2019, we purchased a U.S. & Canada property for $206 million.
In 2019, we accelerated our option to acquire our partner’s remaining interests in two joint ventures. As a result of the transaction, we recognized an indefinite-lived brand asset for AC Hotels by Marriott of $156 million and management and franchise contract assets, with a weighted-average term of 24 years totaling $34 million.
NOTE 5. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method in order to calculate the dilutive effect of the Company’s potential common stock:

(in millions, except per share amounts)	2020	2019	2018
Computation of Basic (Loss) Earnings Per Share
Net (loss) income	$(267)	$1,273	$1,907
Shares for basic (loss) earnings per share	325.8	332.7	350.1
Basic (loss) earnings per share	$(0.82)	$3.83	$5.45
Computation of Diluted (Loss) Earnings Per Share
Net (loss) income	$(267)	$1,273	$1,907
Shares for basic earnings per share	325.8	332.7	350.1
Effect of dilutive securities
Stock-based compensation(1)	—	2.8	4.1
Shares for diluted (loss) earnings per share	325.8	335.5	354.2
Diluted (loss) earnings per share	$(0.82)	$3.80	$5.38
(1) For the calculation of diluted loss per share for year-end 2020, we excluded share-based compensation securities of 1.4 million because the effect was anti-dilutive.
NOTE 6. STOCK-BASED COMPENSATION
RSUs and PSUs
We granted RSUs in the 2020 first quarter to certain officers and key employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted performance-based RSUs (“PSUs”) in the 2020 first quarter to certain executive officers, which are earned, subject to continued employment and the satisfaction of certain performance conditions based on achievement of pre-established targets for gross room openings, active Marriott Bonvoy loyalty member growth, and adjusted operating income growth over, or at the end of, a three-year performance period. Additionally, in the 2020 third quarter, as part of our effort to encourage associate retention in response to the severe impact of COVID-19 on our industry and Company, we accelerated the issuance of RSU awards to certain officers and key employees that ordinarily would have been made in the 2021 first quarter, and those units generally vest over four years and five months, with one quarter of the units vesting one year and five months after the grant date and the remaining units vesting in equal annual installments thereafter. We did not accelerate the issuance of awards for our most senior executives.
We had deferred compensation costs for RSUs of approximately $301 million at year-end 2020 and $176 million at year-end 2019. The weighted average remaining term for RSUs outstanding at year-end 2020 was 2.5 years.

The following table provides additional information on RSUs, including PSUs, for the last three fiscal years:

	2020	2019	2018
Stock-based compensation expense (in millions)	$188	$177	$170
Weighted average grant-date fair value (per RSU)	$101	$117	$132
Aggregate intrinsic value of distributed RSUs (in millions)	$234	$276	$294
The following table presents the changes in our outstanding RSUs, including PSUs, during 2020 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per unit)
Outstanding at year-end 2019	4.1	$106
Granted	3.6	101
Distributed	(1.6)	97
Forfeited	(0.3)	114
Outstanding at year-end 2020	5.8	$107
Other Information
At year-end 2020, we had 27 million remaining shares authorized under the Marriott and Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) stock plans.
NOTE 7. INCOME TAXES
The components of our (losses) earnings before income taxes for the last three fiscal years consisted of:

($ in millions)	2020	2019	2018
U.S.	$(320)	$549	$1,311
Non-U.S.	(146)	1,050	1,034
	$(466)	$1,599	$2,345
Our benefit (provision) for income taxes for the last three fiscal years consisted of:

($ in millions)		2020	2019	2018
Current	-U.S. Federal	$9	$(272)	$(169)
	-U.S. State	(41)	(57)	(94)
	-Non-U.S.	(78)	(161)	(284)
		(110)	(490)	(547)

Deferred	-U.S. Federal	180	141	10
	-U.S. State	81	39	(6)
	-Non-U.S.	48	(16)	105
		309	164	109
		$199	$(326)	$(438)

Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2018 to the end of 2020:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2018	$491
Change attributable to tax positions taken in prior years	37
Change attributable to tax positions taken during the current period	148
Decrease attributable to settlements with taxing authorities	(53)
Unrecognized tax benefit at year-end 2018	623
Change attributable to tax positions taken in prior years	(13)
Change attributable to tax positions taken during the current period	13
Decrease attributable to settlements with taxing authorities	(54)
Unrecognized tax benefit at year-end 2019	569
Change attributable to tax positions taken in prior years	(66)
Change attributable to tax positions taken during the current period	4
Decrease attributable to settlements with taxing authorities	(43)
Unrecognized tax benefit at year-end 2020	$464
Our unrecognized tax benefit balances included $410 million at year-end 2020, $498 million at year-end 2019, and $497 million at year-end 2018 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next twelve months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. Related interest (benefit) expense totaled $(15) million in 2020, $28 million in 2019, and $3 million in 2018. We accrued interest and penalties related to our unrecognized tax benefits of approximately $85 million at year-end 2020 and $100 million at year-end 2019 on our Balance Sheets.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of year-end 2020, we have settled all issues for tax years through 2013 for Marriott and through 2012 for Starwood. Our Marriott 2014 and 2015 tax year audits are substantially complete, and our Marriott 2016 through 2018 tax year audits are currently ongoing. Starwood is currently under audit by the IRS for years 2013 through 2016. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
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

The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of year-end 2020 and year-end 2019:

($ in millions)	At Year-End 2020	At Year-End 2019
Deferred Tax Assets
Employee benefits	$262	$267
Net operating loss carry-forwards	818	680
Accrued expenses and other reserves	214	162
Receivables, net	12	11
Tax credits	49	41
Loyalty Program	367	249
Deferred income	69	70
Lease liabilities	252	261
Other	82	15
Deferred tax assets	2,125	1,756
Valuation allowance	(1,009)	(616)
Deferred tax assets after valuation allowance	1,116	1,140
Deferred Tax Liabilities
Equity method investments	(29)	(55)
Property and equipment	(42)	(82)
Intangibles	(663)	(895)
Right-of-use assets	(197)	(229)
Self-insurance	(19)	(15)
Deferred tax liabilities	(950)	(1,276)
Net deferred taxes	$166	$(136)
Our valuation allowance is attributable to non-U.S. and U.S. state net operating loss carry-forwards. During 2020, our valuation allowance increased primarily due to legislative changes in Switzerland and net operating losses in Luxembourg.
At year-end 2020, we had approximately $31 million of tax credits that will expire through 2030 and $17 million of tax credits that do not expire. We recorded $44 million of net operating loss benefits in 2020 and $10 million in 2019. At year-end 2020, we had approximately $3,938 million of primarily state and foreign net operating losses, of which $2,315 million will expire through 2040.
We made no provision for U.S. income taxes or additional non-U.S. taxes on certain undistributed earnings of non-U.S. subsidiaries. These earnings could become subject to additional taxes if the non-U.S. subsidiaries dividend or loan those earnings to an affiliate or if we sell our interests in the non-U.S. subsidiaries. We cannot practically estimate the amount of additional taxes that might be payable on the undistributed earnings.

Reconciliation of U.S. Federal Statutory Income Tax Rate to Actual Income Tax Rate
The following table reconciles the U.S. statutory tax rate to our effective income tax rate for the last three fiscal years:

	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	3.8	1.6	2.5
Non-U.S. income	12.5	(3.3)	(1.0)
Change in valuation allowance	(20.0)	3.4	2.6
Change in uncertain tax positions	12.2	1.9	1.0
Change in U.S. tax rate	0.0	0.0	(1.7)
Permanent items	9.4	1.3	0.0
Tax on asset dispositions	0.0	(0.7)	(2.9)
Excess tax benefits related to equity awards	6.4	(3.2)	(1.8)
U.S. tax on foreign earnings	(3.0)	0.1	0.0
Other, net	0.6	(1.7)	(1.0)
Effective rate	42.9%	20.4%	18.7%
The non-U.S. income tax benefit presented in the table above includes tax-exempt income in Hong Kong and Singapore, and a deemed interest deduction in Switzerland, which collectively represented 12.9% in 2020, 8.8% in 2019, and 4.0% in 2018. We included the impact of these items in the non-U.S. income line above because we consider them to be equivalent to a reduction of the statutory tax rates in these jurisdictions. Pre-tax income in Switzerland, Singapore, and Hong Kong totaled $314 million in 2020, $709 million in 2019, and $513 million in 2018.
The non-U.S. income tax benefit also includes U.S. income tax expense on non-U.S. operations, which represents 0.8% in 2020, 2.0% in 2019, and 1.4% in 2018. We included the impact of this tax in the non-U.S. income line above because we consider this tax to be an integral part of the foreign taxes.
Other Information
We paid cash for income taxes, net of refunds, of $279 million in 2020, $526 million in 2019, and $678 million in 2018.
NOTE 8. COMMITMENTS AND CONTINGENCIES
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at year-end 2020 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$6
Operating profit	207	128
Other	19	4
	$279	$138
Our liability at year-end 2020 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $16 million of “Accrued expenses and other” and $122 million of “Other noncurrent liabilities.”

Our maximum potential guarantees listed in the preceding table include $90 million of operating profit guarantees and $7 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
In conjunction with financing obtained for specific projects or properties owned by us or entities in which we have an investment, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the entity or our own actions.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee. In the 2020 fourth quarter, we estimated that the put option is probable of being exercised under the terms of the agreement, and accordingly, we increased our recorded liability from $57 million at year-end 2019 to $300 million at year-end 2020. We recorded the related expense in the “Restructuring and merger-related charges” caption of our Income Statements.
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
Commitments
At year-end 2020, we had various purchase commitments for goods and services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $437 million. We expect to purchase goods and services subject to these commitments as follows: $186 million in 2021, $137 million in 2022, $48 million in 2023, and $66 million thereafter.
Letters of Credit
At year-end 2020, we had $156 million of letters of credit outstanding (all outside the Credit Facility, as defined in Note 10), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2020 totaled $163 million, most of which state governments requested in connection with our self-insurance programs.
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
Expenses and Insurance Recoveries
In 2020, we recorded an $11 million net reversal of expenses and $29 million of accrued insurance recoveries related to the Data Security Incident; in 2019, we recorded $148 million of expenses and $84 million of accrued insurance recoveries related to the Data Security Incident; and in 2018, we recorded $28 million of expenses and $25 million of accrued insurance recoveries related to the Data Security Incident. We received insurance recoveries of $47 million in 2020 and $58 million in 2019. The net reversal of expenses for 2020 is primarily due to the reduction of the accrual for the ICO fine to reflect the amount of the final ICO fine, as further described below. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Restructuring and merger-related charges” captions of our Income Statements.

Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed against us and certain of our current officers and directors on December 1, 2018, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. The MDL proceeding also includes two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company, certain of its officers and certain current and former members of our Board of Directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. A separate shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of its officers and certain current and former members of our Board of Directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case will not be consolidated with the MDL proceeding. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. We have filed motions to dismiss in each of these cases, some of which have been denied, but the cases generally remain at an early stage. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. In April 2019, we received a letter purportedly on behalf of a stockholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against the Company’s current and certain former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing. In addition, on August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 (the “U.K. DPA”) in connection with the Data Security Incident. We dispute all of the allegations in this purported action and will vigorously defend against any such claims. On November 5, 2020, the court issued an order with the consent of all parties staying this action pending resolution of another case raising similar issues, but not involving the Company, that is pending before the U.K. Supreme Court.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. With the exception of the ICO proceeding, these matters generally remain open. In July 2019, the ICO issued a formal notice of intent under the U.K. DPA proposing a fine in the amount of £99 million against the Company in relation to the Data Security Incident. We submitted written responses to the ICO vigorously defending our position and engaged with the ICO regarding the Data Security Incident and proposed fine. In October 2020, the ICO issued a final decision under the U.K. DPA, which includes a fine of £18.4 million. The Company did not appeal the ICO’s decision, but has made no admission of liability in relation to the decision or the underlying allegations. In 2019, we expensed $65 million for this loss contingency, in the “Restructuring and merger-related charges” caption of our Income Statements, based on the fine initially proposed by the ICO in July 2019 and the ongoing proceeding. In 2020, we recorded a $39 million reversal of expense, based on the ICO’s issuance of the final decision. We paid a portion of the ICO fine in the 2020 fourth quarter, and the remainder is payable over the next two years. Our accrual for this loss contingency, which we present in the “Accrued expenses and other” and “Other noncurrent liabilities” captions of our Balance Sheets, was $65 million at year-end 2019 and $17 million at year-end 2020. Our production of information and/or documents to the state Attorneys General and the Federal Trade Commission is now complete, and we are in the early stages of discussions with those authorities to resolve their investigations and requests.
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
NOTE 9. LEASES
We enter into operating and finance leases primarily for hotels, offices, and equipment. Most leases have initial terms of up to 20 years, and contain one or more renewals at our option, generally for five- or 10-year periods. We have generally not included these renewal periods in the lease term as it is not reasonably certain that we will exercise the renewal option.
The following table details the composition of lease expense for 2020 and 2019:

($ in millions)	2020	2019
Operating lease cost	$157	$185
Variable lease cost	60	113
We recorded impairment charges of $116 million in 2020 and $99 million in 2019 in the “Depreciation, amortization, and other” caption of our Income Statements to reduce the carrying amount of certain U.S. & Canada hotel leases right-of-use assets and property and equipment, including leasehold improvements. The impairment charges recorded in 2020 were due to the impact of COVID-19. We determined that we may not be able to fully recover the carrying amount of these U.S. & Canada hotel leases after evaluating the assets for recovery due to declines in market performance and future cash flow projections. We estimated the fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates and demand trends. Additionally, during the year ended 2019, we recorded expense of $34 million in the “Restructuring and merger-related charges” caption of our Income Statements due to the impairment of a legacy-Starwood office building accounted for as a finance lease.
The following table presents our future minimum lease payments at year-end 2020:

($ in millions)	Operating Leases	Finance Leases
2021	$184	$13
2022	176	13
2023	124	14
2024	116	14
2025	106	14
Thereafter	529	138
Total minimum lease payments	$1,235	$206
Less: Amount representing interest	265	53
Present value of minimum lease payments	$970	$153
The following table presents the composition of our current and noncurrent lease liability at year-end 2020 and 2019:

($ in millions)	December 31, 2020		December 31, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Current (1)	$147	$7	$130	$6
Noncurrent (2)	823	146	882	151
	$970	$153	$1,012	$157
(1)Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.
At year-end 2020, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.

The following table presents additional information about our lease obligations at year-end 2020 and 2019:

	2020		2019
	Operating leases	Finance leases	Operating leases	Finance leases
Weighted Average Remaining Lease Term (in years)	10	13	11	14
Weighted Average Discount Rate	4.6%	4.4%	4.8%	4.4%
The following table presents supplemental cash flow information for 2020 and 2019:

($ in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$162	$176
Operating cash outflows for finance leases	7	7
Financing cash outflows for finance leases	6	6
Lease assets obtained in exchange for lease obligations:
Operating leases	35	89

NOTE 10. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2020 and 2019:

($ in millions)	At Year-End 2020	At Year-End 2019
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	$173	$349
Series M Notes, interest rate of 3.4%, face amount of $350, matured October 15, 2020 (effective interest rate of 3.6%)	—	349
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	399	398
Series O Notes, interest rate of 2.9%, face amount of $450, maturing March 1, 2021 (effective interest rate of 3.1%)	450	449
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	346	346
Series Q Notes, interest rate of 2.3%, face amount of $399, maturing January 15, 2022 (effective interest rate of 2.5%)	398	747
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	745	744
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	330	332
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	290	291
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	445	444
Series Y Notes, floating rate, face amount of $550, matured December 1, 2020	—	549
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	348	347
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, maturing March 8, 2021 (effective interest rate of 0.9% at December 31, 2020)	300	299
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	586	564
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	228	543
Series EE Notes, interest rate of 5.8%, face amount of $1,600, maturing May 1, 2025 (effective interest rate of 6.0%)	1,583	—
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	986	—
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	985	—

Commercial paper	—	3,197
Credit Facility	900	—
Finance lease obligations	153	157
Other	143	247
	$10,376	$10,940
Less current portion	(1,173)	(977)
	$9,203	$9,963
All our long-term debt is recourse to us but unsecured, other than debt assumed in our acquisition of Elegant which we paid off in January 2020 and debt associated with one of our owned properties. All the Senior Notes shown in the table above are our unsecured and unsubordinated obligations, which rank equally with our other Senior Notes and all other unsecured and unsubordinated indebtedness that we have issued or will issue from time to time, and are governed by the terms of an indenture, dated as of November 16, 1998, between us and The Bank of New York Mellon (formerly The Bank of New York), as trustee. With the exception of the floating rate Series BB Notes, we may redeem some or all of each series of the Senior Notes before maturity under the terms provided in the applicable form of Senior Note.

We are party to a multicurrency revolving credit agreement (as amended, the “Credit Facility”) that provides for up to $4.5 billion of aggregate effective borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In 2020, we made borrowings of $4.5 billion and repayments of $3.6 billion, resulting in total outstanding borrowings under the Credit Facility of $0.9 billion as of December 31, 2020.
In April 2020, we entered into an amendment to the Credit Facility (the “First Credit Facility Amendment”). The First Credit Facility Amendment waives the quarterly-tested leverage covenant in the Credit Facility through and including the first quarter of 2021 (the “Covenant Waiver Period”), which waiver period may end sooner at our election, adjusts the required leverage levels for the covenant when it is re-imposed at the end of the Covenant Waiver Period, and imposes a new monthly-tested liquidity covenant for the duration of the Covenant Waiver Period. The First Credit Facility Amendment also makes certain other amendments to the terms of the Credit Facility, including increasing the interest and fees payable on the Credit Facility for the duration of the Covenant Waiver Period, tightening certain existing covenants, and imposing additional covenants for the duration of the Covenant Waiver Period. These covenant changes include tightening the lien covenant and the covenant on dividends, share repurchases and distributions, and imposing new covenants limiting asset sales, investments and discretionary capital expenditures.
In January 2021, we entered into two more amendments to the Credit Facility (the “New Credit Facility Amendments,” and together with the First Credit Facility Amendment, the “Credit Facility Amendments”), which extend the Covenant Waiver Period through and including the fourth quarter of 2021 (which waiver period may end sooner at our election), revise the required leverage levels for such covenant when it is re-imposed at the end of the Covenant Waiver Period (starting at 5.50 to 1.00 when the leverage test is first re-imposed and gradually stepping down to 4.00 to 1.00 over the succeeding five fiscal quarters, as further described in the Credit Facility), and increase the minimum liquidity amount under the liquidity covenant that is tested monthly for the duration of the Covenant Waiver Period. The New Credit Facility Amendments also make certain other amendments to the terms of the Credit Facility, including reducing the rate floor for the LIBOR Daily Floating Rate and the Eurocurrency Rate.
In April 2020, we issued $1.6 billion aggregate principal amount of 5.750 percent Series EE Notes due May 1, 2025 (the “Series EE Notes”). We pay interest on the Series EE Notes in May and November of each year, commencing in November 2020. We received net proceeds of approximately $1.581 billion from the offering of the Series EE Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes.
In June 2020, we issued $1.0 billion aggregate principal amount of 4.625 percent Series FF Notes due June 15, 2030 (the “Series FF Notes”). We pay interest on the Series FF Notes in June and December of each year, commencing in December 2020. We received net proceeds of approximately $985 million from the offering of the Series FF Notes, after deducting the underwriting discount and estimated expenses. We used the majority of these proceeds to repurchase Senior Notes with near term maturities, as further described below.
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

The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt at year-end 2020:

Debt Principal Payments ($ in millions)	Amount
2021	$1,173
2022	807
2023	682
2024	1,494
2025	2,302
Thereafter	3,918
Balance at year-end 2020	$10,376
We paid cash for interest, net of amounts capitalized, of $377 million in 2020, $348 million in 2019, and $290 million in 2018.
NOTE 11. INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2020 and 2019:

($ in millions)	At Year-End 2020	At Year-End 2019
Definite-lived Intangible Assets
Costs incurred to obtain contracts with customers	$1,674	$1,588
Contracts acquired in business combinations and other	2,257	1,972
	3,931	3,560
Accumulated amortization	(937)	(808)
	2,994	2,752
Indefinite-lived Intangible Brand Assets	5,995	5,889
	$8,989	$8,641
We capitalize direct costs that we incur to obtain management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, ranging from 15 to 30 years. In 2020, we recorded impairment charges totaling $64 million in the “Contract investment amortization” caption of our Income Statements to reduce the carrying amount of certain capitalized costs incurred to obtain contracts with customers, primarily due to the impact of COVID-19, most of which we recorded in our U.S. & Canada business segment.
For acquired definite-lived intangible assets, we recorded amortization expense of $97 million in 2020, $105 million in 2019, and $111 million in 2018 in the “Depreciation, amortization, and other” caption of our Income Statements. For these assets, we estimate that our aggregate amortization expense will be $95 million for each of the next five fiscal years.
The following table details the carrying amount of our goodwill at year-end 2020 and 2019:

($ in millions)	U.S. & Canada	Asia Pacific	EMEA	CALA	Total Goodwill
Balance at year-end 2019	$5,338	$1,864	$1,522	$324	$9,048
Foreign currency translation	9	71	57	(10)	127
Balance at year-end 2020	$5,347	$1,935	$1,579	$314	$9,175

NOTE 12. PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2020 and 2019:

($ in millions)	At Year-End 2020	At Year-End 2019
Land	$688	$684
Buildings and leasehold improvements	1,045	1,100
Furniture and equipment	640	1,225
Construction in progress	29	196
	2,402	3,205
Accumulated depreciation	(888)	(1,301)
	$1,514	$1,904
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $322 million in 2020, $346 million in 2019, and $256 million in 2018 (of which $109 million in 2020, $121 million in 2019, and $147 million in 2018 was included in the “Reimbursed expenses” caption of our Income Statements). Fixed assets attributed to operations located outside the U.S. were $679 million at year-end 2020 and $695 million at year-end 2019.
We recorded impairment charges for property and equipment, including leasehold improvements, and right-of-use assets on several U.S. & Canada leased hotels in 2020 and 2019 as discussed in Note 9.
NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2020		At Year-End 2019
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$159	$142	$117	$112
Total noncurrent financial assets	$159	$142	$117	$112

Senior Notes	$(8,031)	$(8,941)	$(6,441)	$(6,712)
Commercial paper/Credit Facility	(900)	(900)	(3,197)	(3,197)
Other long-term debt	(126)	(128)	(174)	(179)
Other noncurrent liabilities	(426)	(426)	(196)	(196)
Total noncurrent financial liabilities	$(9,483)	$(10,395)	$(10,008)	$(10,284)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As discussed in Note 10, even though our commercial paper borrowings generally have short-term maturities of 30 days or less, we classify outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance them on a long-term basis. As we have historically been a frequent issuer of commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. At year-end 2019, we determined that the carrying value of our commercial paper approximated fair value due to the short maturity. At year-end 2020, all of our previously issued commercial paper has matured and been repaid. Due to changes to our credit ratings as a result of the impact of COVID-19 on our business, we currently are not issuing commercial paper. The carrying value of our Credit Facility borrowings approximate fair value because they bear interest at a market rate. Our other noncurrent liabilities largely consist of guarantees. As we note in the “Guarantees” caption of Note 2, we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2020 and year-end 2019, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Note 2 for more information on the input levels we use in determining fair value.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table details the accumulated other comprehensive loss activity for 2020, 2019, and 2018:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2017	$(23)	$6	$(17)
Other comprehensive (loss) income before reclassifications (1)	(391)	4	(387)
Reclassification adjustments	11	6	17
Net other comprehensive (loss) income	(380)	10	(370)
Adoption of ASU 2016-01	—	(4)	(4)
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive income before reclassifications (1)	35	2	37
Reclassification adjustments	—	(7)	(7)
Net other comprehensive income (loss)	35	(5)	30
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive income before reclassifications (1)	229	7	236
Reclassification adjustments	—	(10)	(10)
Net other comprehensive income (loss)	229	(3)	226
Balance at year-end 2020	$(139)	$4	$(135)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in (losses) gains of $(44) million for 2020, $6 million for 2019, and $14 million for 2018.
NOTE 15. BUSINESS SEGMENTS
We discuss our operations in the following three reportable business segments: United States and Canada (“U.S. & Canada”); Asia Pacific; and Europe, Middle East and Africa (“EMEA”). Our Caribbean and Latin America (“CALA”) operating segment does not meet the applicable accounting criteria for separate disclosure as a reportable business segment, and we include its results in “Unallocated corporate and other.” In the 2020 fourth quarter, we changed the name of our largest segment from “North America” to “U.S. & Canada.” Other than the name change, we made no other changes to the composition of this segment. In January 2021, we modified our reportable segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the 2021 first quarter, we will report the following two operating segments: U.S. & Canada and International.
We evaluate the performance of our operating segments using “segment profits/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, merger-related costs, or above-property restructuring charges. We assign gains and losses, equity in earnings or losses, direct general, administrative, and other expenses, and other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues, including license fees we receive from our credit card programs, fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments as well as results of our CALA operating segment.
Our chief operating decision maker monitors assets for the consolidated Company, but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the last three fiscal years:

	2020
($ in millions)	U.S. & Canada	Asia Pacific	EMEA	Total
Gross fee revenues	$914	$183	$110	$1,207
Contract investment amortization	(108)	(7)	(12)	(127)
Net fee revenues	806	176	98	1,080
Owned, leased, and other revenue	198	89	153	440
Cost reimbursement revenue	6,901	347	507	7,755
Total reportable segment revenue	$7,905	$612	$758	$9,275
Unallocated corporate and other				1,296
Total revenue				$10,571

	2019
($ in millions)	U.S. & Canada	Asia Pacific	EMEA	Total
Gross fee revenues	$2,265	$477	$418	$3,160
Contract investment amortization	(48)	(2)	(8)	(58)
Net fee revenues	2,217	475	410	3,102
Owned, leased, and other revenue	715	178	553	1,446
Cost reimbursement revenue	13,901	536	969	15,406
Total reportable segment revenue	$16,833	$1,189	$1,932	$19,954
Unallocated corporate and other				1,018
Total revenue				$20,972

	2018
($ in millions)	U.S. & Canada	Asia Pacific	EMEA	Total
Gross fee revenues	$2,158	$479	$387	$3,024
Contract investment amortization	(45)	(2)	(7)	(54)
Net fee revenues	2,113	477	380	2,970
Owned, leased, and other revenue	721	182	563	1,466
Cost reimbursement revenue	13,455	459	926	14,840
Total reportable segment revenue	$16,289	$1,118	$1,869	$19,276
Unallocated corporate and other				1,482
Total revenue				$20,758
Revenues attributed to operations located outside the U.S. were $1,910 million in 2020, $4,400 million in 2019, and $4,246 million in 2018, including cost reimbursement revenue outside the U.S. of $1,247 million in 2020, $2,394 million in 2019, and $2,244 million in 2018.

Segment Profits and Losses

($ in millions)	2020	2019	2018
U.S. & Canada (1)	$198	$2,000	$1,939
Asia Pacific (2)	1	369	456
EMEA (3)	(200)	318	328
Unallocated corporate and other	(47)	(720)	(60)
Interest expense, net of interest income	(418)	(368)	(318)
Benefit (provision) for income taxes	199	(326)	(438)
Net (loss) income	$(267)	$1,273	$1,907
(1)    Includes cost reimbursements, net of $(80) million in 2020, $(129) million in 2019, and $(121) million in 2018.
(2)    Includes cost reimbursements, net of $(18) million in 2020, $(9) million in 2019, and zero in 2018.
(3)    Includes cost reimbursements, net of $(33) million in 2020, $(8) million in 2019, and zero in 2018.
Segment (losses) profits attributed to operations located outside the U.S. were $(198) million in 2020, $982 million in 2019, and $1,155 million in 2018, including cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) outside the U.S. of $(62) million in 2020, $(18) million in 2019, and $(14) million in 2018.
Depreciation, Amortization, and Other

($ in millions)	2020	2019	2018
U.S. & Canada	$209	$218	$97
Asia Pacific	30	25	26
EMEA	58	51	51
Unallocated corporate and other	49	47	52
	$346	$341	$226
Capital Expenditures

($ in millions)	2020	2019	2018
U.S. & Canada	$12	$287	$305
Asia Pacific	2	2	6
EMEA	12	29	36
Unallocated corporate and other	109	335	209
	$135	$653	$556
NOTE 16. RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own properties for which we provide management services and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities.
The following table presents Income Statement data resulting from transactions with these related parties. This table does not include our Financial Statement captions with insignificant related party activity.

($ in millions)	2020	2019	2018
Cost reimbursement revenue	$107	$233	$332
Reimbursed expenses	(110)	(236)	(337)
Equity in (losses) earnings	(141)	13	103

Summarized Financial Information for Investees
The following tables present summarized financial information for the entities in which we have equity method investments:

($ in millions)	2020	2019	2018
Sales	$259	$815	$932
Net (loss) income	(212)	80	221

($ in millions)	At Year-End 2020	At Year-End 2019
Assets (primarily composed of hotel real estate managed by us)	$2,348	$2,555
Liabilities	1,623	1,691
The carrying amount of our equity method investments was $422 million at year-end 2020 and $577 million at year-end 2019. This value exceeded our share of the book value of the investees’ net assets by $294 million at year-end 2020 and $311 million at year-end 2019, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees.
In 2020, we recorded impairment charges totaling $77 million in the “Equity in (losses) earnings” caption of our Income Statements to reduce the carrying amount of certain investments, primarily due to the impact of COVID-19, most of which we recorded in our U.S. & Canada business segment.
Other Related Parties
We received management fees of approximately $3 million in 2020, $12 million in 2019, and $13 million in 2018, plus reimbursement of certain expenses, from our operation of properties owned by JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, and other members of the Marriott family.
NOTE 17. RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 59 lodging properties at year-end 2020 and 60 at year-end 2019 that we operated or franchised. Over the last three years, we recognized revenues, including cost reimbursement revenue, of $1,037 million in 2020, $2,406 million in 2019, and $2,542 million in 2018 from those lodging properties, and included those revenues in our U.S. & Canada and Europe, Middle East and Africa reportable business segments, and our Caribbean and Latin America operating segment.
SUPPLEMENTARY DATA
QUARTERLY FINANCIAL DATA – UNAUDITED

($ in millions, except per share data)	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$4,681	$1,464	$2,254	$2,172	$10,571
Operating income (loss)	$114	$(154)	$252	$(128)	$84
Net income (loss)	$31	$(234)	$100	$(164)	$(267)
Basic earnings (loss) per share (1)	$0.10	$(0.72)	$0.31	$(0.50)	$(0.82)
Diluted earnings (loss) per share (1)	$0.09	$(0.72)	$0.31	$(0.50)	$(0.82)

($ in millions, except per share data)	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Revenues	$5,012	$5,305	$5,284	$5,371	$20,972
Operating income	$510	$409	$607	$274	$1,800
Net income	$375	$232	$387	$279	$1,273
Basic earnings per share (1)	$1.10	$0.70	$1.17	$0.85	$3.83
Diluted earnings per share (1)	$1.09	$0.69	$1.16	$0.85	$3.80
(1)The sum of the earnings per share for the four quarters may differ from annual earnings per share due to the required method of computing the weighted average shares in interim periods.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report under the supervision and with the participation of our management, including our Acting Co-Principal Executive Officers and Chief Financial Officer. Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Acting Co-Principal Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize, and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Acting Co-Principal Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Internal Control Over Financial Reporting
We have set forth management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting in Part II, Item 8 of this Form 10-K, and we incorporate those reports here by reference.
We made no changes in internal control over financial reporting during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.
PART III
Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2021 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers, and Corporate Governance.	We incorporate this information by reference to “Nominees to our Board of Directors,” “Committees of the Board — Audit Committee,” “Transactions with Related Persons,” “Delinquent Section 16(a) Reports,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

Item 11. Executive Compensation.	We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.	We incorporate this information by reference to the “Transactions with Related Persons” and “Director Independence” sections of our Proxy Statement.

Item 14. Principal Accountant Fees and Services.	We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
We include below certain information on our executive officers. This information is as of February 16, 2021, except where indicated.
On February 16, 2021, the Company announced that Arne M. Sorenson, President and Chief Executive Officer, unexpectedly passed away on February 15, 2021. On February 2, 2021, the Company announced that Mr. Sorenson would step back from full-time management to facilitate more demanding treatment for pancreatic cancer. At that time, Stephanie Linnartz, Group President, Consumer Operations, Technology and Emerging Businesses, and Anthony G. Capuano, Group President, Global Development, Design and Operations Services, began jointly overseeing the day-to-day operations of the Company’s business units and corporate functions. Ms. Linnartz and Mr. Capuano are expected to continue in this capacity until Marriott’s Board of Directors appoints a new President and Chief Executive Officer.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	88
J.W. Marriott, Jr. was elected Executive Chairman effective March 31, 2012, having relinquished his position as Chief Executive Officer. He served as Chief Executive Officer of the Company and its predecessors since 1972. He joined Marriott in 1956, became President and a Director in 1964, Chief Executive Officer in 1972, and Chairman of the Board in 1985. Mr. Marriott serves on the Board of Trustees of The J. Willard & Alice S. Marriott Foundation and the Executive Committee of the World Travel & Tourism Council. Mr. Marriott has served as a Director of the Company and its predecessors since 1964. He holds a Bachelor of Science degree in Banking and Finance from the University of Utah. Mr. Marriott plans to transition to the role of Chairman Emeritus in 2022.

Liam Brown Group President, United States and Canada	60
Liam Brown became Group President, United States and Canada effective in January 2021. Prior to this role, Mr. Brown served as the President and Managing Director of Europe from 2018 to 2019, followed by Group President of Europe, Middle East & Africa in 2020. Mr. Brown joined Marriott in 1989 and served as President for Franchising, Owner Services and Managed by Marriott Select Brands, North America from 2012 to 2018. Other key positions held by Mr. Brown include Chief Operations Officer for the Americas for Select Service & Extended Stay Lodging and Owner & Franchise Services, as well as Senior Vice President and Executive Vice President of Development for Marriott’s Select Service & Extended Stay lodging products. Mr. Brown also serves on the Board of Directors of the American Hotel and Lodging Association. He holds a Hotel Diploma and Business Degree from the Dublin Institute of Technology, Trinity College and earned his Master of Business Administration from the Robert H. Smith School of Management at the University of Maryland.

Anthony G. Capuano Group President, Global Development, Design and Operations Services (Acting Co-Principal Executive Officer)	55
Anthony G. Capuano became Group President, Global Development, Design and Operations Services in January 2020. He is responsible for leading the Company’s global development and design efforts and oversees the Company’s Global Operations discipline. In February 2021, Mr. Capuano also began to share responsibility with Ms. Linnartz for overseeing the day-to-day operations of Marriott’s business units and corporate functions, which arrangement is expected to continue until the Company’s Board of Directors appoints a permanent CEO. During this time, Mr. Capuano will be overseeing the Company’s U.S. & Canada segment and Finance. Mr. Capuano began his Marriott career in 1995 as part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s full-service development efforts in the Western U.S. & Canada. In early 2008, his responsibilities expanded to include all of U.S. & Canada and the Caribbean and Latin America and he became Executive Vice President and Global Chief Development Officer in 2009. Mr. Capuano began his professional career in Laventhol and Horwath’s Boston-based Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano earned his bachelor’s degree in Hotel Administration from Cornell University. He is an active member of the Cornell Hotel Society and a member of The Cornell School of Hotel Administration Dean’s Advisory Board. Mr. Capuano is also a member of the American Hotel and Lodging Association’s Industry Real Estate Financial Advisory Council.

Name and Title	Age	Business Experience
Felitia Lee Controller and Chief Accounting Officer	59
Felitia Lee became Marriott’s Controller and Chief Accounting Officer and principal accounting officer in August 2020, with responsibility for the accounting operations of the Company including oversight of Financial Reporting & Analysis, Accounting Policy, General Accounting, Governance, Risk Management (Insurance, Claims, Business Continuity, Fire & Life Safety), Global Finance Shared Services, and Finance Contract Compliance. Ms. Lee joined Marriott in May 2020, supporting the management of the Company’s accounting operations. Prior to joining Marriott, Ms. Lee was the Senior Vice President and Controller for Kohl’s Corporation, a publicly-traded retailer, since 2018, where she was responsible for financial reporting, Sarbanes-Oxley processes, capital management, tax planning and compliance. Prior to joining Kohl’s Corporation, Ms. Lee held numerous positions with PepsiCo, Inc., a publicly-traded global food and beverage company, culminating in Vice President and Controller of the Pepsi Beverage Company after the merger of PepsiCo with two of its largest bottlers in 2010. Earlier in her career, Ms. Lee held a variety of financial leadership positions with such organizations as Pilkington, plc and Coopers & Lybrand (an accounting firm now part of PricewaterhouseCoopers). She earned her Bachelor of Science in Accounting from Santa Clara University. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Stephanie Linnartz Group President, Consumer Operations, Technology and Emerging Businesses (Acting Co-Principal Executive Officer)	52
Stephanie Linnartz became Group President, Consumer Operations, Technology and Emerging Businesses in January 2020. She is responsible for the Company’s brand management, sales, marketing, revenue management, distribution, customer experience and innovation, information technology and digital functions, including Marriott Bonvoy, the Company’s loyalty program. In February 2021, Ms. Linnartz also began to share responsibility with Mr. Capuano for overseeing the day-to-day operations of Marriott’s business units and corporate functions, which arrangement is expected to continue until the Company’s Board of Directors appoints a permanent CEO. During this time, Ms. Linnartz will be overseeing the Company’s International segment, as well as Legal, Human Resources and Communications & Public Affairs. Ms. Linnartz also is responsible for developing, incubating, and running new lines of business. Before assuming her current position, Ms. Linnartz, who began her Marriott career in 1997, served as Global Chief Commercial Officer from 2013 to 2019; Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008; and prior to that, various roles in Marriott’s Finance and Business Development Department. She currently serves on the Board of Directors of The Home Depot. She holds a bachelor’s degree in Political Science and Government from the College of the Holy Cross, where she sits on the Board of Trustees, and earned her Master of Business Administration from the College of William and Mary.

Name and Title	Age	Business Experience
Kathleen K. Oberg Executive Vice President and Chief Financial Officer	60	Kathleen (“Leeny”) K. Oberg was appointed as Marriott’s Chief Financial Officer, effective January 1, 2016. Previously, Ms. Oberg was the Chief Financial Officer for The Ritz-Carlton since 2013, where she contributed significantly to the brand’s performance, growth, and organizational effectiveness. Prior to assuming that role, Ms. Oberg served in a range of financial leadership positions with Marriott. From 2008 to 2013, she was the Company’s Senior Vice President, Corporate and Development Finance, where she led a team that valued new hotel development projects and merger and acquisition opportunities, prepared the Company’s long-range plans and annual budgets, and made recommendations for the Company’s financial and capital allocation strategy. From 2006 to 2008, Ms. Oberg served in London as Senior Vice President, International Project Finance and Asset Management for Europe and the Middle East and Africa, and as the region’s senior finance executive. Ms. Oberg first joined Marriott as part of its Investor Relations group in 1999. Before joining Marriott, Ms. Oberg held a variety of financial leadership positions with such organizations as Sodexo (previously Sodexo Marriott Services), Sallie Mae, Goldman Sachs, and Chase Manhattan Bank. She currently serves on the Adobe Board of Directors. She earned her Bachelor of Science in Commerce, with concentrations in Finance and Management Information Systems from the University of Virginia, McIntire School of Commerce and received her Master of Business Administration from Stanford University Graduate School of Business.

Rena Hozore Reiss Executive Vice President and General Counsel	61
Rena Hozore Reiss became Executive Vice President and General Counsel in December 2017. Ms. Reiss previously held the position of Executive Vice President, General Counsel and Corporate Secretary at Hyatt Hotels where she led the global legal team and oversaw Hyatt’s risk management team and corporate transactions group. Prior to her position with Hyatt, Ms. Reiss was an attorney in Marriott’s law department from 2000 to 2010 building her career in roles with increasing responsibility, ultimately holding the position of Senior Vice President and Associate General Counsel in which she led Marriott’s managed development efforts in the Americas region. Before joining Marriott, Ms. Reiss was a partner at Counts & Kanne, Chartered, in Washington, D.C. and Associate General Counsel at the Miami Herald Publishing Company. Ms. Reiss also serves on the Board of Directors of the American Hotel and Lodging Association. She earned her A.B. from Princeton University and her J.D. from Harvard Law School.

David A. Rodriguez Executive Vice President and Global Chief Human Resources Officer	62	David A. Rodriguez was appointed Executive Vice President and Global Chief Human Resources Officer in 2006. Before joining Marriott in 1998, he held senior roles in human resources at Citicorp (now Citigroup) from 1989 through 1998. Dr. Rodriguez holds a Bachelor of Arts degree and a doctorate degree in Industrial and Organizational Psychology from New York University. He is a member of the Board of Directors at American Woodmark. He is an elected fellow of the National Academy of Human Resources, chairman of the American Health Policy Institute, vice chair of the Human Resources Policy Association, and a governor on the board of the Health Transformation Alliance.

Craig S. Smith Group President, International	58
Craig S. Smith became Group President, International effective in January 2021. From October 2019 until December 2020, Mr. Smith was Group President and Managing Director of Asia Pacific, and he previously served as President and Managing Director of Asia Pacific since June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning the region. Mr. Smith began his career with Marriott in 1988. Before becoming President and Managing Director of Asia Pacific, Mr. Smith served as President of Marriott’s Caribbean and Latin America region from 2013 to 2015. Before moving to the Caribbean and Latin America region in 2013, he was Executive Vice President and Chief Operations Officer for Asia Pacific. As the son of an American diplomat, Mr. Smith has lived in 13 countries, working in North America, the Caribbean, Latin America, Asia Pacific, and Australia. He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned his Master of Business Administration from the Rotman School of Management at the University of Toronto and a Bachelor of Science from Brigham Young University.

Code of Ethics and Business Conduct Guide
The Company has long maintained and enforced a Code of Ethics that applies to all Marriott associates, including our Chairman of the Board, Acting Co-Principal Executive Officers, Chief Financial Officer, and Principal Accounting Officer, and to each member of the Board. The Code of Ethics is encompassed in our Business Conduct Guide, which is available in the Investor Relations section of our website (Marriott.com/investor) by clicking on “Governance” and then “Documents & Charters.” We intend to post on that website any future changes or amendments to our Code of Ethics, and any waiver of our Code of Ethics that applies to our Chairman of the Board, any of our executive officers, or a member of our Board within four business days following the date of the amendment or waiver.
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
(3) EXHIBITS
Any stockholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., 10400 Fernwood Road, Department 52/862, Bethesda, MD 20817.
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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed August 14, 2019 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture, dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year- ended January 1, 1999 (File No. 001-13881).

4.3	Description of Registrant’s Securities	Exhibit No. 4.3 to our Form 10-K for the fiscal year-ended December 31, 2019 (File No. 001-13881).

10.1.1	U.S. $4,500,000 Fifth Amended and Restated Credit Agreement dated as of June 28, 2019 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 1, 2019 (File No. 001-13881).

10.1.2	First Amendment, dated as of April 13, 2020, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10 to our Form 10-Q filed May 11, 2020 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.1.3	Second Amendment, dated as of January 26, 2021, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10.1 to our Form 8-K filed January 28, 2021 (File No. 001-13881).

10.1.4	Third Amendment, dated as of January 26, 2021, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10.2 to our Form 8-K filed January 28, 2021 (File No. 001-13881).

10.2.1	License, Services and Development Agreement entered into on November 17, 2011, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.2.2	First Amendment to License, Services, and Development Agreement for Marriott Projects, dated February 26, 2018, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.2.3	Letter of Agreement, effective as of September 1, 2018, among Marriott International, Inc., Marriott Worldwide Corporation, Marriott Rewards, LLC, Starwood Hotels & Resorts Worldwide, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.2 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

10.3.1	License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.3.2	First Amendment to License, Services, and Development Agreement for Ritz-Carlton Projects, dated February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.4.1	Marriott Rewards Affiliation Agreement entered into on November 17, 2011, among the Company, Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc., and the other signatories thereto.	Exhibit No. 10.5 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.4.2	First Amendment to the Marriott Rewards Affiliation Agreement, dated February 26, 2018, among the Company, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, and Marriott Ownership Resorts, Inc.	Exhibit No. 10.3 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.4.3	Second Amendment to Marriott Rewards Affiliation Agreement, dated November 25, 2019, among the Company, Marriott Rewards, LLC, Marriott Vacations Worldwide Corporation, and Marriott Ownership Resorts, Inc.	Exhibit No. 10.4.3 to our Form 10-K for the fiscal year-ended December 31, 2019 (File No. 001-13881).

*10.5.1	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.5.2	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.5.3	Amendment dated September 23, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.5.4	Amendment dated May 5, 2017 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.5.5	Amendment dated February 15, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.7.5 to our Form 10-K filed March 1, 2019 (File No. 001-13881).

*10.5.6	Amendment dated May 10, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.1 to our Form 10-Q filed August 6, 2019 (File No. 001-13881).

*10.5.7	Amendment dated May 8, 2020 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.1 to our Form 10-Q filed August 10, 2020 (File No. 001-13881).

*10.6.1	Marriott International, Inc. Executive Deferred Compensation Plan, Amended and Restated as of January 1, 2009.	Exhibit No. 99 to our Form 8-K filed August 6, 2009 (File No. 001-13881).

*10.6.2	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2010.	Exhibit 10.9.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.3	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective April 1, 2010.	Exhibit 10.9.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.4	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective October 25, 2011.	Exhibit 10.9.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.5	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective November 19, 2011.	Exhibit 10.9.4 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.6	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2013.	Exhibit 10.9.5 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.7	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (409A).	Exhibit 10.9.6 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.8	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective September 23, 2016 (Starwood deferral elections).	Exhibit 10.9.7 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.9	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2019.	Exhibit 10.8.9 to our Form 10-K filed March 1, 2019 (File No. 001-13881).

*10.7.1	Form of Employee Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.10 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.7.2	Form of Senior Executive Supplemental Non-Qualified Stock Option Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.10.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.1	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.11 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.8.2	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.6.1 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.8.3	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.6.2 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.8.4	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.1 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.8.5	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.2 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.9.1	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.12 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.2	Form of Senior Executive Supplemental Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.12.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.3	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit 10.12.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.4	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.7 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.9.5	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.3 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.10.1	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.8 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.10.2	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.4 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.11	Summary of Marriott International, Inc. Director Compensation.	Exhibit 10.2 to our Form 10-Q filed August 10, 2020 (File No. 001-13881).

*10.12	Marriott International, Inc. Executive Officer Annual Cash Incentive Program.	Exhibit 10.9 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.13.1	Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.4 to Starwood’s Form 10-Q for the quarterly period ended June 30, 1999 (File No. 001-07959).

*10.13.2	First Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan, dated as of August 1, 2001.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended September 30, 2001 (File No. 001-07959).

*10.13.3	Second Amendment to the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.2 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

*10.14.1	Starwood 2002 Long-Term Incentive Compensation Plan.	Annex B of Starwood’s 2002 Notice of Annual Meeting and Proxy Statement filed April 12, 2002 (File No. 001-07959).

*10.14.2	First Amendment to the Starwood 2002 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended March 31, 2003 (File No. 001-07959).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

*10.15.1	Starwood 2004 Long-Term Incentive Compensation Plan, amended and restated as of December 31, 2008.	Exhibit 10.3 to Starwood’s Form 8-K filed January 6, 2009 (File No. 001-07959).

*10.15.2	First Amendment to the Starwood 2004 Long-Term Incentive Compensation Plan.	Exhibit 10.1 to Starwood’s Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-07959).

*10.16.1	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

*10.16.2	Amendment dated May 5, 2017 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 10.19.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.17	Amendment dated June 29, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.20 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.18	Amendment dated September 23, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.21 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.19	Amendment dated November 10, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan, the Starwood 2013 Long-Term Incentive Compensation Plan, the Starwood 2004 Long-Term Incentive Compensation Plan, the Starwood 2002 Long-Term Incentive Compensation Plan, and the Starwood 1999 Long-Term Incentive Compensation Plan.	Exhibit 10.22 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

†10.20	Amended and Restated Side Letter Agreement - Program Affiliation, dated February 26, 2018, among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries.	Exhibit No. 10.5 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.21	Aircraft Time Sharing Agreement, effective as of September 20, 2018, between Marriott International Administrative Services, Inc. and J. Willard Marriott Jr.	Exhibit No. 10.3 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Acting Co-Principal Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Acting Co-Principal Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of (Loss) Income for the year ended December 31, 2020, December 31, 2019, and December 31, 2018; (ii) the Consolidated Balance Sheets at December 31, 2020, and December 31, 2019; (iii) the Consolidated Statements of Cash Flows for the year ended December 31, 2020, December 31, 2019, and December 31, 2018; (iv) the Consolidated Statements of Comprehensive (Loss) Income for the year ended December 31, 2020, December 31, 2019, and December 31, 2018; (v) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020, December 31, 2019, and December 31, 2018; and (vi) Notes to Consolidated Financial Statements.
Submitted electronically with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.
†    Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 18th day of February 2021.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Kathleen K. Oberg
Kathleen K. Oberg
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

ACTING CO-PRINCIPAL EXECUTIVE OFFICERS:

/s/Anthony G. Capuano	Group President, Global Development, Design and Operations Services (Acting Co-Principal Executive Officer)
Anthony G. Capuano

/s/Stephanie Linnartz	Group President, Consumer Operations, Technology and Emerging Businesses (Acting Co-Principal Executive Officer)
Stephanie Linnartz

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Executive Vice President and Chief Financial Officer
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Felitia Lee	Controller and Chief Accounting Officer
Felitia Lee

DIRECTORS:

/s/J.W. Marriott, Jr.	/s/Debra L. Lee
J.W. Marriott, Jr., Executive Chairman and Chairman of the Board	Debra L. Lee, Director

/s/Deborah Marriott Harrison	/s/Aylwin B. Lewis
Deborah Marriott Harrison, Director	Aylwin B. Lewis, Director

/s/Frederick A. Henderson	/s/Margaret M. McCarthy
Frederick A. Henderson, Director	Margaret M. McCarthy, Director

/s/Eric Hippeau	/s/George Muñoz
Eric Hippeau, Director	George Muñoz, Director

/s/Lawrence W. Kellner	/s/Susan C. Schwab
Lawrence W. Kellner, Director	Susan C. Schwab, Director