Form 10-K/A
period 2020-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2021-04-02
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K/A

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

EXPLANATORY NOTE
We filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 with the Securities and Exchange Commission (“SEC”) on February 18, 2021 (the “Original Filing”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed solely to amend Part II, Item 8, “Report of Independent Registered Public Accounting Firm” of the Original Filing to correct a typographical error in Ernst & Young LLP’s (“EY”) financial statement audit opinion (the “Audit Opinion”). Both management and EY concluded at the time of the Original Filing, as stated in management’s report on internal control over financial reporting (“ICFR”) and EY’s attestation report on ICFR, that Marriott’s ICFR was effective as of December 31, 2020. However, EY’s Audit Opinion incorrectly referred to EY’s separate attestation on ICFR as having expressed an “adverse” opinion thereon, when it should have referred to such attestation report on ICFR as having expressed an “unqualified” opinion thereon. This Amendment corrects that typographical error in the Audit Opinion by replacing the word “adverse” with the word “unqualified.”
Except as described above, no other changes to the Original Filing are included in this Amendment. This Amendment speaks only as of the date of the Original Filing, and the Amendment does not modify or update the disclosures presented in the Original Filing other than as noted above, and does not reflect events occurring after the Original Filing.

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
As of December 31, 2020, we owned or leased the following hotel properties:

Properties	Location	Rooms
U.S. & Canada Owned Hotels
Courtyard Las Vegas Convention Center	Las Vegas, NV	149
Las Vegas Marriott	Las Vegas, NV	278
Residence Inn Las Vegas Convention Center	Las Vegas, NV	192
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
W New York - Union Square	New York, NY	270
U.S. & Canada Leased Hotels
Albuquerque Airport Courtyard	Albuquerque, NM	150
Anaheim Marriott	Anaheim, CA	1,030
Baltimore BWI Airport Courtyard	Linthicum, MD	149
Baton Rouge Acadian Centre/LSU Area Courtyard	Baton Rouge, LA	149
Chicago O'Hare Courtyard	Des Plaines, IL	180
Des Moines West/Clive Courtyard	Clive, IA	108
Fort Worth University Drive Courtyard	Fort Worth, TX	130
Greensboro Courtyard	Greensboro, NC	149
Indianapolis Airport Courtyard	Indianapolis, IN	151
Irvine John Wayne Airport/Orange County Courtyard	Irvine, CA	153
Louisville East Courtyard	Louisville, KY	151
Mt. Laurel Courtyard	Mt Laurel, NJ	151
Newark Liberty International Airport Courtyard	Newark, NJ	146
Orlando Airport Courtyard	Orlando, FL	149
Orlando International Drive/Convention Center Courtyard	Orlando, FL	151
Renaissance New York Times Square Hotel	New York, NY	317
Sacramento Airport Natomas Courtyard	Sacramento, CA	149
San Diego Sorrento Valley Courtyard	San Diego, CA	149
Spokane Downtown at the Convention Center Courtyard	Spokane, WA	149
St. Louis Downtown West Courtyard	St. Louis, MO	151
W New York – Times Square	New York, NY	509

International Owned Hotels

Properties	Location	Rooms
Courtyard by Marriott Aberdeen Airport	Aberdeen, UK	194
Courtyard by Marriott Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	264
Courtyard by Marriott Toulouse Airport	Toulouse, France	187
Colony Club, Barbados	Barbados	96
Crystal Cove, Barbados	Barbados	88
Marriott Puerto Vallarta Resort & Spa	Mexico	433
Residence Inn Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	140
Sheraton Grand Rio Hotel & Resort	Rio de Janeiro, Brazil	538
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Mexico City Maria Isabel Hotel	Mexico City, Mexico	755
Tamarind, Barbados	Barbados	104
The House, Barbados	Barbados	34
Treasure Beach, Barbados	Barbados	35
Turtle Beach, Barbados	Barbados	161
Waves, Barbados	Barbados	70
International Leased Hotels
15 on Orange Hotel, Autograph Collection	Cape Town, South Africa	129
African Pride Melrose Arch, Autograph Collection	Johannesburg, South Africa	118
Berlin Marriott Hotel	Berlin, Germany	379
Cape Town Marriott Hotel Crystal Towers	Cape Town, South Africa	180
Courtyard by Marriott Paris Gare de Lyon	Paris, France	249
Frankfurt Marriott Hotel	Frankfurt, Germany	593
Grosvenor House, A JW Marriott Hotel	London, UK	496
Heidelberg Marriott Hotel	Heidelberg, Germany	248
Hotel Alfonso XIII, a Luxury Collection Hotel, Seville	Seville, Spain	148
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	139
Leipzig Marriott Hotel	Leipzig, Germany	231
Protea Hotel by Marriott Cape Town Sea Point	Cape Town, South Africa	124
Protea Hotel by Marriott Midrand	Midrand, South Africa	177
Protea Hotel by Marriott O.R. Tambo Airport	Johannesburg, South Africa	213
Protea Hotel by Marriott Roodepoort	Roodepoort, South Africa	79
Protea Hotel Fire & Ice! by Marriott Cape Town	Cape Town, South Africa	201
Protea Hotel Fire & Ice! by Marriott Johannesburg Melrose Arch	Johannesburg, South Africa	197
Renaissance Hamburg Hotel	Hamburg, Germany	205
Renaissance Santo Domingo Jaragua Hotel & Casino	Santo Domingo, Dominican Republic	300
Sheraton Diana Majestic, Milan	Milan, Italy	106
The Ritz-Carlton, Berlin	Berlin, Germany	303
The Ritz-Carlton, Tokyo	Tokyo, Japan	247
The St. Regis Osaka	Osaka, Japan	160
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, UK	192
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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
Submitted electronically with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.
†    Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K/A to be signed on our behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2021.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Anthony G. Capuano
Anthony G. Capuano
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this Form 10-K/A has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/Anthony G. Capuano	Chief Executive Officer and Director
Anthony G. Capuano

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Executive Vice President and Chief Financial Officer
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Felitia Lee	Controller and Chief Accounting Officer
Felitia Lee

DIRECTORS:

/s/Deborah Marriott Harrison	/s/Debra L. Lee
Deborah Marriott Harrison, Director	Debra L. Lee, Director

/s/Frederick A. Henderson	/s/Aylwin B. Lewis
Frederick A. Henderson, Director	Aylwin B. Lewis, Director

/s/Eric Hippeau	/s/Margaret M. McCarthy
Eric Hippeau, Director	Margaret M. McCarthy, Director

/s/Lawrence W. Kellner	/s/Susan C. Schwab
Lawrence W. Kellner, Director	Susan C. Schwab, Director