Form 10-Q
period 2021-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2021-05-10
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,638,540 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 30, 2021.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
REVENUES
Base management fees	$106	$214
Franchise fees	306	415
Incentive management fees	33	—
Gross fee revenues	445	629
Contract investment amortization	(17)	(25)
Net fee revenues	428	604
Owned, leased, and other revenue	108	280
Cost reimbursement revenue	1,780	3,797
	2,316	4,681
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	135	272
Depreciation, amortization, and other	52	150
General, administrative, and other	211	270
Restructuring and merger-related charges (recoveries)	1	(2)
Reimbursed expenses	1,833	3,877
	2,232	4,567
OPERATING INCOME	84	114
Gains (losses) and other income, net	1	(4)
Interest expense	(107)	(93)
Interest income	7	6
Equity in losses	(12)	(4)
(LOSS) INCOME BEFORE INCOME TAXES	(27)	19
Benefit for income taxes	16	12
NET (LOSS) INCOME	$(11)	$31
(LOSS) EARNINGS PER SHARE
(Loss) earnings per share - basic	$(0.03)	$0.10
(Loss) earnings per share - diluted	$(0.03)	$0.09
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net (loss) income	$(11)	$31
Other comprehensive loss:
Foreign currency translation adjustments	(155)	(383)
Derivative instrument adjustments and other, net of tax	—	5
Total other comprehensive loss, net of tax	(155)	(378)
Comprehensive loss	$(166)	$(347)
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and equivalents	$628	$877
Accounts and notes receivable, net	1,857	1,768
Prepaid expenses and other	187	180
	2,672	2,825
Property and equipment, net	1,482	1,514
Intangible assets
Brands	6,005	6,059
Contract acquisition costs and other	2,931	2,930
Goodwill	9,107	9,175
	18,043	18,164
Equity method investments	410	422
Notes receivable, net	162	159
Deferred tax assets	258	249
Operating lease assets	712	752
Other noncurrent assets	630	616
	$24,369	$24,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$822	$1,173
Accounts payable	535	527
Accrued payroll and benefits	975	831
Liability for guest loyalty program	2,182	1,769
Accrued expenses and other	1,400	1,452
	5,914	5,752
Long-term debt	9,386	9,203
Liability for guest loyalty program	4,221	4,502
Deferred tax liabilities	82	83
Deferred revenue	1,413	1,542
Operating lease liabilities	775	823
Other noncurrent liabilities	2,344	2,366
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,787	5,851
Retained earnings	9,195	9,206
Treasury stock, at cost	(14,463)	(14,497)
Accumulated other comprehensive loss	(290)	(135)
	234	430
	$24,369	$24,701
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
OPERATING ACTIVITIES
Net (loss) income	$(11)	$31
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	69	175
Stock-based compensation	53	41
Income taxes	(50)	(71)
Liability for guest loyalty program	74	126
Contract acquisition costs	(47)	(39)
Restructuring and merger-related charges	(6)	(12)
Working capital changes	(27)	245
Deferred revenue changes and other	(28)	18
Net cash provided by operating activities	27	514
INVESTING ACTIVITIES
Capital and technology expenditures	(30)	(59)
Dispositions	7	260
Loan advances	(2)	(32)
Loan collections	3	4
Other	(7)	(8)
Net cash (used in) provided by investing activities	(29)	165
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(500)	1,317
Issuance of long-term debt	1,089	—
Repayment of long-term debt	(752)	(66)
Issuance of Class A Common Stock	2	—
Dividends paid	—	(156)
Purchase of treasury stock	—	(150)
Stock-based compensation withholding taxes	(82)	(95)
Other	(7)	—
Net cash (used in) provided by financing activities	(250)	850
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(252)	1,529
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	894	253
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$642	$1,782
(1)The 2021 amounts include beginning restricted cash of $17 million at December 31, 2020, and ending restricted cash of $14 million at March 31, 2021, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Condensed Consolidated Financial Statements as our “Financial Statements,” (2) our Condensed Consolidated Statements of (Loss) Income as our “Income Statements,” (3) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (4) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America, Europe, Middle East and Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated.
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended (“2020 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2020 Form 10-K.
Preparation of financial statements that conform with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. The uncertainty created by the coronavirus pandemic and efforts to contain it (“COVID-19”) has made such estimates more difficult and subjective. Accordingly, ultimate results could differ from those estimates.
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2021 and December 31, 2020, the results of our operations for the three months ended March 31, 2021 and March 31, 2020, and cash flows for the three months ended March 31, 2021 and March 31, 2020. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. RESTRUCTURING CHARGES
Beginning in the 2020 second quarter, we initiated several regional restructuring plans to achieve cost savings in response to the decline in lodging demand caused by COVID-19. We completed the programs relating to our above-property organization as of year-end 2020. For the property-level programs, including owned and leased properties, we recorded restructuring charges for employee termination benefits in the 2021 first quarter of $18 million in the “Reimbursed expenses” caption and $1 million in the “Restructuring and merger-related charges (recoveries)” caption of our Income Statements. Cumulative charges incurred for the property-level programs through the end of the 2021 first quarter totaled $268 million. We anticipate additional property-level restructuring charges in future quarters.
Our U.S. & Canada segment recorded $273 million of cumulative charges for above-property and property-level programs through the end of the 2021 first quarter, of which $18 million was recorded in the 2021 first quarter.

The following table presents our restructuring liability activity during the period:

($ in millions)	Employee termination benefits
Balance at December 31, 2020	$143
Charges	19
Cash payments	(72)
Other	—
Balance at March 31, 2021, classified in “Accrued expenses and other”	$90

Additionally, as of March 31, 2021, we recorded a $127 million liability in the “Accrued payroll and benefits” caption related to expected costs of group medical, dental, and vision benefit coverage provided to eligible former associates and furloughed associates pursuant to the continuation coverage requirements under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the April 1, 2021 to September 31, 2021 period and a $106 million receivable in the “Accounts and notes receivable, net” caption of our Balance Sheets for estimated payments and credits we expect to receive from the U.S. Treasury with respect to such benefit coverage continuation costs under the American Rescue Plan Act of 2021 (“ARPA”). In the 2021 first quarter, we presented the difference of $21 million in the “Reimbursed expenses” caption of our Income Statements.
NOTE 3. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2021	March 31, 2020
Computation of Basic (Loss) Earnings Per Share
Net (loss) income	$(11)	$31
Shares for basic (loss) earnings per share	326.7	325.4
Basic (loss) earnings per share	$(0.03)	$0.10
Computation of Diluted (Loss) Earnings Per Share
Net (loss) income	$(11)	$31
Shares for basic (loss) earnings per share	326.7	325.4
Effect of dilutive securities
Stock-based compensation (1)	—	2.0
Shares for diluted (loss) earnings per share	326.7	327.4
Diluted (loss) earnings per share	$(0.03)	$0.09
(1) For the calculation of diluted loss per share for the three months ended March 31, 2021, we excluded stock-based compensation securities of 2.3 million because the effect was anti-dilutive.
NOTE 4. STOCK-BASED COMPENSATION
We granted 0.1 million restricted stock units (“RSUs”) during the 2021 first quarter to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million performance-based RSUs (“PSUs”) in the 2021 first quarter to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2023 adjusted EBITDA performance and relative total stockholder return over the 2021 to 2023 performance period. RSUs, including PSUs, granted in the 2021 first quarter had a weighted average grant-date fair value of $139 per unit.
In the 2020 third quarter, as part of our effort to encourage associate retention in response to the severe impact of COVID-19 on our industry and the Company, we accelerated the issuance of RSU awards to certain officers and employees that ordinarily would have been made in the 2021 first quarter. We did not accelerate the issuance of awards for our most senior executives.

We recorded stock-based compensation expense for RSUs and PSUs of $49 million in the 2021 first quarter and $38 million in the 2020 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $289 million at March 31, 2021 and $301 million at December 31, 2020.
NOTE 5. INCOME TAXES
Our effective tax rate was a benefit of 59.2 percent for the 2021 first quarter compared to a benefit of 63.5 percent for the 2020 first quarter. The change in our effective tax rate was primarily due to a less favorable impact from stock-based compensation relative to our pre-tax income (loss).
We paid cash for income taxes, net of refunds, of $33 million in the 2021 first quarter and $59 million in the 2020 first quarter.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at March 31, 2021 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$6
Operating profit	204	128
Other	18	4
	$275	$138

Our maximum potential guarantees listed in the preceding table include $93 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability at March 31, 2021 was $300 million.
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
Expenses and Insurance Recoveries
In the 2021 first quarter, we recorded $5 million of expenses and $5 million of accrued insurance recoveries, and in the 2020 first quarter, we recorded $15 million of expenses and $17 million of accrued insurance recoveries, related to the Data Security Incident. We received insurance recoveries of $10 million in the 2021 first quarter and $24 million in the 2020 first quarter. The expenses for the 2021 first quarter primarily included legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Restructuring and merger-related charges (recoveries)” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed on December 1, 2018 against the Company and certain of our current and former officers and directors, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief. The MDL proceeding also includes two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company and certain of our current and former directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief. A separate shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of our current and former officers and directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case will not be consolidated with the MDL proceeding. We have filed motions to dismiss in each of these cases, some of which have been denied in part or in whole and some of which are pending. A putative class action lawsuit brought on behalf of financial institutions has been voluntarily dismissed. The putative class action lawsuit alleging violations of the federal securities laws and the shareholder derivative lawsuits generally remain at an early stage. The other U.S. cases in the MDL proceeding are nearing completion of the discovery process. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. In April 2019, we received a letter purportedly on behalf of a stockholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing. In addition, on August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 (the “U.K. DPA”) in connection with the Data Security Incident. We dispute all of the allegations in this purported action and will vigorously defend against any such claims. On November 5, 2020, the court issued an order with the consent of all parties staying this action pending resolution of another case raising similar issues, but not involving the Company, that is pending before the U.K. Supreme Court.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. With the exception of the ICO proceeding, which was resolved in October 2020, these matters generally remain open. We are in the early stages of discussions with the U.S. state Attorneys General and the Federal Trade Commission to resolve their investigations and requests.

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
NOTE 7. LEASES
The following table presents our future minimum lease payments as of March 31, 2021:

($ in millions)	Operating Leases	Finance Leases
2021, remaining	$137	$10
2022	174	13
2023	121	14
2024	114	14
2025	107	14
Thereafter	518	137
Total minimum lease payments	$1,171	$202
Less: Amount representing interest	(250)	(51)
Present value of minimum lease payments	$921	$151
The following table presents the composition of our current and noncurrent lease liabilities as of March 31, 2021 and year-end 2020:

($ in millions)	March 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Current (1)	$146	$7	$147	$7
Noncurrent (2)	775	144	823	146
	$921	$151	$970	$153
(1)Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.
As of March 31, 2021, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.

NOTE 8. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of March 31, 2021 and year-end 2020:

($ in millions)	March 31, 2021	December 31, 2020
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	$173	$173
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	400	399
Series O Notes, interest rate of 2.9%, face amount of $450, matured March 1, 2021 (effective interest rate of 3.1%)	—	450
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	347	346
Series Q Notes, interest rate of 2.3%, face amount of $399, maturing January 15, 2022 (effective interest rate of 2.5%)	398	398
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	745	745
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	329	330
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	290	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	445	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	348	348
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, matured March 8, 2021	—	300
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	579	586
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	228	228
Series EE Notes, interest rate of 5.8%, face amount of $1,600, maturing May 1, 2025 (effective interest rate of 6.0%)	1,584	1,583
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	986	986
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	985	985
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,089	—

Commercial paper	—	—
Credit Facility	400	900
Finance lease obligations	151	153
Other	143	143
	$10,208	$10,376
Less current portion	(822)	(1,173)
	$9,386	$9,203
We paid cash for interest, net of amounts capitalized, of $38 million in the 2021 first quarter and $63 million in the 2020 first quarter.

In March 2021, we issued $1.1 billion aggregate principal amount of 2.850 percent Series HH Notes due April 15, 2031 (the “Series HH Notes”). We will pay interest on the Series HH Notes in April and October of each year, commencing in October 2021. We received net proceeds of approximately $1.089 billion from the offering of the Series HH Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including the repayment of a portion of our outstanding borrowings under the Credit Facility.
We are party to a multicurrency revolving credit agreement (as amended, the “Credit Facility”) that provides for up to $4.5 billion of aggregate effective borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In the 2021 first quarter, we made borrowings of $0.6 billion and repayments of $1.1 billion, and as of March 31, 2021, we had total outstanding borrowings under the Credit Facility of $0.4 billion.
In April 2020, we entered into an amendment to the Credit Facility (the “First Credit Facility Amendment”). The First Credit Facility Amendment waives the quarterly-tested leverage covenant in the Credit Facility through and including the first quarter of 2021 (the “Covenant Waiver Period”), adjusts the required leverage levels for the covenant when it is re-imposed at the end of the Covenant Waiver Period, and imposes a new monthly-tested liquidity covenant for the duration of the Covenant Waiver Period. The First Credit Facility Amendment also makes certain other amendments to the terms of the Credit Facility, including increasing the interest and fees payable on the Credit Facility for the duration of the Covenant Waiver Period, tightening certain existing covenants, and imposing additional covenants for the duration of the Covenant Waiver Period. These covenant changes include tightening the lien covenant and the covenant on dividends, share repurchases and distributions, and imposing new covenants limiting asset sales, investments and discretionary capital expenditures.
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

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	March 31, 2021		December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$162	$146	$159	$142
Total noncurrent financial assets	$162	$146	$159	$142

Senior Notes	$(8,716)	$(9,404)	$(8,031)	$(8,941)
Commercial paper / Credit Facility	(400)	(400)	(900)	(900)
Other long-term debt	(126)	(128)	(126)	(128)
Other noncurrent liabilities	(426)	(426)	(426)	(426)
Total noncurrent financial liabilities	$(9,668)	$(10,358)	$(9,483)	$(10,395)
The carrying value of our Credit Facility borrowings approximate fair value because they bear interest at a market rate. See Note 13. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2020 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2021 first quarter and 2020 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive loss before reclassifications (1)	(155)	—	(155)
Reclassification adjustments	—	—	—
Net other comprehensive loss	(155)	—	(155)
Balance at March 31, 2021	$(294)	$4	$(290)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive (loss) income before reclassifications (1)	(383)	13	(370)
Reclassification adjustments	—	(8)	(8)
Net other comprehensive (loss) income	(383)	5	(378)
Balance at March 31, 2020	$(751)	$12	$(739)
(1)Other comprehensive loss before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $27 million for the 2021 first quarter and $11 million for the 2020 first quarter.

The following tables detail the changes in common shares outstanding and stockholders’ equity (deficit) for the 2021 first quarter and 2020 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.4	Balance at year-end 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
—	Net loss	(11)	—	—	(11)	—	—
—	Other comprehensive loss	(155)	—	—	—	—	(155)
1.2	Stock-based compensation plans	(30)	—	(64)	—	34	—
325.6	Balance at March 31, 2021	$234	$5	$5,787	$9,195	$(14,463)	$(290)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.0	Balance at year-end 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)
—	Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—	Net income	31	—	—	31	—	—
—	Other comprehensive loss	(378)	—	—	—	—	(378)
—	Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.2	Stock-based compensation plans	(55)	—	(89)	—	34	—
(1.0)	Purchase of treasury stock	(150)	—	—	—	(150)	—
324.2	Balance at March 31, 2020	$(20)	$5	$5,711	$9,504	$(14,501)	$(739)
NOTE 11. CONTRACTS WITH CUSTOMERS
Our current and noncurrent Loyalty Program liability increased by $132 million, to $6,403 million at March 31, 2021, from $6,271 million at December 31, 2020, primarily reflecting an increase in points earned by members. This includes amounts reclassified from deferred revenue to the liability for guest loyalty program as a result of points that were earned during the period by members using our U.S.-issued co-brand credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $292 million of revenue recognized in the 2021 first quarter, that was deferred as of December 31, 2020. The current portion of our Loyalty Program liability increased compared to December 31, 2020 due to higher estimated redemptions in the short-term.
Our allowance for credit losses increased to $223 million at March 31, 2021 from $207 million at December 31, 2020, primarily reflecting our 2021 first quarter provision for credit losses of $19 million.
NOTE 12. BUSINESS SEGMENTS
Beginning in the 2021 first quarter, we modified our segment structure due to a change in the way our chief operating decision maker evaluates results and allocates resources within the Company, resulting in the following two operating segments, both of which meet the applicable accounting criteria for separate disclosure as a reportable business segment: U.S. & Canada and International. We revised the prior period amounts shown in the tables below to conform to our current presentation.
We evaluate the performance of our operating segments using “segment profits/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, merger-related costs, or most above-property restructuring charges. We assign gains and losses, equity in earnings or losses from our joint ventures, direct general, administrative, and other expenses, and other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues, including license fees we receive from our credit card programs, fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.

Our chief operating decision maker monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2021 first quarter and 2020 first quarter:

	Three Months Ended March 31, 2021
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$250	$87	$337
Contract investment amortization	(13)	(4)	(17)
Net fee revenues	237	83	320
Owned, leased, and other revenue	35	66	101
Cost reimbursement revenue	1,449	242	1,691
Total reportable segment revenue	$1,721	$391	$2,112
Unallocated corporate and other			204
Total revenue			$2,316

	Three Months Ended March 31, 2020
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$406	$102	$508
Contract investment amortization	(19)	(6)	(25)
Net fee revenues	387	96	483
Owned, leased, and other revenue	102	168	270
Cost reimbursement revenue	3,331	368	3,699
Total reportable segment revenue	$3,820	$632	$4,452
Unallocated corporate and other			229
Total revenue			$4,681
Segment Profits and Losses

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020
U.S. & Canada	$143	$158
International	(23)	(27)
Unallocated corporate and other	(47)	(25)
Interest expense, net of interest income	(100)	(87)
Benefit for income taxes	16	12
Net (loss) income	$(11)	$31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the possible effects on our business of the coronavirus pandemic and efforts to contain it (“COVID-19”), including the performance of the Company’s hotels; Revenue per Available Room (“RevPAR”), occupancy and other demand and recovery trends and expectations; the nature and impact of contingency plans, restructuring plans and cost reduction plans; rooms growth; our expectations regarding the receipt of certain credits and refunds under certain U.S. federal legislation; our expectations regarding our ability to meet our liquidity requirements; our expectations regarding COVID-19’s impact on our cash from operations; our capital expenditures and other investment spending expectations; other statements throughout this report that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. Risks that could affect our results of operations, liquidity and capital resources, and other aspects of our business discussed in this Form 10-Q include the duration and scope of COVID-19, including the availability and distribution of effective vaccines or treatments; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals have taken or may take in response to the pandemic, including limiting, banning, or cautioning against travel and/or in-person gatherings or imposing occupancy or other restrictions on lodging or other facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; the pace of recovery when the pandemic subsides; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps we and our property owners and franchisees have taken and may continue to take to reduce operating costs and/or enhance certain health and cleanliness protocols at our hotels; the impacts of our employee furloughs and reduced work week schedules, our voluntary transition program and our other restructuring activities; competitive conditions in the lodging industry and in the labor market; relationships with customers and property owners; the availability of capital to finance hotel growth and refurbishment; the extent to which we experience adverse effects from data security incidents; and changes in tax laws in countries in which we earn significant income.
As discussed in this Form 10-Q, COVID-19 is materially impacting our operations and financial results. COVID-19, and the volatile regional and global economic conditions stemming from it, and additional or unforeseen effects from the COVID-19 pandemic, could also give rise to or aggravate the other risk factors that we identify within Part II, Item 1A of this report, which in turn could materially adversely affect our business, liquidity, financial condition, and results of operations. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties. We discuss our operations in the following reportable business segments: U.S. & Canada and International.

We earn base management fees and, under many agreements, incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. For our hotels in the Middle East and Africa, Asia Pacific excluding China, and Greater China regions, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit”) less non-controllable expenses such as property insurance, real estate taxes, and capital spending reserves. Additionally, we earn franchise fees for use of our intellectual property, including fees from our co-brand credit card, timeshare, and residential programs.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. As we expected, the cost of such insurance again increased for our current policy period, and the cost of such insurance could continue to increase for future policy periods. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 6 for additional information related to expenses incurred in the 2021 first quarter and 2020 first quarter, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available (including rooms in hotels temporarily closed due to issues related to COVID-19), measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. Comparisons to the prior periods are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2020 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. The RevPAR comparisons between 2021 and 2019, which we discuss under the “Impact of COVID-19” caption below, reflect properties that are defined as comparable as of March 31, 2021, even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above.

Impact of COVID-19
COVID-19 continues to have a material impact on our business and industry. However, overall global demand continues to improve compared to the extremely low levels reached in April 2020. We have seen meaningful increases in demand in countries with early and swift vaccination programs and where airlift has improved or travel restrictions have been relaxed. Based on the swift demand improvement we have recently seen in certain markets and our discussions with customers, we believe that there is significant pent-up demand for all types of travel. Assuming continued progress with vaccinations and an improving consumer and macro-economic environment in many regions around the world, we believe that the pace of the global lodging recovery will continue to accelerate. While we expect that trends will vary from region to region, we expect overall leisure demand will strengthen further into the summer months. While business transient and group demand remain well below pre-pandemic levels, they have been gradually improving and we expect the slow recoveries in these segments to continue. We expect business transient demand could accelerate in the fall of 2021 assuming more businesses re-open. We anticipate that group demand will pick up later than leisure and business transient demand, given the lead time that is generally required for booking group business. Although we have begun to see evidence of demand recovery and are encouraged by the resilience of demand, COVID-19 will continue to have a material negative impact on our future results for a period of time that we are currently unable to predict.
Compared to the 2020 first quarter, 2021 first quarter comparable systemwide RevPAR declined 46 percent in each of our U.S. & Canada and International segments as well as worldwide. Compared to the 2019 first quarter, 2021 first quarter comparable systemwide RevPAR declined 57 percent in our U.S. & Canada segment, 64 percent in our International segment, and 59 percent worldwide. The RevPAR declines compared to the 2020 first quarter primarily reflect that most regions, with the exception of Greater China, had a solid start in 2020, as COVID-19 only began to have a significant impact worldwide late in the 2020 first quarter. Worldwide comparable systemwide occupancy in the 2021 first quarter grew from 31 percent in January to 45 percent in March, the highest occupancy of any month since March 2020. Our Greater China region, where results were significantly impacted by COVID-19 early in the 2020 first quarter, continues to lead the recovery, with comparable systemwide RevPAR growth of 77 percent compared to the 2020 first quarter, driven by strong domestic leisure travel and growing business transient and group business, though occupancy levels and ADR were lower than in the 2019 first quarter. In the U.S. & Canada, 2021 first quarter RevPAR improved compared to both the 2020 third and fourth quarters, driven by increasing leisure demand, particularly for our luxury, resort, and extended-stay hotels. In other parts of the world, RevPAR trends continue to vary greatly by market and are heavily impacted by the number of COVID-19 cases, the distribution of vaccines, the nature and degree of government restrictions, and the strength of leisure demand.
We continue to take substantial measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our own business. At the corporate level, we remain focused on limiting our corporate general and administrative costs as well as our capital expenditures and other investment spending. As previously announced, share repurchases and cash dividends have been suspended until business conditions further improve and until permitted under our Credit Facility. We are also continuing to adapt our business contingency plans in response to the global situation and develop restructuring plans to achieve cost savings specific to certain of our company-operated properties. See Note 2 for more information about our restructuring activities. At the property level, certain associates remain on temporary furloughs or reduced work week schedules. In addition, we continue to work with owners and franchisees to lower their cash outlay. The steps we continue to take include deferring renovations, certain hotel initiatives and brand standard audits for hotel owners and franchisees; reducing the amount of certain charges for systemwide programs and services; supporting owners and franchisees who are working with their lenders to utilize furniture, fixtures, and equipment (FF&E) reserves to meet working capital needs; and waiving required FF&E funding through 2021. We also continue to tightly control the reimbursed expenses we incur on behalf of our owners and franchisees to provide centralized programs and services, such as the Loyalty Program, reservations, marketing and sales, which we generally collect through cost reimbursement revenue on the basis of hotel revenue or program usage.
We continue to evaluate the availability of stimulus tax credits under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Taxpayer Certainty and Disaster Tax Relief Act of 2020 enacted as part of the Consolidated Appropriations Act, 2021 (“Relief Act”), the American Rescue Plan Act of 2021

(“ARPA”), and other legislation. As of May 7, 2021, we have received Employee Retention Tax Credit (“ERTC”) refunds from the U.S. Treasury totaling $132 million, including $119 million in 2020 and $13 million in April 2021. We passed through $94 million of these refunds to the related hotels that we manage on behalf of owners in 2020 and expect to pass through the additional $13 million in the 2021 second quarter. Based on ERTC refund applications that we have submitted as of May 7, 2021, we expect to receive an additional $34 million from the U.S. Treasury in the remainder of 2021, the majority of which we expect will inure to the benefit of our hotel owners. Additionally, we expect to receive, from the U.S. Treasury, payments and credits totaling $106 million pursuant to ARPA, which provides for refundable tax credits to employers as reimbursement for the cost of health coverage continuation provided to eligible former associates and furloughed or part-time associates (and their eligible enrolled dependents) in accordance with requirements under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the period of April 1, 2021 to September 30, 2021.
The impact of COVID-19 on the Company remains fluid, as does our corporate and property-level response. We expect to continue to assess the situation and may implement additional measures to adapt our operations and plans to address the implications of COVID-19 on our business. The overall operational and financial impact is highly dependent on the breadth and duration of COVID-19 and could be affected by other factors we are not currently able to predict.
System Growth and Pipeline
At the end of the 2021 first quarter, our system had 7,662 properties (1,429,171 rooms), compared to 7,642 properties (1,423,044 rooms) at year-end 2020 and 7,420 properties (1,391,700 rooms) at the end of the 2020 first quarter. The increase compared to year-end 2020 reflects gross additions of 134 properties (23,567 rooms) and deletions of 114 properties (17,381 rooms), including 88 properties from a primarily select-service portfolio which left our system in the 2021 first quarter. Approximately 31 percent of our 2021 first quarter gross room additions were conversions from competitor brands. In 2021, we expect total gross rooms growth of approximately 6.0 percent (3.0 to 3.5 percent, net of deletions).
At the end of the 2021 first quarter, we had approximately 491,000 rooms in our development pipeline, which includes more than 222,000 hotel rooms under construction and roughly 18,000 hotel rooms approved for development but not yet under signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada.
Properties and Rooms
At March 31, 2021, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	701	227,682	4,792	687,333	26	6,483	5,519	921,498
International	1,300	330,072	711	145,442	40	9,417	2,051	484,931
Timeshare	—	—	92	22,742	—	—	92	22,742
Total	2,001	557,754	5,595	855,517	66	15,900	7,662	1,429,171

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended March 31, 2021 and Change vs. Three Months Ended March 31, 2020
	RevPAR		Occupancy			Average Daily Rate
	2021	vs. 2020	2021	vs. 2020		2021	vs. 2020
Comparable Company-Operated Properties
U.S. & Canada	$52.31	(57.8)%	29.0%	(27.7)%	pts.	$180.57	(17.5)%
Greater China	$55.37	80.4%	47.9%	23.6%	pts.	$115.50	(8.2)%
Asia Pacific excluding China	$37.34	(56.4)%	33.6%	(19.6)%	pts.	$111.02	(31.1)%
Caribbean & Latin America	$56.16	(49.5)%	31.2%	(24.0)%	pts.	$179.84	(10.7)%
Europe	$17.24	(80.4)%	13.3%	(34.1)%	pts.	$129.87	(30.2)%
Middle East & Africa	$64.08	(30.6)%	41.6%	(17.1)%	pts.	$154.22	(2.0)%
International - All(1)	$44.46	(39.3)%	34.8%	(9.9)%	pts.	$127.65	(22.0)%
Worldwide (2)	$48.14	(50.3)%	32.1%	(18.2)%	pts.	$150.08	(22.1)%
Comparable Systemwide Properties
U.S. & Canada	$48.65	(46.3)%	40.3%	(16.0)%	pts.	$120.79	(25.0)%
Greater China	$53.59	76.8%	47.5%	23.2%	pts.	$112.78	(9.5)%
Asia Pacific excluding China	$38.54	(54.1)%	34.6%	(17.9)%	pts.	$111.25	(30.3)%
Caribbean & Latin America	$40.19	(56.3)%	28.5%	(23.6)%	pts.	$140.89	(20.2)%
Europe	$15.18	(80.4)%	13.1%	(33.5)%	pts.	$116.34	(30.0)%
Middle East & Africa	$58.52	(31.3)%	40.4%	(17.4)%	pts.	$144.93	(1.8)%
International - All(1)	$38.51	(46.1)%	31.6%	(13.8)%	pts.	$121.75	(22.6)%
Worldwide (2)	$45.68	(46.3)%	37.7%	(15.3)%	pts.	$121.02	(24.5)%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.

CONSOLIDATED RESULTS
Our results in the 2021 first quarter continue to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2021 first quarter, and the discussion below for additional analysis of our consolidated results of operations for the 2021 first quarter compared to the 2020 first quarter.
Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change 2021 vs. 2020
Base management fees	$106	$214	$(108)	(50)%
Franchise fees	306	415	(109)	(26)%
Incentive management fees	33	—	33	nm
Gross fee revenues	445	629	(184)	(29)%
Contract investment amortization	(17)	(25)	(8)	(32)%
Net fee revenues	$428	$604	$(176)	(29)%
nm means the percentage is not meaningful.
The decrease in base management and franchise fees primarily reflected lower RevPAR in the 2021 first quarter primarily due to COVID-19, which did not have a significant worldwide impact until late in the 2020 first quarter.
In the 2021 first quarter, we recognized incentive management fees from certain hotels, primarily in our International segment, for which we estimate that a reversal of such fees is not probable. We did not recognize incentive management fees in the 2020 first quarter due to the uncertainty related to COVID-19.
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change 2021 vs. 2020
Owned, leased, and other revenue	$108	$280	$(172)	(61)%
Owned, leased, and other - direct expenses	135	272	(137)	(50)%
Owned, leased, and other, net	$(27)	$8	$(35)	(438)%
Owned, leased, and other revenue, net of direct expenses decreased primarily due to lower demand at and the temporary closure of certain of our owned and leased hotels due to COVID-19.
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change 2021 vs. 2020
Cost reimbursement revenue	$1,780	$3,797	$(2,017)	(53)%
Reimbursed expenses	1,833	3,877	(2,044)	(53)%
Cost reimbursements, net	$(53)	$(80)	$27	34%
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
The change in cost reimbursements, net in the 2021 first quarter primarily reflects lower expenses for our centralized programs and services.

Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change 2021 vs. 2020
Depreciation, amortization, and other	$52	$150	$(98)	(65)%
General, administrative, and other	211	270	(59)	(22)%
Restructuring and merger-related charges (recoveries)	1	(2)	3	150%
Depreciation, amortization, and other expenses decreased in the 2021 first quarter primarily due to the operating lease impairment charges that we recorded in the 2020 first quarter ($90 million).
General, administrative, and other expenses decreased primarily due to lower provision for credit losses and lower reserves for guarantee funding ($64 million).
Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change 2021 vs. 2020
Gains (losses) and other income, net	$1	$(4)	$5	125%
Interest expense	(107)	(93)	14	15%
Interest income	7	6	1	17%
Equity in losses	(12)	(4)	8	200%
Interest expense increased primarily due to higher interest on Senior Note issuances, net of maturities ($31 million).
Income Taxes

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change 2021 vs. 2020
Benefit for income taxes	$16	$12	$4	33%
Our tax benefit increased in the 2021 first quarter, compared to our tax benefit in the 2020 first quarter, primarily due to lower operating income ($39 million), partially offset by a lower tax benefit from impairment charges ($26 million).
BUSINESS SEGMENTS
Our segment results in the 2021 first quarter continue to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2021 first quarter and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended
($ in millions)	March 31, 2021	March 31, 2020	Change 2021 vs. 2020
U.S. & Canada
Segment revenues	$1,721	$3,820	$(2,099)	(55)%
Segment profits	143	158	(15)	(9)%
International
Segment revenues	391	632	(241)	(38)%
Segment loss	(23)	(27)	(4)	(15)%

	Properties				Rooms
	March 31, 2021	March 31, 2020	vs. March 31, 2020		March 31, 2021	March 31, 2020	vs. March 31, 2020
U.S. & Canada	5,519	5,368	151	3%	921,498	905,248	16,250	2%
International	2,051	1,961	90	5%	484,931	463,697	21,234	5%

U.S. & Canada
U.S. & Canada quarterly profits decreased primarily due to:
•$164 million of lower base management and franchise fees (primarily reflecting lower comparable systemwide RevPAR driven by decreases in both ADR and occupancy due to lower demand resulting from COVID-19);
partially offset by:
•$94 million of lower depreciation, amortization, and other expenses (primarily reflecting 2020 first quarter operating lease impairment charges); and
•$46 million of lower general, administrative, and other expenses (primarily reflecting lower provision for credit losses and reserves for guarantee funding).
International
International quarterly loss decreased primarily due to:
•$25 million of incentive management fees recorded in the 2021 first quarter;
•$31 million of lower general, administrative, and other expenses (primarily reflecting lower provision for credit losses); and
•$11 million of higher cost reimbursement revenue, net of reimbursed expenses;
partially offset by:
•$40 million of lower base management and franchise fees (primarily reflecting lower comparable systemwide RevPAR driven by decreases in both ADR and occupancy in most regions due to lower demand resulting from COVID-19); and
•$21 million of lower owned, leased, and other revenue, net of direct expenses.
STOCK-BASED COMPENSATION
See Note 4 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2021 first quarter, our long-term debt had a weighted average interest rate of 3.7 percent and a weighted average maturity of approximately 6.6 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2021 first quarter.
In response to the negative impact COVID-19 had on our cash from operations in 2020 and in the 2021 first quarter, which we expect to continue to be negatively impacted, we remain focused on preserving our financial flexibility and managing our debt maturities. We remain focused on tightly controlling our corporate general and administrative costs, reimbursed expenses we incur on behalf of our owners and franchisees, and our capital expenditures and other investment spending. Share repurchases and dividends remain suspended until business conditions further improve and until permitted under our Credit Facility. In the 2021 first quarter, we issued $1.1 billion aggregate principal amount of senior notes with a 10-year maturity, which we discuss further under the “Sources of Liquidity - Senior Notes Issuances” section below.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We currently believe the Credit Facility, our cash on hand, and our access to capital markets remain adequate to meet our liquidity requirements.

Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In the 2021 first quarter, we made borrowings of $0.6 billion and repayments of $1.1 billion, and as of March 31, 2021, we had total outstanding borrowings under the Credit Facility of $0.4 billion.
The Credit Facility contains certain covenants, including a financial covenant that limits our maximum Leverage Ratio (as defined in the Credit Facility, and generally consisting of the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility, and subject to additional adjustments as described therein). On April 13, 2020, we entered into an amendment to the Credit Facility (the “First Credit Facility Amendment”) under which the covenant governing the permitted Leverage Ratio is waived through and including the first quarter of 2021 (the “Covenant Waiver Period”), and the required leverage levels for such covenant are adjusted once re-imposed at the end of the Covenant Waiver Period (starting at 5.50 to 1.00 when the leverage test is first re-imposed and gradually stepping down to 4.00 to 1.00 over the succeeding seven fiscal quarters, as further described in the Credit Facility). The First Credit Facility Amendment also imposes a monthly-tested minimum liquidity covenant for the duration of the Covenant Waiver Period and makes certain other amendments to the terms of the Credit Facility, including increasing the interest and fees payable on the Credit Facility for the duration of the Covenant Waiver Period, tightening certain existing covenants and imposing additional covenants for the duration of the Covenant Waiver Period, including restricting dividends and share repurchases.
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
Senior Notes Issuances
On March 5, 2021, we issued $1.1 billion aggregate principal amount of 2.850 percent Series HH Notes due April 15, 2031 (the “Series HH Notes”). We will pay interest on the Series HH Notes in April and October of each year, commencing in October 2021. We received net proceeds of approximately $1.089 billion from the offering of the Series HH Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including the repayment of a portion of our outstanding borrowings under the Credit Facility, as discussed in Note 8.
Commercial Paper
Due to changes to our credit ratings as a result of the impact of COVID-19 on our business, we currently are not issuing commercial paper. As a result, we have had to rely more on borrowings under the Credit Facility and issuance of senior notes, which carry higher interest costs than commercial paper.

Uses of Cash
Cash, cash equivalents, and restricted cash totaled $642 million at March 31, 2021, a decrease of $252 million from year-end 2020, primarily reflecting Credit Facility repayments, net of borrowings ($500 million) and financing outflows for employee stock-based compensation withholding taxes ($82 million), partially offset by Senior Notes issuances, net of repayments ($337 million).
Net cash provided by operating activities decreased by $487 million in the 2021 first quarter compared to the 2020 first quarter, primarily due to the net loss that we recorded in the 2021 first quarter (adjusted for non-cash items) due to COVID-19 and cash outflows (compared to cash inflows in the 2020 first quarter) from working capital changes. Working capital changes primarily reflect lower accounts payable and higher accounts receivable.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2021 first quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $30 million in the 2021 first quarter and $59 million in the 2020 first quarter. We expect capital expenditures and other investments will total approximately $575 million to $650 million for the 2021 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $220 million for maintenance capital spending and our new headquarters).
Share Repurchases
We did not repurchase any shares of our common stock in the 2021 first quarter. As of March 31, 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We do not anticipate repurchasing additional shares until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility, with certain exceptions.
Dividends
We did not declare any cash dividends in the 2021 first quarter. We do not anticipate declaring cash dividends until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2021 first quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2020 Form 10-K, other than the changes in debt described in the “Sources of Liquidity” section above. See Note 8 for more information on our total debt.
At March 31, 2021, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $395 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2020 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2020. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our 2020 Form 10-K for more information on our exposure to market risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Management necessarily applied its judgment in assessing the costs and benefits of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. You should note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and operating to provide reasonable assurance that we record, process, summarize, and report the information we are required to disclose in the reports that we file or submit under the Exchange Act within the time periods specified in the rules and forms of the SEC, and to provide reasonable assurance that we accumulate and communicate such information to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions about required disclosure.
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2021 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
COVID-19 has been and continues to be a complex and evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as warnings, restrictions and bans on travel or transportation; limitations on the size of in-person gatherings; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings and businesses; cancellation of events, including sporting events, conferences and meetings; and quarantines and lock-downs. COVID-19 and its consequences have dramatically reduced travel and demand for hotel rooms, which has and will continue to impact our business, operations, and financial results. The extent to which COVID-19 impacts our business, operations, and financial results will depend on the factors described above and numerous other evolving factors that we may not be able to accurately predict or assess, including the duration and scope of COVID-19; the availability and distribution of effective vaccines or treatments COVID-19’s impact on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; and how quickly economies, travel activity, and demand for lodging recovers after the pandemic subsides.
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
•Risks Related to Owned and Leased Hotels and Other Real Estate Investments: COVID-19 and its impact on travel has reduced demand at most hotels, including our owned and leased hotels and properties owned by entities in which we have an equity investment. As a result, most of our owned and leased hotels and properties in which we have an investment are not generating revenue sufficient to meet expenses, which is adversely affecting our income and could in the future more significantly adversely affect the value of our owned and leased properties or investments. In addition, we have seen and could continue to see entities in which we have an investment experience challenges securing additional or replacement financing to satisfy maturing indebtedness. As a result of the foregoing, we have recognized, and may in the future be required to recognize, significant non-cash impairment charges to our results of operations.
•Risks Related to Operations: As a result of COVID-19 and its impact on travel and demand for hotel rooms, we have taken steps to reduce operating costs and improve efficiency, including furloughing a substantial number of our associates and implementing reduced work weeks for other associates, implementing a voluntary transition program for certain associates, eliminating a significant number of above-property and on-property positions, and modifying food and beverage offerings and other services and amenities. Such steps, and further changes we could make in the future to reduce costs for us or our hotel owners or franchisees (including ongoing property-level restructuring plans), may negatively impact guest loyalty, owner preference, or our ability to attract and retain associates, and our reputation and market share may suffer as a result. For example, loss of our personnel may cause us to experience operational challenges that impact guest loyalty, owner preference, and our market share, which could limit our ability to maintain or expand our business and could reduce our profits. Further, reputational damage from, and the financial impact of, position eliminations, furloughs or reduced work weeks could lead additional associates to depart the Company and could make it harder for us or the managers of our franchised properties to recruit new associates in the future. In addition, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our revenue and market share may suffer as a result. We have received claims, demands and requests from associates and from labor unions that represent our associates and may face additional demands, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 or related to our restructuring activities, which could lead to increased costs. We could also experience labor disputes or disruptions as we continue to operate under our COVID-19 mitigation and recovery plans. COVID-19 could also negatively affect our internal control over financial and other reporting, as many of our personnel have departed the Company as a result of our voluntary transition program and position eliminations, and our remaining personnel are often working from home. In addition, new processes, procedures and controls could be required to respond to changes in our business environment.
•Risks Related to Expenses: COVID-19 has caused us to incur additional expenses and will continue to cause us to incur additional expenses in the future which are not fully reimbursed or offset by revenues. For example, we have already incurred certain expenses related to furloughs, our voluntary transition program and position eliminations, and we expect additional charges related to our property-level restructuring activities discussed in Note 2 in future periods. Claims by associates or others in respect of our restructuring activities could result in increased costs, fines, litigation or other proceedings, and increased risk of damage to our reputation. Also, if a hotel closes and has employees covered by an underfunded multi-employer pension plan, we may need to pay withdrawal liability to the plan as result of such closure if it is determined that there has been a complete or partial withdrawal from the plan, and we may be unable to collect reimbursement from the hotel owner. In addition, COVID-19 could make it more likely that we have to fund shortfalls in operating profit under our agreements with some hotel owners or fund financial guarantees we have made to third-party lenders for the timely repayment of all or a portion of certain hotel owners’ or franchisees’ debt related to hotels that we manage or franchise, beyond the amounts funded or the additional guarantee reserves recorded in 2020. COVID-19 also makes it more likely our hotel owners or franchisees will default on loans we have made to them or will fail to reimburse us for guarantee advances. Our ability to recover loans and guarantee advances from hotel operations or from hotel owners or franchisees through the proceeds of hotel sales, refinancing of debt or otherwise may also affect our ability to recycle and raise new capital. Even in situations where we are not obligated to provide funding to hotel owners, franchisees or entities in which we have a noncontrolling interest, we may choose to provide financial or other types of support to certain of these parties, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether existing programs will be effective in mitigating the impacts of COVID-19 and, with respect to future programs, to what extent we or our hotel owners or franchisees will be eligible to participate and whether conditions or restrictions imposed under such programs will be acceptable. As a result of COVID-19, we and our hotel owners and franchisees have experienced and could continue to experience other short or longer-term impacts on costs. These effects have impacted our ability to generate profits and could continue to impact our ability to generate profits even after revenues improve.
•Risks Related to Growth: Our growth has been, and may continue to be, harmed by COVID-19 and its various impacts as discussed above. Many current and prospective hotel owners and franchisees are finding it difficult or impossible to obtain hotel financing on commercially viable terms. COVID-19 has caused and may continue to cause some projects that are in construction or development to be unable to draw on existing financing commitments or secure additional or replacement financing to complete construction, and additional or replacement financing that is available may be on less favorable terms. COVID-19 has caused and may continue to cause construction delays due to government restrictions and shortages of workers or supplies. As a result, some of the properties in our development pipeline will not enter our system when we anticipated, or at all. We have seen, and may continue to see, opening delays and a decrease in the rate at which new projects enter our pipeline, and we may see an increase in the number of projects that fall out of our pipeline as a result of project cancellations or other factors. These effects on our pipeline have reduced and will continue to reduce our ability to realize fees or realize returns on equity investments from such projects. We have seen and expect we could potentially see more existing hotels exit our system as a result of COVID-19, and a significant number of such exits could negatively impact the overall growth of our system and our business prospects.

•Risks Related to Liquidity: Since the first quarter of 2020, we have made significant borrowings under our $4.5 billion Credit Facility and completed offerings of $4.7 billion aggregate principal amount of senior notes to preserve financial flexibility in light of the impact on global markets resulting from COVID-19 and to repay maturing debt. We may be required to raise additional capital again in the future to fund our operating expenses and repay maturing debt. In 2020, we raised $920 million of cash through amendments to agreements with the U.S. issuers of our co-brand credit cards associated with our Loyalty Program, and this option to raise capital will likely not be available again to us in the near future and has reduced and will in the future reduce the amount of cash we receive from these card issuers, which may increase the need for us to raise additional capital from other sources. In addition, we have seen increases in our cost of borrowing as a result of COVID-19 and such costs may increase even further for a time we are unable to determine. If we are required to raise additional capital, our access to and cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole, and such financing may not be available to us on terms consistent with our expectations. As a result of COVID-19, credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments, including the Credit Facility and some of our senior notes, is affected by our credit ratings. Accordingly, a further downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. In addition, our latest amendments to our Credit Facility increase the minimum liquidity we are required to maintain for the duration of the waiver period as discussed in Note 8, and the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our Credit Facility could trigger a cross-default, acceleration or other consequences under other indebtedness, financial instruments or agreements to which we are a party.
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
Risks Relating to Our Industry
Our industry is highly competitive, which may impact our ability to compete successfully for guests with other hotel properties and home sharing or rental services. We operate in markets that contain many competitors. Each of our hotel brands and our home rental offering competes with major hotel chains, regional hotel chains, independent hotels, and home sharing and rental services across national and international venues. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our Loyalty Program, direct booking channels, and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas or if our approach is subject to challenge, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to increase room rates or occupancy in those markets.
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
As discussed in “Risks Relating to COVID-19,” our performance has been materially affected by some of these conditions and could be further materially affected if these conditions worsen, arise in the future, or extend longer than anticipated, or in other circumstances that we are not able to predict or mitigate. Even after COVID-19 subsides, our business, markets, growth prospects and business model could continue to be materially impacted or altered.
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, the failure of the hotel owner or franchisee to comply with its payment or other obligations under the agreement, a failure under some agreements to meet specified financial or performance criteria, which we fail or elect not to cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. We may have difficulty collecting damages from the hotel owner or franchisee, and any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. A significant loss of these agreements could hurt our financial performance or our ability to grow our business.
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
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors, or agents from acting in ways prohibited by these laws and regulations. We are also subject to trade sanctions and regulations administered by the U.S. Office of Foreign Assets Control, the U.S. Department of Commerce, and other U.S. government agencies, and authorities in other countries where we do business. The compliance programs, internal controls and policies we maintain and enforce also may not prevent conduct that is prohibited under these rules. The U.S. or other countries may impose additional sanctions at any time against any country in or with which, or against persons or entities with whom, we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country or with the relevant individual or entity could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, reduce our profits, disrupt or have a material adverse effect on our business, damage our reputation, or result in lawsuits or regulatory actions being brought against the Company or its officers or directors. In addition, the operation of these laws and regulations or an imposition of further restrictions in these areas could increase our cost of operations, reduce our profits, or cause us to forgo development opportunities, cease operations in certain countries, or limit certain business operations that would otherwise support growth.
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
Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Many factors can affect the reputation and value of one or more of our properties or brands, including our ability to protect and use our brands and trademarks; our hotels’ adherence to service standards; our approach to matters such as food quality and safety, guest and associate safety, health and cleanliness, managing and reducing our carbon footprint and our use of scarce natural resources, supply chain management, and diversity, human rights, and support for local communities; and our compliance with applicable laws. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, adverse government attention, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, and residential properties, and with respect to our credit card programs. Under the terms of their agreements with us, these third parties interact directly with guests and others under our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data or privacy incident involving guest information or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, then our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time-consuming for us to pursue such remedies and even if we are successful in pursuing such remedies, that may not be sufficient to mitigate reputational harm to us. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.

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
Our business could suffer as the result of the loss of the services of our senior executives or if we cannot attract and retain talented associates. We compete with other companies both within and outside of our industry for talented personnel. If we cannot recruit, train, develop, and retain sufficient numbers of talented associates, we could experience increased associate turnover, decreased guest satisfaction, operational challenges, low morale, inefficiency, or internal control failures. Insufficient numbers of talented associates could also limit our ability to grow and expand our businesses. Labor shortages could also result in higher wages that would increase our labor costs, which could reduce our profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business. The impact of COVID-19 on the hospitality industry, and actions that we and others in the hospitality industry have taken and may take in the future with respect to our associates and executives in response to COVID-19, may adversely affect our ability to attract and retain associates and executives in the future.
Risks relating to natural or man-made disasters, contagious diseases, violence, or war have reduced the demand for lodging, which has adversely affected our revenues. We have seen a decline in travel and reduced demand for lodging due to so-called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events may reduce the overall demand for lodging, limit the room rates that can be charged, and/or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer disproportionately, which could further hurt our revenues and profits.
Insurance may not cover damage to, or losses involving, properties that we own, manage, or franchise, or other aspects of our business, and the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, pandemics, or liabilities that result from incidents involving the security of information systems, may result in high deductibles, low limits, or may be uninsurable, or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, over the past several years following the severe and widespread damage caused by the 2017 Atlantic hurricane season and other natural disasters, coupled with continued large global losses, the property, liability and other insurance markets have seen significant cost increases. Also, due to the data security incident involving unauthorized access to the Starwood reservations database, which we initially reported in November 2018 (the “Data Security Incident”), and the state of the cyber insurance market generally, the costs for our cyber insurance increased with both our 2019 and 2020 renewals, and the cost of such insurance could continue to increase for future policy periods. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
If our brands, goodwill or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of March 31, 2021, we had $18.0 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported financial condition and results of operations.
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
Our renovation activities expose us to project cost, completion, and resale risks. We occasionally acquire and renovate hotel properties, both directly and through partnerships and other business structures with third parties. This presents a number of risks, including that: (1) weakness in the capital markets may limit our ability, or that of third parties with whom we partner, to raise capital for completion of projects; (2) properties that we renovate could become less attractive due to decreases in demand for hotel properties, market absorption or oversupply, with the result that we may not be able to sell such properties for a profit or at the prices or time we anticipate, or we may be required to record additional impairment charges; and (3) construction delays or cost overruns, including those due to general market conditions, shortages or increased costs of skilled labor and/or materials, lender financial defaults, or so-called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase project costs. We could face similar risks to the extent we undertake development activities again in the future.
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
More hotel projects in our development pipeline may be cancelled or delayed in opening, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction, hotels subject to signed contracts, and hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including the risks described above in the risk factors entitled “Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments” and “COVID-19 has had a material detrimental impact on our business and financial results, and such impact could continue and may worsen for an unknown period of time; Risks Related to Growth.” We have seen construction timelines for pipeline hotels lengthen due to various factors, including competition for skilled construction labor, challenges related to financing, disruption in the supply chain for materials, and the impact of COVID-19 generally, and these circumstances could continue or worsen in the future. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
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

If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed. The owners of many of our managed or franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and foreclose on the property, or the owners could declare bankruptcy, as we have seen in the past and could see in the future. Such foreclosures or bankruptcies have in the past and could in the future, in some cases, result in the termination of our management or franchise agreements and eliminate our anticipated income and cash flows, which could have a significant negative effect on our results of operations.
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict. We are a party to various agreements and other instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR as early as the end of 2021. In March 2021, the FCA confirmed its intention to cease publication of the one week and two month USD LIBOR tenors and all tenors for EUR, CHF, JPY and GBP LIBOR after December 31, 2021 and to cease publication of all other USD LIBOR after June 30, 2023. As a result, LIBOR for particular currencies and tenors will not be available for use in agreements and other instruments after the relevant cessation date and may ultimately cease to be utilized prior to the date publication ceases. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that reference LIBOR, not all of which contain alternative rate provisions. Certain of our agreements reference LIBOR, including, for example, our Credit Facility and certain other financial agreements like loans, guarantees, and derivatives. At this time, it is difficult for us to predict the full effect of any changes from LIBOR to an alternative benchmark rate upon or prior to the cessation of publication, the phase out of LIBOR generally, or the establishment and use of particular alternative benchmark rates to replace LIBOR. There is uncertainty about how we, the financial markets, applicable law and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
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
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, we are a party to or have been named as a defendant in numerous lawsuits, primarily putative class actions, brought by consumers and others in the U.S. and Canada, one securities class action lawsuit in the U.S., three shareholder derivative lawsuits in the U.S., and one purported representative action brought by a purported consumer class in the U.K. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, stockholders or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims and/or investigations has resulted in fines, such as the fine imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) as discussed in our 2020 Form 10-K, and could result in material additional fines or remedial or other expenses. These fines and other expenses may not be covered by insurance. Governmental authorities investigating or seeking information about the Data Security Incident also may seek to impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and will continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final fine imposed by the ICO and any other fines or penalties) related to the Data Security Incident. In addition, following our March 31, 2020 announcement of an incident involving information for approximately 5.5 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access Incident”), various governmental authorities opened investigations or requested information about the incident, and two lawsuits were filed against us related to the incident. The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
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
Changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative, judicial, or regulatory changes could be issued in the future. Compliance with changes in applicable data privacy laws and regulations and contractual obligations, including responding to investigations into our compliance, may restrict our business operations, increase our operating costs, increase our exposure to fines and litigation in the event of alleged noncompliance, and adversely affect our reputation. Following the Data Security Incident, certain regulators also opened investigations into our privacy and security policies and practices. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to those imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
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

Governance Risk
Delaware law and our governing corporate documents contain, and our Board of Directors could implement, anti-takeover provisions that could deter takeover attempts. Under the Delaware business combination statute, a stockholder holding 15 percent or more of our outstanding voting stock could not acquire us without Board of Directors’ consent for at least three years after the date the stockholder first held 15 percent or more of the voting stock. Our governing corporate documents also, among other things, require supermajority votes for mergers and similar transactions. In addition, our Board of Directors could, without stockholder approval, implement other anti-takeover defenses, such as a stockholder rights plan.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sale of Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	—	$—	—	17.4
February 1, 2021 - February 28, 2021	—	$—	—	17.4
March 1, 2021 - March 31, 2021	—	$—	—	17.4
(1)On February 15, 2019, our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of March 31, 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until business conditions further improve, and are prohibited from doing so for the duration of the waiver period under our Credit Facility, with certain exceptions.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 25, 2021 (File No. 001-13881).

10.1	Second Amendment, dated as of January 26, 2021, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10.1 to our Form 8-K filed January 28, 2021 (File No. 001-13881).

10.2	Third Amendment, dated as of January 26, 2021, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10.2 to our Form 8-K filed January 28, 2021 (File No. 001-13881).

*10.3	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective January 1, 2021 (new plan administrator).	Filed with this report.

*10.4	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Filed with this report.

*10.5	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Filed with this report.

*10.6	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of (Loss) Income; (ii) the Condensed Consolidated Statements of Comprehensive Loss; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
10th day of May, 2021

/s/ Felitia Lee
Felitia Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)