Form 10-Q
period 2021-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2021-08-03
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,656,362 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 23, 2021.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
REVENUES
Base management fees	$156	$40	$262	$254
Franchise fees	431	182	737	597
Incentive management fees	55	12	88	12
Gross fee revenues	642	234	1,087	863
Contract investment amortization	(18)	(21)	(35)	(46)
Net fee revenues	624	213	1,052	817
Owned, leased, and other revenue	187	49	295	329
Cost reimbursement revenue	2,338	1,202	4,118	4,999
	3,149	1,464	5,465	6,145
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	168	121	303	393
Depreciation, amortization, and other	50	72	102	222
General, administrative, and other	187	178	398	448
Restructuring and merger-related charges	3	6	4	4
Reimbursed expenses	2,255	1,241	4,088	5,118
	2,663	1,618	4,895	6,185
OPERATING INCOME (LOSS)	486	(154)	570	(40)
Gains and other income, net	5	5	6	1
Interest expense	(109)	(127)	(216)	(220)
Interest income	7	8	14	14
Equity in losses	(8)	(30)	(20)	(34)
INCOME (LOSS) BEFORE INCOME TAXES	381	(298)	354	(279)
Benefit for income taxes	41	64	57	76
NET INCOME (LOSS)	$422	$(234)	$411	$(203)
EARNINGS (LOSS) PER SHARE
Earnings (loss) per share - basic	$1.29	$(0.72)	$1.26	$(0.63)
Earnings (loss) per share - diluted	$1.28	$(0.72)	$1.25	$(0.63)
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$422	$(234)	$411	$(203)
Other comprehensive income (loss):
Foreign currency translation adjustments	96	133	(59)	(250)
Derivative instrument adjustments and other, net of tax	—	(2)	—	3
Total other comprehensive income (loss), net of tax	96	131	(59)	(247)
Comprehensive income (loss)	$518	$(103)	$352	$(450)
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and equivalents	$664	$877
Accounts and notes receivable, net	1,933	1,768
Prepaid expenses and other	202	180
	2,799	2,825
Property and equipment, net	1,490	1,514
Intangible assets
Brands	6,031	6,059
Contract acquisition costs and other	2,953	2,930
Goodwill	9,142	9,175
	18,126	18,164
Equity method investments	407	422
Notes receivable, net	165	159
Deferred tax assets	208	249
Operating lease assets	682	752
Other noncurrent assets	627	616
	$24,504	$24,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$805	$1,173
Accounts payable	626	527
Accrued payroll and benefits	932	831
Liability for guest loyalty program	2,547	1,769
Accrued expenses and other	1,211	1,452
	6,121	5,752
Long-term debt	9,383	9,203
Liability for guest loyalty program	3,928	4,502
Deferred tax liabilities	71	83
Deferred revenue	1,294	1,542
Operating lease liabilities	745	823
Other noncurrent liabilities	2,166	2,366
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,830	5,851
Retained earnings	9,618	9,206
Treasury stock, at cost	(14,463)	(14,497)
Accumulated other comprehensive loss	(194)	(135)
	796	430
	$24,504	$24,701
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
OPERATING ACTIVITIES
Net income (loss)	$411	$(203)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	137	268
Stock-based compensation	96	91
Income taxes	(277)	(148)
Liability for guest loyalty program	90	362
Contract acquisition costs	(108)	(60)
Restructuring and merger-related charges	(4)	(13)
Working capital changes	(120)	354
Deferred revenue changes and other	(99)	854
Net cash provided by operating activities	126	1,505
INVESTING ACTIVITIES
Capital and technology expenditures	(70)	(79)
Dispositions	7	260
Loan advances	(2)	(33)
Loan collections	5	5
Other	(12)	(12)
Net cash (used in) provided by investing activities	(72)	141
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(500)	(827)
Issuance of long-term debt	1,089	2,566
Repayment of long-term debt	(770)	(924)
Issuance of Class A Common Stock	2	—
Dividends paid	—	(156)
Purchase of treasury stock	—	(150)
Stock-based compensation withholding taxes	(83)	(99)
Other	(7)	(9)
Net cash (used in) provided by financing activities	(269)	401
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(215)	2,047
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	894	253
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$679	$2,300
(1)The 2021 amounts include beginning restricted cash of $17 million at December 31, 2020, and ending restricted cash of $15 million at June 30, 2021, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Condensed Consolidated Financial Statements as our “Financial Statements,” (2) our Condensed Consolidated Statements of Income (Loss) as our “Income Statements,” (3) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (4) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America, Europe, Middle East and Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2021 and December 31, 2020, the results of our operations for the three and six months ended June 30, 2021 and June 30, 2020, and cash flows for the six months ended June 30, 2021 and June 30, 2020. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. RESTRUCTURING CHARGES
Beginning in the 2020 second quarter, we initiated several regional restructuring plans to achieve cost savings in response to the decline in lodging demand caused by COVID-19. We completed the programs relating to our above-property organization as of year-end 2020. For the property-level programs, including owned and leased properties, we recorded restructuring charges for employee termination benefits in the 2021 first half of $18 million in the “Reimbursed expenses” caption and $1 million in the “Restructuring and merger-related charges” caption of our Income Statements. Cumulative charges incurred for the property-level programs through the end of the 2021 first half totaled $268 million. We anticipate additional property-level restructuring charges in future quarters.
Our U.S. & Canada segment recorded $272 million of cumulative charges for above-property and property-level programs through the end of the 2021 first half, of which $17 million was recorded in the 2021 first half.

The following table presents our restructuring liability activity during the period:

($ in millions)	Employee termination benefits
Balance at December 31, 2020	$143
Charges	19
Cash payments	(100)
Other	(2)
Balance at June 30, 2021, classified in “Accrued expenses and other”	$60

Additionally, as of June 30, 2021, we estimated $40 million of costs related to group medical, dental, and vision benefit coverage provided to eligible former associates and furloughed or part-time associates (and their eligible enrolled dependents) pursuant to the continuation coverage requirements under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the April 1, 2021 to September 30, 2021 period. We expect to receive payments and credits totaling $36 million from the U.S. Treasury during 2021 or 2022 with respect to such benefit coverage continuation costs under the American Rescue Plan Act of 2021 (“ARPA”). In the 2021 first half, we presented the difference of $4 million in the “Reimbursed expenses” caption of our Income Statements. Our expected COBRA costs and related payments and credits from the U.S. Treasury decreased from March 31, 2021 as a result of lower-than-expected participation in the program.
NOTE 3. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Computation of Basic Earnings Per Share
Net income (loss)	$422	$(234)	$411	$(203)
Shares for basic earnings per share	327.1	325.6	326.9	325.5
Basic earnings (loss) per share	$1.29	$(0.72)	$1.26	$(0.63)
Computation of Diluted Earnings Per Share
Net income (loss)	$422	$(234)	$411	$(203)
Shares for basic earnings per share	327.1	325.6	326.9	325.5
Effect of dilutive securities
Stock-based compensation (1)	2.0	—	2.1	—
Shares for diluted earnings per share	329.1	325.6	329.0	325.5
Diluted earnings (loss) per share	$1.28	$(0.72)	$1.25	$(0.63)
(1) For the calculation of diluted loss per share for the three and six months ended June 30, 2020, we excluded stock-based compensation securities of 0.8 million and 1.4 million, respectively, because the effect was anti-dilutive.
NOTE 4. STOCK-BASED COMPENSATION
We granted 0.2 million restricted stock units (“RSUs”) during the 2021 first half to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million performance-based RSUs (“PSUs”) in the 2021 first half to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2023 adjusted EBITDA performance and relative total stockholder return over the 2021 to 2023 performance period. RSUs, including PSUs, granted in the 2021 first half had a weighted average grant-date fair value of $141 per unit.
In the 2020 third quarter, as part of our effort to encourage associate retention in response to the severe impact of COVID-19 on our industry and the Company, we accelerated the issuance of RSU awards to certain officers and employees that ordinarily would have been made in the 2021 first quarter. We did not accelerate the issuance of awards for our most senior executives.

We recorded stock-based compensation expense for RSUs and PSUs of $41 million in the 2021 second quarter, $46 million in the 2020 second quarter, $90 million in the 2021 first half, and $85 million in the 2020 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $255 million at June 30, 2021 and $301 million at December 31, 2020.
NOTE 5. INCOME TAXES
Our effective tax rate was (10.9) percent for the 2021 second quarter compared to 21.5 percent for the 2020 second quarter, and (16.3) percent for the 2021 first half compared to 27.3 percent for the 2020 first half. The change in our effective tax rates was primarily due to the current year tax benefit from the release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits.
Our unrecognized tax benefits balance decreased by $128 million to $336 million at June 30, 2021 from $464 million at December 31, 2020, primarily due to the release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits.
Our unrecognized tax benefits balance included $286 million at June 30, 2021 and $410 million at December 31, 2020 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expenses. Related interest (benefit) expense totaled $(36) million in the 2021 first half and $15 million in the 2020 first half. We accrued interest and penalties related to our unrecognized tax benefits of approximately $49 million at June 30, 2021 and $85 million at December 31, 2020.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of June 30, 2021, we have settled all issues for Marriott for tax years through 2015 and for Starwood through 2016, the year the acquisition was completed. Our Marriott 2016 through 2018 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $220 million in the 2021 first half and $72 million in the 2020 first half.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at June 30, 2021 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$53	$7
Operating profit	196	119
Other	18	4
	$267	$130
Our maximum potential guarantees listed in the preceding table include $92 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right, exercisable in 2022, to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). If the owner exercises the put option, we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability at June 30, 2021 was $300 million.
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
Expenses and Insurance Recoveries
In the 2021 second quarter, we recorded $7 million of expenses and $7 million of accrued insurance recoveries, and in the 2020 second quarter, we recorded $3 million of expenses and $3 million of accrued insurance recoveries, related to the Data Security Incident. In the 2021 first half, we recorded $12 million of expenses and $12 million of accrued insurance recoveries, and in the 2020 first half, we recorded $18 million of expenses and $20 million of accrued insurance recoveries, related to the Data Security Incident. We received no insurance recoveries in the 2021 second quarter, and we received insurance recoveries of $20 million in the 2020 second quarter, $10 million in the 2021 first half, and $44 million in the 2020 first half. The expenses for the 2021 second quarter primarily included legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Restructuring and merger-related charges” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed on December 1, 2018 against the Company and certain of our current and former officers and directors, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief (the “Securities Case”). The MDL proceeding also included two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company and certain of our current and former directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief (the “MDL Derivative Cases”). A separate shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of our current and former officers and directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case was not consolidated with the MDL proceeding. We filed motions to dismiss in connection with all of the U.S. cases. Our motions to dismiss the Securities Case and the MDL Derivative Cases were granted in June 2021. The plaintiff in the Securities Case has appealed the dismissal, which appeal is still pending, and the plaintiffs in the MDL Derivative Cases have not appealed. Motions to dismiss in the other MDL cases have been denied in part or in whole and these cases remain at varying stages. A motion to dismiss the Delaware derivative case is pending. A putative class action lawsuit brought on behalf of financial institutions has been voluntarily dismissed. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. In April 2019, we received a letter purportedly on behalf of a stockholder of the Company (also one of the named plaintiffs in the putative securities class action described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. The Board of Directors has constituted a demand review committee to investigate the claims made in the demand letter, and the committee has retained independent counsel to assist with the investigation. The committee’s investigation is ongoing. In addition, on August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 (the “U.K. DPA”) in connection with the Data Security Incident. We dispute all of the allegations in this purported action and will vigorously defend against any such claims. On November 5, 2020, the court issued an order with the consent of all parties staying this action pending resolution of another case raising similar issues, but not involving the Company, that is pending before the U.K. Supreme Court.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. With the exception of the ICO proceeding, which was resolved in October 2020, these matters generally remain open. We are in discussions with the U.S. state Attorneys General, the Federal Trade Commission and the Canadian regulator to resolve their investigations and requests.
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
NOTE 7. LEASES
The following table presents our future minimum lease payments as of June 30, 2021:

($ in millions)	Operating Leases	Finance Leases
2021, remaining	$91	$7
2022	176	13
2023	123	14
2024	115	14
2025	108	14
Thereafter	520	137
Total minimum lease payments	$1,133	$199
Less: Amount representing interest	(240)	(49)
Present value of minimum lease payments	$893	$150

The following table presents the composition of our current and noncurrent lease liabilities as of June 30, 2021 and year-end 2020:

($ in millions)	June 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Current (1)	$148	$7	$147	$7
Noncurrent (2)	745	143	823	146
	$893	$150	$970	$153
(1)Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.
As of June 30, 2021, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.

NOTE 8. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of June 30, 2021 and year-end 2020:

($ in millions)	June 30, 2021	December 31, 2020
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	$173	$173
Series N Notes, interest rate of 3.1%, face amount of $400, maturing October 15, 2021 (effective interest rate of 3.4%)	400	399
Series O Notes, interest rate of 2.9%, face amount of $450, matured March 1, 2021 (effective interest rate of 3.1%)	—	450
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	347	346
Series Q Notes, interest rate of 2.3%, face amount of $399, maturing January 15, 2022 (effective interest rate of 2.5%)	399	398
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	745	745
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	328	330
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	290	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	445	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	348	348
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, matured March 8, 2021	—	300
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	577	586
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	227	228
Series EE Notes, interest rate of 5.8%, face amount of $1,600, maturing May 1, 2025 (effective interest rate of 6.0%)	1,585	1,583
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	986	986
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	985	985
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,089	—

Commercial paper	—	—
Credit Facility	400	900
Finance lease obligations	150	153
Other	126	143
	$10,188	$10,376
Less current portion	(805)	(1,173)
	$9,383	$9,203
We paid cash for interest, net of amounts capitalized, of $196 million in the 2021 first half and $186 million in the 2020 first half.
On July 23, 2021, we announced that on August 9, 2021, we will redeem all of our Series N Notes due in October 2021 at a redemption price equal to the sum of 100% of the $400 million aggregate principal amount plus accrued and unpaid interest thereon.

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
NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	June 30, 2021		December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$165	$149	$159	$142
Total noncurrent financial assets	$165	$149	$159	$142

Senior Notes	$(8,713)	$(9,537)	$(8,031)	$(8,941)
Commercial paper / Credit Facility	(400)	(400)	(900)	(900)
Other long-term debt	(126)	(129)	(126)	(128)
Other noncurrent liabilities	(414)	(414)	(426)	(426)
Total noncurrent financial liabilities	$(9,653)	$(10,480)	$(9,483)	$(10,395)

The carrying value of our Credit Facility borrowings approximate fair value because they bear interest at a market rate. See Note 13. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2020 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2021 first half and 2020 first half:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive loss before reclassifications (1)	(59)	—	(59)
Reclassification adjustments	—	—	—
Net other comprehensive loss	(59)	—	(59)
Balance at June 30, 2021	$(198)	$4	$(194)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive (loss) income before reclassifications (1)	(250)	12	(238)
Reclassification adjustments	—	(9)	(9)
Net other comprehensive (loss) income	(250)	3	(247)
Balance at June 30, 2020	$(618)	$10	$(608)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $18 million for the 2021 first half and $2 million for the 2020 first half.

The following tables detail the changes in common shares outstanding and stockholders’ equity (deficit) for the 2021 first half and 2020 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.4	Balance at year-end 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
—	Net loss	(11)	—	—	(11)	—	—
—	Other comprehensive loss	(155)	—	—	—	—	(155)
1.2	Stock-based compensation plans	(30)	—	(64)	—	34	—
325.6	Balance at March 31, 2021	234	5	5,787	9,195	(14,463)	(290)
—	Net income	422	—	—	422	—	—
—	Other comprehensive income	96	—	—	—	—	96
—	Stock-based compensation plans	44	—	43	1	—	—
325.6	Balance at June 30, 2021	$796	$5	$5,830	$9,618	$(14,463)	$(194)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.0	Balance at year-end 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)
—	Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—	Net income	31	—	—	31	—	—
—	Other comprehensive loss	(378)	—	—	—	—	(378)
—	Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.2	Stock-based compensation plans	(55)	—	(89)	—	34	—
(1.0)	Purchase of treasury stock	(150)	—	—	—	(150)	—
324.2	Balance at March 31, 2020	(20)	5	5,711	9,504	(14,501)	(739)
—	Net loss	(234)	—	—	(234)	—	—
—	Other comprehensive income	131	—	—	—	—	131
0.1	Stock-based compensation plans	44	—	42	—	2	—
324.3	Balance at June 30, 2020	$(79)	$5	$5,753	$9,270	$(14,499)	$(608)
NOTE 11. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $204 million, to $6,475 million at June 30, 2021, from $6,271 million at December 31, 2020, primarily reflecting an increase in points earned by members. This includes a $114 million reclassification from deferred revenue to the liability for guest loyalty program as a result of points that were earned during the period by members using our U.S.-issued co-brand credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $760 million of revenue recognized in the 2021 first half, that was deferred as of December 31, 2020. The current portion of our liability for guest loyalty program increased compared to December 31, 2020 due to higher estimated redemptions in the short-term.
Current and noncurrent deferred revenue decreased by $230 million, to $1,637 million at June 30, 2021, from $1,867 million at December 31, 2020, primarily as a result of $154 million of revenue recognized in the 2021 first half that was deferred as of December 31, 2020, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss above.
Our allowance for credit losses increased to $224 million at June 30, 2021 from $207 million at December 31, 2020, primarily reflecting our provision for credit losses. Our provision for credit losses totaled $4 million in the 2021 second quarter and $23 million in the 2021 first half.
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
We evaluate the performance of our operating segments using “segment profit/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, merger-related costs, or most above-property restructuring charges. We assign gains and losses, equity in earnings or losses, direct general, administrative, and other expenses, and other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (including license fees we receive from our credit card programs), fees from vacation ownership licensing agreements, revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.

Our chief operating decision maker monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2021 second quarter, 2020 second quarter, 2021 first half, and 2020 first half:

	Three Months Ended June 30, 2021
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$373	$132	$505
Contract investment amortization	(13)	(5)	(18)
Net fee revenues	360	127	487
Owned, leased, and other revenue	57	120	177
Cost reimbursement revenue	1,911	275	2,186
Total reportable segment revenue	$2,328	$522	$2,850
Unallocated corporate and other			299
Total revenue			$3,149

	Three Months Ended June 30, 2020
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$113	$35	$148
Contract investment amortization	(14)	(7)	(21)
Net fee revenues	99	28	127
Owned, leased, and other revenue	17	19	36
Cost reimbursement revenue	963	147	1,110
Total reportable segment revenue	$1,079	$194	$1,273
Unallocated corporate and other			191
Total revenue			$1,464

	Six Months Ended June 30, 2021
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$623	$219	$842
Contract investment amortization	(26)	(9)	(35)
Net fee revenues	597	210	807
Owned, leased, and other revenue	92	186	278
Cost reimbursement revenue	3,360	517	3,877
Total reportable segment revenue	$4,049	$913	$4,962
Unallocated corporate and other			503
Total revenue			$5,465

	Six Months Ended June 30, 2020
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$519	$137	$656
Contract investment amortization	(33)	(13)	(46)
Net fee revenues	486	124	610
Owned, leased, and other revenue	119	187	306
Cost reimbursement revenue	4,294	515	4,809
Total reportable segment revenue	$4,899	$826	$5,725
Unallocated corporate and other			420
Total revenue			$6,145

Segment Profit and Loss

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
U.S. & Canada	$344	$(36)	$487	$122
International	79	(163)	56	(190)
Unallocated corporate and other	60	20	13	(5)
Interest expense, net of interest income	(102)	(119)	(202)	(206)
Benefit for income taxes	41	64	57	76
Net income (loss)	$422	$(234)	$411	$(203)

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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe below and other factors we describe from time to time in our periodic filings with the SEC. Risks that could affect our results of operations, liquidity and capital resources, and other aspects of our business discussed in this Form 10-Q include the duration and scope of COVID-19, including the availability and distribution of effective vaccines or treatments; the pandemic’s short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals have taken or may take in response to the pandemic, including limiting, banning, or cautioning against travel and/or in-person gatherings or imposing occupancy or other restrictions on lodging or other facilities; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of the pandemic’s impact on unemployment rates and consumer discretionary spending; the ability of our owners and franchisees to successfully navigate the impacts of COVID-19; the pace of recovery when the pandemic subsides and any dislocations in recovery as a result of resurgences of the pandemic; general economic uncertainty in key global markets and a worsening of global economic conditions or low levels of economic growth; the effects of steps we and our property owners and franchisees have taken and may continue to take to reduce operating costs and/or enhance certain health and cleanliness protocols at our hotels; the impacts of our employee furloughs and reduced work week schedules, our voluntary transition program and our other restructuring activities; competitive conditions in the lodging industry and in the labor market; relationships with customers and property owners; the availability of capital to finance hotel growth and refurbishment; the extent to which we experience adverse effects from data security incidents; and changes in tax laws in countries in which we earn significant income.
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
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 6 for additional information related to expenses incurred in the 2021 second quarter and 2021 first half, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
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
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2020 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. The RevPAR comparisons between 2021 and 2019, which we discuss under the “Impact of COVID-19” caption below, reflect properties that are defined as comparable as of June 30, 2021, even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above.

Impact of COVID-19
COVID-19 continues to have a material impact on our business and industry. However, the recovery of both global demand and ADR accelerated in the 2021 second quarter, led primarily by robust leisure demand. While business transient and group demand remain well below pre-pandemic levels in most markets, they have shown increasing signs of improvement. We expect business transient and group demand could pick up significantly in the fall of 2021 assuming more workers return to their offices on a hybrid basis. With the expected improvement in business travel in the fall, we are optimistic about the continued global recovery. Although the recovery of global lodging demand is underway, COVID-19 will continue to have a material negative impact on our future results for a period of time that we are currently unable to predict.
Worldwide comparable systemwide RevPAR improved dramatically in the 2021 second quarter compared to the 2020 second quarter, when COVID-19 had the most significant impact on our quarterly results. In the 2021 first half, RevPAR improved 11.1 percent compared to the 2020 first half, reflecting the combination of year-over-year RevPAR growth in the 2021 second quarter and year-over-year RevPAR declines in the 2021 first quarter as most regions, with the exception of Greater China, had a solid start in 2020 and COVID-19 only began to have a significant impact worldwide late in the 2020 first quarter. Compared to pre-pandemic levels for the same periods in 2019, comparable systemwide RevPAR declined 39.5 percent and 47.7 percent in our U.S. & Canada segment, 55.6 percent and 59.9 percent in our International segment, and 43.8 percent and 51.0 percent worldwide in the 2021 second quarter and first half, respectively. Worldwide comparable systemwide occupancy continued to rise each month during the 2021 first half, reaching a high of 55.2 percent in June, while comparable constant dollar ADR was down only 13.3 percent in June 2021 compared to June 2019. Our Greater China region continues to lead the recovery, with comparable systemwide RevPAR declines of 16.9 percent and 27.1 percent in the 2021 second quarter and first half, respectively, compared to the same periods in 2019. In the 2021 second quarter, Mainland China RevPAR recovered to pre-pandemic levels for the same period in 2019, driven by strong domestic leisure, business, and group travel. In the U.S. & Canada, demand grew in the 2021 second quarter, driven by increasingly strong leisure demand at our luxury and resort hotels and in tertiary markets, although urban destinations, where we have a large presence, continue to lag the recovery. In other parts of the world, RevPAR continues to vary greatly by geographic market, and demand is heavily impacted by the number of COVID-19 cases, vaccination rates, and the nature and degree of government restrictions.
We continue to take measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our own business. At the corporate level, we remain focused on limiting our corporate general and administrative costs and are being disciplined with respect to our capital expenditures and other investment spending. As previously announced, share repurchases and cash dividends have been suspended until business conditions further improve and until permitted under our Credit Facility. We are also continuing to adapt our business contingency plans in response to the global situation and develop restructuring plans to achieve cost savings specific to certain of our company-operated properties. See Note 2 for more information about our restructuring activities. At the property level, certain associates remain on temporary furloughs or reduced work week schedules. In addition, we continue to work with owners and franchisees to minimize their cash outlays while also focusing on guest experience as demand continues to rise. The steps we continue to take include adjusting renovation requirements for certain properties; deferring certain hotel initiatives and accountability for brand standard audits for hotel owners and franchisees; supporting owners and franchisees who are working with their lenders to utilize furniture, fixtures, and equipment (FF&E) reserves to meet working capital needs; and waiving required FF&E funding through 2021. We also continue to tightly control the reimbursed expenses we incur on behalf of our owners and franchisees to provide centralized programs and services, such as the Loyalty Program, reservations, marketing and sales, which we generally collect through cost reimbursement revenue on the basis of hotel revenue or program usage.
We have seen industry labor shortages causing challenges in hiring or re-hiring for certain property-level positions primarily in certain U.S. markets where demand has rebounded quickly, and in response we have enhanced our recruitment and retention efforts.
We continue to evaluate the availability of stimulus tax credits under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Taxpayer Certainty and Disaster Tax Relief Act of 2020 enacted as part of the Consolidated Appropriations Act, 2021 (“Relief Act”), the American Rescue Plan Act of 2021 (“ARPA”), and other legislation. As of July 23, 2021, we have received Employee Retention Tax Credit (“ERTC”) refunds from the U.S. Treasury totaling $132 million, including $119 million in 2020 and $13 million in the 2021 first half. In 2020 and in the 2021 first half, we passed through $94 million and $13 million, respectively, of these refunds to the related hotels that we manage on behalf of owners. Based on ERTC refund applications that we have submitted as of July 23, 2021, we expect to receive an additional $34 million from the U.S. Treasury in the remainder of 2021 or in 2022, the majority of which we expect will inure to the benefit of our hotel owners. Additionally, we expect to receive from the U.S. Treasury, in 2021 or 2022, payments and credits totaling $36 million pursuant to ARPA, which provides for refundable tax credits to employers as reimbursement for the cost of health coverage continuation provided to eligible former associates and furloughed or part-time associates (and their eligible enrolled dependents) in accordance with requirements under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the period of April 1, 2021 to September 30, 2021. Finally, in the 2021 first half, we received subsidies totaling $22 million from German government COVID-19 assistance programs for certain of our leased hotels and equity method investments in Germany.
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
System Growth and Pipeline
At the end of the 2021 second quarter, our system had 7,797 properties (1,451,609 rooms), compared to 7,642 properties (1,423,044 rooms) at year-end 2020 and 7,484 properties (1,400,693 rooms) at the end of the 2020 second quarter. The increase compared to year-end 2020 reflects gross additions of 283 properties (48,476 rooms) and deletions of 128 properties (19,867 rooms), including 88 properties from a primarily select-service portfolio which left our system in the 2021 first quarter. Approximately 26 percent of our 2021 first half gross room additions were conversions. We expect full-year 2021 total gross rooms growth of approximately 6.0 percent and net rooms growth to be towards the higher end of 3.0 to 3.5 percent.
At the end of the 2021 second quarter, we had nearly 478,000 rooms in our development pipeline, which includes more than 212,000 hotel rooms under construction and roughly 19,000 hotel rooms approved for development but not yet under signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada.
Properties and Rooms
At June 30, 2021, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	702	228,086	4,872	697,603	26	6,483	5,600	932,172
International	1,313	332,680	753	154,711	39	9,288	2,105	496,679
Timeshare	—	—	92	22,758	—	—	92	22,758
Total	2,015	560,766	5,717	875,072	65	15,771	7,797	1,451,609
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended June 30, 2021 and Change vs. Three Months Ended June 30, 2020
	RevPAR		Occupancy			Average Daily Rate
	2021	vs. 2020	2021	vs. 2020		2021	vs. 2020
Comparable Company-Operated Properties
U.S. & Canada	$85.36	554.9%	45.0%	36.4%	pts.	$189.49	25.1%
Greater China	$78.73	117.0%	63.9%	28.6%	pts.	$123.20	19.9%
Asia Pacific excluding China	$32.64	164.1%	29.6%	16.6%	pts.	$110.13	15.9%
Caribbean & Latin America	$74.09	1,105.4%	41.7%	35.4%	pts.	$177.58	83.1%
Europe	$39.27	1,030.5%	23.8%	20.8%	pts.	$165.29	40.9%
Middle East & Africa	$66.28	211.1%	45.1%	28.0%	pts.	$146.92	18.3%
International - All (1)	$56.09	203.1%	41.8%	24.3%	pts.	$134.07	27.3%
Worldwide (2)	$69.73	336.9%	43.3%	29.9%	pts.	$160.92	35.1%
Comparable Systemwide Properties
U.S. & Canada	$78.83	274.6%	56.1%	36.7%	pts.	$140.63	29.3%
Greater China	$75.03	114.3%	62.4%	27.5%	pts.	$120.14	20.1%
Asia Pacific excluding China	$33.57	147.6%	30.3%	16.4%	pts.	$110.98	13.7%
Caribbean & Latin America	$60.45	1,068.5%	39.7%	33.5%	pts.	$152.35	80.6%
Europe	$34.30	732.1%	23.2%	19.7%	pts.	$147.73	25.7%
Middle East & Africa	$60.89	219.1%	43.7%	27.5%	pts.	$139.21	18.7%
International - All (1)	$49.94	223.2%	38.4%	23.3%	pts.	$130.09	26.7%
Worldwide (2)	$70.29	262.6%	50.8%	32.8%	pts.	$138.28	28.9%

	Six Months Ended June 30, 2021 and Change vs. Six Months Ended June 30, 2020
	RevPAR		Occupancy			Average Daily Rate
	2021	vs. 2020	2021	vs. 2020		2021	vs. 2020
Comparable Company-Operated Properties
U.S. & Canada	$68.98	0.5%	37.1%	4.4%	pts.	$186.13	(11.4)%
Greater China	$67.09	100.5%	56.0%	26.1%	pts.	$119.81	6.9%
Asia Pacific excluding China	$34.84	(28.5)%	31.6%	(1.5)%	pts.	$110.14	(25.2)%
Caribbean & Latin America	$63.16	1.6%	36.6%	5.4%	pts.	$172.56	(13.5)%
Europe	$28.41	(37.4)%	18.6%	(6.3)%	pts.	$152.83	(16.0)%
Middle East & Africa	$65.27	15.7%	43.4%	5.6%	pts.	$150.33	0.9%
International - All (1)	$50.15	9.2%	38.4%	7.2%	pts.	$130.64	(11.3)%
Worldwide (2)	$58.93	4.3%	37.8%	5.9%	pts.	$156.04	(12.0)%
Comparable Systemwide Properties
U.S. & Canada	$63.86	14.2%	48.2%	10.4%	pts.	$132.44	(10.5)%
Greater China	$64.34	97.1%	55.0%	25.4%	pts.	$116.89	6.2%
Asia Pacific excluding China	$35.99	(25.8)%	32.5%	(0.8)%	pts.	$110.75	(24.1)%
Caribbean & Latin America	$49.66	(1.1)%	34.2%	4.9%	pts.	$145.19	(15.3)%
Europe	$24.86	(38.4)%	18.2%	(6.6)%	pts.	$136.64	(16.0)%
Middle East & Africa	$59.81	15.9%	42.2%	5.3%	pts.	$141.76	1.5%
International - All (1)	$44.17	1.8%	35.1%	4.9%	pts.	$125.93	(12.4)%
Worldwide (2)	$58.05	11.1%	44.3%	8.8%	pts.	$130.92	(10.9)%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our results in the 2021 second quarter and 2021 first half continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2021 second quarter and 2021 first half, and the discussion below for additional analysis of our consolidated results of operations for the 2021 second quarter compared to the 2020 second quarter and for the 2021 first half compared to the 2020 first half.

Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change 2021 vs. 2020		June 30, 2021	June 30, 2020	Change 2021 vs. 2020
Base management fees	$156	$40	$116	290%	$262	$254	$8	3%
Franchise fees	431	182	249	137%	737	597	140	23%
Incentive management fees	55	12	43	358%	88	12	76	633%
Gross fee revenues	642	234	408	174%	1,087	863	224	26%
Contract investment amortization	(18)	(21)	(3)	(14)%	(35)	(46)	(11)	(24)%
Net fee revenues	$624	$213	$411	193%	$1,052	$817	$235	29%
The increases in base management and franchise fees in the 2021 second quarter and 2021 first half primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19, higher co-brand credit card fees ($43 million and $32 million, respectively), and unit growth ($24 million and $38 million, respectively).
The increases in incentive management fees in the 2021 second quarter and the 2021 first half primarily reflected higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19.
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change 2021 vs. 2020		June 30, 2021	June 30, 2020	Change 2021 vs. 2020
Owned, leased, and other revenue	$187	$49	$138	282%	$295	$329	$(34)	(10)%
Owned, leased, and other - direct expenses	168	121	47	39%	303	393	(90)	(23)%
Owned, leased, and other, net	$19	$(72)	$91	126%	$(8)	$(64)	$56	88%
Owned, leased, and other revenue, net of direct expenses increased in the 2021 second quarter and the 2021 first half primarily due to net stronger results driven by the ongoing recovery in lodging demand from the impacts of COVID-19, $18 million of subsidies under German government COVID-19 assistance programs for certain of our leased hotels received in the 2021 second quarter, as well as higher termination fees of $11 million and $19 million, respectively.
Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change 2021 vs. 2020		June 30, 2021	June 30, 2020	Change 2021 vs. 2020
Cost reimbursement revenue	$2,338	$1,202	$1,136	95%	$4,118	$4,999	$(881)	(18)%
Reimbursed expenses	2,255	1,241	1,014	82%	4,088	5,118	(1,030)	(20)%
Cost reimbursements, net	$83	$(39)	$122	313%	$30	$(119)	$149	125%
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
The increase in cost reimbursements, net in the 2021 second quarter primarily reflects higher revenues for our centralized programs and services. The increase in cost reimbursements, net in the 2021 first half primarily reflects lower expenses for our centralized programs and services.

Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change 2021 vs. 2020		June 30, 2021	June 30, 2020	Change 2021 vs. 2020
Depreciation, amortization, and other	$50	$72	$(22)	(31)%	$102	$222	$(120)	(54)%
General, administrative, and other	187	178	9	5%	398	448	(50)	(11)%
Restructuring and merger-related charges	3	6	(3)	(50)%	4	4	—	—%
Depreciation, amortization, and other expenses decreased in the 2021 second quarter and the 2021 first half primarily due to prior year operating lease impairment charges.
General, administrative, and other expenses increased in the 2021 second quarter primarily due to higher compensation costs compared to our 2020 cost reduction measures, which included reducing executive compensation, implementing reduced work weeks for many of our corporate associates, and furloughing a substantial number of associates. The 2021 second quarter increase was partially offset by a lower provision for credit losses ($30 million). The decrease in the 2021 first half primarily reflected a lower provision for credit losses ($80 million), partially offset by higher compensation costs compared to our 2020 cost reduction measures discussed above.
Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change 2021 vs. 2020		June 30, 2021	June 30, 2020	Change 2021 vs. 2020
Gains and other income, net	$5	$5	$—	—%	$6	$1	$5	500%
Interest expense	(109)	(127)	(18)	(14)%	(216)	(220)	(4)	(2)%
Interest income	7	8	(1)	(13)%	14	14	—	—%
Equity in losses	(8)	(30)	(22)	(73)%	(20)	(34)	(14)	(41)%
Interest expense decreased, primarily due to lower Credit Facility and commercial paper average borrowings and interest rates, partially offset by higher interest on Senior Note issuances, net of maturities.
Equity in losses decreased in both the 2021 second quarter and the 2021 first half, primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19.
Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change 2021 vs. 2020		June 30, 2021	June 30, 2020	Change 2021 vs. 2020
Benefit for income taxes	$41	$64	$(23)	(36)%	$57	$76	$(19)	(25)%
Our tax benefit decreased in the 2021 second quarter, compared to our tax benefit in the 2020 second quarter, primarily due to the increase in operating income ($138 million), partially offset by the current year release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits ($118 million).
Our tax benefit decreased in the 2021 first half, compared to our tax benefit in the 2020 first half, primarily due to the increase in operating income ($98 million) and a lower tax benefit from impairment charges ($32 million). The decrease was partially offset by the current year release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits ($118 million).
BUSINESS SEGMENTS
Our segment results in the 2021 second quarter and 2021 first half continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the

2021 second quarter and 2021 first half and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2021	June 30, 2020	Change 2021 vs. 2020		June 30, 2021	June 30, 2020	Change 2021 vs. 2020
U.S. & Canada
Segment revenues	$2,328	$1,079	$1,249	116%	$4,049	$4,899	$(850)	(17)%
Segment profit (loss)	344	(36)	380	1,056%	487	122	365	299%
International
Segment revenues	522	194	328	169%	913	826	87	11%
Segment profit (loss)	79	(163)	242	148%	56	(190)	246	129%

	Properties				Rooms
	June 30, 2021	June 30, 2020	vs. June 30, 2020		June 30, 2021	June 30, 2020	vs. June 30, 2020
U.S. & Canada	5,600	5,418	182	3%	932,172	910,439	21,733	2%
International	2,105	1,975	130	7%	496,679	467,499	29,180	6%
U.S. & Canada
Second Quarter
U.S. & Canada quarterly segment profit, compared to the prior year quarterly segment loss, primarily reflected:
•$260 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both occupancy and ADR due to the ongoing recovery in lodging demand from the impacts of COVID-19 and unit growth;
•$68 million of higher cost reimbursement revenue, net of reimbursed expenses;
•$27 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19; and
•$18 million of lower depreciation, amortization, and other expenses, primarily reflecting 2020 second quarter operating lease impairment charges.
First Half
U.S. & Canada 2021 first half segment profit increased primarily due to:
•$112 million of lower depreciation, amortization, and other expenses, primarily reflecting 2020 first half operating lease impairment charges;
•$104 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by an increase in occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19 and unit growth;
•$76 million of higher cost reimbursement revenue, net of reimbursed expenses; and
•$46 million of lower general, administrative, and other expenses, primarily reflecting lower provision for credit losses and reserves for guarantee funding.
International
Second Quarter
International quarterly segment profit, compared to the prior year quarterly segment loss, primarily reflected:

•$97 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in all regions in both ADR and occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19;
•$62 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results due to the ongoing recovery in lodging demand from the impacts of COVID-19 and subsidies under German government COVID-19 assistance programs for certain of our leased hotels;
•$44 million of higher cost reimbursement revenue, net of reimbursed expenses; and
•$16 million of higher equity in earnings, primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19.
First Half
International 2021 first half segment profit, compared to the 2020 first half segment loss, primarily reflected:
•$82 million of higher gross fee revenues, due to higher profits at certain managed hotels and higher comparable systemwide RevPAR in Greater China driven by increases in both ADR and occupancy due to the ongoing recovery in lodging demand from the impacts of COVID-19;
•$55 million of higher cost reimbursement revenue, net of reimbursed expenses;
•$46 million of lower general, administrative, and other expenses, primarily reflecting lower provision for credit losses; and
•$41 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting higher termination fees and subsidies under German government COVID-19 assistance programs for certain of our leased hotels.
STOCK-BASED COMPENSATION
See Note 4 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2021 second quarter, our long-term debt had a weighted average interest rate of 3.7 percent and a weighted average maturity of approximately 6.3 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2021 second quarter.
In response to the negative impact COVID-19 had on our cash from operations in 2020 and in the 2021 first half, which we expect to continue to be negatively impacted, we remain focused on preserving our financial flexibility and managing our debt maturities. We remain focused on tightly controlling our corporate general and administrative costs, reimbursed expenses we incur on behalf of our owners and franchisees, and our capital expenditures and other investment spending. Share repurchases and dividends remain suspended until business conditions further improve and until permitted under our Credit Facility. In the 2021 first half, we issued $1.1 billion aggregate principal amount of senior notes with a 10-year maturity, which we discuss further under the “Sources of Liquidity - Senior Notes Issuances” section below.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We currently believe the Credit Facility, our cash on hand, and our access to capital markets remain adequate to meet our liquidity requirements.

Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. As of June 30, 2021, we had total outstanding borrowings under the Credit Facility of $0.4 billion and remaining borrowing capacity of $4.1 billion.
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
Senior Notes Redemption
On July 23, 2021, we announced that on August 9, 2021, we will redeem all of our Series N Notes at a redemption price equal to the sum of 100% of the $400 million aggregate principal amount plus accrued and unpaid interest thereon.

Commercial Paper
Due to changes to our credit ratings as a result of the impact of COVID-19 on our business, we currently are not issuing commercial paper. As a result, we have had to rely more on borrowings under the Credit Facility and issuance of senior notes, which carry higher interest costs than commercial paper.
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $679 million at June 30, 2021, a decrease of $215 million from year-end 2020, primarily reflecting Credit Facility repayments, net of borrowings ($500 million), financing outflows for employee stock-based compensation withholding taxes ($83 million), and capital and technology expenditures ($70 million), partially offset by Senior Notes issuances, net of repayments ($319 million) and net cash provided by operating activities ($126 million).
Net cash provided by operating activities decreased by $1,379 million in the 2021 first half compared to the 2020 first half, primarily due to the prepaid cash received under the amendments to our co-brand credit card agreements in the 2020 first half, cash outflows from working capital changes, and higher cash paid for income taxes. Working capital changes primarily reflect higher accounts receivable associated with the ongoing recovery in lodging demand. The decrease in cash provided by operating activities was partially offset by the net income recorded in the 2021 first half (adjusted for non-cash items).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2021 second quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $70 million in the 2021 first half and $79 million in the 2020 first half. We expect capital expenditures and other investments will total approximately $575 million to $625 million for the 2021 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $220 million for maintenance capital spending and our new headquarters).
Share Repurchases
We did not repurchase any shares of our common stock in the 2021 first half. As of June 30, 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We do not anticipate repurchasing additional shares until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility, with certain exceptions.
Dividends
We did not declare any cash dividends in the 2021 first half. We do not anticipate declaring cash dividends until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2021 second quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2020 Form 10-K, other than the changes in debt described in the “Sources of Liquidity” section above. See Note 8 for more information on our total debt.
At June 30, 2021, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $349 million.

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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2021 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 6, which we incorporate here by reference. Within this section, we use a threshold of $1 million in disclosing material environmental proceedings involving a governmental authority.
In May 2020, we received a notice from the District Attorneys of the Counties of Placer, Riverside, San Francisco and San Mateo in California asserting that nine properties in California have failed to comply with certain state statutes regulating hazardous and other waste handling and disposal. We are cooperating with the District Attorneys’ requests for information and have entered into a tolling agreement with the District Attorneys. Management does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.
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
COVID-19 has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•Risks Related to Revenue: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from managed and franchised hotels, which are primarily based on hotels’ revenues or profits. In addition, COVID-19 and its impact on global and regional economies, and the hospitality industry in particular, has made it difficult for hotel owners and franchisees to obtain financing on attractive terms, or at all, and increased the probability that hotel owners and franchisees will be unable or unwilling to service, repay or refinance existing indebtedness. This has caused, and may in the future continue to cause, some lenders to declare a default, accelerate the related debt, foreclose on the property or exercise other remedies, and some hotel owners or franchisees to declare bankruptcy. If a significant number of our management or franchise agreements are terminated as a result of bankruptcies, sales or foreclosures, our results of operations could be materially adversely affected. Hotel owners or franchisees in bankruptcy may not have sufficient assets to pay us termination fees or other unpaid fees or reimbursements we are owed under their agreements with us. Even if hotel owners or franchisees do not declare bankruptcy, the impact of COVID-19 has affected the timely payment of amounts owed to us by some hotel owners and franchisees, and could in the future impact the ability or willingness of hotel owners and franchisees to fund working capital or pay us other amounts that we are entitled to on a timely basis or at all, which would adversely affect our liquidity. If a significant number of hotels exit our system as a result of COVID-19, whether as a result of a hotel owner or franchisee bankruptcy, failure to pay amounts owed to us, a negotiated termination, the exercise of contractual termination rights, or otherwise, our revenues and liquidity could be materially adversely affected. COVID-19 has also materially impacted, and could in the future materially impact, other non-hotel related sources of revenues for us.
•Risks Related to Owned and Leased Hotels and Other Real Estate Investments: COVID-19 and its impact on travel has reduced demand at many hotels, including our owned and leased hotels and properties owned by entities in which we have an equity investment. As a result, many of our owned and leased hotels and properties in which we have an investment are not generating revenue sufficient to meet expenses, which is adversely affecting our income and could in the future more significantly adversely affect the value of our owned and leased properties or investments. In addition, we have seen and could in the future see entities in which we have an investment experience challenges securing additional or replacement financing to satisfy maturing indebtedness. As a result of the foregoing, we have recognized, and may in the future be required to recognize, significant non-cash impairment charges to our results of operations.
•Risks Related to Operations: As a result of COVID-19 and its impact on travel and demand for hotel rooms, we took certain steps to reduce operating costs and improve efficiency, including implementing furloughs and reduced work weeks for certain associates, implementing a voluntary transition program, eliminating a significant number of above-property and on-property positions, and modifying food and beverage offerings and other services and amenities. Such steps could have significant negative impacts on our operations, guest loyalty or owner preference, and our reputation, market share and profits may suffer as a result. In addition, if we or our hotel owners or franchisees are unable to access capital to make physical improvements to our hotels, the quality of our hotels may suffer, which may negatively impact our reputation and guest loyalty, and our revenue and market share may suffer as a result. We have received claims, demands and requests from associates and from labor unions that represent our associates and may face additional demands, whether in the course of our periodic renegotiation of our collective bargaining agreements or otherwise, for additional compensation, healthcare benefits or other terms as a result of COVID-19 or related to our restructuring activities, which could lead to increased costs or disruptions. COVID-19 could also negatively affect our internal control over financial and other reporting, as many of our personnel have departed the Company as a result of our voluntary transition program and position eliminations, and our remaining personnel are often working from home. In addition, new processes, procedures, and controls could be required to respond to changes in our business environment.

•Risks Related to Expenses: COVID-19 has caused us to incur additional expenses and will continue to cause us to incur additional expenses in the future which are not fully reimbursed or offset by revenues. For example, we have already incurred certain expenses related to furloughs, our voluntary transition program, and position eliminations, and we expect additional charges related to our property-level restructuring activities discussed in Note 2 in future periods. Claims by associates or others in respect of our restructuring activities could result in significant increased costs, fines, litigation or other proceedings, and increased risk of damage to our reputation. In addition, COVID-19 could make it more likely that we have to fund shortfalls in operating profit under our agreements with some hotel owners or fund financial guarantees we have made to third-party lenders for the timely repayment of all or a portion of certain hotel owners’ or franchisees’ debt related to hotels that we manage or franchise, beyond the amounts funded or the additional guarantee reserves recorded in 2020 and the first half of 2021. COVID-19 also makes it more likely our hotel owners or franchisees will default on loans we have made to them or will fail to reimburse us for guarantee advances. Our ability to recover loans and guarantee advances from hotel operations or from hotel owners or franchisees through the proceeds of hotel sales, refinancing of debt, or otherwise may also affect our ability to recycle and raise new capital. Even in situations where we are not obligated to provide funding to hotel owners, franchisees, or entities in which we have a noncontrolling interest, we may choose to provide financial or other types of support to certain of these parties, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain to what extent existing programs will be effective in mitigating the impacts of COVID-19 and, with respect to future programs, to what extent we or our hotel owners or franchisees will be eligible to participate and whether conditions or restrictions imposed under such programs will be acceptable. As a result of COVID-19, we and our hotel owners and franchisees have experienced and could continue to experience other short or longer-term impacts on costs. These effects have impacted our ability to generate profits and could continue to impact our ability to generate profits even after revenues improve.
•Risks Related to Growth: Our growth has been, and may continue to be, harmed by COVID-19 and its various impacts as discussed above. Many current and prospective hotel owners and franchisees are finding it difficult or impossible to obtain hotel financing on commercially viable terms. In addition, COVID-19 has caused and may continue to cause construction delays due to government restrictions and shortages of workers or supplies. As a result, some of the properties in our development pipeline have not entered or may not enter our system when we anticipated, or at all. We have seen, and may continue to see, opening delays and a decrease in the rate at which new projects enter our pipeline, and we may see an increase in the number of projects that fall out of our pipeline as a result of project cancellations or other factors. These effects on our pipeline have reduced and will continue to reduce our ability to realize fees. We have seen and expect we could potentially see more existing hotels exit our system as a result of COVID-19, and a significant number of such exits could negatively impact the overall growth of our system and our business prospects.
•Risks Related to Liquidity: Beginning in the first quarter of 2020, we took various actions to preserve financial flexibility and to repay maturing debt in light of the impact on global markets resulting from COVID-19, including making significant borrowings under our $4.5 billion Credit Facility and completing offerings of $4.7 billion aggregate principal amount of senior notes. We may be required to raise additional capital again in the future to fund our operating expenses and repay maturing debt. In 2020, we raised $920 million of cash through amendments to agreements with the U.S. issuers of our co-brand credit cards associated with our Loyalty Program, and this option to raise capital will likely not be available again to us in the near future and has reduced and will in the future reduce the amount of cash we receive from these card issuers, which may increase the need for us to raise additional capital from other sources. In addition, we have seen increases in our cost of borrowing as a result of COVID-19 and such costs may increase even further for a time we are unable to determine. If we are required to raise additional capital, our access to and cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole, and such financing may not be available to us on terms consistent with our expectations. As a result of COVID-19, credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments, including the Credit Facility and some of our senior notes, is affected by our credit ratings. Accordingly, a further downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. In addition, our latest amendments to our Credit Facility increase the minimum liquidity we are required to maintain for the duration of the waiver period as discussed in Note 8, and the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our Credit Facility could trigger a cross-default, acceleration, or other consequences under other indebtedness, financial instruments, or agreements to which we are a party.
COVID-19, and the volatile regional and global economic conditions stemming from COVID-19, as well as reactions to future pandemics or resurgences of COVID-19, could also give rise to, aggravate, and impact our ability to allocate resources to mitigate the other risks that we identify below, which in turn could materially adversely affect our business, liquidity, financial condition, and results of operations. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Risks Relating to Our Industry
Our industry is highly competitive, which may impact our ability to compete successfully for guests with other hotel properties and home sharing or rental services. We operate in markets that contain many competitors. Each of our hotel brands and our home rental offering competes with major hotel chains, regional hotel chains, independent hotels, and home sharing and rental services across national and international venues. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality, value, and efficiency of our lodging products and services, including our Loyalty Program, direct booking channels, and consumer-facing technology platforms and services, from those offered by others. If we cannot compete successfully in these areas or if our approach is subject to challenge, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to maintain or increase room rates or occupancy in those markets.
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
As discussed in “Risks Relating to COVID-19,” our performance has been materially affected by some of these conditions and could be further materially affected if these conditions worsen, arise in the future, or extend longer than anticipated, or in other circumstances that we are not able to predict or mitigate. Even after COVID-19 subsides, our business, markets, growth prospects, and business model could continue to be materially impacted or altered.
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, the failure of the hotel owner or franchisee to comply with its payment or other obligations under the agreement, a failure under some agreements to meet specified financial or performance criteria which we fail or elect not to cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for certain of these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. We may have difficulty collecting damages from the hotel owner or franchisee, and any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. A significant loss of these agreements could hurt our financial performance or our ability to grow our business.
Disagreements with owners of hotels that we manage or franchise may result in arbitration or litigation or delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will, from time to time, give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for operating costs, system costs, or other amounts. We have seen and may continue to see an increase in such disagreements in the current environment and such disagreements may become more likely in the future during other periods when hotel returns are weaker. We seek to resolve any disagreements to develop and maintain positive relations with current and potential hotel owners, franchisees, and real estate investment partners, but we cannot always do so. Failure to resolve such disagreements has resulted in arbitration or litigation, and could do so in the future. If any such dispute resolution process results in an adverse outcome, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
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
The significance of our operations outside of the U.S. makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. A significant number of rooms in our system are located outside of the U.S. and its territories, which exposes us to certain challenges and risks, many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations, and government policies that may impact our operations, such as foreign ownership restrictions, import and export controls, trade restrictions, and health and safety requirements; (2) compliance with U.S. and foreign laws that affect the activities of companies abroad, such as competition laws, cybersecurity and privacy laws, data localization requirements, currency regulations, national security laws, trade and economic sanctions, and other laws affecting dealings with certain nations; (3) the difficulties involved in managing an organization doing business in many different countries; (4) uncertainties as to the enforceability of contract and intellectual property rights under local laws; and (5) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation.
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We have properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls, and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors, or agents from materially violating these laws and regulations. We are also subject to trade sanctions and regulations administered by the U.S. Office of Foreign Assets Control, the U.S. Department of Commerce, and other U.S. government agencies, and by authorities in other countries where we do business. The compliance programs, internal controls, and policies we maintain and enforce to promote compliance with applicable sanctions and regulations may not prevent our associates, contractors, or agents from materially violating these rules. The U.S. or other countries have in the past and could in the future impose additional sanctions at any time against any country in or with which, or against persons or entities with whom, we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country or with the relevant individual or entity could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, disruption to our business, damage to our reputation, or lawsuits or regulatory actions. In addition, the operation of these laws and regulations or an imposition of further restrictions in these areas could have a material negative impact on our existing operations or our ability to pursue development opportunities, which could reduce our revenues and profits.

Exchange rate fluctuations and foreign exchange hedging arrangements could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our non-U.S. business are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our Financial Statements. As a result, exchange rate changes between foreign currencies and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. To the extent that our international operations continue to grow, our exposure to foreign currency exchange rate fluctuations will grow. We enter into foreign exchange hedging agreements with financial institutions to mitigate exposure to some of the foreign currency fluctuations, but these efforts may not be successful. These hedging agreements also do not cover all currencies in which we do business, do not eliminate foreign currency risk entirely for the currencies that they do cover, and involve costs and risks of their own in the form of transaction costs, credit requirements, and counterparty risk.
Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Many factors can affect the reputation and value of one or more of our properties or brands, including our ability to protect and use our brands and trademarks; our hotels’ adherence to service standards; our approach to matters such as food quality and safety, guest and associate safety, health and cleanliness, managing and reducing our carbon footprint and our use of scarce natural resources, supply chain management, and diversity, human rights, and support for local communities; and our compliance with applicable laws. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, adverse government attention, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
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
In addition, labor regulation and the negotiation of new or existing collective bargaining agreements could lead to higher wage and benefit costs, changes in work rules that raise operating expenses and legal costs, and could impose limitations on our ability or the ability of our third-party property owners to take cost saving measures during economic downturns. We do not have the ability to control the negotiations of collective bargaining agreements covering unionized labor employed by the operators of our franchised properties. Increased unionization of our workforce, new labor legislation, or changes in regulations could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.
Our business could suffer if we cannot attract and retain associates or as the result of the loss of the services of our senior executives. We compete with other companies both within and outside of our industry for personnel. We have experienced challenges hiring for certain on-property positions due to various factors, such as increasing wage expectations and competition for labor from other industries, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. If we cannot recruit, train, develop, and retain sufficient numbers of associates, we could experience significant negative impacts on our operations, associate morale and turnover, guest satisfaction, or our internal control environment. Insufficient numbers of associates could also limit our ability to grow and expand our businesses. Labor shortages have resulted and could continue to result in higher wages and initial hiring costs, increasing our labor costs and labor costs at our hotels, which could reduce our revenues and profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business. The impact of COVID-19 on the hospitality industry, and actions that we and others in the hospitality industry have taken and may take in the future with respect to our associates and executives in response to COVID-19, have adversely affected and may in the future continue to adversely affect our ability to attract and retain associates and executives.
Risks relating to natural or man-made disasters, contagious diseases, violence, or war have reduced the demand for lodging, which has adversely affected our revenues. We have seen a decline in travel and reduced demand for lodging due to so-called “Acts of God,” such as hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events may reduce the overall demand for lodging, limit the room rates that can be charged, affect our growth, and/or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer disproportionately, which could further hurt our revenues and profits.
Insurance may not cover damage to, or losses involving, properties that we own, manage, or franchise, or other aspects of our business, and the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, pandemics, or liabilities that result from incidents involving the security of information systems, may result in high deductibles, low limits, or may be uninsurable, or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, over the past several years following the severe and widespread damage caused by natural disasters, coupled with continued large global losses, the property, liability and other insurance markets have seen significant cost increases. Also, due to the data security incident involving unauthorized access to the Starwood reservations database, which we initially reported in November 2018 (the “Data Security Incident”), and the state of the cyber insurance market generally, the costs for our cyber insurance increased with each of our renewals over the last several years, and the cost of such insurance could continue to increase for future policy periods. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
If our brands, goodwill, or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of June 30, 2021, we had $18.1 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported financial condition and results of operations.
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
Our owned properties and other real estate investments subject us to numerous risks. We have a number of owned and leased properties, which are subject to the risks that generally relate to investments in real property. We may seek to sell some of these properties over time; however, equity real estate investments can be difficult to sell quickly and COVID-19 has disrupted the transaction markets for hospitality assets. We may not be able to complete asset sales at prices we find acceptable, or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, if any, by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including local market conditions and new supply of hotels, availability and costs of staffing, governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. Our real estate properties have been, and could in the future be, impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties continue to not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be further adversely affected, and we could be required to record additional significant non-cash impairment charges to our results of operations.
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
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict. We are a party to various agreements and other instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In July 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR as early as the end of 2021. In March 2021, the FCA confirmed its intention to cease publication of the one week and two month USD LIBOR tenors and all tenors for EUR, CHF, JPY and GBP LIBOR after December 31, 2021 and to cease publication of all other USD LIBOR after June 30, 2023. As a result, LIBOR for particular currencies and tenors will not be available for use in agreements and other instruments after the relevant cessation date and may ultimately cease to be utilized prior to the date publication ceases. Alternative benchmark rate(s) may replace LIBOR and could affect our agreements that reference LIBOR, not all of which contain alternative rate provisions. Certain of our agreements reference LIBOR, including, for example, our Credit Facility and certain other financial agreements like loans, guarantees, and derivatives. At this time, it is difficult for us to predict the full effect of any changes from LIBOR to an alternative benchmark rate upon or prior to the cessation of publication, the phase out of LIBOR generally, or the establishment and use of particular alternative benchmark rates to replace LIBOR. There is uncertainty about how we, the financial markets, applicable law, and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
Technology, Information Protection, and Privacy Risks
Any disruption in the functioning of our reservation systems could adversely affect our performance and results. We manage global reservation systems or use third-party service providers’ reservation systems that communicate reservations to our hotels from individuals who book reservations directly with us online, through our mobile apps, through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy, and efficiency of our reservation systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation systems. Disruptions in or changes to our reservation systems could result in a disruption to our business and the loss of important data.
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
We are exposed to risks and costs associated with protecting the integrity and security of Company, associate, and guest data. In the operation of our business, we collect, store, use, and transmit large volumes of data regarding associates, guests, customers, owners, licensees, franchisees, and our own business operations, including credit card numbers, reservation and loyalty data, and other personal information, in various information systems that we maintain and in systems maintained by third parties, including our owners, franchisees, licensees, and service providers. The integrity and protection of this data is critical to our business. Our guests and associates also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect and appropriately use their personal information. The information, security, and privacy requirements imposed by laws and governmental regulation, our contractual obligations, and the requirements of the payment card industry are also becoming more stringent in many jurisdictions in which we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements and associate and guest expectations, or may require significant additional investments or time to do so. We have incurred and may in the future incur significant additional costs to meet these requirements, obligations, and expectations, and in the event of alleged or actual noncompliance, we may experience increased operating costs, increased exposure to fines and litigation, and increased risk of damage to our reputation and brand.
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, numerous lawsuits were filed against us, as described further in Note 6. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, stockholders, or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state, and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims, and/or investigations has resulted in fines and other expenses, such as the fine imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) as discussed in our 2020 Form 10-K, and could result in material additional fines or remedial or other expenses. These fines and other expenses may not be covered by insurance. Other governmental authorities investigating or seeking information about the Data Security Incident may impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our data security costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and will continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final fine imposed by the ICO and any other fines or penalties) related to the Data Security Incident. In addition, following our March 31, 2020 announcement of an incident involving information for approximately 5.5 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access Incident”), various governmental authorities opened investigations or requested information about the incident, and two lawsuits were filed against us related to the incident which have since been dismissed or otherwise resolved. The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, other business partners or their service providers also, as we have seen in the past, may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, other business partners, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on cloud-based services and on remote access to information systems in response to COVID-19 increases the Company’s exposure to potential cybersecurity incidents. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any additional significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or Company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, future compromises in the security of our information systems or those of our owners, franchisees, licensees, other business partners, or service providers or other future disruptions or compromises of data or systems could lead to an interruption in or other adverse effects on the operation of our systems or those of our owners, franchisees, licensees, other business partners, or service providers, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, loss of development opportunities, or associate satisfaction, retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
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
Changes in privacy and data security laws could increase our operating costs and increase our exposure to fines and litigation. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Non-U.S. data privacy and data security laws, various U.S. federal and state laws, payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative, judicial, or regulatory changes have been and could be issued in the future. Compliance with changes in applicable data security and privacy laws and regulations and contractual obligations, including responding to investigations into our compliance, has increased and may in the future increase our operating costs, and may restrict our business operations, increase our exposure to fines and litigation in the event of alleged noncompliance, and adversely affect our reputation. Following the Data Security Incident, certain regulators also opened investigations into our privacy and security policies and practices. As a result of these investigations, we could be exposed to significant fines and remediation costs in addition to those imposed as a result of the Data Security Incident, and adverse publicity related to the investigations could adversely affect our reputation.
Changes in laws could adversely affect our ability to market our products effectively. We rely on a variety of direct marketing techniques, including email marketing, online advertising, and postal mailings. Any further restrictions in laws such as the proposed ePrivacy Regulation (EU) and the proposed Bill C-11 for the Digital Charter Implementation Act 2020 (Canada), various U.S. state laws, or new federal or state laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising, and postal mailing techniques and could force further changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential guests and customers from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists were to be prohibited or otherwise restricted, our ability to develop new guests and customers and introduce them to our products could be impaired.

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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 - April 30, 2021	—	$—	—	17.4
May 1, 2021 - May 31, 2021	—	$—	—	17.4
June 1, 2021 - June 30, 2021	—	$—	—	17.4
(1)On February 15, 2019, our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of June 30, 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility, with certain exceptions.

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

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss); (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
3rd day of August, 2021

/s/ Felitia Lee
Felitia Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)