Form 10-Q
period 2021-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2021-11-03
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 325,683,100 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 22, 2021.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
REVENUES
Base management fees	$190	$87	$452	$341
Franchise fees	533	279	1,270	876
Incentive management fees	53	31	141	43
Gross fee revenues	776	397	1,863	1,260
Contract investment amortization	(21)	(48)	(56)	(94)
Net fee revenues	755	349	1,807	1,166
Owned, leased, and other revenue	241	116	536	445
Cost reimbursement revenue	2,950	1,789	7,068	6,788
	3,946	2,254	9,411	8,399
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	204	134	507	527
Depreciation, amortization, and other	64	53	166	275
General, administrative, and other	212	131	610	579
Restructuring and merger-related charges	4	1	8	5
Reimbursed expenses	2,917	1,683	7,005	6,801
	3,401	2,002	8,296	8,187
OPERATING INCOME	545	252	1,115	212
Gains and other income, net	—	2	6	3
Loss on extinguishment of debt	(164)	—	(164)	—
Interest expense	(107)	(113)	(323)	(333)
Interest income	8	6	22	20
Equity in losses	(4)	(20)	(24)	(54)
INCOME (LOSS) BEFORE INCOME TAXES	278	127	632	(152)
(Provision) benefit for income taxes	(58)	(27)	(1)	49
NET INCOME (LOSS)	$220	$100	$631	$(103)
EARNINGS (LOSS) PER SHARE
Earnings (loss) per share - basic	$0.67	$0.31	$1.93	$(0.32)
Earnings (loss) per share - diluted	$0.67	$0.31	$1.92	$(0.32)
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income (loss)	$220	$100	$631	$(103)
Other comprehensive income (loss):
Foreign currency translation adjustments	(138)	163	(197)	(87)
Derivative instrument adjustments and other, net of tax	—	(1)	—	2
Total other comprehensive (loss) income, net of tax	(138)	162	(197)	(85)
Comprehensive income (loss)	$82	$262	$434	$(188)
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and equivalents	$772	$877
Accounts and notes receivable, net	2,042	1,768
Prepaid expenses and other	176	180
	2,990	2,825
Property and equipment, net	1,496	1,514
Intangible assets
Brands	5,987	6,059
Contract acquisition costs and other	2,917	2,930
Goodwill	9,084	9,175
	17,988	18,164
Equity method investments	390	422
Notes receivable, net	141	159
Deferred tax assets	232	249
Operating lease assets	642	752
Other noncurrent assets	627	616
	$24,506	$24,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$579	$1,173
Accounts payable	711	527
Accrued payroll and benefits	1,120	831
Liability for guest loyalty program	2,320	1,769
Accrued expenses and other	1,289	1,452
	6,019	5,752
Long-term debt	9,264	9,203
Liability for guest loyalty program	4,176	4,502
Deferred tax liabilities	69	83
Deferred revenue	1,226	1,542
Operating lease liabilities	697	823
Other noncurrent liabilities	2,137	2,366
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,869	5,851
Retained earnings	9,838	9,206
Treasury stock, at cost	(14,462)	(14,497)
Accumulated other comprehensive loss	(332)	(135)
	918	430
	$24,506	$24,701
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net income (loss)	$631	$(103)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	222	369
Stock-based compensation	138	143
Income taxes	(292)	(289)
Liability for guest loyalty program	54	439
Contract acquisition costs	(143)	(103)
Restructuring and merger-related charges	(5)	(40)
Working capital changes	71	127
Loss on extinguishment of debt	164	—
Deferred revenue changes and other	(95)	1,080
Net cash provided by operating activities	745	1,623
INVESTING ACTIVITIES
Capital and technology expenditures	(114)	(97)
Dispositions	8	260
Loan advances	(10)	(36)
Loan collections	38	6
Other	(3)	(22)
Net cash (used in) provided by investing activities	(81)	111
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(150)	(2,260)
Issuance of long-term debt	1,787	3,556
Repayment of long-term debt	(2,172)	(1,278)
Issuance of Class A Common Stock	2	—
Debt extinguishment costs	(155)	—
Dividends paid	—	(156)
Purchase of treasury stock	—	(150)
Stock-based compensation withholding taxes	(85)	(100)
Other	12	(9)
Net cash used in financing activities	(761)	(397)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(97)	1,337
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	894	253
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$797	$1,590
(1)The 2021 amounts include beginning restricted cash of $17 million at December 31, 2020, and ending restricted cash of $25 million at September 30, 2021, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2021 and December 31, 2020, the results of our operations for the three and nine months ended September 30, 2021 and September 30, 2020, and cash flows for the nine months ended September 30, 2021 and September 30, 2020. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. RESTRUCTURING CHARGES
Beginning in the 2020 second quarter, we initiated several regional restructuring plans to achieve cost savings in response to the decline in lodging demand caused by COVID-19. We completed the programs relating to our above-property organization as of year-end 2020. For the property-level programs, including owned and leased properties, we recorded restructuring charges for employee termination benefits in the 2021 first three quarters of $8 million in the “Reimbursed expenses” caption and $1 million in the “Restructuring and merger-related charges” caption of our Income Statements. Cumulative charges incurred for the property-level programs, from the beginning of the programs through September 30, 2021, totaled $258 million. We substantially completed our property-level programs as of September 30, 2021.
Our U.S. & Canada segment recorded $262 million of cumulative charges for above-property and property-level programs from the beginning of the programs through September 30, 2021, of which $7 million was recorded in the 2021 first three quarters.

The following table presents our restructuring liability activity during the period:

($ in millions)	Employee termination benefits
Balance at December 31, 2020	$143
Charges	9
Cash payments	(116)
Other	(3)
Balance at September 30, 2021, classified in “Accrued expenses and other”	$33

Additionally, as of September 30, 2021, we recorded $35 million of costs related to group medical, dental, and vision benefit coverage provided to eligible former associates and furloughed or part-time associates (and their eligible enrolled dependents) pursuant to the continuation coverage requirements under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the April 1, 2021 to September 30, 2021 period. The American Rescue Plan Act of 2021 (“ARPA”) provides for refundable tax credits to employers as reimbursement for such benefit coverage continuation costs, which we have claimed as a tax credit against our Medicare tax obligations for that time period and recorded a receivable as of September 30, 2021 for excess tax credits that we expect to receive through payments from the U.S. Treasury.
NOTE 3. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Computation of Basic Earnings Per Share
Net income (loss)	$220	$100	$631	$(103)
Shares for basic earnings per share	327.3	325.9	327.0	325.7
Basic earnings (loss) per share	$0.67	$0.31	$1.93	$(0.32)
Computation of Diluted Earnings Per Share
Net income (loss)	$220	$100	$631	$(103)
Shares for basic earnings per share	327.3	325.9	327.0	325.7
Effect of dilutive securities
Stock-based compensation (1)	2.0	0.9	2.1	—
Shares for diluted earnings per share	329.3	326.8	329.1	325.7
Diluted earnings (loss) per share	$0.67	$0.31	$1.92	$(0.32)
(1) For the calculation of diluted loss per share for the nine months ended September 30, 2020, we excluded stock-based compensation securities of 1.2 million because the effect was anti-dilutive.
NOTE 4. STOCK-BASED COMPENSATION
We granted 0.3 million restricted stock units (“RSUs”) during the 2021 first three quarters to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.2 million performance-based RSUs (“PSUs”) in the 2021 first three quarters to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2023 adjusted EBITDA performance and relative total stockholder return over the 2021 to 2023 performance period. RSUs, including PSUs, granted in the 2021 first three quarters had a weighted average grant-date fair value of $140 per unit.
In the 2020 third quarter, as part of our effort to encourage associate retention in response to the severe impact of COVID-19 on our industry and the Company, we accelerated the issuance of RSU awards to certain officers and employees that ordinarily would have been made in the 2021 first quarter. We did not accelerate the issuance of awards for our most senior executives.

We recorded stock-based compensation expense for RSUs and PSUs of $40 million in the 2021 third quarter, $49 million in the 2020 third quarter, $130 million in the 2021 first three quarters, and $134 million in the 2020 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $220 million at September 30, 2021 and $301 million at December 31, 2020.
NOTE 5. INCOME TAXES
Our effective tax rate was 21.1 percent for the 2021 third quarter compared to 21.6 percent for the 2020 third quarter, and 0.2 percent for the 2021 first three quarters compared to 32.0 percent for the 2020 first three quarters. The decrease in our effective tax rate for the first three quarters was primarily due to the current year tax benefit from the release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits.
Our unrecognized tax benefits balance decreased by $131 million to $333 million at September 30, 2021 from $464 million at December 31, 2020, primarily due to the release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits.
Our unrecognized tax benefits balance included $283 million at September 30, 2021 and $410 million at December 31, 2020 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expenses. Related interest (benefit) expense totaled $(33) million in the 2021 first three quarters and $21 million in the 2020 first three quarters. We accrued interest and penalties related to our unrecognized tax benefits of approximately $52 million at September 30, 2021 and $85 million at December 31, 2020.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of September 30, 2021, we have settled all issues for Marriott for tax years through 2015 and for Starwood through 2016, the year the acquisition was completed. Our Marriott 2016 through 2020 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $293 million in the 2021 first three quarters and $240 million in the 2020 first three quarters.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at September 30, 2021 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$20	$5
Operating profit	186	116
Other	18	4
	$224	$125
Our maximum potential guarantees listed in the preceding table include $65 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.

Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability at September 30, 2021 was $300 million.
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
Expenses and Insurance Recoveries
In the 2021 third quarter, we recorded $4 million of expenses and no accrued insurance recoveries, and in the 2020 third quarter, we recorded a $35 million net reversal of expenses and $4 million of accrued insurance recoveries, related to the Data Security Incident. In the 2021 first three quarters, we recorded $16 million of expenses and $11 million of accrued insurance recoveries, and in the 2020 first three quarters, we recorded a $17 million net reversal of expenses and $24 million of accrued insurance recoveries, related to the Data Security Incident. We received no insurance recoveries in the 2021 third quarter, and we received insurance recoveries of $1 million in the 2020 third quarter, $10 million in the 2021 first three quarters, and $45 million in the 2020 first three quarters. The expenses for the 2021 third quarter primarily included legal costs. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Restructuring and merger-related charges” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed on December 1, 2018 against the Company and certain of our current and former officers and directors, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief (the “Securities Case”). The MDL proceeding also included two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company and certain of our current and former directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief (the “MDL Derivative Cases”). A separate shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of our current and former officers and directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case was not consolidated with the MDL proceeding. We filed motions to dismiss in connection with all of the U.S. cases. Our motions to dismiss the Securities Case and the MDL Derivative Cases were granted in June 2021. The plaintiff in the Securities Case has appealed the dismissal, which appeal is still pending, and the plaintiffs in the MDL Derivative Cases have not appealed. Motions to dismiss in the other MDL cases have been denied in part or in whole and these cases remain at varying stages. Our motion to dismiss the Delaware derivative case was granted in October 2021. A putative class action lawsuit brought on behalf of financial institutions has been voluntarily dismissed. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. In April 2019, we received a letter purportedly on behalf of a stockholder of the Company (also one of the named plaintiffs in the Securities Case described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. In October 2021, we received a letter purportedly on behalf of another stockholder of the Company (also one of the named plaintiffs in one of the dismissed MDL Derivative Cases described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and other claims related to the Data Security Incident or associated disclosures. The Board of Directors has constituted a demand review committee to investigate the claims made in these demand letters, and the committee has retained independent counsel to assist with the investigations. The committee’s investigations are ongoing. In addition, on August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 (the “U.K. DPA”) in connection with the Data Security Incident. We dispute all of the allegations in this purported action and will vigorously defend against any such claims. On November 5, 2020, the court issued an order with the consent of all parties staying this action pending resolution of another case raising similar issues, but not involving the Company, that is pending before the U.K. Supreme Court.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters, including Attorneys General offices from all 50 states and the District of Columbia, the Federal Trade Commission, the Securities and Exchange Commission, certain committees of the U.S. Senate and House of Representatives, the Information Commissioner’s Office in the United Kingdom (the “ICO”) as lead supervisory authority in the European Economic Area, and regulatory authorities in various other jurisdictions. With the exception of the ICO proceeding, which was resolved in October 2020, these matters generally remain open. We are in discussions with the U.S. state Attorneys General, the U.S. Federal Trade Commission, and certain regulatory authorities in other jurisdictions to resolve their investigations and requests.
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

NOTE 7. LEASES
The following table presents our future minimum lease payments as of September 30, 2021:

($ in millions)	Operating Leases	Finance Leases
2021, remaining	$43	$3
2022	175	14
2023	121	14
2024	114	14
2025	106	14
Thereafter	509	137
Total minimum lease payments	$1,068	$196
Less: Amount representing interest	(226)	(48)
Present value of minimum lease payments	$842	$148
The following table presents the composition of our current and noncurrent lease liabilities as of September 30, 2021 and year-end 2020:

($ in millions)	September 30, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Current (1)	$145	$7	$147	$7
Noncurrent (2)	697	141	823	146
	$842	$148	$970	$153
(1)Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.
As of September 30, 2021, we had entered into an agreement that we expect to account for as an operating lease with a 20-year term for our new headquarters office, which is not reflected in our Balance Sheets or in the table above as the lease has not commenced.

NOTE 8. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of September 30, 2021 and year-end 2020:

($ in millions)	September 30, 2021	December 31, 2020
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	$173	$173
Series N Notes, interest rate of 3.1%, face amount of $400, redeemed August 9, 2021 (effective interest rate of 3.4%)	—	399
Series O Notes, interest rate of 2.9%, face amount of $450, matured March 1, 2021 (effective interest rate of 3.1%)	—	450
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	347	346
Series Q Notes, interest rate of 2.3%, face amount of $399, maturing January 15, 2022 (effective interest rate of 2.5%)	399	398
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	746	745
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	328	330
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	290	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	445	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	348	348
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, matured March 8, 2021	—	300
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	574	586
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	227	228
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	595	1,583
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	987	986
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	985	985
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,089	—
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	693	—

Commercial paper	—	—
Credit Facility	750	900
Finance lease obligations	148	153
Other	131	143
	$9,843	$10,376
Less current portion	(579)	(1,173)
	$9,264	$9,203
We paid cash for interest, net of amounts capitalized, of $251 million in the 2021 first three quarters and $234 million in the 2020 first three quarters.

On September 8, 2021, we announced a tender offer (the “Tender Offer”) to purchase certain of our Senior Notes, and on September 23, 2021, we purchased and retired $1 billion aggregate principal amount of our 5.750 percent Series EE Notes maturing May 1, 2025. Because the Tender Offer was oversubscribed as of the early tender time on September 22, 2021, only Series EE Notes were accepted for purchase and no additional Senior Notes were accepted for purchase in the Tender Offer after September 22, 2021. We used the net proceeds from our Series II Notes offering described below and cash on hand to complete the repurchase of such Series EE Notes, including the payment of accrued interest and other costs incurred. As a result of the Tender Offer, in the 2021 third quarter, we recorded a loss of $164 million in the “Loss on extinguishment of debt” caption of our Income Statements.
On September 22, 2021, we issued $700 million aggregate principal amount of 2.750 percent Series II Notes due October 15, 2033 (the “Series II Notes”). We will pay interest on the Series II Notes in April and October of each year, commencing in April 2022. We received net proceeds of approximately $693 million from the offering of the Series II Notes, after deducting the underwriting discount and estimated expenses. We used the net proceeds to fund the Tender Offer, as further described above.
On August 9, 2021, we redeemed all $400 million aggregate principal amount of our Series N Notes due in October 2021.
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

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	September 30, 2021		December 31, 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$141	$127	$159	$142
Total noncurrent financial assets	$141	$127	$159	$142

Senior Notes	$(8,242)	$(8,845)	$(8,031)	$(8,941)
Credit Facility	(750)	(750)	(900)	(900)
Other long-term debt	(131)	(134)	(126)	(128)
Other noncurrent liabilities	(411)	(411)	(426)	(426)
Total noncurrent financial liabilities	$(9,534)	$(10,140)	$(9,483)	$(10,395)
See Note 13. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2020 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 10. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2021 first three quarters and 2020 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive loss before reclassifications (1)	(197)	—	(197)
Reclassification adjustments	—	—	—
Net other comprehensive loss	(197)	—	(197)
Balance at September 30, 2021	$(336)	$4	$(332)

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive (loss) income before reclassifications (1)	(87)	12	(75)
Reclassification adjustments	—	(10)	(10)
Net other comprehensive (loss) income	(87)	2	(85)
Balance at September 30, 2020	$(455)	$9	$(446)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $30 million for the 2021 first three quarters and losses of $21 million for the 2020 first three quarters.

The following tables detail the changes in common shares outstanding and stockholders’ equity (deficit) for the 2021 first three quarters and 2020 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.4	Balance at year-end 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
—	Net loss	(11)	—	—	(11)	—	—
—	Other comprehensive loss	(155)	—	—	—	—	(155)
1.2	Stock-based compensation plans	(30)	—	(64)	—	34	—
325.6	Balance at March 31, 2021	$234	$5	$5,787	$9,195	$(14,463)	$(290)
—	Net income	422	—	—	422	—	—
—	Other comprehensive income	96	—	—	—	—	96
—	Stock-based compensation plans	44	—	43	1	—	—
325.6	Balance at June 30, 2021	$796	$5	$5,830	$9,618	$(14,463)	$(194)
—	Net income	220	—	—	220	—	—
—	Other comprehensive loss	(138)	—	—	—	—	(138)
0.1	Stock-based compensation plans	40	—	39	—	1	—
325.7	Balance at September 30, 2021	$918	$5	$5,869	$9,838	$(14,462)	$(332)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.0	Balance at year-end 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)
—	Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—	Net income	31	—	—	31	—	—
—	Other comprehensive loss	(378)	—	—	—	—	(378)
—	Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.2	Stock-based compensation plans	(55)	—	(89)	—	34	—
(1.0)	Purchase of treasury stock	(150)	—	—	—	(150)	—
324.2	Balance at March 31, 2020	$(20)	$5	$5,711	$9,504	$(14,501)	$(739)
—	Net loss	(234)	—	—	(234)	—	—
—	Other comprehensive income	131	—	—	—	—	131
0.1	Stock-based compensation plans	44	—	42	—	2	—
324.3	Balance at June 30, 2020	$(79)	$5	$5,753	$9,270	$(14,499)	$(608)
—	Net income	100	—	—	100	—	—
—	Other comprehensive income	162	—	—	—	—	162
—	Stock-based compensation plans	46	—	45	—	1	—
324.3	Balance at September 30, 2020	$229	$5	$5,798	$9,370	$(14,498)	$(446)
NOTE 11. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $225 million, to $6,496 million at September 30, 2021, from $6,271 million at December 31, 2020, primarily reflecting an increase in points earned by members. This includes a $171 million reclassification from deferred revenue to the liability for guest loyalty program as a result of points that were earned during the period by members using our U.S.-issued co-brand credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $1,338 million of revenue recognized in the 2021 first three quarters, that was deferred as of December 31, 2020. The current portion of our liability for guest loyalty program increased compared to December 31, 2020 due to higher estimated redemptions in the short-term.

Current and noncurrent deferred revenue decreased by $299 million, to $1,568 million at September 30, 2021, from $1,867 million at December 31, 2020, primarily as a result of $241 million of revenue recognized in the 2021 first three quarters that was deferred as of December 31, 2020, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss above. The decrease was partially offset by an increase in franchise application and relicensing fees.
Our allowance for credit losses increased to $221 million at September 30, 2021 from $207 million at December 31, 2020, primarily reflecting our provision for credit losses. Our provision for credit losses totaled $1 million in the 2021 third quarter and $24 million in the 2021 first three quarters.
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
Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2021 third quarter, 2020 third quarter, 2021 first three quarters, and 2020 first three quarters:

	Three Months Ended September 30, 2021
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$478	$156	$634
Contract investment amortization	(15)	(6)	(21)
Net fee revenues	463	150	613
Owned, leased, and other revenue	93	134	227
Cost reimbursement revenue	2,450	337	2,787
Total reportable segment revenue	$3,006	$621	$3,627
Unallocated corporate and other			319
Total revenue			$3,946

	Three Months Ended September 30, 2020
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$201	$89	$290
Contract investment amortization	(43)	(5)	(48)
Net fee revenues	158	84	242
Owned, leased, and other revenue	36	63	99
Cost reimbursement revenue	1,392	212	1,604
Total reportable segment revenue	$1,586	$359	$1,945
Unallocated corporate and other			309
Total revenue			$2,254

	Nine Months Ended September 30, 2021
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$1,101	$375	$1,476
Contract investment amortization	(41)	(15)	(56)
Net fee revenues	1,060	360	1,420
Owned, leased, and other revenue	185	320	505
Cost reimbursement revenue	5,810	854	6,664
Total reportable segment revenue	$7,055	$1,534	$8,589
Unallocated corporate and other			822
Total revenue			$9,411

	Nine Months Ended September 30, 2020
($ in millions)	U.S. & Canada	International	Total
Gross fee revenues	$720	$226	$946
Contract investment amortization	(76)	(18)	(94)
Net fee revenues	644	208	852
Owned, leased, and other revenue	155	250	405
Cost reimbursement revenue	5,686	727	6,413
Total reportable segment revenue	$6,485	$1,185	$7,670
Unallocated corporate and other			729
Total revenue			$8,399
Segment Profit and Loss

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
U.S. & Canada	$485	$66	$972	$188
International	86	11	142	(179)
Unallocated corporate and other	(194)	157	(181)	152
Interest expense, net of interest income	(99)	(107)	(301)	(313)
(Provision) benefit for income taxes	(58)	(27)	(1)	49
Net income (loss)	$220	$100	$631	$(103)

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
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 6 for additional information related to expenses incurred in the 2021 third quarter and 2021 first three quarters, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
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
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2020 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. The RevPAR comparisons between 2021 and 2019, which we discuss under the “Impact of COVID-19” caption below, reflect properties that are defined as comparable as of September 30, 2021, even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above.
Impact of COVID-19
COVID-19 continues to have a material impact on our business and industry. However, the recovery of both global demand and ADR continued during the 2021 third quarter, led primarily by robust leisure demand. The spread of the COVID-19 Delta variant constrained the pace of the recovery in the 2021 third quarter beginning in August, particularly for business transient travel. We began to see improving trends for business transient demand again at the beginning of the 2021 fourth quarter and expect such demand could continue to gradually strengthen as more workers return to the office and travel again. Group demand continued to improve during the 2021 third quarter compared to the 2021 second quarter, though it still remains below pre-pandemic 2019 levels. We are encouraged by the swift improvement in ADR, which in the 2021 third quarter returned to pre-pandemic 2019 levels in certain U.S. and International markets, and are optimistic about the continued global recovery. Although the recovery of global lodging demand is underway, COVID-19 will continue to have a material negative impact on our future results for a period of time that we are currently unable to predict.
Worldwide comparable systemwide RevPAR improved 118.4 percent in the 2021 third quarter compared to the 2020 third quarter. In the 2021 first three quarters, worldwide comparable systemwide RevPAR improved 42.2 percent compared to the 2020 first three quarters, reflecting the combination of year-over-year RevPAR growth in the 2021 second and third quarters and year-over-year RevPAR declines in the 2021 first quarter as most regions, with the exception of Greater China, had a solid start in 2020 and COVID-19 only began to have a significant impact worldwide late in the 2020 first quarter. Compared to pre-pandemic levels for the same periods in 2019, comparable systemwide RevPAR declined 19.9 percent and 38.1 percent in our U.S. & Canada segment, 40.7 percent and 52.9 percent in our International segment, and 25.8 percent and 42.3 percent worldwide in the 2021 third quarter and first three quarters, respectively. Overall, worldwide comparable systemwide occupancy and constant dollar ADR in the 2021 third quarter increased compared to both the 2021 first and second quarters, and worldwide comparable systemwide constant dollar ADR was down only 4.4 percent in the 2021 third quarter compared to the 2019 third quarter. In the U.S. & Canada, demand grew in the 2021 third quarter, compared to the 2021 second quarter, driven by strong leisure demand at our luxury and resort hotels and in tertiary markets. Occupancy peaked in July before decreasing slightly in August and September due to seasonality as well as the COVID-19 Delta variant. Urban destinations, where we have a large presence in the U.S. & Canada, continue to lag the recovery, though they also saw demand rise during the 2021 third quarter compared to the 2021 second quarter. In other parts of the world, RevPAR continues to vary greatly by geographic market, and demand is heavily impacted by the number of COVID-19 cases, vaccination rates, and the nature and degree of government restrictions. In the 2021 third quarter, comparable systemwide RevPAR improved compared to the 2021 second quarter in all our regions except for Greater China where the recovery was temporarily constrained beginning in August 2021 as a result of government restrictions in response to COVID-19 outbreaks in several regions.
We continue to take measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our own business. At the corporate level, we remain focused on limiting our corporate general and administrative costs and are being disciplined with respect to our capital expenditures and other investment spending. As previously announced, share repurchases and cash dividends have been suspended until business conditions further improve and until permitted under our Credit Facility. As of September 30, 2021, we have substantially completed restructuring plans to achieve cost savings specific to our company-operated properties. In addition, we continue to work with owners and franchisees to minimize their cash outlays while also focusing on guest experience. The steps we continue to take include adjusting renovation requirements for certain properties; deferring certain hotel initiatives and accountability for brand standard audits for hotel owners and franchisees; supporting owners and franchisees who are working with their lenders to utilize furniture, fixtures, and equipment (FF&E) reserves to meet working capital needs; and waiving required FF&E funding through 2021. We also continue to limit the reimbursed expenses we incur on behalf of our owners and franchisees to provide centralized programs and services, such as the Loyalty Program, reservations, marketing and sales, which we generally collect through cost reimbursement revenue on the basis of hotel revenue or program usage.

We have seen industry labor shortages causing challenges in hiring or re-hiring for certain property-level positions primarily in certain high-demand U.S. markets, and in response we have enhanced our recruitment and retention efforts.
We continue to evaluate the availability of stimulus tax credits under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Taxpayer Certainty and Disaster Tax Relief Act of 2020 enacted as part of the Consolidated Appropriations Act, 2021 (“Relief Act”), the American Rescue Plan Act of 2021 (“ARPA”), and other legislation. As of October 22, 2021, we have received Employee Retention Tax Credit (“ERTC”) refunds from the U.S. Treasury totaling $170 million, including $119 million in 2020 and $51 million in 2021. In 2020 and 2021, we passed through $94 million and $23 million, respectively, of these refunds to the related hotels that we manage on behalf of owners. We have received from the U.S. Treasury substantially all expected ERTC refunds based on applications that we have submitted as of October 22, 2021. Additionally, as of September 30, 2021, we have received or expect to receive, through Medicare tax offsets and payments from the U.S. Treasury pursuant to ARPA, a total of $35 million as reimbursement for the cost of health coverage continuation provided to eligible former associates and furloughed or part-time associates (and their eligible enrolled dependents) in accordance with requirements under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the period of April 1, 2021 to September 30, 2021. Finally, in the 2021 first three quarters, we received subsidies totaling $22 million from German government COVID-19 assistance programs for certain of our leased hotels and equity method investments in Germany.
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
System Growth and Pipeline
At the end of the 2021 third quarter, our system had 7,892 properties (1,463,692 rooms), compared to 7,642 properties (1,423,044 rooms) at year-end 2020 and 7,579 properties (1,413,654 rooms) at the end of the 2020 third quarter. The increase compared to year-end 2020 reflects gross additions of 397 properties (65,932 rooms) and deletions of 148 properties (25,281 rooms), including 88 properties from a primarily select-service portfolio which left our system in the 2021 first quarter. Approximately 23 percent of our 2021 first three quarters gross room additions were conversions. We expect full-year 2021 total gross rooms growth of approximately 6.0 percent and net rooms growth of approximately 3.5 percent.
At the end of the 2021 third quarter, we had nearly 477,000 rooms in our development pipeline, which includes more than 206,000 hotel rooms under construction and roughly 25,000 hotel rooms approved for development but not yet under signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada.
Properties and Rooms
At September 30, 2021, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	700	226,835	4,930	704,785	26	6,483	5,656	938,103
International	1,323	334,068	782	159,532	39	9,288	2,144	502,888
Timeshare	—	—	92	22,701	—	—	92	22,701
Total	2,023	560,903	5,804	887,018	65	15,771	7,892	1,463,692
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended September 30, 2021 and Change vs. Three Months Ended September 30, 2020
	RevPAR		Occupancy			Average Daily Rate
	2021	vs. 2020	2021	vs. 2020		2021	vs. 2020
Comparable Company-Operated Properties
U.S. & Canada	$115.57	258.3%	56.8%	36.3%	pts.	$203.46	29.1%
Greater China	$67.15	(1.8)%	54.6%	(6.8)%	pts.	$122.94	10.5%
Asia Pacific excluding China	$34.57	37.1%	33.2%	9.1%	pts.	$104.22	(0.6)%
Caribbean & Latin America	$81.73	257.1%	46.4%	28.2%	pts.	$175.95	40.6%
Europe	$104.65	215.8%	47.1%	28.8%	pts.	$222.03	22.5%
Middle East & Africa	$72.42	90.7%	50.8%	24.2%	pts.	$142.46	(0.1)%
International - All (1)	$68.32	64.2%	46.3%	12.3%	pts.	$147.63	20.5%
Worldwide (2)	$89.88	140.8%	51.1%	23.3%	pts.	$175.96	31.0%
Comparable Systemwide Properties
U.S. & Canada	$100.19	134.7%	63.5%	27.1%	pts.	$157.78	34.7%
Greater China	$63.41	(4.0)%	52.7%	(7.8)%	pts.	$120.28	10.3%
Asia Pacific excluding China	$40.46	37.6%	36.1%	10.9%	pts.	$112.14	(4.1)%
Caribbean & Latin America	$70.07	317.5%	45.7%	29.8%	pts.	$153.41	45.2%
Europe	$92.75	177.7%	46.7%	26.3%	pts.	$198.64	21.0%
Middle East & Africa	$68.19	93.3%	50.3%	23.8%	pts.	$135.45	2.1%
International - All (1)	$67.53	76.3%	45.9%	14.9%	pts.	$147.04	19.2%
Worldwide (2)	$90.32	118.4%	58.2%	23.4%	pts.	$155.21	30.6%

	Nine Months Ended September 30, 2021 and Change vs. Nine Months Ended September 30, 2020
	RevPAR		Occupancy			Average Daily Rate
	2021	vs. 2020	2021	vs. 2020		2021	vs. 2020
Comparable Company-Operated Properties
U.S. & Canada	$84.70	50.1%	43.7%	15.2%	pts.	$193.80	(1.9)%
Greater China	$67.33	49.8%	55.8%	15.4%	pts.	$120.73	8.4%
Asia Pacific excluding China	$34.38	(14.6)%	32.3%	2.3%	pts.	$106.51	(20.8)%
Caribbean & Latin America	$68.54	39.9%	40.0%	13.0%	pts.	$171.46	(5.5)%
Europe	$54.26	32.4%	28.2%	5.6%	pts.	$192.41	6.1%
Middle East & Africa	$68.11	35.0%	46.3%	12.0%	pts.	$147.14	(0.1)%
International - All (1)	$56.24	27.5%	41.3%	9.2%	pts.	$136.23	(1.1)%
Worldwide (2)	$69.24	39.2%	42.4%	11.9%	pts.	$163.35	—%
Comparable Systemwide Properties
U.S. & Canada	$76.20	47.9%	53.4%	16.1%	pts.	$142.59	3.4%
Greater China	$64.10	46.8%	54.3%	14.4%	pts.	$118.03	7.9%
Asia Pacific excluding China	$37.29	(10.9)%	33.7%	3.3%	pts.	$110.55	(19.6)%
Caribbean & Latin America	$56.61	45.2%	38.4%	13.5%	pts.	$147.39	(5.7)%
Europe	$47.88	26.3%	27.8%	4.5%	pts.	$172.23	5.6%
Middle East & Africa	$62.93	36.0%	45.3%	11.7%	pts.	$139.07	1.0%
International - All (1)	$52.14	25.7%	38.9%	8.5%	pts.	$133.90	(1.7)%
Worldwide (2)	$68.94	42.2%	49.1%	13.8%	pts.	$140.51	2.2%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our results in the 2021 third quarter and 2021 first three quarters continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2021 third quarter and 2021 first three quarters, and the discussion below for additional analysis of our consolidated results of operations for the 2021 third quarter compared to the 2020 third quarter and for the 2021 first three quarters compared to the 2020 first three quarters.

Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change 2021 vs. 2020		September 30, 2021	September 30, 2020	Change 2021 vs. 2020
Base management fees	$190	$87	$103	118%	$452	$341	$111	33%
Franchise fees	533	279	254	91%	1,270	876	394	45%
Incentive management fees	53	31	22	71%	141	43	98	228%
Gross fee revenues	776	397	379	95%	1,863	1,260	603	48%
Contract investment amortization	(21)	(48)	27	56%	(56)	(94)	38	40%
Net fee revenues	$755	$349	$406	116%	$1,807	$1,166	$641	55%
The increases in base management and franchise fees in the 2021 third quarter and 2021 first three quarters primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19, unit growth ($33 million and $72 million, respectively), higher co-brand credit card fees ($33 million and $65 million, respectively), and higher residential branding fees ($15 million and $31 million, respectively).
The increases in incentive management fees in the 2021 third quarter and the 2021 first three quarters primarily reflected higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19.
The changes in contract investment amortization in the 2021 third quarter and the 2021 first three quarters are primarily due to lower impairments of investments in management and franchise contracts.
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change 2021 vs. 2020		September 30, 2021	September 30, 2020	Change 2021 vs. 2020
Owned, leased, and other revenue	$241	$116	$125	108%	$536	$445	$91	20%
Owned, leased, and other - direct expenses	204	134	70	52%	507	527	(20)	(4)%
Owned, leased, and other, net	$37	$(18)	$55	306%	$29	$(82)	$111	135%
Owned, leased, and other revenue, net of direct expenses increased in the 2021 third quarter primarily due to net stronger results driven by the ongoing recovery in lodging demand from the impacts of COVID-19. The increase in the 2021 first three quarters primarily reflected net stronger results driven by the ongoing recovery in lodging demand from the impacts of COVID-19, higher termination fees of $26 million, and $18 million of subsidies under German government COVID-19 assistance programs for certain of our leased hotels.
Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change 2021 vs. 2020		September 30, 2021	September 30, 2020	Change 2021 vs. 2020
Cost reimbursement revenue	$2,950	$1,789	$1,161	65%	$7,068	$6,788	$280	4%
Reimbursed expenses	2,917	1,683	1,234	73%	7,005	6,801	204	3%
Cost reimbursements, net	$33	$106	$(73)	(69)%	$63	$(13)	$76	585%
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
The decrease in cost reimbursements, net in the 2021 third quarter primarily reflects Loyalty Program activity, including higher program expenses and lower net revenue as a result of higher redemption costs. The increase in cost reimbursements, net in the 2021 first three quarters primarily reflects higher revenues for our centralized programs and services, partially offset by the Loyalty Program activity discussed above.

Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change 2021 vs. 2020		September 30, 2021	September 30, 2020	Change 2021 vs. 2020
Depreciation, amortization, and other	$64	$53	$11	21%	$166	$275	$(109)	(40)%
General, administrative, and other	212	131	81	62%	610	579	31	5%
Restructuring and merger-related charges	4	1	3	300%	8	5	3	60%
Depreciation, amortization, and other expenses decreased in the 2021 first three quarters primarily due to prior year operating lease impairment charges.
General, administrative, and other expenses increased in the 2021 third quarter primarily due to higher compensation costs compared to our 2020 cost reduction measures, which included reducing executive compensation, implementing reduced work weeks for many of our corporate associates, and furloughing a substantial number of associates. The increase in the 2021 first three quarters primarily reflected higher compensation costs compared to our 2020 cost reduction measures discussed above and higher legal expenses ($19 million), partially offset by a lower provision for credit losses ($75 million).
Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change 2021 vs. 2020		September 30, 2021	September 30, 2020	Change 2021 vs. 2020
Gains and other income, net	$—	$2	$(2)	(100)%	$6	$3	$3	100%
Loss on extinguishment of debt	(164)	—	(164)	nm*	(164)	—	(164)	nm*
Interest expense	(107)	(113)	6	5%	(323)	(333)	10	3%
Interest income	8	6	2	33%	22	20	2	10%
Equity in losses	(4)	(20)	16	80%	(24)	(54)	30	56%
* Percentage change is not meaningful
In the 2021 third quarter, we recorded a loss on extinguishment of debt due to the Tender Offer discussed in Note 8.
Interest expense changed in the 2021 first three quarters, primarily due to lower Credit Facility and commercial paper average borrowings and interest rates, offset by higher interest on Senior Note issuances, net of maturities.
Equity in losses changed in both the 2021 third quarter and the 2021 first three quarters, primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19.
Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change 2021 vs. 2020		September 30, 2021	September 30, 2020	Change 2021 vs. 2020
(Provision) benefit for income taxes	$(58)	$(27)	$(31)	(115)%	$(1)	$49	$(50)	(102)%
Our tax provision changed in the 2021 third quarter, compared to our tax provision in the 2020 third quarter, primarily due to the increase in operating income ($66 million). The change was partially offset by a current year tax benefit from the loss on extinguishment of debt ($42 million).
Our tax provision changed in the 2021 first three quarters, compared to our tax benefit in the 2020 first three quarters, primarily due to the increase in operating income ($174 million) and a lower tax benefit from impairment charges ($37 million). The change was partially offset by the current year release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits ($118 million) and a current year tax benefit from the loss on extinguishment of debt ($42 million).

BUSINESS SEGMENTS
Our segment results in the 2021 third quarter and 2021 first three quarters continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2021 third quarter and 2021 first three quarters and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2021	September 30, 2020	Change 2021 vs. 2020		September 30, 2021	September 30, 2020	Change 2021 vs. 2020
U.S. & Canada
Segment revenues	$3,006	$1,586	$1,420	90%	$7,055	$6,485	$570	9%
Segment profit	485	66	419	635%	972	188	784	417%
International
Segment revenues	621	359	262	73%	1,534	1,185	349	29%
Segment profit (loss)	86	11	75	682%	142	(179)	321	179%

	Properties				Rooms
	September 30, 2021	September 30, 2020	vs. September 30, 2020		September 30, 2021	September 30, 2020	vs. September 30, 2020
U.S. & Canada	5,656	5,501	155	3%	938,103	920,282	17,821	2%
International	2,144	1,987	157	8%	502,888	470,617	32,271	7%
U.S. & Canada
Third Quarter
U.S. & Canada 2021 third quarter segment profit increased primarily due to:
•$277 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy as well as higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19 and unit growth;
•$52 million of higher cost reimbursement revenue, net of reimbursed expenses;
•$32 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19;
•$28 million of lower contract investment amortization, primarily reflecting lower contract impairment charges; and
•$28 million of lower restructuring and merger-related charges.
First Three Quarters
U.S. & Canada 2021 first three quarters segment profit increased primarily due to:
•$381 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both occupancy and ADR and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, unit growth, and higher residential branding fees;
•$128 million of higher cost reimbursement revenue, net of reimbursed expenses;
•$109 million of lower depreciation, amortization, and other expenses, primarily reflecting prior year operating lease impairment charges;

•$47 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19;
•$40 million of lower general, administrative, and other expenses, primarily reflecting lower provision for credit losses and reserves for guarantee funding;
•$35 million of lower contract investment amortization, primarily reflecting lower contract impairment charges; and
•$28 million of lower restructuring and merger-related charges.
International
Third Quarter
International 2021 third quarter segment profit increased primarily due to:
•$67 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy due to the ongoing recovery in lodging demand from the impacts of COVID-19; and
•$19 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results due to the ongoing recovery in lodging demand from the impacts of COVID-19;
partially offset by:
•$18 million of higher general, administrative, and other expenses.
First Three Quarters
International 2021 first three quarters segment profit, compared to the 2020 first three quarters segment loss, primarily reflected:
•$149 million of higher gross fee revenues, due to higher profits at certain managed hotels and higher comparable systemwide RevPAR driven by an increase in occupancy due to the ongoing recovery in lodging demand from the impacts of COVID-19, unit growth, and higher residential branding fees;
•$63 million of higher cost reimbursement revenue, net of reimbursed expenses;
•$60 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19, higher termination fees, and subsidies under German government COVID-19 assistance programs for certain of our leased hotels; and
•$28 million of lower general, administrative, and other expenses, primarily reflecting lower provision for credit losses.
STOCK-BASED COMPENSATION
See Note 4 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2021 third quarter, our long-term debt had a weighted average interest rate of 3.4 percent and a weighted average maturity of approximately 6.7 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at the end of the 2021 third quarter.

In response to the negative impact COVID-19 had on our cash from operations in 2020 and in the 2021 first three quarters, which we expect to continue to be negatively impacted, we remain focused on preserving our financial flexibility and managing our debt maturities. We remain focused on limiting our corporate general and administrative costs, reimbursed expenses we incur on behalf of our owners and franchisees, and our capital expenditures and other investment spending. Share repurchases and dividends remain suspended until business conditions further improve and until permitted under our Credit Facility. In the 2021 first three quarters, we issued $1.8 billion aggregate principal amount of senior notes, redeemed all $400 million aggregate principal amount of our Series N Notes, and repurchased and retired $1 billion aggregate principal amount of our Series EE Notes maturing in 2025, which we discuss further under the “Sources of Liquidity - Senior Notes Issuances, Redemptions, and Repurchases” section below and in Note 8.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We currently believe the Credit Facility, our cash on hand, and our access to capital markets remain adequate to meet our liquidity requirements.
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. As of September 30, 2021, we had total outstanding borrowings under the Credit Facility of $0.8 billion and remaining borrowing capacity of $3.7 billion.
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

Senior Notes Issuances, Redemptions, and Repurchases
On September 8, 2021, we announced a tender offer (the “Tender Offer”) to purchase certain of our Senior Notes, and on September 23, 2021, we purchased and retired $1 billion aggregate principal amount of our 5.750 percent Series EE Notes maturing May 1, 2025. Because the Tender Offer was oversubscribed as of the early tender time on September 22, 2021, only Series EE Notes were accepted for purchase and no additional Senior Notes were accepted for purchase in the Tender Offer after September 22, 2021. We used the net proceeds from our Series II Notes offering described below and cash on hand to complete the repurchase of such Series EE Notes, including the payment of accrued interest and other costs incurred. As a result of the Tender Offer, in the 2021 third quarter, we recorded a loss of $164 million in the “Loss on extinguishment of debt” caption of our Income Statements.
On September 22, 2021, we issued $700 million aggregate principal amount of 2.750 percent Series II Notes due October 15, 2033 (the “Series II Notes”). We will pay interest on the Series II Notes in April and October of each year, commencing in April 2022. We received net proceeds of approximately $693 million from the offering of the Series II Notes, after deducting the underwriting discount and estimated expenses. We used the net proceeds to fund the Tender Offer, as further described above.
On August 9, 2021, we redeemed all $400 million aggregate principal amount of our Series N Notes due in October 2021.
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
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $797 million at September 30, 2021, a decrease of $97 million from year-end 2020, primarily reflecting Senior Notes repayments, net of issuances ($368 million), cash paid for debt extinguishment costs associated with the Tender Offer ($155 million), Credit Facility repayments, net of borrowings ($150 million), capital and technology expenditures ($114 million), and financing outflows for employee stock-based compensation withholding taxes ($85 million), partially offset by net cash provided by operating activities ($745 million).
Net cash provided by operating activities decreased by $878 million in the 2021 first three quarters compared to the 2020 first three quarters, primarily due to the prepaid cash received under the amendments to our co-brand credit card agreements in the 2020 first three quarters, partially offset by the net income recorded in the 2021 first three quarters (adjusted for non-cash items and the loss on extinguishment of debt).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2021 third quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $114 million in the 2021 first three quarters and $97 million in the 2020 first three quarters. We expect capital expenditures and other investments will total approximately $525 million to $550 million for the 2021 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $180 million for maintenance capital spending and our new headquarters).

Share Repurchases
We did not repurchase any shares of our common stock in the 2021 first three quarters. As of September 30, 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We do not anticipate repurchasing additional shares until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility, with certain exceptions.
Dividends
We did not declare any cash dividends in the 2021 first three quarters. We do not anticipate declaring cash dividends until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility.
Contractual Obligations and Off-Balance Sheet Arrangements
As of the end of the 2021 third quarter, there have been no significant changes to our “Contractual Obligations” table, “Other Commitments” table, or “Letters of Credit” paragraph in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2020 Form 10-K, other than the changes in debt described in the “Sources of Liquidity” section above. See Note 8 for more information on our total debt.
At September 30, 2021, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $349 million.
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

Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2021 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•Risks Related to Expenses: COVID-19 has caused us to incur additional expenses and may cause us to incur significant additional expenses in the future which are not fully reimbursed or offset by revenues. For example, we have already incurred certain expenses related to furloughs, our voluntary transition program, and position eliminations. Claims by associates or others in respect of our restructuring activities could result in significant increased costs, fines, litigation or other proceedings, and increased risk of damage to our reputation. In addition, COVID-19 could make it more likely that we have to fund shortfalls in operating profit under our agreements with some hotel owners or fund financial guarantees we have made to third-party lenders for the timely repayment of all or a portion of certain hotel owners’ or franchisees’ debt related to hotels that we manage or franchise, beyond the amounts funded or the additional guarantee reserves recorded in 2020 and the first three quarters of 2021. COVID-19 also makes it more likely our hotel owners or franchisees will default on loans we have made to them or will fail to reimburse us for guarantee advances. Our ability to recover loans and guarantee advances from hotel operations or from hotel owners or franchisees through the proceeds of hotel sales, refinancing of debt, or otherwise may also affect our ability to recycle and raise new capital. Even in situations where we are not obligated to provide funding to hotel owners, franchisees, or entities in which we have a noncontrolling interest, we may choose to provide financial or other types of support to certain of these parties, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain to what extent existing programs will be effective in mitigating the impacts of COVID-19 and, with respect to future programs, to what extent we or our hotel owners or franchisees will be eligible to participate and whether conditions or restrictions imposed under such programs will be acceptable. As a result of COVID-19, we and our hotel owners and franchisees have experienced and could continue to experience other short or longer-term impacts on costs and, in turn, profits.
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
•Risks Related to Liquidity: Beginning in the first quarter of 2020, we took various actions to preserve financial flexibility, repay maturing debt and manage our debt maturities in light of the impact on global markets resulting from COVID-19, including making significant borrowings under our $4.5 billion Credit Facility, completing offerings of $5.4 billion aggregate principal amount of senior notes, and completing two debt tender offers. We may be required to raise additional capital again in the future to fund our operating expenses and repay maturing debt. In 2020, we raised $920 million of cash through amendments to agreements with the U.S. issuers of our co-brand credit cards associated with our Loyalty Program, and this option to raise capital will likely not be available again to us in the near future and has reduced and will in the future reduce the amount of cash we receive from these card issuers, which may increase the need for us to raise additional capital from other sources. In addition, we have seen increases in our cost of borrowing as a result of COVID-19 and such costs may increase even further for a time we are unable to determine. If we are required to raise additional capital, our access to and cost of financing will depend on, among other things, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the hotel industry as a whole, and such financing may not be available to us on terms consistent with our expectations. As a result of COVID-19, credit agencies have downgraded our credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our Company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on many of our existing debt instruments, including the Credit Facility and some of our senior notes, is affected by our credit ratings. Accordingly, a further downgrade may cause our cost of borrowing to further increase. Additionally, certain of our existing commercial agreements may require us to post or increase collateral in the event of further downgrades. In addition, our latest amendments to our Credit Facility increase the minimum liquidity we are required to maintain for the duration of the waiver period as discussed in Note 8, and the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Credit Facility, the lenders under our Credit Facility will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable. A default under our Credit Facility could trigger a cross-default, acceleration, or other consequences under other indebtedness, financial instruments, or agreements to which we are a party.
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
Any failure by our international operations to comply with anti-corruption laws or trade sanctions could increase our costs, reduce our profits, limit our growth, harm our reputation, or subject us to broader liability. We are subject to restrictions imposed by the U.S. Foreign Corrupt Practices Act and anti-corruption laws and regulations of other countries applicable to our operations, such as the U.K. Bribery Act. Anti-corruption laws and regulations generally prohibit companies and their intermediaries from making certain payments to government officials or other persons to influence official acts or decisions or to obtain or retain business. These laws also require us to maintain adequate internal controls and accurate books and records. We operate properties in many parts of the world where corruption is common, and our compliance with anti-corruption laws may potentially conflict with local customs and practices. The compliance programs, internal controls, and policies we maintain and enforce to promote compliance with applicable anti-bribery and anti-corruption laws may not prevent our associates, contractors, or agents from materially violating these laws and regulations. We are also subject to trade sanctions and regulations administered by the U.S. Office of Foreign Assets Control, the U.S. Department of Commerce, and other U.S. government agencies, and by authorities in other countries where we do business. The compliance programs, internal controls, and policies we maintain and enforce to promote compliance with applicable sanctions and regulations may not prevent our associates, contractors, or agents from materially violating these rules. The U.S. or other countries have in the past and could in the future impose additional sanctions at any time against any country in or with which, or against persons or entities with whom, we do business. Depending on the nature of the sanctions imposed, our operations in the relevant country or with the relevant individual or entity could be restricted or otherwise adversely affected. Any violations of anti-corruption laws and regulations or trade sanctions could result in significant civil and criminal penalties, disruption to our business, damage to our reputation, or lawsuits or regulatory actions. In addition, the operation of these laws and regulations or an imposition of further restrictions in these areas could have a material negative impact on our existing operations or our ability to pursue development opportunities, which could reduce our revenues and profits.

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
Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Many factors can affect the reputation and value of our Company or one or more of our properties or brands, including our ability to protect and use our brands and trademarks; our hotels’ adherence to service standards; our approach to matters such as food quality and safety, guest and associate safety, health and cleanliness, managing and reducing our carbon footprint and our use of scarce natural resources, supply chain management, and diversity, human rights, and support for local communities; and our compliance with applicable laws. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, adverse government attention, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
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
If our brands, goodwill, or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of September 30, 2021, we had $18.0 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported financial condition and results of operations.
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
Our owned properties and other real estate investments subject us to numerous risks. We have a number of owned and leased properties, which are subject to the risks that generally relate to investments in real property. We may seek to sell some of these properties over time; however, equity real estate investments can be difficult to sell quickly and COVID-19 has disrupted the transaction markets for some hospitality assets. We may not be able to complete asset sales at prices we find acceptable, or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, if any, by the related properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including local market conditions and new supply of hotels, availability and costs of staffing, governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. Our real estate properties have been, and could in the future be, impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties continue to not generate revenue sufficient to meet operating expenses, including needed capital expenditures, our income could be further adversely affected, and we could be required to record additional significant non-cash impairment charges to our results of operations.
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
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict. We are a party to various agreements, such as our Credit Facility, and other instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR. In March 2021, the U.K. Financial Conduct Authority confirmed its intention to cease publication of the one week and two month USD LIBOR tenors and all tenors for EUR, CHF, JPY and GBP LIBOR after December 31, 2021 and to cease publication of all other USD LIBOR after June 30, 2023. At this time, it is difficult for us to predict the full effect of any changes from LIBOR to an alternative benchmark rate upon or prior to the cessation of publication, the phase out of LIBOR generally, or the establishment and use of particular alternative benchmark rates to replace LIBOR. There is uncertainty about how we, the financial markets, applicable law, and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
Technology, Information Protection, and Privacy Risks
Any disruption in the functioning of our reservation systems could adversely affect our performance and results. We manage global reservation systems or use third-party service providers’ reservation systems that communicate reservations to our properties from individuals who book reservations directly with us online, through our mobile apps, through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy, and efficiency of our reservation systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to our reservation systems. Disruptions in or changes to our reservation systems could result in a disruption to our business and the loss of important data.
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management, property management, human resources and payroll systems, our Loyalty Program, and technologies we make available to our guests and for our associates. These technologies and systems must be refined, updated, and/or replaced with more advanced systems on a regular basis, and our business could suffer if we cannot do that as quickly or effectively as our competitors or within budgeted costs and time frames. We also may not achieve the benefits that we anticipate from any new technology or system, and a failure to do so could result in higher than anticipated costs or lower guest satisfaction or could impair our operating results.
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
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, numerous lawsuits were filed against us, as described further in Note 6. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, stockholders, or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state, and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims, and/or investigations has resulted in fines and other expenses, such as the fine imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) as discussed in our 2020 Form 10-K, and could result in material additional fines or remedial or other expenses. These fines and other expenses may not be covered by insurance. Other governmental authorities investigating or seeking information about the Data Security Incident may impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and will continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final fine imposed by the ICO and any other fines or penalties) related to the Data Security Incident. In addition, following our March 31, 2020 announcement of an incident involving information for approximately 5.5 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access Incident”), various governmental authorities opened investigations or requested information about the incident, and two lawsuits were filed against us related to the incident which have since been dismissed or otherwise resolved. The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 31, 2021	—	$—	—	17.4
August 1, 2021 - August 31, 2021	—	$—	—	17.4
September 1, 2021 - September 30, 2021	—	$—	—	17.4
(1)On February 15, 2019, our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of September 30, 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until business conditions further improve, and are prohibited from doing so for the duration of the Covenant Waiver Period under our Credit Facility, with certain exceptions.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 25, 2021 (File No. 001-13881).

*10.1	Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, executed August 18, 2021.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss); (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
* Denotes compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
November 3, 2021

/s/ Felitia Lee
Felitia Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)