Form 10-K
period 2021-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2022-02-15
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2021, was $37,430,276,528.
There were 326,311,111 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 8, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2021

Throughout this report, we refer to Marriott International, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Marriott,” or the “Company.” In order to make this report easier to read, we also refer throughout to (1) our Consolidated Financial Statements as our “Financial Statements,” (2) our Consolidated Statements of Income (Loss) as our “Income Statements,” (3) our Consolidated Balance Sheets as our “Balance Sheets,” (4) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America, Europe, Middle East and Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to the Notes to our Financial Statements, unless otherwise stated.
Cautionary Statement
All statements in this report are made as of the date this Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-K is filed with the SEC. Forward-looking statements include information related to the future effects on our business of the coronavirus pandemic (“COVID-19”); Revenue per Available Room (“RevPAR”), occupancy and other future demand and recovery trends and expectations; our expectations regarding rooms growth; our expectations regarding the receipt of certain credits and refunds under certain U.S. federal legislation; our expectations regarding our ability to meet our liquidity requirements; our expectations regarding our cash from operations; our capital expenditures and other investment spending expectations; our expectations regarding capital returns; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in Part I, Item 1A of this report and other factors we describe from time to time in our periodic filings with the SEC.

PART I
Item 1.    Business.
Corporate Structure and Business
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties.
The following table shows our portfolio of brands at year-end 2021.

We discuss our operations in the following two operating segments, both of which meet the applicable accounting criteria for separate disclosure as a reportable business segment: U.S. & Canada and International. See Note 14 for more information.
COVID-19
COVID-19 has had an unprecedented impact on the travel industry and the Company, and it will continue to have a material negative impact on our future results for a period of time that we are currently unable to predict. For further information about COVID-19’s impact to our business, see Part I, Item 1A, “Risk Factors,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Company-Operated Properties
At year-end 2021, we had 2,007 company-operated properties (568,864 rooms), which included properties under long-term management or lease agreements with property owners (management and lease agreements together, the “Operating Agreements”) and properties that we own. This does not include branded residential communities for which we manage the related owners’ association.
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
For the lodging facilities we operate, we generally are responsible for hiring, training, and supervising the managers and employees needed to operate the facilities and for purchasing supplies, and owners are required to reimburse us for those costs. We provide centralized programs and services, such as the Loyalty Program, reservations, and marketing, as well as various accounting and data processing services, and owners are also required to reimburse us for those costs.

Franchised and Licensed Properties
We have franchising and licensing arrangements that permit hotel owners and operators to use many of our lodging brand names and systems. Under our hotel franchising arrangements, we generally receive an initial application fee and continuing royalty fees, which typically range from four to seven percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service brands. Franchisees contribute to our centralized programs and services, such as the Loyalty Program, reservations, and marketing.
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
At year-end 2021, we had 5,880 franchised and licensed properties (900,437 rooms).
Residential
We use or license our trademarks for the sale of residential real estate, often in conjunction with hotel development, and receive branding fees for sales of such branded residential real estate by others. Third-party owners typically construct and sell residences with limited amounts, if any, of our capital at risk. We have used or licensed the JW Marriott, The Ritz-Carlton, Ritz-Carlton Reserve, W, The Luxury Collection, St. Regis, EDITION, Bvlgari, Renaissance, Le Méridien, Marriott, Sheraton, Westin, Four Points, Delta Hotels, and Autograph Collection brand names and trademarks for residential real estate sales. At year-end 2021, we had 102 branded residential communities (9,878 rooms).
Intellectual Property
We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names, and logos are very important to the development, sales and marketing of our properties and services. We believe that our brand names and other intellectual property have come to represent the highest standards of quality, care, service, and value to our customers, guests, and the traveling public. Accordingly, we register and protect our intellectual property where we deem appropriate and otherwise protect against its unauthorized use.
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
Luxury offers bespoke and superb amenities and services. Our Classic Luxury hotel brands include JW Marriott, The Ritz-Carlton, and St. Regis. Distinctive Luxury hotel brands in our portfolio include W Hotels, The Luxury Collection, EDITION, and Bvlgari.
Premium offers sophisticated and thoughtful amenities and services. Our Classic Premium hotel brands include Marriott Hotels, Sheraton, Delta Hotels, Marriott Executive Apartments, and Marriott Vacation Club. Our Distinctive Premium hotel brands include Westin, Renaissance Hotels, Le Méridien, Autograph Collection Hotels, Gaylord Hotels, Tribute Portfolio, and Design Hotels.
Select offers smart and easy amenities and services, with our longer stay brands offering amenities that mirror the comforts of home. Our Classic Select hotel brands include Courtyard, Residence Inn, Fairfield, SpringHill Suites, Four Points, TownePlace Suites, and Protea Hotels. Our Distinctive Select hotel brands include Aloft Hotels, AC Hotels by Marriott, Element Hotels, and Moxy Hotels.

The following table shows the geographic distribution of our brands at year-end 2021:

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Luxury
JW Marriott®	Properties	35	6	9	43	14	107
	Rooms	19,155	2,169	4,039	15,846	3,847	45,056
The Ritz-Carlton®	Properties	39	12	14	38	10	113
	Rooms	11,839	2,835	3,763	9,222	2,372	30,031
W® Hotels	Properties	24	6	6	20	7	63
	Rooms	7,041	1,354	1,989	5,514	1,752	17,650
The Luxury Collection® (1)	Properties	17	47	13	31	15	123
	Rooms	5,285	6,999	2,643	7,983	1,252	24,162
St. Regis®	Properties	10	6	9	21	4	50
	Rooms	1,968	883	2,755	5,044	568	11,218
EDITION®	Properties	4	3	3	3	—	13
	Rooms	1,207	432	638	852	—	3,129
Bvlgari®	Properties	—	3	1	3	—	7
	Rooms	—	222	121	260	—	603
Premium
Marriott® Hotels	Properties	340	103	26	96	29	594
	Rooms	132,791	26,719	7,968	32,119	7,789	207,386
Sheraton®	Properties	178	57	33	139	30	437
	Rooms	68,824	16,008	9,699	50,315	8,396	153,242
Westin®	Properties	133	18	7	61	13	232
	Rooms	54,009	5,973	1,838	18,478	3,813	84,111
Renaissance® Hotels	Properties	85	31	5	43	9	173
	Rooms	28,091	7,262	1,293	14,733	2,745	54,124
Le Méridien®	Properties	24	16	21	47	2	110
	Rooms	5,287	5,156	6,124	12,446	271	29,284
Autograph Collection® Hotels (2)	Properties	136	58	8	16	35	253
	Rooms	27,807	7,298	1,629	3,706	11,154	51,594
Delta Hotels by Marriott® (Delta Hotels®)	Properties	82	6	3	2	1	94
	Rooms	19,312	1,078	718	978	117	22,203
Gaylord® Hotels	Properties	6	—	—	—	—	6
	Rooms	10,220	—	—	—	—	10,220
Marriott Executive Apartments®	Properties	—	4	10	18	2	34
	Rooms	—	361	1,326	2,742	240	4,669
Tribute Portfolio®	Properties	40	13	1	11	4	69
	Rooms	6,554	1,398	249	1,708	193	10,102
Design HotelsTM	Properties	9	7	3	—	—	19
	Rooms	1,313	796	266	—	—	2,375

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Select
Courtyard by Marriott® (Courtyard®)	Properties	1,038	76	10	89	43	1,256
	Rooms	143,376	14,484	2,162	20,314	7,063	187,399
Residence Inn by Marriott® (Residence Inn®)	Properties	846	17	6	—	7	876
	Rooms	104,167	1,975	983	—	982	108,107
Fairfield by Marriott® (Fairfield®)	Properties	1,112	—	—	78	14	1,204
	Rooms	105,330	—	—	11,970	1,971	119,271
SpringHill Suites by Marriott® (SpringHill Suites®)	Properties	512	—	—	—	—	512
	Rooms	60,617	—	—	—	—	60,617
Four Points by Sheraton® (Four Points®)	Properties	160	19	18	84	19	300
	Rooms	24,146	3,070	4,500	22,040	2,513	56,269
TownePlace Suites by Marriott® (TownePlace Suites®)	Properties	475	—	—	—	—	475
	Rooms	48,595	—	—	—	—	48,595
Aloft® Hotels	Properties	148	10	11	31	12	212
	Rooms	21,507	1,676	2,559	6,816	1,971	34,529
AC Hotels by Marriott®	Properties	95	87	2	4	15	203
	Rooms	15,692	11,508	286	1,296	2,383	31,165
Protea Hotels® by Marriott (Protea Hotels®)	Properties	—	1	66	—	—	67
	Rooms	—	72	6,783	—	—	6,855
Element® Hotels	Properties	73	1	5	8	—	87
	Rooms	10,016	160	731	1,651	—	12,558
Moxy® Hotels	Properties	26	68	—	12	—	106
	Rooms	4,913	12,897	—	2,266	—	20,076
Residences
Residences	Properties	65	7	6	13	11	102
	Rooms	6,925	234	461	1,700	558	9,878
	Subtotal Properties	5,712	682	296	911	296	7,897
	Subtotal Rooms	945,987	133,019	65,523	249,999	61,950	1,456,478

Timeshare (3)	Properties						92
	Rooms						22,701
	Total Properties						7,989
	Total Rooms						1,479,179
(1)Includes two properties acquired when we purchased Elegant Hotels Group plc in December 2019, which we currently intend to re-brand under The Luxury Collection brand following the completion of planned renovations.
(2)Includes five properties acquired when we purchased Elegant Hotels Group plc in December 2019, which we currently intend to re-brand under the Autograph Collection brand following the completion of planned renovations.
(3)We exclude geographical data for Timeshare as its results are recorded within “Unallocated corporate and other.”
Loyalty and Credit Card Programs
Marriott BonvoyTM is our customer loyalty program through which members have access to our diverse brand portfolio, rich benefits, and travel experiences. We refer to Marriott Bonvoy throughout this report as our “Loyalty Program.”
Our Loyalty Program rewards members with points toward free hotel stays, access to travel experiences through our Marriott Bonvoy Tours & Activities program, miles with participating airline programs, and other benefits. We believe that our Loyalty Program generates substantial repeat business that might otherwise go to competing hotels. In each of 2021 and 2020, approximately 50 percent of our global room nights were booked by Loyalty Program members. We strategically market to this large and growing guest base to generate revenue. See the “Loyalty Program” caption in Note 2 for more information.
We have multi-year agreements with JPMorgan Chase and American Express for our U.S.-issued, co-brand credit cards associated with our Loyalty Program. We also license credit card programs internationally, including in Japan, Canada, the United Kingdom, United Arab Emirates, South Korea, and Mexico. We generally earn fixed amounts that are payable at contract inception and variable amounts that are paid to us monthly over the term of the agreements primarily based on card usage, and we believe that our co-brand credit cards contribute to the success of our Loyalty Program and reflect the quality and value of our portfolio of brands.

Sales and Marketing and Reservation Systems
Marriott.com, our international websites, and our mobile application allow for a seamless booking experience and easy enrollment in our Loyalty Program to book our exclusive Member Rates and participate in program benefits. Our Look No Further® Best Rate Guarantee ensures best rate integrity, strengthening consumer confidence in our brand and giving guests access to the best rates when they book hotel rooms through our direct channels. We also remain focused on growing engagement levels with millions of guests by interacting with them through a variety of channels, including our mobile application and digital guest services – contactless check-in and check-out, chat, service requests, mobile key, and more – across our hotel portfolio. Our digital strategy continues to focus on growing direct engagement with our customers through more destination content for leisure travelers and improved search optimization, as well as driving bookings to our direct channels, which generally deliver more profitable business to hotels in our system compared to bookings made through intermediary channels. Through our direct channels, we aim to create a simple and efficient digital shopping and booking experience, while elevating our service through digitally-enabled guest services to generate superior guest satisfaction and enable more frictionless and memorable stays at our properties. We are also expanding the languages with which we serve guests around the world on our digital channels.
At year-end 2021, we operated 20 hotel reservation centers, seven in the U.S. and 13 in other countries and territories, which handle reservation requests for our lodging brands worldwide, including franchised properties. We own two of the U.S. facilities and either lease the others or share space with a company-operated property. Our reservation system manages inventory and allows us to utilize third-party agents where cost effective. Economies of scale enable us to minimize costs per occupied room.
We believe our global sales and revenue management organizations are a key competitive advantage due to our focus on optimizing our investment in people, processes, and systems. Our above-property sales deployment strategy aligns our sales efforts around how the customer wants to buy, reducing duplication of efforts by individual hotels and allowing us to cover a larger number of accounts. We also utilize innovative and sophisticated revenue management systems, many of which are proprietary, which we believe provide a competitive advantage in pricing decisions, increasing efficiency and optimizing property-level revenue for hotels in our portfolio. Most of the hotels in our portfolio utilize web-based programs to effectively manage the rate set-up and modification processes. The use of these web-based programs provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.
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
Affiliation with a brand is common in the U.S. lodging industry, and we believe that our strong brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2021, approximately 72 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties are franchises, under which the owner pays the franchisor a fee for use of its hotel name and reservation system. In the franchising business, we face many competitors that have strong brands and guest appeal, including Hilton, IHG Hotels & Resorts, Hyatt, Wyndham Hotels & Resorts, Accor, Choice Hotels, Radisson Hotels, Best Western Hotels & Resorts, and others.
Outside the U.S., branding is much less prevalent, and most markets are served primarily by independent operators, although branding is more common for new hotel development compared to the past. We believe that chain affiliation will continue to become more attractive in many overseas markets as local economies grow, trade barriers decline, international travel accelerates, and hotel owners seek the benefits of centralized reservation systems, marketing programs, and loyalty programs.

Based on lodging industry data, we have an approximately 16 percent share of the U.S. hotel market and a four percent share of the hotel market outside the U.S. (based on number of rooms). We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher RevPAR than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong guest preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, our Loyalty Program, and our emphasis on guest service and guest and associate satisfaction contribute to guest preference across all our brands.
Seasonality
In general, business at company-operated and franchised properties fluctuates moderately with the seasons. However, COVID-19 has impacted, and may continue to impact, our typical seasonal patterns. In addition, business at some resort properties may be more seasonal depending on location.
Human Capital Management
Marriott’s long history of service, innovation and growth is built on a commitment to putting people first. We are committed to investing in our associates, with a focus on leadership development, recognition, compensation, career opportunity, and skills training.
At year-end 2021, Marriott employed approximately 120,000 associates at properties, customer care centers, and above-property operations. Approximately 97,000 of these associates are located in the U.S., of which approximately 19,000 belong to labor unions. Outside the U.S., some of our associates are represented by trade unions, works councils, or employee associations. These numbers do not include associates who are employed by our hotel owners but whose employment is managed by Marriott (which is common outside the U.S.) or hotel personnel employed by our franchisees or other management companies hired by our franchisees. Marriott manages approximately 205,000 associates who are employed by hotel owners. Marriott encourages franchisees to develop responsible business practices for human capital management; however, franchisees and management companies hired by franchisees are responsible for establishing their own labor and employment practices.
The impact of COVID-19 on the hospitality industry, and actions that we and others in the hospitality industry took in response to COVID-19 (including implementing furloughs, reduced work week schedules, and voluntary transition programs, and eliminating a significant number of above-property and on-property positions) have adversely affected our ability to attract and retain associates. As lodging demand recovers from the lows seen in the early months of the pandemic, we have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions, primarily in certain high-demand U.S. markets. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness.
We have taken, and continue to take, numerous steps to address the safety and well-being of our associates in light of COVID-19. For example, at our U.S. headquarters and above-property locations, we instituted a COVID-19 vaccination requirement. For our U.S. property-level associates, we instituted a multi-pronged approach to encourage and support associate vaccination, including financial incentives, schedule flexibility, and health education. We also provided quarantine pay to allow eligible associates with COVID-19 paid time to recover. In other geographies, we took legally permissible steps, dependent on the jurisdiction, including instituting vaccination requirements and offering incentives and education. In addition, we continue to implement policies and protocols designed to help minimize the spread of COVID-19 at our hotels, such as our enhanced rigorous cleaning procedures, as well as safety guidelines from the U.S. Centers for Disease Control and Prevention, the World Health Organization, and various local health departments.
We are focused on providing our associates with the tools, resources and support they need to thrive – both personally and professionally. We have comprehensive compensation and benefits packages designed to invest in our associates and enrich their physical, mental and financial well-being. Our policies and practices are designed to support pay equity throughout an associate’s career. Salary history inquiries are prohibited during our hiring process and in the U.S. pay equity audits are conducted periodically. In addition, Marriott is focused on the health and well-being of not only our associates, but of their families as well. In the U.S., we provide our associates with access to health care coverage, work/life support benefits, and other benefits that support families, including paid time off, paid parental leave, and financial assistance to help with adoption fees. We also offer comprehensive benefits programs for associates outside the U.S., the terms of which vary based on the geographic market. In addition, we offer all associates free access to a digital tool designed to help with stress management and resiliency.
In addition to offering comprehensive compensation and benefits, we place an emphasis on supporting associates through access to career growth opportunities. Through skills training programs, professional development opportunities, and other learning experiences, we provide associates with a multitude of choices for career and personal growth. Associates have access to the Digital Learning Zone, which is focused on providing personalized learning paths. Our Leadership Performance Acceleration program encourages managers and associates to have ongoing performance and development conversations throughout the year as well as periodic formal reviews to help associates develop career plans, chart a course for achieving those plans, and monitor progress. Annually, we also conduct an Associate Engagement Survey, which gives all associates the opportunity to provide feedback about their work experience. Leaders prepare action plans in response to survey results, which in turn fosters associate engagement, enhances the employment experience, and drives improvement in our Company’s culture. Despite the impact of the pandemic on our industry, Marriott’s engagement survey scores continue to be best-in-class and demonstrate satisfaction with the Marriott employment experience and pride in the Company.
Our company-wide diversity, equity, and inclusion efforts include a range of initiatives and programs to support our goal to make all stakeholders – associates, guests, owners, and suppliers – feel welcome and valued. We have oversight and accountability measures in place to support our focus on diversity, equity, and inclusion. The Inclusion and Social Impact Committee of our Board of Directors (the “ISI Committee”) helps drive accountability across the Company. Established in 2003, the ISI Committee is chaired by a member of our Board of Directors and comprised of certain other members of the Board and certain Company senior leaders. The ISI Committee assists the Board in carrying out its commitment and responsibilities relating to Marriott’s people-first culture and the Company’s efforts to foster associate well-being and inclusion. In 2021, we advanced our objectives to diversify our leadership (at the vice president level and above) by (1) accelerating our efforts to achieve global gender parity in Company leadership by 2023, which is two years earlier than our original goal, and (2) establishing a new objective to increase the representation of people of color in executive positions in the U.S. to 25 percent by 2025.
Sustainability and Social Impact
Guided by our 2025 sustainability and social impact goals, as well as the United Nations Sustainable Development Goals, we are focused on creating a positive and sustainable impact wherever we do business. Our sustainability and social impact platform, Serve 360: Doing Good in Every Direction, is built around four focus areas: Nurture Our World; Sustain Responsible Operations; Empower Through Opportunity; and Welcome All and Advance Human Rights – each with targets to drive our efforts through 2025. These targets reflect our goals to (1) support the resiliency and sustainable development of the communities and environments where we do business, (2) work to reduce our environmental impacts, design and operate sustainable hotels, and source responsibly, while mitigating climate-related risk, (3) facilitate workplace readiness and access to opportunity in our business, and (4) create a safe, welcoming world, including by working with organizations to educate and advocate on issues related to human rights throughout and beyond our business. Although our progress in some areas has been impacted by the COVID-19 pandemic, we remain focused on advancing our sustainability and social impact goals and initiatives.
In September 2021, we submitted a letter to the Science Based Targets initiative (SBTi), committing to (1) set science-based emissions reduction targets across all scopes, in line with 1.5°C emissions scenarios, and (2) set a long-term science-based target to reach net-zero value chain greenhouse gas (GHG) emissions by no later than 2050, in line with the criteria and recommendations of SBTi. We are currently preparing our submission to SBTi for our near-term targets and developing longer-term strategies to support those targets.
Our sustainability strategy and initiatives are focused on a wide range of issues, including designing resource-efficient hotels, implementing technologies to track and reduce energy and water consumption, increasing the use of renewable energy, managing climate and water-related risks, reducing waste and food waste, supporting innovative ecosystem restoration initiatives, and focusing on responsible and local sourcing.
In response to the pandemic, our hotels continued to support their local communities in need by donating food, supplies, and volunteer hours. We also deployed our Marriott Disaster Relief Fund to provide essential items, such as food vouchers, to Marriott associates in need due to the impact of the pandemic. Also in 2021, to further our human rights efforts, we launched an updated version of our human trafficking awareness training and made further progress toward our goal to train 100 percent of on-property associates in human trafficking awareness by 2025. This year, in collaboration with a leading anti-trafficking organization, we plan to make our updated training open-sourced for free access to our industry and beyond, as we currently do with the original training.
Government Regulations
As a company with global operations, we are subject to a wide variety of laws, regulations, and government policies in the U.S. and in jurisdictions around the world. Some of the regulations that most affect us include those related to employment practices; environment, health, and safety; trade and economic sanctions; competition; anti-bribery and anti-corruption; cybersecurity; data privacy, data localization, and the handling of personally identifiable information; the offer and sale of franchises; and liquor sales.

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
COVID-19 has been and continues to be a complex and evolving situation, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, at various times and to varying degrees, restrictions on various activities or other actions to combat its spread, such as warnings, restrictions and bans on travel, transportation or in-person gatherings; closures of, or occupancy or other operating limitations on, work facilities, lodging facilities, food and beverage establishments, schools, public buildings and businesses; cancellation of events, including sporting events, conferences and meetings; and quarantines and lock-downs. COVID-19 has dramatically reduced travel and demand for hotel rooms, and has negatively impacted, in some cases is continuing to negatively impact and may in the future negatively impact, our business, operations, and financial results, including, but not limited to, as follows:
•reducing revenues at our managed and franchised hotels, owned and leased hotels, and properties in which we have an investment;
•impacting the ability of our managed and franchised hotels, owned and leased hotels, and properties in which we have an investment to meet expenses, including payment of amounts owed to us;
•adversely affecting the value of our owned and leased properties or investments;
•affecting the ability or willingness of hotel owners and franchisees to service, repay or refinance existing indebtedness or similar obligations, including loans or guaranty advances we have made to or for them;
•making it more difficult for hotel owners and franchisees to obtain financing on commercially acceptable terms, or at all;
•causing hotel construction and opening delays;
•decreasing the rate at which new projects enter our pipeline;
•causing a significant number of hotels to exit our system;
•requiring us to borrow or otherwise raise a significant amount of cash in order to preserve financial flexibility, repay maturing debt and manage debt maturities;
•causing the terms of our borrowing to be more expensive or more restrictive; and
•adversely affecting our ability to attract and retain associates.
The extent to which COVID-19 impacts our business, operations, and financial results will depend on the factors described above and numerous other evolving factors that we may not be able to accurately predict or assess, including the continued duration and scope of COVID-19; the availability, effectiveness and acceptance of vaccines and treatments; COVID-19’s impact on global and regional economies and economic activity, unemployment rates and consumer discretionary spending; COVID-19’s short and longer-term impact on the demand for travel, including business transient and group business, and levels of consumer confidence; and the extent to which the recovery of travel and lodging demand is disrupted by new COVID-19 variants or other dislocations in pandemic recovery. COVID-19, and the volatile regional and global economic conditions stemming from COVID-19, as well as additional or unforeseen effects from the COVID-19 pandemic or future pandemics, could also give rise to, aggravate, and impact our ability to allocate resources to mitigate the other risks that we identify below, which in turn could materially adversely affect our business, liquidity, financial condition, and results of operations. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Risks Relating to Our Industry
Our industry is highly competitive, which may impact our ability to compete successfully for guests. We operate in markets that contain many competitors. Each of our hotel brands and our home rental offering competes with major hotel chains, regional hotel chains, independent hotels, and home sharing and rental services across national and international venues. Our ability to remain competitive and attract and retain business and leisure travelers depends on our success in distinguishing the quality and value of, and driving preference for, our lodging products and services, including our Loyalty Program, direct booking channels, consumer-facing technology platforms and services, and other offerings (including our co-branded credit cards), from those offered by others. If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to maintain or increase room rates or occupancy in those markets.
Economic downturns and other global, national, and regional conditions could further impact our financial results and growth. Because we conduct our business on a global platform, changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical and social conditions impact our activities. Our business is impacted by decreases in travel resulting from weak economic conditions, changes in energy prices and currency values, technologies that provide alternatives to in-person meetings and events, political instability, geopolitical conflict, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over disease, violence, war, or terrorism.
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
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, the failure of the hotel owner or franchisee to comply with its payment or other obligations under the agreement, a failure under some agreements to meet specified financial or performance criteria which we do not cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for certain of these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. We may have difficulty collecting damages from the hotel owner or franchisee, and any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. A significant loss of these agreements could hurt our financial performance or our ability to grow our business.
Disagreements with owners of hotels that we manage or franchise may result in arbitration or litigation or delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation and will, from time to time, give rise to disagreements, which may include disagreements over the need for or payment for new product, service or systems initiatives, the timing and amount of capital investments, and reimbursement for operating costs, system costs, or other amounts. In the months following the onset of the COVID-19 pandemic, we saw an increase in such disagreements, and an increase in disagreements may become more likely again in the future during other periods when hotel returns are weaker. We seek to resolve any disagreements and to develop and maintain positive relations with current and potential hotel owners, franchisees, and real estate investment partners, but we cannot always do so. Failure to resolve such disagreements has resulted in arbitration or litigation, and could do so in the future. If any such dispute resolution process results in an adverse outcome, we could suffer significant losses, our profits could be reduced, or our future ability to operate our business could be constrained.
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com, Priceline.com,

Booking.com, Travelocity.com, and Orbitz.com, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase by certain companies of trademarked online keywords such as “Marriott” from Internet search engines such as Google, Bing, Yahoo, and Baidu to steer guests toward their websites. Our business and profitability could be harmed to the extent that online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increasing the overall cost of Internet bookings for our hotels. In addition, if we are not able to negotiate new agreements on satisfactory terms when our existing contracts with intermediaries (which generally have 2- to 3- year terms) come up for renewal, our business and prospects could be negatively impacted in a number of ways. For example, if newly negotiated agreements are on terms less favorable to our hotels than the expiring agreements, or if we are not able to negotiate new agreements and our hotels no longer appear on intermediary websites, our bookings could decline, our profits (and the operating profits of hotels in our system) could decline, and customers and owners may be less attracted to our brands. We may not be able to recapture or offset any such loss of business through actions we take to enhance our direct marketing and reservation channels or to rely on other channels or other intermediary websites.
Our growth strategy depends upon attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors. Our growth strategy for adding lodging facilities entails entering into and maintaining various arrangements with property owners. The terms of our management agreements and franchise agreements for each of our lodging facilities are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to renew agreements or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
Our failure to comply with applicable laws and regulations may increase our costs, reduce our profits, or limit our growth. We and the hotels that we franchise or manage are subject to a variety of laws and regulations around the globe, including, among others, laws related to employment practices; marketing and advertising efforts; trade and economic sanctions; anti-bribery and anti-corruption; cybersecurity, data privacy, data localization and the handling of personally identifiable information; competition; the environment; health and safety; liquor sales; and the offer and sale of franchises. The compliance programs, internal controls, and policies we maintain and enforce to promote compliance with laws and regulations may not prevent our associates, contractors, or agents from materially violating these laws and regulations. The failure to meet the requirements of applicable laws or regulations, or publicity resulting from actual or alleged failures, could have a significant adverse effect on our results of operations or reputation.
The significance of our operations outside of the U.S. makes us susceptible to the risks of doing business internationally, which could lower our revenues, increase our costs, reduce our profits, disrupt our business, or damage our reputation. A significant number of rooms in our system are located outside of the U.S. and its territories, which exposes us to certain challenges and risks, many of which are outside of our control, and which could materially reduce our revenues or profits, materially increase our costs, result in significant liabilities or sanctions, significantly disrupt our business, or significantly damage our reputation. These challenges and risks include: (1) compliance with complex and changing laws, regulations, and government policies, including sanctions, that could have a material negative impact on our operations or our ability to pursue development opportunities, cause reputational damage, or otherwise affect us; (2) the difficulties involved in managing an organization doing business in many different countries; (3) uncertainties regarding the interpretation of local laws and the enforceability of contract and intellectual property rights under local laws; and (4) rapid changes in government policy, political or civil unrest, acts of terrorism, war, pandemics or other health emergencies, border control measures or other travel restrictions, or the threat of international boycotts or U.S. anti-boycott legislation.
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
Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Many factors can affect the reputation and value of our Company or one or more of our properties or brands, including our ability to protect and use our brands and trademarks; our hotels’ adherence to service and other brand standards; our approach to, or incidents involving, matters related to food quality and safety, guest and associate safety, health and cleanliness, managing and reducing our carbon footprint and our use of scarce natural resources, supply chain management, and diversity, human rights, and support for local communities; and our compliance with applicable laws. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our hotels, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, adverse government attention, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, and residential properties, and with respect to our credit card programs. Under the terms of their agreements with us, these third parties interact directly with guests and others under our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data or privacy incident, or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, then our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time-consuming for us to pursue such remedies and even if we are successful in pursuing such remedies, that may not be sufficient to mitigate reputational harm to us. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. Labor disputes and disruptions have in the past, and could in the future, result in adverse publicity or regulatory investigations and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions or increased demands from labor unions could harm our relationship with our associates, result in increased regulatory requirements or inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
Our business could suffer if we cannot attract and retain associates or as the result of the loss of the services of our senior executives. We compete with other companies both within and outside of our industry for personnel. We have experienced challenges hiring for certain positions due to various factors, such as increasing wage expectations and competition for labor from other industries, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. If we cannot recruit, train, develop, and retain sufficient numbers of associates, we could experience significant negative impacts on our operations, associate morale and turnover, guest satisfaction, or our internal control environment. Insufficient numbers of associates could also limit our ability to grow and expand our businesses. Labor shortages have resulted and could continue to result in higher wages and initial hiring costs, increasing our labor costs and labor costs at our hotels, which could reduce our revenues and profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business. The impact of COVID-19 on the hospitality industry, and actions that we and others in the hospitality industry have taken and may take in the future with respect to our associates and executives in response to COVID-19, have adversely affected and may in the future continue to adversely affect our ability to attract and retain associates and executives.
Risks relating to natural or man-made disasters, contagious diseases, violence, or war have reduced the demand for lodging, which has adversely affected our revenues. We have seen a decline in travel and reduced demand for lodging due to so-called “Acts of God,” such as severe storms, hurricanes, earthquakes, tsunamis, floods, volcanic activity, wildfires, and other natural disasters, as well as man-made disasters and the spread of contagious diseases in locations where we own, manage, or franchise properties and areas of the world from which we draw a large number of guests, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. Actual or threatened war, terrorist activity, political unrest, civil or geopolitical strife, and other acts of violence could have a similar effect. As with the effects we have already experienced from the COVID-19 pandemic, any one or more of these events may reduce the overall demand for lodging, limit the room rates that can be charged, affect our growth, and/or increase our operating costs, all of which could adversely affect our profits. If a terrorist event or other incident of violence were to involve one or more of our branded properties, demand for our properties in particular could suffer disproportionately, which could further hurt our revenues and profits.
Climate change and sustainability related concerns could have a material adverse effect on our business and results of operations. We are subject to the risks associated with the physical effects of climate change (including changes in sea levels, water shortages, droughts, and the natural disasters discussed in the preceding paragraph) and with changes in laws and regulations related to climate change and sustainability. Compliance with future climate-related legislation and regulation, and our efforts to achieve science-based emissions reduction targets, could be difficult and costly. Consumer travel preferences may also shift due to sustainability related concerns or costs. As a result of the foregoing, we may experience significant increased operating and compliance costs, operating disruptions or limitations, reduced demand, constraints on our growth, and physical damage to our hotels, all of which could adversely affect our profits.
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
If our brands, goodwill, or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2021, we had $18.0 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported financial condition and results of operations.

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
Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments. Our ability to sustain continued growth through management or franchise agreements for new hotels and the conversion of existing facilities to managed or franchised Marriott brands is affected, and may potentially be limited, by a variety of factors influencing real estate development generally. These include site availability, financing availability, planning, zoning and other local approvals, and other limitations that may be imposed by market and submarket factors, such as projected room occupancy and rate, changes in growth in demand compared to projected supply, territorial restrictions in our management and franchise agreements, costs of construction, demand for and availability of construction resources, and other disruptive conditions in global, regional, or local markets.
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
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. We participate, through licensing agreements, in the development and sale of residential properties associated with our brands, including residences and condominiums under many of our luxury and premium brand names and trademarks. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including risks that: (1) changes in residential real estate demand generally may reduce our profits and could make it more difficult to convince future project developers of the value added by our brands; (2) increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership generally, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay; and (3) residential construction may be subject to warranty and liability claims or claims related to purchaser deposits, and the costs of resolving such claims may be significant.
More hotel projects in our development pipeline may be cancelled or delayed in opening, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction, hotels subject to signed contracts, and hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including the risks described above in the risk factors entitled “Our ability to grow our management and franchise systems is subject to the range of risks associated with real estate investments” and “COVID-19 has had a material detrimental impact on our business and financial results, and such impact could continue and may worsen for an unknown period of time.” We have seen construction timelines for pipeline hotels lengthen due to various factors, including competition for skilled construction labor, challenges related to financing, disruption in the supply chain for materials, and the impact of COVID-19 generally, and these circumstances could continue or worsen in the future. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
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
Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences that we cannot yet fully predict. We are a party to various agreements, such as our multicurrency revolving credit agreement (as amended, the “Credit Facility”), and other instruments where obligations by or to us are calculated based on or otherwise dependent on LIBOR, many of which have not yet replaced LIBOR with an alternative benchmark rate. Effective January 1, 2022, the one week and two month USD LIBOR tenors and all tenors for EUR, CHF, JPY and GBP LIBOR are no longer being published, and all other USD LIBOR tenors will cease to be published after June 30, 2023. At this time, it is difficult for us to predict the full effect of any changes from LIBOR to an alternative benchmark rate upon or prior to the final LIBOR cessation date, the phase out of LIBOR generally, or the establishment and use of particular alternative benchmark rates to replace LIBOR. There continues to be uncertainty about how we, the financial markets, applicable law, and the courts will address the replacement of LIBOR with alternative benchmark rates for contracts that do not include fallback provisions to provide for such alternative benchmark rates. In addition, any changes from LIBOR to an alternative benchmark rate may have an uncertain impact on our cost of funds, our receipts or payments under agreements that reference LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows.
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
We are exposed to risks and costs associated with protecting the integrity and security of Company, associate, and guest data. In the operation of our business, we collect, store, use, and transmit large volumes of data regarding associates, guests, customers, owners, licensees, franchisees, and our own business operations, including credit card numbers, reservation and loyalty data, and other personal information, in various information systems that we maintain and in systems maintained by third parties, including our owners, franchisees, licensees, and service providers. The integrity and protection of this data is critical to our business. Our guests and associates also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect and appropriately use their personal information. The information, security, and privacy requirements imposed by global laws and governmental regulation, our contractual obligations, and the requirements of the payment card industry continue to become increasingly stringent in many jurisdictions in which we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements and associate and guest expectations, or may require significant additional investments or time to do so. We have incurred and may in the future incur significant additional costs to meet these requirements, obligations, and expectations, and in the event of alleged or actual noncompliance, we may experience increased operating costs, increased exposure to fines and litigation, and increased risk of damage to our reputation and brand.
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, numerous lawsuits were filed against us, as described further in Note 7. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, stockholders, or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state, and foreign governmental authorities have also made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims, and/or investigations has resulted in fines and other expenses, such as the £18.4 million fine imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) in connection with the ICO’s final decision issued in October 2020, and could result in material additional fines or remedial or other expenses. Other governmental authorities investigating or seeking information about the Data Security Incident may impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and will continue to be, devoted to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final fine imposed by the ICO and any other fines or penalties) related to the Data Security Incident, and certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program. In addition, following our March 31, 2020 announcement of an incident involving information for approximately 5.5 million guests that we believe may have been improperly accessed through an application using the login credentials of two franchise employees at a franchise property (the “Unauthorized Application Access Incident”), various governmental authorities opened investigations or requested information about the incident, and two lawsuits were filed against us related to the incident which have since been dismissed or otherwise resolved. The Unauthorized Application Access Incident or publicity related to it could negatively affect our business or reputation.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented enhanced security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, other business partners or their service providers also, as we have seen in the past, may not be sufficient. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, other business partners, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on cloud-based services and on remote access to information systems in response to COVID-19 increases the Company’s exposure to potential cybersecurity incidents. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any additional significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or Company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, future compromises in the security of our information systems or those of our owners, franchisees, licensees, other business partners, or service providers or other future disruptions or compromises of data or systems could lead to future interruptions in or other adverse effects on the operation of our systems or those of our owners, franchisees, licensees, other business partners, or service providers, resulting in operational inefficiencies and a loss of profits, and could result in negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, or associate satisfaction, retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 2.    Properties.
We describe our company-operated properties in Part I, Item 1, “Business,” earlier in this report, and under the “Properties and Rooms” caption in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results

of Operations.” We believe our owned and leased properties are in generally good physical condition with the need for only routine repairs and maintenance and periodic capital improvements. Most of our regional offices, reservation centers, and sales offices, as well as our corporate headquarters, are in leased facilities, both domestically and internationally.
As of December 31, 2021, we owned or leased the following hotel properties:

Properties	Location	Rooms
U.S. & Canada Owned Hotels
Courtyard Las Vegas Convention Center	Las Vegas, NV	149
Las Vegas Marriott	Las Vegas, NV	278
Residence Inn Las Vegas Convention Center	Las Vegas, NV	192
The Westin Peachtree Plaza, Atlanta	Atlanta, GA	1,073
W New York – Union Square	New York, NY	270
U.S. & Canada Leased Hotels
Albuquerque Airport Courtyard	Albuquerque, NM	150
Anaheim Marriott	Anaheim, CA	1,030
Baltimore BWI Airport Courtyard	Linthicum, MD	149
Baton Rouge Acadian Centre/LSU Area Courtyard	Baton Rouge, LA	149
Chicago O'Hare Courtyard	Des Plaines, IL	180
Des Moines West/Clive Courtyard	Clive, IA	108
Fort Worth University Drive Courtyard	Fort Worth, TX	130
Greensboro Courtyard	Greensboro, NC	149
Indianapolis Airport Courtyard	Indianapolis, IN	151
Irvine John Wayne Airport/Orange County Courtyard	Irvine, CA	153
Louisville East Courtyard	Louisville, KY	151
Mt. Laurel Courtyard	Mt. Laurel, NJ	151
Newark Liberty International Airport Courtyard	Newark, NJ	146
Orlando Airport Courtyard	Orlando, FL	149
Orlando International Drive/Convention Center Courtyard	Orlando, FL	151
Renaissance New York Times Square Hotel	New York, NY	317
Sacramento Airport Natomas Courtyard	Sacramento, CA	149
San Diego Sorrento Valley Courtyard	San Diego, CA	149
Spokane Downtown at the Convention Center Courtyard	Spokane, WA	149
St. Louis Downtown West Courtyard	St. Louis, MO	151
W New York – Times Square	New York, NY	509

International Owned Hotels
Courtyard by Marriott Aberdeen Airport	Aberdeen, United Kingdom	194
Courtyard by Marriott Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	264
Courtyard by Marriott Toulouse Airport	Toulouse, France	187
Colony Club, Barbados	Barbados	96
Crystal Cove, Barbados	Barbados	88
Marriott Puerto Vallarta Resort & Spa	Puerto Vallarta, Mexico	433
Residence Inn Rio de Janeiro Barra da Tijuca	Barra da Tijuca, Brazil	140
Sheraton Grand Rio Hotel & Resort	Rio de Janeiro, Brazil	538
Sheraton Lima Hotel & Convention Center	Lima, Peru	431
Sheraton Mexico City Maria Isabel Hotel	Mexico City, Mexico	755
Tamarind, Barbados	Barbados	104
The House, Barbados	Barbados	34
Treasure Beach, Barbados	Barbados	35
Turtle Beach, Barbados	Barbados	161
Waves, Barbados	Barbados	70
International Leased Hotels
African Pride Melrose Arch, Autograph Collection	Johannesburg, South Africa	118
Berlin Marriott Hotel	Berlin, Germany	379
Cape Town Marriott Hotel Crystal Towers	Cape Town, South Africa	180

Properties	Location	Rooms
Courtyard by Marriott Paris Gare de Lyon	Paris, France	249
Frankfurt Marriott Hotel	Frankfurt, Germany	593
Grosvenor House, A JW Marriott Hotel	London, United Kingdom	496
Heidelberg Marriott Hotel	Heidelberg, Germany	248
Hotel Alfonso XIII, a Luxury Collection Hotel, Seville	Seville, Spain	148
Hotel Maria Cristina, San Sebastian	San Sebastian, Spain	139
Leipzig Marriott Hotel	Leipzig, Germany	231
Protea Hotel by Marriott Cape Town Sea Point	Cape Town, South Africa	124
Protea Hotel by Marriott Midrand	Midrand, South Africa	177
Protea Hotel by Marriott O.R. Tambo Airport	Johannesburg, South Africa	213
Protea Hotel Fire & Ice! by Marriott Cape Town	Cape Town, South Africa	201
Protea Hotel Fire & Ice! by Marriott Johannesburg Melrose Arch	Johannesburg, South Africa	197
Renaissance Hamburg Hotel	Hamburg, Germany	205
Renaissance Santo Domingo Jaragua Hotel & Casino	Santo Domingo, Dominican Republic	300
Sheraton Diana Majestic, Milan	Milan, Italy	106
The Ritz-Carlton, Berlin	Berlin, Germany	303
The Ritz-Carlton, Tokyo	Tokyo, Japan	247
The St. Regis Osaka	Osaka, Japan	160
W Barcelona	Barcelona, Spain	473
W London – Leicester Square	London, United Kingdom	192
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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
At February 8, 2022, 326,311,111 shares of our Class A Common Stock (our “common stock”) were outstanding and were held by 33,148 stockholders of record. Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol MAR.

Fourth Quarter 2021 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021-October 31, 2021	—	$—	—	17.4
November 1, 2021-November 30, 2021	—	$—	—	17.4
December 1, 2021-December 31, 2021	—	$—	—	17.4
(1)On February 28, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. At year-end 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions. We do not anticipate repurchasing additional shares until our leverage ratios further improve.

Item 6.     [Reserved]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A discussion regarding our financial condition and results of operations for year-end 2020 compared to year-end 2019 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on April 2, 2021 (“2020 Form 10-K”).
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties in 139 countries and territories under 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: U.S. & Canada and International.
We earn base management fees and, under many agreements, incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. For our hotels in the Middle East and Africa, Asia Pacific excluding China, and Greater China regions, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit”) less non-controllable expenses such as property insurance, real estate taxes, and furniture, fixtures, and equipment (FF&E) reserves. Additionally, we earn franchise fees for use of our intellectual property, including fees from our co-brand credit card, timeshare, and residential programs.
On September 23, 2016, we completed the acquisition of Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), through a series of transactions, after which Starwood became an indirect wholly-owned subsidiary of the Company. We refer to the Starwood business and brands that we acquired as “Legacy-Starwood.”
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available (including rooms in hotels temporarily closed due to issues related to COVID-19), measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. Comparisons to prior periods are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2020 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. For 2021 compared to 2020, we had 4,906 comparable U.S. & Canada properties and 1,510 comparable International properties. The RevPAR, ADR, and occupancy comparisons between 2021 and 2019, which we discuss under the “Impact of COVID-19” caption below, reflect properties that are defined as comparable as of December 31, 2021, even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above.
Impact of COVID-19
COVID-19 continues to have a material impact on our business and industry. However, the recovery of both global demand and ADR continued in 2021, led primarily by robust leisure demand, which we expect to continue in 2022, and travelers who continue to embrace multi-purpose trips, mixing remote work and vacation time. The spread of COVID-19 variants, such as Delta and Omicron, constrained the pace of the recovery in the latter half of 2021 and continues to constrain the pace of recovery in the beginning of 2022. Business transient and group demand continued to slowly improve in 2021 when compared to 2020, though this demand still remains meaningfully below pre-pandemic 2019 levels. Although we have seen delays in the recovery of business transient and group demand as a result of the emergence of COVID-19 variants, we expect this demand to gradually strengthen from current levels as more workers return to the office and travel again. We have been encouraged by the swift improvement in ADR, which in the 2021 second half returned to pre-pandemic 2019 levels in certain U.S. and International markets and are optimistic about sustaining strong ADR in 2022. However, we believe COVID-19 will continue to have a material negative impact on our future results for a period of time that we are currently unable to predict.
Comparable systemwide constant dollar RevPAR in 2021 compared to 2020 improved 67.7 percent in our U.S. & Canada segment, 40.6 percent in our International segment, and 60.4 percent worldwide. Comparable systemwide constant dollar RevPAR in 2021 compared to pre-pandemic 2019 levels declined 32.5 percent in our U.S. & Canada segment, 46.6 percent in our International segment, and 36.5 percent worldwide, with improvement in the decline each succeeding quarter during 2021 for each of our segments and worldwide. Worldwide comparable systemwide occupancy and constant dollar ADR were down only 11.9 percentage points and 2.3 percent, respectively, in the 2021 fourth quarter compared to the 2019 fourth quarter, leading to RevPAR 19.0 percent below pre-pandemic 2019 levels.
In the U.S. & Canada, demand continued to recover in 2021, driven by strong leisure demand particularly at our luxury and resort hotels and in tertiary markets. Occupancy peaked in the 2021 third quarter before decreasing slightly in the 2021 fourth quarter primarily due to seasonality. Urban destinations, where we have a large presence in the U.S. & Canada, experienced meaningful improvement in demand in 2021, though they continue to lag the recovery. In other parts of the world, RevPAR continues to vary greatly by geographic market, and demand is heavily impacted by the number of COVID-19 cases, vaccination rates, and the nature and degree of government restrictions. In the 2021 fourth quarter, the decline of comparable systemwide constant dollar RevPAR when compared to pre-pandemic 2019 levels improved compared to the decline seen in the 2021 third quarter in all our International regions except for Greater China, which remained flat as a result of strict government restrictions in response to COVID-19 outbreaks in several regions.
We continue to take measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our own business. At the corporate level, we remain focused on managing our corporate general and administrative costs and are being disciplined with respect to our capital expenditures and other investment spending. Share repurchases and cash dividends remain suspended until our leverage ratios further improve, although assuming there is no meaningful setback in the global recovery from COVID-19, we could restart some level of capital returns in the second half of 2022 and more meaningful levels of capital returns in 2023 and beyond. In 2021, we substantially completed restructuring plans to achieve cost savings specific to our company-operated properties. In addition, we continue to work with owners and franchisees by adjusting renovation requirements for certain properties, deferring certain hotel initiatives, and supporting owners and franchisees who are working with their lenders to utilize FF&E reserves to meet working capital needs.
We continue to evaluate the availability of stimulus tax credits under the Coronavirus Aid, Relief, and Economic Security Act, the Taxpayer Certainty and Disaster Tax Relief Act of 2020 enacted as part of the Consolidated Appropriations Act, 2021, the American Rescue Plan Act of 2021 (“ARPA”), and other legislation. As of February 1, 2022, we have received Employee Retention Tax Credit (“ERTC”) refunds from the U.S. Treasury totaling $170 million, including $119 million in 2020 and $51 million in 2021, of which we passed through $94 million and $48 million, respectively, to the related hotels that we manage on behalf of owners. We have received from the U.S. Treasury substantially all expected ERTC refunds based on applications that we have submitted as of February 1, 2022. Additionally, as of December 31, 2021, we have received or expect to receive, through Medicare tax offsets and payments from the U.S. Treasury pursuant to ARPA, a total of $35 million as reimbursement for the cost of health coverage continuation provided to eligible former associates and furloughed or part-time associates (and their eligible enrolled dependents) in accordance with requirements under the Consolidated Omnibus Budget Reconciliation Act of 1985 for the period of April 1, 2021 to September 30, 2021. Finally, in 2021, we received subsidies totaling $28 million from German government COVID-19 assistance programs for certain of our leased hotels and equity method investments in Germany.
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

We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. In addition, certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 7 for additional information related to expenses incurred in 2021, insurance recoveries, and legal proceedings and governmental investigations related to the Data Security Incident.
System Growth and Pipeline
In 2021, our system grew from 7,642 properties (1,423,044 rooms) at year-end 2020 to 7,989 properties (1,479,179 rooms) at year-end 2021, reflecting gross additions of 517 properties (86,372 rooms) and deletions of 171 properties (30,236 rooms), including 88 properties from a primarily select-service portfolio which left our system in the 2021 first quarter. Approximately 50 percent of our 2021 gross room additions are located outside U.S. & Canada, and 21 percent were conversions from competitor brands.
At year-end 2021, we had roughly 485,000 rooms in our development pipeline, which includes more than 202,000 hotel rooms under construction and approximately 19,000 hotel rooms approved for development but not yet under signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada. In 2021, we signed management and franchise agreements for 599 properties, representing approximately 92,000 rooms, of which more than half of the rooms are located outside U.S. & Canada. Contracts signed in 2021 reflected the Company’s strength in the luxury tier, with 40 properties signed (resulting in a total of nearly 50,000 luxury rooms in our development pipeline at year-end 2021), as well as strong momentum in all-inclusive resort signings, with 22 properties signed in 2021. In addition, in 2021, longer stay brands, which include Element Hotels, Residence Inn, and TownePlace Suites, accounted for 37 percent of the Company's rooms signings in U.S. & Canada. Conversions accounted for 27 percent of rooms signings in 2021.
In 2022, we expect total gross rooms growth to approach 5.0 percent and net rooms growth of 3.5 to 4.0 percent.
Properties and Rooms
At year-end 2021, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	638	218,798	4,983	713,781	26	6,483	65	6,925	5,712	945,987
International	1,305	334,374	805	163,955	38	9,209	37	2,953	2,185	510,491
Timeshare	—	—	92	22,701	—	—	—	—	92	22,701
Total	1,943	553,172	5,880	900,437	64	15,692	102	9,878	7,989	1,479,179

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties for 2021 and 2021 compared to 2020. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	RevPAR		Occupancy			Average Daily Rate
	2021	vs. 2020	2021	vs. 2020		2021	vs. 2020
Comparable Company-Operated Properties
U.S. & Canada	$95.79	85.1%	47.1%	19.9%	pts.	$203.44	6.8%
Greater China	$67.01	28.5%	55.5%	9.7%	pts.	$120.67	6.0%
Asia Pacific excluding China	$40.45	0.7%	36.4%	5.5%	pts.	$111.05	(14.5)%
Caribbean & Latin America	$78.07	63.3%	43.6%	15.6%	pts.	$179.04	4.8%
Europe	$64.63	81.5%	33.4%	12.8%	pts.	$193.55	11.8%
Middle East & Africa	$84.18	59.6%	51.5%	15.7%	pts.	$163.51	10.8%
International - All (1)	$63.17	39.1%	44.5%	10.7%	pts.	$142.01	5.8%
Worldwide (2)	$78.01	61.5%	45.7%	14.9%	pts.	$170.83	8.9%
Comparable Systemwide Properties
U.S. & Canada	$81.55	67.7%	55.2%	18.4%	pts.	$147.84	11.7%
Greater China	$64.06	26.9%	54.2%	9.0%	pts.	$118.09	5.8%
Asia Pacific excluding China	$43.23	2.2%	37.8%	6.1%	pts.	$114.50	(14.3)%
Caribbean & Latin America	$63.98	74.3%	41.8%	16.6%	pts.	$152.94	5.0%
Europe	$56.23	71.3%	32.6%	11.5%	pts.	$172.71	10.7%
Middle East & Africa	$77.69	60.3%	50.6%	15.5%	pts.	$153.52	11.2%
International - All (1)	$58.75	40.6%	42.4%	10.8%	pts.	$138.71	4.8%
Worldwide (2)	$74.66	60.4%	51.3%	16.1%	pts.	$145.56	10.0%

(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our results in 2021 continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during 2021, and the discussion below for additional analysis of our consolidated results of operations for 2021 compared to 2020.
Fee Revenues

($ in millions)	2021	2020	Change 2021 vs. 2020
Base management fees	$669	$443	$226	51%
Franchise fees	1,790	1,153	637	55%
Incentive management fees	235	87	148	170%
Gross fee revenues	2,694	1,683	1,011	60%
Contract investment amortization	(75)	(132)	57	43%
Net fee revenues	$2,619	$1,551	$1,068	69%
The increase in base management fees primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19.
The increase in franchise fees primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19, higher co-brand credit card fees ($102 million), unit growth ($89 million), and higher residential branding fees ($39 million).
The increase in incentive management fees primarily reflected higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19. In 2021, we earned incentive management fees from 47 percent of our managed properties worldwide, compared to 37 percent in 2020. We earned incentive management fees from 13 percent of our U.S. & Canada managed properties and 63 percent of our International managed properties in 2021, compared to 3 percent in U.S. & Canada and 56 percent in International in 2020. In addition, 71 percent of our total incentive management fees in 2021 came from our International managed properties versus 92 percent in 2020.

Contract investment amortization changed primarily due to lower impairments of investments in management and franchise contracts.
Owned, Leased, and Other

($ in millions)	2021	2020	Change 2021 vs. 2020
Owned, leased, and other revenue	$796	$568	$228	40%
Owned, leased, and other - direct expenses	734	677	57	8%
Owned, leased, and other, net	$62	$(109)	$171	nm*
* Percentage change is not meaningful.
Owned, leased, and other revenue, net of direct expenses increased primarily due to net stronger results at our owned and leased properties driven by the ongoing recovery in lodging demand from the impacts of COVID-19, higher termination fees of $20 million, and $18 million of subsidies under German government COVID-19 assistance programs for certain of our leased hotels.
Cost Reimbursements

($ in millions)	2021	2020	Change 2021 vs. 2020
Cost reimbursement revenue	$10,442	$8,452	$1,990	24%
Reimbursed expenses	10,322	8,435	1,887	22%
Cost reimbursements, net	$120	$17	$103	nm*
* Percentage change is not meaningful.
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively. See Note 2 for more information about the accounting for cost reimbursements, including our Loyalty Program.
The increase in cost reimbursements, net primarily reflects higher revenues, net of expenses, for our centralized programs and services. This increase is partially offset by higher expenses for our Loyalty Program.
Other Operating Expenses

($ in millions)	2021	2020	Change 2021 vs. 2020
Depreciation, amortization, and other	$220	$346	$(126)	(36)%
General, administrative, and other	823	762	61	8%
Restructuring and merger-related charges	8	267	(259)	(97)%
Depreciation, amortization, and other expenses decreased primarily due to lower impairment charges. See Note 8 for more information about the operating lease impairment charges.
General, administrative, and other expenses increased primarily due to higher compensation costs compared to our 2020 cost reduction measures, which included reducing compensation, implementing reduced work weeks for many of our corporate associates, and furloughing a substantial number of associates, as well as higher legal expenses ($34 million). The increase was partially offset by a lower provision for credit losses ($76 million) and a favorable litigation settlement ($18 million).
Restructuring and merger-related charges decreased primarily due to the prior year increase to the put option liability discussed in Note 7 ($243 million) and 2020 restructuring charges ($56 million), partially offset by the 2020 partial reversal of the liability related to the ICO fine, which was reduced to £18.4 million in October 2020 ($39 million).

Non-Operating Income (Expense)

($ in millions)	2021	2020	Change 2021 vs. 2020
Gains and other income, net	$10	$9	$1	11%
Loss on extinguishment of debt	(164)	—	(164)	nm*
Interest expense	(420)	(445)	25	6%
Interest income	28	27	1	4%
Equity in losses	(24)	(141)	117	83%
* Percentage change is not meaningful.
In the 2021 third quarter, we recorded a loss on extinguishment of debt due to the Tender Offer discussed in Note 9.
Interest expense changed, primarily due to lower Credit Facility and commercial paper average borrowings and interest rates, partially offset by higher interest on Senior Note issuances, net of maturities.
Equity in losses changed, primarily due to 2020 impairment losses ($77 million) and the ongoing recovery in lodging demand from the impacts of COVID-19.
Income Taxes

($ in millions)	2021	2020	Change 2021 vs. 2020
(Provision) benefit for income taxes	$(81)	$199	$(280)	(141)%
Our tax provision in 2021, compared to our tax benefit in 2020, primarily reflected the increase in operating income ($256 million), lower tax benefit from impairment charges ($64 million) and the prior year tax benefit from the Sheraton Grand Chicago put option reserve ($61 million). The change was partially offset by the current year release of tax reserves due to favorable audit resolutions during 2021 ($43 million) and a current year tax benefit from the loss on extinguishment of debt ($42 million).
BUSINESS SEGMENTS
Our segment results in 2021 continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during 2021 and the discussion below for additional analysis of the operating results of our reportable business segments.

($ in millions)	2021	2020	Change 2021 vs. 2020
U.S. & Canada
Segment revenues	$10,356	$7,905	$2,451	31%
Segment profit	1,394	198	1,196	604%
International
Segment revenues	2,254	1,597	657	41%
Segment profit (loss)	258	(222)	480	216%

	Properties				Rooms
	December 31, 2021	December 31, 2020	vs. December 31, 2020		December 31, 2021	December 31, 2020	vs. December 31, 2020
U.S. & Canada	5,712	5,534	178	3%	945,987	924,090	21,897	2%
International	2,185	2,017	168	8%	510,491	476,199	34,292	7%
U.S. & Canada
U.S. & Canada segment profit increased primarily due to the following:
•$666 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both occupancy and ADR as well as higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, unit growth, and higher residential branding fees, partially offset by lower fees from properties that were terminated;
•$131 million of higher cost reimbursement revenue, net of reimbursed expenses;

•$117 million of lower depreciation, amortization, and other expenses, primarily reflecting lower operating lease impairment charges;
•$84 million of lower equity in losses, primarily reflecting prior year impairment charges ($60 million) and lower losses recorded by investees due to the ongoing recovery in lodging demand from the impacts of COVID-19;
•$62 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19;
•$55 million of lower general, administrative, and other expenses, primarily reflecting lower provision for credit losses ($34 million) and a favorable litigation settlement ($18 million);
•$53 million of lower contract investment amortization costs, primarily reflecting lower contract impairment charges; and
•$28 million of lower restructuring and merger-related charges.
International
International 2021 segment profit, compared to the 2020 segment loss, primarily reflected:
•$230 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both occupancy and ADR as well as higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, unit growth, and higher residential branding fees;
•$108 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19, subsidies under German government COVID-19 assistance programs for certain of our leased hotels, and higher termination fees;
•$69 million of higher cost reimbursement revenue, net of reimbursed expenses;
•$27 million of lower general, administrative, and other expenses primarily reflecting lower provision for credit losses; and
•$18 million of lower equity in losses primarily due to the ongoing recovery in lodging demand from the impacts of COVID-19.
STOCK-BASED COMPENSATION
See Note 5 for more information.
NEW ACCOUNTING STANDARDS
We do not expect that accounting standard updates issued to date and that are effective after December 31, 2021 will have a material effect on our Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2021, our long-term debt had a weighted average interest rate of 3.4 percent and a weighted average maturity of approximately 6.5 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at year-end 2021.
In response to the negative impact COVID-19 had on our cash from operations in 2021 and 2020, which we expect to continue to be negatively impacted, we remain focused on preserving our financial flexibility and managing our debt maturities. We also remain focused on managing our corporate general and administrative costs and our capital expenditures and other investment spending. Share repurchases and dividends remain suspended until our leverage ratios further improve, although assuming there is no meaningful setback in the global recovery from COVID-19, we could restart some level of capital returns in the second half of 2022 and more meaningful levels of capital returns in 2023 and beyond. In 2021, we issued $1.8 billion aggregate principal amount of senior notes, redeemed all $400 million aggregate principal amount of our Series N Notes, and repurchased and retired $1 billion aggregate principal amount of our Series EE Notes maturing in 2025, which we discuss further under the “Sources of Liquidity - Senior Notes Issuances, Redemptions, and Repurchases” section below and in Note 9.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We currently believe the Credit Facility, our cash on hand, and our access to capital markets remain adequate to meet our liquidity requirements.
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. As of December 31, 2021, we had total outstanding borrowings under the Credit Facility of $1.1 billion and remaining borrowing capacity of $3.4 billion.
We entered into amendments to the Credit Facility in April 2020 and January 2021 (the “Credit Facility Amendments”), as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as amended. The debt leverage covenant in the Credit Facility, which is tested each quarter and was waived pursuant to the Credit Facility Amendments through and including the fourth quarter of 2021, resumes beginning with the quarter ending March 31, 2022. The Credit Facility Amendments adjusted the required leverage levels for this covenant when it is re-imposed (starting at 5.50 to 1.00 for the test period ending on March 31, 2022 and gradually stepping down to 4.00 to 1.00 over the succeeding five fiscal quarters, as further described in the Credit Facility). The Credit Facility Amendments also amended certain other terms of the Credit Facility, including reducing the rate floor for the LIBOR Daily Floating Rate and the Eurocurrency Rate.
Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios. We currently satisfy the covenants in our Credit Facility.
Senior Notes Issuances, Redemptions, and Repurchases
In January 2022, we made a $404 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series Q Notes.
In September 2021, we completed a tender offer (the “Tender Offer”) and purchased and retired $1 billion aggregate principal amount of our 5.750 percent Series EE Notes maturing May 1, 2025. We used the net proceeds from our Series II Notes offering described below and cash on hand to complete the repurchase of such Series EE Notes, including the payment of accrued interest and other costs incurred. As a result of the Tender Offer, in the 2021 third quarter, we recorded a loss of $164 million in the “Loss on extinguishment of debt” caption of our Income Statements.
In September 2021, we issued $700 million aggregate principal amount of 2.750 percent Series II Notes due October 15, 2033 (the “Series II Notes”). We will pay interest on the Series II Notes in April and October of each year, commencing in April 2022. We received net proceeds of approximately $693 million from the offering of the Series II Notes, after deducting the underwriting discount and estimated expenses. We used the net proceeds to fund the Tender Offer, as further described above.

In August 2021, we redeemed all $400 million aggregate principal amount of our Series N Notes due in October 2021.
In March 2021, we issued $1.1 billion aggregate principal amount of 2.850 percent Series HH Notes due April 15, 2031 (the “Series HH Notes”). We pay interest on the Series HH Notes in April and October of each year. We received net proceeds of approximately $1,089 million from the offering of the Series HH Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including the repayment of a portion of our outstanding borrowings under the Credit Facility.
Commercial Paper
Due to changes to our credit ratings as a result of the impact of COVID-19 on our business, we currently are not issuing commercial paper. As a result, we have had to rely more on borrowings under the Credit Facility and issuance of senior notes, which carry higher interest costs than commercial paper.
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $1,421 million at December 31, 2021, an increase of $527 million from year-end 2020, primarily due to net cash provided by operating activities ($1,177 million) and Credit Facility borrowings, net of repayments ($150 million), partially offset by Senior Notes repayments, net of issuances ($368 million), capital and technology expenditures ($183 million), cash paid for debt extinguishment costs associated with the Tender Offer ($155 million), and financing outflows for employee stock-based compensation withholding taxes ($90 million).
Cash from Operations
Net cash provided by operating activities decreased by $462 million in 2021 compared to 2020, primarily due to net cash inflow from our Loyalty Program in 2020 and higher cash paid for income taxes, partially offset by higher net income recorded in 2021 (adjusted for non-cash items and the loss on extinguishment of debt). Cash inflow from our Loyalty Program in 2020 included $920 million of cash received from the prepayment of certain future revenues under the amendments to our existing U.S.-issued co-brand credit card agreements, which reduced in 2021 and will in the future reduce the amount of cash we receive from these card issuers.
Our ratio of current assets to current liabilities was 0.6 to 1.0 at year-end 2021 and 0.5 to 1.0 at year-end 2020. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital and technology expenditures of $183 million in 2021 and $135 million in 2020. Capital expenditures in 2021 increased by $48 million compared to 2020, primarily reflecting higher spending on our new headquarters.
We expect capital expenditures and other investments will total approximately $600 million to $700 million for 2022, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $250 million for maintenance capital spending and our new headquarters).
Over time, we have sold lodging properties, both completed and under development, subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. We have made, and expect to continue making, selective and opportunistic investments to add units to our lodging business, which may include property acquisitions and renovations, new construction, loans, guarantees, and equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long-term management or franchise agreements.
Dispositions. Property and asset sales generated $12 million cash proceeds in 2021 and $260 million in 2020.
Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $27 million in 2021, compared to net advances of $33 million in 2020. At year-end 2021, we had $153 million of senior, mezzanine, and other loans outstanding, compared to $163 million outstanding at year-end 2020.

Financing Activities Cash Flows
Debt. Debt decreased by $238 million in 2021, to $10,138 million at year-end 2021 from $10,376 million at year-end 2020. See “Sources of Liquidity,” caption in this “Liquidity and Capital Resources” section and Note 9 for additional information on the Senior Note and Credit Facility transactions in 2021.
Share Repurchases and Dividends. We did not repurchase any shares of our common stock in 2021. At year-end 2021, 17.4 million shares remained available for repurchase under Board approved authorizations. We also did not declare any cash dividends in 2021. We do not anticipate repurchasing additional shares or declaring cash dividends until our leverage ratios further improve. Assuming there is no meaningful setback in the global recovery from COVID-19, we could restart some level of capital returns in the second half of 2022 and more meaningful levels of capital returns in 2023 and beyond.
Material Cash Requirements
Our material cash requirements include the following contractual obligations and off-balance sheet arrangements.
•At year-end 2021, we had $12,169 million of debt, including principal and future interest payments, of which $1,134 million is payable within the next 12 months from year-end 2021. See Note 9 for further information about our long-term debt.
•We enter into operating and finance leases primarily for hotels, offices, and equipment, which are discussed in Note 8.
•At December 31, 2021, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $349 million, of which $43 million is payable within the next 12 months from year-end 2021.
•The Company also had guarantees, a contingent purchase obligation, commitments, and letters of credit as of year-end 2021, which are discussed in Note 7. The majority of our guarantee commitments are not expected to be funded within the next 12 months from year-end 2021. In addition to the purchase obligations discussed in Note 7, in the normal course of business, we enter into purchase commitments and incur other obligations to manage the daily operating needs of the hotels that we manage. Since our contracts with owners require reimbursement for these amounts, these obligations are expected to have minimal impact on our net income and cash flow.
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
See Note 2 for further information related to our critical accounting policies and estimates, which are as follows:
Loyalty Program, including how we estimate the breakage of hotel points, credit card points, and free night certificates, the volume of points and free night certificates that will be issued under our co-brand credit card agreements, the amount of consideration to which we will be entitled under our co-brand credit card agreements, and the stand-alone selling prices of goods and services provided under our co-brand credit card agreements. Changes in these estimates could result in material changes to our liability for guest loyalty program and Loyalty Program revenue. Based on the conditions existing at December 31, 2021 and holding other factors constant, a one percent decrease in our estimate of the breakage of points could result in an increase in the liability for guest loyalty program of approximately $40 million. The breakage impact may vary significantly depending on the specific Loyalty Program points for which the anticipated breakage changes.

Goodwill, including how we evaluate the fair value of reporting units and when we record an impairment loss on goodwill. During the 2021 fourth quarter, we conducted our annual goodwill impairment test and no impairment charges were recorded. The estimated fair values of all our reporting units significantly exceeded their carrying values at the date of their most recent estimated fair value determination.
Intangibles and Long-Lived Assets, including how we evaluate the fair value of intangibles and long-lived assets and when we record impairment losses on intangibles and long-lived assets. During 2021, we evaluated our intangibles and long-lived asset groups for impairment and did not record any material impairment charges. The estimated fair values of all our indefinite-lived intangible assets significantly exceeded their carrying values at the date of their most recent estimated fair value determination.
Investments, including information on how we evaluate the fair value of investments and when we record impairment losses on investments. During 2021, we evaluated our investments for impairment and did not record any material impairment charges.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates, stock prices, currency exchange rates, and debt prices. We manage our exposure to these risks by monitoring available financing alternatives, through the development and application of credit granting policies, and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how we manage such exposure in the future.
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
The following table sets forth the scheduled maturities and the total fair value as of year-end 2021 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2022	2023	2024	2025	2026	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts. Fair values represent assets.
Fixed-rate notes receivable	$6	$2	$9	$2	$2	$28	$49	$43
Average interest rate							1.03%
Floating-rate notes receivable	$3	$42	$16	$1	$3	$39	$104	$97
Average interest rate							3.06%
Liabilities - Maturities represent expected principal payments. Fair values represent liabilities.
Fixed-rate debt	$(572)	$(675)	$—	$(1,302)	$(746)	$(4,855)	$(8,150)	$(8,615)
Average interest rate							3.69%
Floating-rate debt	$(226)	$—	$(1,616)	$—	$—	$—	$(1,842)	$(1,853)
Average interest rate							1.52%

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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2021, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Marriott International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2021, and the related notes, and our report dated February 15, 2022 expressed an unqualified opinion thereon.

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
February 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marriott International, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three fiscal years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 15, 2022 expressed an unqualified opinion thereon.
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
During 2021 the Company recognized $1,966 million of revenues previously deferred as of December 31, 2020 and had deferred revenue of $6,471 million as of December 31, 2021 associated with the Marriott Bonvoy guest loyalty program (the “Loyalty Program”). As discussed in Note 2 to the financial statements, the Company recognizes revenue for performance obligations relating to Loyalty Program points and free night certificates as they are redeemed and the related performance obligations are satisfied. The Company recognizes a portion of revenue for the Licensed IP performance obligation under the sales-based royalty criteria, with the remaining portion recognized on a straight-line basis over the contract term. Revenue is recognized utilizing complex models based upon the estimated standalone selling price per point and per free night certificate, which includes judgment in making the estimates of variable consideration and breakage of points.

Auditing Loyalty Program results is complex due to: (1) the complexity of models and high volume of data used to monitor and account for Loyalty Program results, and (2) the complexity and judgment of estimating the standalone selling price per Loyalty Program point, including both the estimate of variable consideration under the Company’s co-brand credit card agreements which has significant estimation uncertainty associated with projecting future cardholder spending and redemption activity, and the estimated breakage of Loyalty Program points which requires the use of specialists.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of accounting for the Loyalty Program. For example, we tested controls over the accounting methods and model used in reporting results of the Loyalty Program, management’s review of the assumptions and data inputs utilized in estimating the standalone selling price per Loyalty Program point, as well as the development of the estimated breakage.

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

Accounting for General and Administrative Expenses and Reimbursed Expenses
Description of the Matter
During 2021 the Company recognized $823 million of general and administrative expenses and $10,322 million of reimbursed expenses. As discussed in Note 2 to the financial statements, the Company incurs certain expenses that are for the benefit of, and reimbursable from, hotel owners and franchisees. Such amounts are recorded in the period in which the expense is incurred and include judgment with respect to the allocation of certain costs between general and administrative expenses, which are non-reimbursable, and reimbursed expenses.

Auditing the classification of general and administrative expenses and reimbursed expenses is complex due to: (1) judgment associated with testing management’s conclusions regarding the allocation of costs between reimbursable and non-reimbursable expenses, (2) the complexity associated with allocating above-property expenses to hotel owners and franchisees due to the high volume of data used to monitor and account for reimbursed expenses and (3) incentives within management’s compensation structure designed to achieve certain financial targets that exclude the impact of reimbursed expenses.

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

Tysons, Virginia
February 15, 2022

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Fiscal Years 2021, 2020, and 2019
($ in millions, except per share amounts)

	2021	2020	2019
REVENUES
Base management fees	$669	$443	$1,180
Franchise fees	1,790	1,153	2,006
Incentive management fees	235	87	637
Gross fee revenues	2,694	1,683	3,823
Contract investment amortization	(75)	(132)	(62)
Net fee revenues	2,619	1,551	3,761
Owned, leased, and other revenue	796	568	1,612
Cost reimbursement revenue (1)	10,442	8,452	15,599
	13,857	10,571	20,972
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	734	677	1,316
Depreciation, amortization, and other	220	346	341
General, administrative, and other	823	762	938
Restructuring and merger-related charges	8	267	138
Reimbursed expenses (1)	10,322	8,435	16,439
	12,107	10,487	19,172
OPERATING INCOME	1,750	84	1,800
Gains and other income, net	10	9	154
Loss on extinguishment of debt	(164)	—	—
Interest expense	(420)	(445)	(394)
Interest income	28	27	26
Equity in (losses) earnings (1)	(24)	(141)	13
INCOME (LOSS) BEFORE INCOME TAXES	1,180	(466)	1,599
(Provision) benefit for income taxes	(81)	199	(326)
NET INCOME (LOSS)	$1,099	$(267)	$1,273
EARNINGS (LOSS) PER SHARE
Earnings (loss) per share - basic	$3.36	$(0.82)	$3.83
Earnings (loss) per share - diluted	$3.34	$(0.82)	$3.80
(1)See Note 15 for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fiscal Years 2021, 2020, and 2019
($ in millions)

	2021	2020	2019
Net income (loss)	$1,099	$(267)	$1,273
Other comprehensive income (loss):
Foreign currency translation adjustments	(212)	229	35
Derivative instrument adjustments and other, net of tax	5	(3)	(5)
Total other comprehensive (loss) income, net of tax	(207)	226	30
Comprehensive income (loss)	$892	$(41)	$1,303
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2021 and 2020
($ in millions)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and equivalents	$1,393	$877
Accounts and notes receivable, net	1,982	1,768
Prepaid expenses and other	251	180
	3,626	2,825
Property and equipment, net	1,503	1,514
Intangible assets
Brands	5,979	6,059
Contract acquisition costs and other	2,947	2,930
Goodwill	9,073	9,175
	17,999	18,164
Equity method investments	387	422
Notes receivable, net	144	159
Deferred tax assets	228	249
Operating lease assets	1,062	752
Other noncurrent assets	604	616
	$25,553	$24,701
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$805	$1,173
Accounts payable	726	527
Accrued payroll and benefits	1,187	831
Liability for guest loyalty program	2,522	1,769
Accrued expenses and other	1,167	1,452
	6,407	5,752
Long-term debt	9,333	9,203
Liability for guest loyalty program	3,949	4,502
Deferred tax liabilities	169	83
Deferred revenue	1,181	1,542
Operating lease liabilities	1,098	823
Other noncurrent liabilities	2,002	2,366
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,892	5,851
Retained earnings	10,305	9,206
Treasury stock, at cost	(14,446)	(14,497)
Accumulated other comprehensive loss	(342)	(135)
	1,414	430
	$25,553	$24,701
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2021, 2020, and 2019
($ in millions)

	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$1,099	$(267)	$1,273
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	295	478	403
Stock-based compensation	182	201	187
Income taxes	(281)	(478)	(200)
Liability for guest loyalty program	(28)	535	257
Contract acquisition costs	(210)	(142)	(195)
Restructuring and merger-related charges	(10)	200	86
Working capital changes	110	(28)	(273)
(Gain) loss on asset dispositions	(3)	3	(147)
Loss on extinguishment of debt	164	—	—
Deferred revenue changes and other	(141)	1,137	294
Net cash provided by operating activities	1,177	1,639	1,685
INVESTING ACTIVITIES
Capital and technology expenditures	(183)	(135)	(653)
Dispositions	12	260	395
Loan advances	(13)	(41)	(30)
Loan collections	40	8	51
Other	(43)	(57)	(47)
Net cash (used in) provided by investing activities	(187)	35	(284)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	150	(2,290)	951
Issuance of long-term debt	1,793	3,561	1,397
Repayment of long-term debt	(2,174)	(1,887)	(835)
Issuance of Class A Common Stock	2	—	7
Debt extinguishment costs	(155)	—	—
Dividends paid	—	(156)	(612)
Purchase of treasury stock	—	(150)	(2,260)
Stock-based compensation withholding taxes	(90)	(103)	(148)
Other	11	(8)	(8)
Net cash used in financing activities	(463)	(1,033)	(1,508)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	527	641	(107)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	894	253	360
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$1,421	$894	$253
(1)The 2021 amounts include beginning restricted cash of $17 million at December 31, 2020 and ending restricted cash of $28 million at December 31, 2021, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years 2021, 2020, and 2019
(in millions, except per share amounts)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
339.1		Balance at December 31, 2018	$2,225	$5	$5,814	$8,982	$(12,185)	$(391)
—		Adoption of ASU 2016-02	1	—	—	1	—	—
—		Net income	1,273	—	—	1,273	—	—
—		Other comprehensive income	30	—	—	—	—	30
—		Dividends ($1.85 per share)	(612)	—	—	(612)	—	—
2.2		Stock-based compensation plans	46	—	(14)	—	60	—
(17.3)		Purchase of treasury stock	(2,260)	—	—	—	(2,260)	—
324.0		Balance at December 31, 2019	703	5	5,800	9,644	(14,385)	(361)
—		Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—		Net loss	(267)	—	—	(267)	—	—
—		Other comprehensive income	226	—	—	—	—	226
—		Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.4		Stock-based compensation plans	89	—	51	—	38	—
(1.0)		Purchase of treasury stock	(150)	—	—	—	(150)	—
324.4		Balance at December 31, 2020	430	5	5,851	9,206	(14,497)	(135)
—		Net income	1,099	—	—	1,099	—	—
—		Other comprehensive loss	(207)	—	—	—	—	(207)
1.9		Stock-based compensation plans	92	—	41	—	51	—
326.3	(1)	Balance at December 31, 2021	$1,414	$5	$5,892	$10,305	$(14,446)	$(342)
(1)Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $0.01 per share and 10 million shares of preferred stock, without par value. At year-end 2021, we had 326.3 million of these authorized shares of our common stock and no preferred stock outstanding.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Consolidated Financial Statements as our “Financial Statements,” (2) our Consolidated Statements of Income (Loss) as our “Income Statements,” (3) our Consolidated Balance Sheets as our “Balance Sheets,” (4) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America, Europe, Middle East and Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2021 and fiscal year-end 2020 and the results of our operations and cash flows for fiscal years 2021, 2020, and 2019. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Base Management and Incentive Management Fees: For our managed hotels, we have performance obligations to provide hotel management services and a license to our intellectual property for the use of our brand names. As compensation for such services, we are generally entitled to receive base fees, which are a percentage of the revenues of hotels, and incentive management fees, which are generally based on a measure of hotel profitability. Both the base and incentive management fees are variable consideration, as the transaction price is based on a percentage of revenue or profit, as defined in each contract. We recognize base management fees on a monthly basis over the term of the agreement as those amounts become payable. We recognize incentive management fees on a monthly basis over the term of the agreement based on each property’s financial results, as long as we do not expect a significant reversal due to projected future hotel performance or cash flows in future periods.
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

Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the long term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally a combination of fixed fees and variable fees based on sales or other metrics and are payable on a monthly basis. We generally recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, we present in the “Reimbursed expenses” caption of our Income Statements spending funded by the proceeds ($664 million, $425 million after-tax) from the 2017 sale of our interest in Avendra LLC, which we committed would be used for the benefit of hotels in our system. Such spending totaled $56 million ($42 million after-tax) in 2021, $62 million ($46 million after-tax) in 2020, and $118 million ($87 million after-tax) in 2019.
Other Revenue: Includes Global Design fees, which we describe below, termination fees, and other property and brand revenues. We generally recognize termination fees when collection is probable and other revenue as services are rendered. Amounts received in advance are deferred as liabilities.
We provide certain hotel design and construction review (“Global Design”) services to our managed and franchised hotel owners, generally during the period prior to a hotel’s opening or during the period a hotel is converting to a Marriott brand (the “pre-opening period”). As compensation for such services, we may be entitled to receive a one-time fixed fee that is payable during the pre-opening period of the hotel. As these services are not a distinct performance obligation, we recognize the fees on a straight-line basis over the initial term of the management or franchise agreement within the “Owned, leased, and other revenue” caption of our Income Statements.
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
Loyalty Program: Loyalty Program members earn points based on the money they spend at our hotels; the exchange of timeshare ownership interests; purchases of timeshare interval, fractional ownership, and residential products; and through participation in travel experiences and affiliated partners’ programs, such as those offered by credit card, car rental, airline, and other companies. Members can redeem points for stays at most of our hotels, airline tickets, airline frequent flyer program miles, rental cars, merchandise, and a variety of other awards. Points cannot be redeemed for cash.
Under our Loyalty Program, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Program as a cross-brand marketing program to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Program, including costs for marketing, promotion, communication with, and performing member services for Loyalty Program members, with no added mark-up. We generally receive monthly cash contributions from managed, franchised, owned, and leased hotels based on a portion of qualified spend by Loyalty Program members (when the points are earned). We recognize these contributions into revenue as we provide the related service (when the points are redeemed). The amount of revenue we recognize upon point redemption is based on a blend of historical funding rates and is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate breakage based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption on our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. Our redemption cost, which is generally based on redemption rates that can increase in periods in which occupancy at the property exceeds a certain threshold, could be higher or lower than our revenue recognized in any given period. We recognize all other Loyalty Program costs as incurred in our “Reimbursed expenses” caption.

We have multi-year agreements for our co-brand credit cards associated with our Loyalty Program. Under these agreements, we have performance obligations to provide a license to the intellectual property associated with our brands and marketing lists (“Licensed IP”) to the financial institutions that issue the credit cards, to arrange for the redemption of Loyalty Program points as discussed in the preceding paragraph, and to arrange for the redemption of free night certificates provided to cardholders. We receive fees from these agreements, including fixed amounts that are primarily payable at contract inception, and variable amounts that are paid to us monthly over the term of the agreements, based on: (1) the number of free night certificates issued or redeemed; (2) the number of Loyalty Program points purchased; and (3) the volume of cardholder spend. We allocate those fees among the performance obligations, including the Licensed IP, our Loyalty Program points, and free night certificates provided to cardholders based on their estimated standalone selling prices. The estimation of the standalone selling prices requires significant judgments based upon generally accepted valuation methodologies regarding the value of our Licensed IP, the amount of funding we will receive, and the number of Loyalty Program points and free night certificates cardholders will redeem over the term of the agreements. We base our estimates of these amounts on our historical experience and expectation of future cardholder behavior. We recognize the portion of the Licensed IP revenue that meets the sales-based royalty criteria as the credit cards are used and the remaining portion of the Licensed IP revenue on a straight-line basis over the contract term. In our Income Statements, we primarily recognize Licensed IP revenue in the “Franchise fees” caption, and we recognize a portion in the “Cost reimbursement revenue” caption. We recognize the revenue related to the Loyalty Program points as discussed in the preceding paragraph. We recognize the revenue related to the free night certificates when the related service is provided. We recognize revenue net of the redemption cost, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property.
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
Current and noncurrent deferred revenue decreased by $340 million, to $1,527 million at December 31, 2021 from $1,867 million at December 31, 2020, primarily as a result of $334 million of revenue recognized in 2021 that was deferred as of December 31, 2020, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss below. The decrease was partially offset by deferred cash received for free night certificates related to the co-brand credit cards and gift cards, as well as an increase in franchise application and relicensing fees. Our current deferred revenue, which we present in the “Accrued expenses and other” caption of our Balance Sheets, was $346 million at year-end 2021 and $325 million at year-end 2020.
Our current and noncurrent liability for guest loyalty program increased by $200 million, to $6,471 million at December 31, 2021, from $6,271 million at December 31, 2020, primarily reflecting an increase in points earned by members. This includes a $228 million reclassification from deferred revenue to the liability for guest loyalty program as a result of points that were earned during the period by members using our U.S.-issued co-brand credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $1,966 million of revenue recognized in 2021, that was deferred as of December 31, 2020. The current portion of our liability for guest loyalty program increased compared to December 31, 2020, due to higher estimated redemptions in the short-term. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In 2021, the updated estimates resulted in a net increase in revenue, and a corresponding reduction in the liability for guest loyalty program of approximately $58 million.

Costs Incurred to Obtain and Fulfill Contracts with Customers
We incur certain costs to obtain and fulfill contracts with customers, which we capitalize and amortize on a straight-line basis over the initial, non-cancellable term of the contract. We classify incremental costs of obtaining a contract with a customer in the “Contract acquisition costs and other” caption of our Balance Sheets, the related amortization in the “Contract investment amortization” caption of our Income Statements, and the cash flow impact in the “Contract acquisition costs” caption of our Statements of Cash Flows. We assess the assets for impairment when events or changes in circumstances indicate that we may not be able to recover the carrying value. We recognize an impairment loss for the amount by which the carrying value exceeds the expected net future cash flows. We classify certain direct costs to fulfill a contract with a customer in the “Other noncurrent assets” and “Prepaid expenses and other” captions of our Balance Sheets, and the related amortization in the “Owned, leased, and other - direct expenses” caption of our Income Statements. We had capitalized costs to fulfill contracts with customers of $368 million at December 31, 2021 and $366 million at December 31, 2020. See Note 10 for information on capitalized costs incurred to obtain contracts with customers.
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
Retirement Savings Plan
We contribute to tax-qualified retirement plans for the benefit of U.S. employees who meet certain eligibility requirements and choose to participate in the plans. Participating employees specify the percentage or amount of salary they wish to contribute from their compensation, and the Company typically makes discretionary and certain other matching or supplemental contributions. We recognized compensation costs from Company contributions of $80 million in 2021, $75 million in 2020, and $128 million in 2019.
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
Stock-Based Compensation
Our stock-based compensation awards primarily consist of restricted stock units (“RSUs”). We measure compensation costs for our stock-based payment transactions at fair value based on the average of the high and low stock price on the grant date (discounted for the lack of marketability and dividends), and we recognize those costs in our Financial Statements over the vesting period during which the employee provides service in exchange for the award.
Advertising Costs
We expense costs to produce advertising as they are incurred and to communicate advertising as the communication occurs and record such amounts in reimbursed expenses to the extent undertaken on behalf of our owners and franchisees. We recognized advertising costs of $470 million in 2021, $276 million in 2020, and $851 million in 2019.

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
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We record an allowance for credit losses measured over the contractual life of the instrument based on an assessment of historical collection activity and current and forecasted future economic conditions by region. Our allowance for credit losses was $187 million at December 31, 2021 and $207 million at December 31, 2020. The decrease during 2021 was primarily due to the write-off of amounts deemed uncollectible, partially offset by the provision for credit losses. Our provision for credit losses totaled $22 million in 2021 and $136 million in 2020.
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
Goodwill
We test goodwill for potential impairment at least annually in the fourth quarter, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors we consider when making this determination include, but are not limited to, assessing general economic conditions, hospitality industry trends, and overall financial performance of the reporting unit. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
We calculate the estimated fair value of an intangible asset or asset group using the income approach or the market approach. We utilize the same assumptions and methodology for the income approach that we describe in the “Goodwill” caption. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation. See Note 8 for additional information.
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

Fair Value Measurements
We have various financial instruments we must measure at fair value on a recurring basis, including certain marketable securities and derivatives. See Note 12 for further information. We also apply the provisions of fair value measurement to various nonrecurring measurements for our financial and nonfinancial assets and liabilities.
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
Level 3 inputs include unobservable inputs that reflect our assumptions about what factors market participants would use in pricing the asset or liability. We develop these inputs based on the best information available, including our own data.
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
Loan Loss Reserves
We may make senior, mezzanine, and other loans to owners of hotels that we operate or franchise, generally to facilitate the development or renovation of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the hotels mature and capital markets permit. We use metrics such as loan-to-value ratios and debt service coverage, and other information about collateral and from third-party rating agencies to assess the credit quality of the loan receivable, both upon entering into the loan agreement and on an ongoing basis as applicable.
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

Leases
We determine if an arrangement is a lease or contains a lease at the inception of the contract. We evaluate leases for classification as operating or financing upon lease commencement. Our leases generally contain fixed and variable components. The variable components of our leases are primarily based on operating performance of the leased property. Our lease agreements may also include non-lease components, such as common area maintenance, which we combine with the lease component to account for both as a single lease component.
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
Self-Insurance Programs
We self-insure for certain levels of liability, workers’ compensation, property insurance and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of two percent to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements. We classify the current portion of our self-insurance reserve in the “Accrued expenses and other” caption and the noncurrent portion in the “Other noncurrent liabilities” caption of our Balance Sheets. The current portion of our self-insurance reserve was $124 million at December 31, 2021 and $121 million at December 31, 2020. The noncurrent portion of our self-insurance reserve was $290 million at December 31, 2021 and $341 million at December 31, 2020.
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
NOTE 3. RESTRUCTURING CHARGES
Beginning in the 2020 second quarter, we initiated several regional restructuring plans to achieve cost savings in response to the decline in lodging demand caused by COVID-19. We substantially completed our above-property programs as of December 31, 2020 and our property-level programs as of September 30, 2021.
The following table presents our restructuring liability activity during the period:

($ in millions)	Employee termination benefits
Balance at December 31, 2020	$143
Charges	—
Cash payments	(122)
Other	(6)
Balance at December 31, 2021, classified in “Accrued expenses and other”	$15
NOTE 4. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method in order to calculate the dilutive effect of the Company’s potential common stock:

(in millions, except per share amounts)	2021	2020	2019
Computation of Basic Earnings Per Share
Net income (loss)	$1,099	$(267)	$1,273
Shares for basic earnings per share	327.2	325.8	332.7
Basic earnings (loss) per share	$3.36	$(0.82)	$3.83
Computation of Diluted Earnings Per Share
Net income (loss)	$1,099	$(267)	$1,273
Shares for basic earnings per share	327.2	325.8	332.7
Effect of dilutive securities
Stock-based compensation(1)	2.1	—	2.8
Shares for diluted earnings per share	329.3	325.8	335.5
Diluted earnings (loss) per share	$3.34	$(0.82)	$3.80
(1) For the calculation of diluted loss per share for 2020, we excluded share-based compensation securities of 1.4 million because the effect was anti-dilutive.

NOTE 5. STOCK-BASED COMPENSATION
RSUs and PSUs
We granted RSUs in 2021 to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted performance-based RSUs (“PSUs”) in 2021 to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2023 adjusted EBITDA performance and relative total stockholder return over the 2021 to 2023 performance period.
In the 2020 third quarter, as part of our effort to encourage associate retention in response to the severe impact of COVID-19 on our industry and the Company, we accelerated the issuance of RSU awards to certain officers and employees that ordinarily would have been made in the 2021 first quarter, and those units generally vest over four years and five months, with one quarter of the units vesting one year and five months after the grant date and the remaining units vesting in equal annual installments thereafter. We did not accelerate the issuance of awards for our most senior executives.
We had deferred compensation costs for unvested awards for RSUs, including PSUs, of approximately $189 million at year-end 2021 and $301 million at year-end 2020. The weighted average remaining term for RSUs outstanding at year-end 2021 was 2.2 years.
The following table provides additional information on RSUs, including PSUs, for the last three fiscal years:

	2021	2020	2019
Stock-based compensation expense (in millions)	$171	$188	$177
Weighted average grant-date fair value (per unit)	$141	$101	$117
Aggregate intrinsic value of distributed RSUs (in millions)	$205	$234	$276
The following table presents the changes in our outstanding RSUs, including PSUs, during 2021 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per unit)
Outstanding at year-end 2020	5.8	$107
Granted	0.5	$141
Distributed	(1.7)	$113
Forfeited	(0.2)	$106
Outstanding at year-end 2021	4.4	$109
Other Information
At year-end 2021, we had 25 million remaining shares authorized under the Marriott and Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”) stock plans.
NOTE 6. INCOME TAXES
The components of our earnings (losses) before income taxes for the last three fiscal years consisted of:

($ in millions)	2021	2020	2019
U.S.	$890	$(320)	$549
Non-U.S.	290	(146)	1,050
	$1,180	$(466)	$1,599

Our (provision) benefit for income taxes for the last three fiscal years consisted of:

($ in millions)		2021	2020	2019
Current	-U.S. Federal	$99	$9	$(272)
	-U.S. State	24	(41)	(57)
	-Non-U.S.	(86)	(78)	(161)
		37	(110)	(490)

Deferred	-U.S. Federal	(122)	180	141
	-U.S. State	(37)	81	39
	-Non-U.S.	41	48	(16)
		(118)	309	164
		$(81)	$199	$(326)
Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2019 to the end of 2021:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2019	$623
Change attributable to tax positions taken in prior years	(13)
Change attributable to tax positions taken during the current period	13
Decrease attributable to settlements with taxing authorities	(54)
Unrecognized tax benefit at year-end 2019	569
Change attributable to tax positions taken in prior years	(66)
Change attributable to tax positions taken during the current period	4
Decrease attributable to settlements with taxing authorities	(43)
Unrecognized tax benefit at year-end 2020	464
Change attributable to tax positions taken in prior years	(134)
Change attributable to tax positions taken during the current period	—
Decrease attributable to settlements with taxing authorities	(48)
Unrecognized tax benefit at year-end 2021	$282
Our unrecognized tax benefit balances included $266 million at year-end 2021, $410 million at year-end 2020, and $498 million at year-end 2019 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expenses. Related interest (benefit) expense totaled $(21) million in 2021, $(15) million in 2020, and $28 million in 2019. We accrued interest and penalties related to our unrecognized tax benefits of approximately $45 million at year-end 2021 and $85 million at year-end 2020.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of year-end 2021, we have settled all issues for Marriott for tax years through 2015 and for tax year 2018. For Starwood, we have settled all tax years through 2016, the year the acquisition was completed. Our Marriott 2016, 2017, and 2019 through 2021 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.

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
The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of year-end 2021 and year-end 2020:

($ in millions)	At Year-End 2021	At Year-End 2020
Deferred Tax Assets
Employee benefits	$235	$262
Net operating loss carry-forwards	771	818
Accrued expenses and other reserves	191	214
Receivables, net	11	12
Tax credits	53	49
Loyalty Program	181	367
Deferred income	98	69
Lease liabilities	336	252
Interest Limitation	163	—
Other	34	82
Deferred tax assets	2,073	2,125
Valuation allowance	(984)	(1,009)
Deferred tax assets after valuation allowance	1,089	1,116
Deferred Tax Liabilities
Equity method investments	(40)	(29)
Property and equipment	(9)	(42)
Intangibles	(666)	(663)
Right-of-use assets	(290)	(197)
Self-insurance	(25)	(19)
Deferred tax liabilities	(1,030)	(950)
Net deferred taxes	$59	$166
Our valuation allowance is primarily attributable to non-U.S. net operating loss carry-forwards.
At year-end 2021, we had approximately $36 million of tax credits that will expire through 2031 and $18 million of tax credits that do not expire. We recorded $51 million of net operating loss benefits in 2021 and $44 million in 2020. At year-end 2021, we had approximately $3,778 million of primarily state and foreign net operating losses, of which $1,738 million will expire through 2041.
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

	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.7	3.8	1.6
Non-U.S. income	(0.5)	12.5	(3.3)
Change in valuation allowance	(0.7)	(20.0)	3.4
Change in uncertain tax positions	(12.0)	12.2	1.9
Permanent items	(0.5)	9.4	1.3
Tax on asset dispositions	(0.7)	0.0	(0.7)
Excess tax benefits related to equity awards	(2.8)	6.4	(3.2)
U.S. tax on foreign earnings	0.4	(3.0)	0.1
Other, net	(0.1)	0.6	(1.7)
Effective rate	6.8%	42.9%	20.4%
The non-U.S. income tax benefit presented in the table above includes tax-exempt income in Hong Kong and Singapore, and a deemed interest deduction in Switzerland, which collectively represented 3.2% in 2021, 12.9% in 2020, and 8.8% in 2019. We included the impact of these items in the non-U.S. income line above because we consider them to be equivalent to a reduction of the statutory tax rates in these jurisdictions. Pre-tax income in Switzerland, Singapore, and Hong Kong totaled $255 million in 2021, $314 million in 2020, and $709 million in 2019.
The non-U.S. income tax benefit also includes U.S. income tax expense on non-U.S. operations, which represents (0.5)% in 2021, 0.8% in 2020, and 2.0% in 2019. We included the impact of this tax in the non-U.S. income line above because we consider this tax to be an integral part of the foreign taxes.
Other Information
We paid cash for income taxes, net of refunds, of $362 million in 2021, $279 million in 2020, and $526 million in 2019.
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at year-end 2021 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$20	$5
Operating profit	189	118
Other	18	4
	$227	$127
Our liability at year-end 2021 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $17 million of “Accrued expenses and other” and $110 million of “Other noncurrent liabilities.”

Our maximum potential guarantees listed in the preceding table include $42 million of operating profit guarantees and $3 million of other guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
In conjunction with financing obtained for specific projects or properties owned by us or entities in which we have an investment, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the entity or our own actions.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at year-end 2021 and 2020.
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
Commitments
At year-end 2021, we had various purchase commitments for goods and services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $409 million. We expect to purchase goods and services subject to these commitments as follows: $227 million in 2022, $71 million in 2023, $88 million in 2024, and $23 million thereafter.
Letters of Credit
At year-end 2021, we had $148 million of letters of credit outstanding (all outside the Credit Facility, as defined in Note 9), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2021 totaled $162 million, most of which state governments requested in connection with our self-insurance programs.
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
Expenses and Insurance Recoveries
In 2021, we recorded $24 million of expenses and $19 million of accrued insurance recoveries related to the Data Security Incident; in 2020, we recorded an $11 million net reversal of expenses and $29 million of accrued insurance recoveries related to the Data Security Incident; and in 2019, we recorded $148 million of expenses and $84 million of accrued insurance recoveries related to the Data Security Incident. We received insurance recoveries of $23 million in 2021 and $47 million in 2020. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. We present expenses and insurance recoveries related to the Data Security Incident in either the “Reimbursed expenses” or “Restructuring and merger-related charges” captions of our Income Statements.
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding is a putative class action lawsuit that was filed on December 1, 2018 against the Company and certain of our current and former officers and directors, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief (the “Securities Case”). The MDL proceeding also included two shareholder derivative complaints that were filed on February 26, 2019 and March 15, 2019, respectively, against the Company and certain of our current and former officers and directors, alleging, among other claims, breach of fiduciary duty, corporate waste, unjust enrichment, mismanagement and violations of the federal securities laws, and seeking unspecified monetary damages and restitution, changes to the Company’s corporate governance and internal procedures, costs and attorneys’ fees, and other related relief (the “MDL Derivative Cases”). A separate shareholder derivative complaint was filed in the Delaware Court of Chancery on December 3, 2019 against the Company and certain of our current and former officers and directors, alleging claims and seeking relief generally similar to the claims made and relief sought in the other two derivative cases. This case was not consolidated with the MDL proceeding. We filed motions to dismiss in connection with all of the U.S. cases. Our motions to dismiss the Securities Case and the MDL Derivative Cases were granted in June 2021. The plaintiff in the Securities Case has appealed the dismissal and that appeal is still pending. The plaintiffs in the MDL Derivative Cases have not appealed. Motions to dismiss in the other MDL cases have been denied in part or in whole and these cases remain at varying stages. Our motion to dismiss the Delaware derivative case was granted in October 2021 and no appeal was filed. A putative class action lawsuit brought on behalf of financial institutions has been voluntarily dismissed. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. In April 2019, we received a letter purportedly on behalf of a stockholder of the Company (also one of the named plaintiffs in the Securities Case described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. In October 2021, we received a letter purportedly on behalf of another stockholder of the Company (also one of the named plaintiffs in one of the dismissed MDL Derivative Cases described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and other claims related to the Data Security Incident or associated disclosures. The Board of Directors has constituted a demand review committee to investigate the claims made in these demand letters, and the committee has retained independent counsel to assist with the investigations. The committee has completed its investigation and reported its findings and recommendations to our Board of Directors, which thereafter resolved, in February 2022, to reject the demands in their entirety. In addition, on August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 (the “U.K. DPA”) in connection with the Data Security Incident. We dispute all of the allegations in this purported action and will vigorously defend against any such claims. On November 5, 2020, the court issued an order with the consent of all parties staying this action pending resolution of another case raising similar issues, but not involving the Company. That other case was decided by the U.K. Supreme Court on November 10, 2021 and we are assessing next steps in light of the decision.
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
The following table details the composition of lease expense for 2021, 2020, and 2019:

($ in millions)	2021	2020	2019
Operating lease cost	$149	$157	$185
Variable lease cost	51	60	113
We recorded impairment charges of $116 million in 2020 and $99 million in 2019 in the “Depreciation, amortization, and other” caption of our Income Statements to reduce the carrying amount of certain U.S. & Canada hotel leases right-of-use assets and property and equipment, including leasehold improvements. The impairment charges recorded in 2020 were due to the impact of COVID-19. We determined that we may not be able to fully recover the carrying amount of these U.S. & Canada hotel leases after evaluating the assets for recovery due to declines in market performance and future cash flow projections. We estimated the fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates and demand trends. Additionally, during the year ended 2019, we recorded an expense of $34 million in the “Restructuring and merger-related charges” caption of our Income Statements due to the impairment of a Legacy-Starwood office building accounted for as a finance lease.
The following table presents our future minimum lease payments at year-end 2021:

($ in millions)	Operating Leases	Finance Leases
2022	$191	$13
2023	150	14
2024	141	14
2025	133	14
2026	109	15
Thereafter	942	122
Total minimum lease payments	$1,666	$192
Less: Amount representing interest	418	46
Present value of minimum lease payments	$1,248	$146
The following table presents the composition of our current and noncurrent lease liability at year-end 2021 and 2020:

($ in millions)	December 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Current (1)	$150	$7	$147	$7
Noncurrent (2)	1,098	139	823	146
	$1,248	$146	$970	$153
(1)Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.

The following table presents additional information about our lease obligations at year-end 2021 and 2020:

	2021		2020
	Operating leases	Finance leases	Operating leases	Finance leases
Weighted Average Remaining Lease Term (in years)	14	12	10	13
Weighted Average Discount Rate	4.2%	4.4%	4.6%	4.4%
The following table presents supplemental cash flow information for 2021 and 2020:

($ in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$181	$162
Lease assets obtained in exchange for lease obligations:
Operating leases	463	35

NOTE 9. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2021 and 2020:

($ in millions)	At Year-End 2021	At Year-End 2020
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	$173	$173
Series N Notes, interest rate of 3.1%, face amount of $400, redeemed August 9, 2021 (effective interest rate of 3.4%)	—	399
Series O Notes, interest rate of 2.9%, face amount of $450, matured March 1, 2021 (effective interest rate of 3.1%)	—	450
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	347	346
Series Q Notes, interest rate of 2.3%, face amount of $399, matured January 15, 2022 (effective interest rate of 2.5%)	399	398
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	746	745
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	327	330
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	290	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	445	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	349	348
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	297	297
Series BB Notes, floating rate, face amount of $300, matured March 8, 2021	—	300
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	566	586
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	226	228
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	595	1,583
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	987	986
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	986	985
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,090	—
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	693	—

Credit Facility	1,050	900
Finance lease obligations	146	153
Other	135	143
	$10,138	$10,376
Less current portion	(805)	(1,173)
	$9,333	$9,203
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
In January 2022, we made a $404 million cash payment of principal and interest to retire, at maturity, all of our outstanding Series Q Notes.

In September 2021, we completed a tender offer (the “Tender Offer”) and purchased and retired $1 billion aggregate principal amount of our 5.750 percent Series EE Notes maturing May 1, 2025. We used the net proceeds from our Series II Notes offering described below and cash on hand to complete the repurchase of such Series EE Notes, including the payment of accrued interest and other costs incurred. As a result of the Tender Offer, in the 2021 third quarter, we recorded a loss of $164 million in the “Loss on extinguishment of debt” caption of our Income Statements.
In September 2021, we issued $700 million aggregate principal amount of 2.750 percent Series II Notes due October 15, 2033 (the “Series II Notes”). We will pay interest on the Series II Notes in April and October of each year, commencing in April 2022. We received net proceeds of approximately $693 million from the offering of the Series II Notes, after deducting the underwriting discount and estimated expenses. We used the net proceeds to fund the Tender Offer, as further described above.
In August 2021, we redeemed all $400 million aggregate principal amount of our Series N Notes due in October 2021.
In March 2021, we issued $1.1 billion aggregate principal amount of 2.850 percent Series HH Notes due April 15, 2031 (the “Series HH Notes”). We pay interest on the Series HH Notes in April and October of each year. We received net proceeds of approximately $1.089 billion from the offering of the Series HH Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including the repayment of a portion of our outstanding borrowings under the Credit Facility.
We are party to a multicurrency revolving credit agreement (as amended, the “Credit Facility”) that provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In 2021, we made borrowings of $1.7 billion and repayments of $1.5 billion. Our total outstanding borrowings under the Credit Facility were $1.1 billion as of year-end 2021.
We entered into amendments to the Credit Facility in April 2020 and January 2021 (the “Credit Facility Amendments”). The debt leverage covenant in the Credit Facility, which is tested each quarter and was waived pursuant to the Credit Facility Amendments through and including the fourth quarter of 2021, resumes beginning with the quarter ending March 31, 2022. The Credit Facility Amendments adjusted the required leverage levels for this covenant when it is re-imposed (starting at 5.50 to 1.00 for the test period ending on March 31, 2022 and gradually stepping down to 4.00 to 1.00 over the succeeding five fiscal quarters, as further described in the Credit Facility). The Credit Facility Amendments also amended certain other terms of the Credit Facility, including reducing the rate floor for the LIBOR Daily Floating Rate and the Eurocurrency Rate.
The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt at year-end 2021:

Debt Principal Payments ($ in millions)	Amount
2022	$805
2023	683
2024	1,624
2025	1,311
2026	756
Thereafter	4,959
Balance at year-end 2021	$10,138
We paid cash for interest, net of amounts capitalized, of $391 million in 2021, $377 million in 2020, and $348 million in 2019.

NOTE 10. INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2021 and 2020:

($ in millions)	At Year-End 2021	At Year-End 2020
Definite-lived Intangible Assets
Costs incurred to obtain contracts with customers	$1,875	$1,674
Contracts acquired in business combinations and other	2,187	2,257
	4,062	3,931
Accumulated amortization	(1,052)	(937)
	3,010	2,994
Indefinite-lived Intangible Brand Assets	5,916	5,995
	$8,926	$8,989
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
For contracts acquired in business combinations and other intangible assets, we recorded amortization expense of $165 million in 2021, $97 million in 2020, and $105 million in 2019 (of which $62 million in 2021 and none in 2020 and 2019 was included in the “Reimbursed expenses” caption of our Income Statements). For these assets, we estimate that our aggregate amortization expense will be $163 million in 2022, $147 million in 2023, $134 million in 2024, $122 million in 2025, and $110 million in 2026.
The following table details the carrying amount of our goodwill at year-end 2021 and 2020:

($ in millions)	U.S. & Canada	International	Total Goodwill
Balance at year-end 2020	$5,347	$3,828	$9,175
Foreign currency translation	1	(103)	(102)
Balance at year-end 2021	$5,348	$3,725	$9,073

NOTE 11. PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2021 and 2020:

($ in millions)	At Year-End 2021	At Year-End 2020
Land	$686	$688
Buildings and leasehold improvements	985	1,045
Furniture and equipment	545	640
Construction in progress	137	29
	2,353	2,402
Accumulated depreciation	(850)	(888)
	$1,503	$1,514
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $138 million in 2021, $322 million in 2020, and $346 million in 2019 (of which $49 million in 2021, $109 million in 2020, and $121 million in 2019 was included in the “Reimbursed expenses” caption of our Income Statements). Fixed assets attributed to operations located outside the U.S. were $623 million at year-end 2021 and $679 million at year-end 2020. Our gross depreciation expense included impairment charges for property and equipment, including leasehold improvements, and right-of-use assets on several U.S. & Canada leased hotels in 2020 and 2019, which we discussed in Note 8.
NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2021		At Year-End 2020
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$144	$131	$159	$142
Total noncurrent financial assets	$144	$131	$159	$142

Senior Notes	$(8,009)	$(8,480)	$(8,031)	$(8,941)
Credit Facility	(1,050)	(1,050)	(900)	(900)
Other long-term debt	(135)	(140)	(126)	(128)
Other noncurrent liabilities	(414)	(414)	(426)	(426)
Total noncurrent financial liabilities	$(9,608)	$(10,084)	$(9,483)	$(10,395)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. When we have outstanding commercial paper, we use pricing from recent transactions as Level 2 inputs in estimating fair value. The carrying value of our Credit Facility borrowings approximate fair value because they bear interest at a market rate. We estimate the fair value of our other long-term debt, excluding leases, using expected future payments discounted at risk-adjusted rates, which are Level 3 inputs. Our other noncurrent liabilities consist of guarantees. As we note in the “Guarantees” caption of Note 2, we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2021 and year-end 2020, we determined that the carrying values of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Note 2 for more information on the input levels we use in determining fair value.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table details the accumulated other comprehensive loss activity for 2021, 2020, and 2019:

($ in millions)	Foreign Currency Translation Adjustments	Derivative Instrument and Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2018	$(403)	$12	$(391)
Other comprehensive income before reclassifications (1)	35	2	37
Reclassification adjustments	—	(7)	(7)
Net other comprehensive income (loss)	35	(5)	30
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive income before reclassifications (1)	229	7	236
Reclassification adjustments	—	(10)	(10)
Net other comprehensive income (loss)	229	(3)	226
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive (loss) income before reclassifications (1)	(212)	5	(207)
Reclassification adjustments	—	—	—
Net other comprehensive (loss) income	(212)	5	(207)
Balance at year-end 2021	$(351)	$9	$(342)
(1)Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains (losses) of $40 million for 2021, $(44) million for 2020, and $6 million for 2019.
NOTE 14. BUSINESS SEGMENTS
Beginning in the 2021 first quarter, we modified our segment structure due to a change in the way our chief operating decision maker evaluates results and allocates resources within the Company, resulting in the following two operating segments, both of which meet the applicable accounting criteria for separate disclosure as a reportable business segment: United States and Canada (“U.S. & Canada”) and International. We revised the prior period amounts shown in the tables below to conform to our current presentation.
We evaluate the performance of our operating segments using “segment profits/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, merger-related costs, or most above-property restructuring charges. We assign gains and losses, equity in earnings or losses, direct general, administrative, and other expenses, and other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (including license fees we receive from our credit card programs and fees from vacation ownership licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.
Our chief operating decision maker monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following table presents our revenues disaggregated by segment and major revenue stream for the last three fiscal years:

	2021			2020			2019
($ in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$1,580	$568	$2,148	$914	$338	$1,252	$2,265	$1,032	$3,297
Contract investment amortization	(55)	(20)	(75)	(108)	(24)	(132)	(48)	(14)	(62)
Net fee revenues	1,525	548	2,073	806	314	1,120	2,217	1,018	3,235
Owned, leased, and other revenue	282	467	749	198	317	515	715	841	1,556
Cost reimbursement revenue	8,549	1,239	9,788	6,901	966	7,867	13,901	1,685	15,586
Total reportable segment revenue	$10,356	$2,254	$12,610	$7,905	$1,597	$9,502	$16,833	$3,544	$20,377
Unallocated corporate and other			1,247			1,069			595
Total revenue			$13,857			$10,571			$20,972

Revenues attributed to operations located outside the U.S. were $2,615 million in 2021, $1,910 million in 2020, and $4,400 million in 2019, including cost reimbursement revenue outside the U.S. of $1,553 million in 2021, $1,247 million in 2020, and $2,394 million in 2019.
Segment Profits and Losses

($ in millions)	2021	2020	2019
U.S. & Canada (1)	$1,394	$198	$2,000
International (2)	258	(222)	804
Unallocated corporate and other	(80)	(24)	(837)
Interest expense, net of interest income	(392)	(418)	(368)
(Provision) benefit for income taxes	(81)	199	(326)
Net income (loss)	$1,099	$(267)	$1,273
(1)    Includes cost reimbursements, net of $51 million in 2021, $(80) million in 2020, and $(129) million in 2019.
(2)    Includes cost reimbursements, net of $14 million in 2021, $(55) million in 2020, and $(18) million in 2019.
Segment profits (losses) attributed to operations located outside the U.S. were $297 million in 2021, $(198) million in 2020, and $982 million in 2019, including cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) outside the U.S. of $14 million in 2021, $(62) million in 2020, and $(18) million in 2019.
Depreciation, Amortization, and Other

($ in millions)	2021	2020	2019
U.S. & Canada	$92	$209	$218
International	106	113	96
Unallocated corporate and other	22	24	27
	$220	$346	$341
Capital Expenditures

($ in millions)	2021	2020	2019
U.S. & Canada	$13	$12	$287
International	12	17	166
Unallocated corporate and other	158	106	200
	$183	$135	$653
NOTE 15. RELATED PARTY TRANSACTIONS
Equity Method Investments
We have equity method investments in entities that own or lease properties for which we provide management services and receive fees. In addition, in some cases we provide loans, preferred equity, or guarantees to these entities.

The following table presents Income Statement data resulting from transactions with these related parties. This table does not include our Financial Statement captions with insignificant related party activity.

($ in millions)	2021	2020	2019
Cost reimbursement revenue	$104	$107	$233
Reimbursed expenses	(105)	(110)	(236)
Equity in (losses) earnings	(24)	(141)	13
Summarized Financial Information for Investees
The following tables present summarized financial information for the entities in which we have equity method investments:

($ in millions)	2021	2020	2019
Sales	$283	$259	$815
Net (loss) income	(37)	(212)	80

($ in millions)	At Year-End 2021	At Year-End 2020
Total Assets (primarily composed of hotel real estate managed by us)	$1,229	$2,348
Total Liabilities	865	1,623
The carrying amount of our equity method investments was $387 million at year-end 2021 and $422 million at year-end 2020. This value exceeded our share of the book value of the investees’ net assets by $257 million at year-end 2021 and $294 million at year-end 2020, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees.
In 2020, we recorded impairment charges of $77 million in the “Equity in (losses) earnings” caption of our Income Statements to reduce the carrying amount of certain investments, primarily due to the impact of COVID-19, most of which we recorded in our U.S. & Canada business segment.
Other Related Parties
We earned management fees of approximately $6 million in 2021, $3 million in 2020, and $12 million in 2019, plus reimbursement of certain expenses, from our operation of properties in which JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, David S. Marriott, and other members of the Marriott family, indirectly holds varying percentages of ownership. We earned gross fee revenues of approximately $1 million in 2021, plus reimbursement of certain expenses, and no revenues in 2020 and 2019 from managed and franchised properties in which other members of the Marriott family hold varying interests.
NOTE 16. RELATIONSHIP WITH MAJOR CUSTOMER
Host Hotels & Resorts, Inc., formerly known as Host Marriott Corporation, and its affiliates (“Host”) owned or leased 56 lodging properties at year-end 2021 and 59 at year-end 2020 that we operated or franchised. Over the last three years, we recognized revenues, including cost reimbursement revenue, of $1,192 million in 2021, $1,037 million in 2020, and $2,406 million in 2019 from those lodging properties, and included those revenues in our U.S. & Canada and International reportable business segments.
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
We made no changes in internal control over financial reporting during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2022 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers, and Corporate Governance.	We incorporate this information by reference to “Nominees to our Board of Directors,” “Committees of the Board — Audit Committee,” “Transactions with Related Persons,” “Delinquent Section 16(a) Reports,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

Item 11. Executive Compensation.	We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.	We incorporate this information by reference to the “Transactions with Related Persons” and “Director Independence” sections of our Proxy Statement.

Item 14. Principal Accountant Fees and Services.	We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
We include below certain information on our executive officers. This information is as of February 1, 2022, except where indicated.

Name and Title	Age	Business Experience
J.W. Marriott, Jr. Executive Chairman and Chairman of the Board	89
J.W. Marriott, Jr. was elected Executive Chairman effective March 31, 2012, having relinquished his position as Chief Executive Officer. He served as Chief Executive Officer of the Company and its predecessors since 1972. He joined Marriott in 1956, became President and a Director in 1964, Chief Executive Officer in 1972, and Chairman of the Board in 1985. Mr. Marriott serves on the Board of Trustees of The J. Willard & Alice S. Marriott Foundation and is an honorary member of the World Travel & Tourism Council. Mr. Marriott has served as a Director of the Company and its predecessors since 1964. He holds a Bachelor of Science degree in Banking and Finance from the University of Utah. Mr. Marriott plans to transition to the role of Chairman Emeritus in 2022.

Anthony G. Capuano Chief Executive Officer	56
Anthony G. Capuano was appointed Chief Executive Officer (“CEO”) effective February 21, 2021. Prior to his appointment as CEO, Mr. Capuano was Group President, Global Development, Design and Operations Services, a role he assumed in January 2020. In that role, he was responsible for leading the Company’s global development and design efforts and overseeing the Company’s Global Operations discipline. Mr. Capuano began his Marriott career in 1995 as part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s full-service development efforts in the Western U.S. and Canada. From 2005 to 2008, Mr. Capuano served as Senior Vice President of full-service development for North America. In 2008, his responsibilities expanded to include all of U.S. and Canada and the Caribbean and Latin America, and he became Executive Vice President and Global Chief Development Officer in 2009. Mr. Capuano began his professional career in Laventhol and Horwath’s Boston-based Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano earned his bachelor’s degree in Hotel Administration from Cornell University. He is an active member of the Cornell Hotel Society and a member of The Cornell School of Hotel Administration Dean’s Advisory Board. Mr. Capuano is also a member of the American Hotel and Lodging Association’s Industry Real Estate Financial Advisory Council.

Ty Breland Executive Vice President and Chief Human Resources Officer	46
Ty Breland was appointed Executive Vice President and Chief Human Resources Officer effective October 29, 2021. Prior to that appointment, Mr. Breland served as Global HR Officer for Talent Development & Organizational Capability, a role he assumed in 2016. In that role, Mr. Breland had executive oversight for talent management, including leadership development, organizational capability, and change management. Mr. Breland also oversaw The Ritz-Carlton Leadership Center, including its business strategy and sales efforts, and served as the senior Human Resources leader for the company’s Global Development, Design & Operations Services disciplines. Mr. Breland joined Marriott in 2004 as a member of the Company’s Talent Management and Analytics group and held a variety of other senior human resources leadership positions, including Global HR Integration Officer, responsible for the Human Resources integration for Marriott’s merger with Starwood Hotels & Resorts. From 2011-2015, Mr. Breland served as Regional Vice President of Human Resources for the Eastern Region of the U.S. Before joining Marriott, Mr. Breland worked for the Human Resources Research Organization as a research consultant. He earned his Bachelor of Science in Psychology and Ph.D. in Industrial/Organizational Psychology from Virginia Tech, where he is a board member for the Virginia Tech Hospitality Business School.

Name and Title	Age	Business Experience
Liam Brown Group President, United States and Canada	61
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

Felitia Lee Controller and Chief Accounting Officer	60
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

Stephanie Linnartz President	53
Stephanie Linnartz was appointed President of Marriott effective February 22, 2021. In her role, she is responsible for developing and executing all aspects of the Company’s global consumer strategy, including brand, marketing, sales, revenue management, customer engagement, technology, emerging businesses, and Marriott Bonvoy, the Company’s loyalty program. In addition, she oversees Marriott’s global development, design, and operations services functions. Before that, Ms. Linnartz was Group President, Consumer Operations, Technology and Emerging Businesses beginning in January 2020. Before assuming her position as Group President, Ms. Linnartz, who began her Marriott career in 1997, served as Global Chief Commercial Officer from 2013 to 2019; Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008; and prior to that, various roles in Marriott’s Finance and Business Development Department. She currently serves on the Board of Directors of The Home Depot. She holds a bachelor’s degree in Political Science and Government from the College of the Holy Cross, where she sits on the Board of Trustees, and earned her Master of Business Administration from the College of William and Mary.

Name and Title	Age	Business Experience
Kathleen K. Oberg Chief Financial Officer and Executive Vice President, Business Operations	61	Kathleen (“Leeny”) K. Oberg was appointed as Marriott’s Executive Vice President and Chief Financial Officer effective January 1, 2016 and was additionally designated Executive Vice President, Business Operations beginning October 2021. Previously, Ms. Oberg was the Chief Financial Officer for The Ritz-Carlton since 2013, where she contributed significantly to the brand’s performance, growth, and organizational effectiveness. Prior to assuming that role, Ms. Oberg served in a range of financial leadership positions with Marriott. From 2008 to 2013, she was the Company’s Senior Vice President, Corporate and Development Finance, where she led a team that valued new hotel development projects and merger and acquisition opportunities, prepared the Company’s long-range plans and annual budgets, and made recommendations for the Company’s financial and capital allocation strategy. From 2006 to 2008, Ms. Oberg served in London as Senior Vice President, International Project Finance and Asset Management for Europe and the Middle East and Africa, and as the region’s senior finance executive. Ms. Oberg first joined Marriott as part of its Investor Relations group in 1999. Before joining Marriott, Ms. Oberg held a variety of financial leadership positions with such organizations as Sodexo (previously Sodexo Marriott Services), Sallie Mae, Goldman Sachs, and Chase Manhattan Bank. She currently serves on the Adobe Board of Directors. She earned her Bachelor of Science in Commerce, with concentrations in Finance and Management Information Systems from the University of Virginia, McIntire School of Commerce and received her Master of Business Administration from Stanford University Graduate School of Business.

Rena Hozore Reiss Executive Vice President and General Counsel	62
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

Craig S. Smith Group President, International	59
Craig S. Smith became Group President, International effective in January 2021. From October 2019 until December 2020, Mr. Smith was Group President and Managing Director of Asia Pacific, and he previously served as President and Managing Director of Asia Pacific since June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning the region. Mr. Smith began his career with Marriott in 1988. Before becoming President and Managing Director of Asia Pacific, Mr. Smith served as President of Marriott’s Caribbean and Latin America region from 2013 to 2015. Before moving to the Caribbean and Latin America region in 2013, he was Executive Vice President and Chief Operations Officer for Asia Pacific. As the son of an American diplomat, Mr. Smith has lived in 13 countries, working in North America, the Caribbean, Latin America, Asia Pacific, and Australia. Mr. Smith is chair of the US-ASEAN Business Council. He is also on the board of the US-India Strategic Partnership Forum (USISPF). He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned his Master of Business Administration from the Rotman School of Management at the University of Toronto and a Bachelor of Science from Brigham Young University.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2022 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture, dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year- ended January 1, 1999 (File No. 001-13881).

4.3	Description of Registrant’s Securities.	Exhibit No. 4.3 to our Form 10-K for the fiscal year-ended December 31, 2019 (File No. 001-13881).

10.1.1	U.S. $4,500,000 Fifth Amended and Restated Credit Agreement dated as of June 28, 2019 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed July 1, 2019 (File No. 001-13881).

10.1.2	First Amendment, dated as of April 13, 2020, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10 to our Form 10-Q filed May 11, 2020 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.1.3	Second Amendment, dated as of January 26, 2021, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10.1 to our Form 8-K filed January 28, 2021 (File No. 001-13881).

10.1.4	Third Amendment, dated as of January 26, 2021, to the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent, and certain banks, dated as of June 28, 2019.	Exhibit No. 10.2 to our Form 8-K filed January 28, 2021 (File No. 001-13881).

10.2.1	License, Services and Development Agreement entered into on November 17, 2011, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.2.2	First Amendment to License, Services, and Development Agreement for Marriott Projects, dated February 26, 2018, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.2.3	Letter of Agreement, effective as of September 1, 2018, among the Company, Marriott Worldwide Corporation, Marriott Rewards, LLC, Starwood Hotels & Resorts Worldwide, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.2 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

10.2.4	Letter of Agreement, effective as of January 1, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.	Filed with this report.

10.3.1	License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.3.2	First Amendment to License, Services, and Development Agreement for Ritz-Carlton Projects, dated February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed February 27, 2018 (File No. 001-13881).
10.4.1	Marriott Bonvoy Affiliation Agreement entered into on November 10, 2021, among the Company, Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc., and the other signatories thereto.	Filed with this report.

*10.5.1	Marriott International, Inc. Stock and Cash Incentive Plan, as Amended Through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.5.2	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.5.3	Amendment dated September 23, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.5.4	Amendment dated May 5, 2017 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.8.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.5.5	Amendment dated February 15, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.7.5 to our Form 10-K filed March 1, 2019 (File No. 001-13881).

*10.5.6	Amendment dated May 10, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.1 to our Form 10-Q filed August 6, 2019 (File No. 001-13881).

*10.5.7	Amendment dated May 8, 2020 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.1 to our Form 10-Q filed August 10, 2020 (File No. 001-13881).

*10.6.1	Marriott International, Inc. Executive Deferred Compensation Plan, amended and restated as of February 11, 2022.	Filed with this report.

*10.7.1	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.6.1 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.7.2	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.1 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.7.3	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.2 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.7.4	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit 10.4 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.8.1	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit 10.12 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.2	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Exhibit 10.12.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.8.3	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit 10.7 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.8.4	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.3 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.8.5	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit 10.5 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.9.1	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit 10.4 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.9.2	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit 10.6 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.10.1	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

*10.10.2	Amendment dated May 5, 2017 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 10.19.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.11	Amendment dated June 29, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 10.20 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.12	Amendment dated September 23, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit 10.21 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.13	Amendment dated November 10, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit 10.22 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

†10.14	Amended and Restated Side Letter Agreement - Program Affiliation, dated February 26, 2018, among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries.	Exhibit No. 10.5 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.15	Aircraft Time Sharing Agreement, effective as of September 20, 2018, between Marriott International Administrative Services, Inc. and J. Willard Marriott Jr.	Exhibit No. 10.3 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the year ended December 31, 2021, December 31, 2020, and December 31, 2019; (ii) the Consolidated Balance Sheets at December 31, 2021, and December 31, 2020; (iii) the Consolidated Statements of Cash Flows for the year ended December 31, 2021, December 31, 2020, and December 31, 2019; (iv) the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2021, December 31, 2020, and December 31, 2019; (v) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2021, December 31, 2020, and December 31, 2019; and (vi) Notes to Consolidated Financial Statements.
Submitted electronically with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.
†    Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.

Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 15th day of February 2022.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Anthony G. Capuano
Anthony G. Capuano
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/Anthony G. Capuano	Chief Executive Officer and Director
Anthony G. Capuano

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Chief Financial Officer and Executive Vice President, Business Operations
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Felitia Lee	Controller and Chief Accounting Officer
Felitia Lee

DIRECTORS:

/s/J.W. Marriott, Jr.	/s/Aylwin B. Lewis
J.W. Marriott, Jr., Executive Chairman and Chairman of the Board	Aylwin B. Lewis, Director

/s/Deborah Marriott Harrison	/s/David S. Marriott
Deborah Marriott Harrison, Director	David S. Marriott, Director

/s/Frederick A. Henderson	/s/Margaret M. McCarthy
Frederick A. Henderson, Director	Margaret M. McCarthy, Director

/s/Eric Hippeau	/s/George Muñoz
Eric Hippeau, Director	George Muñoz, Director

/s/Lawrence W. Kellner	/s/Horacio D. Rozanski
Lawrence W. Kellner, Director	Horacio D. Rozanski, Director

/s/Debra L. Lee	/s/Susan C. Schwab
Debra L. Lee, Director	Susan C. Schwab, Director