Form 10-Q
period 2022-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2022-05-04
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 327,298,386 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 27, 2022.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
REVENUES
Base management fees	$213	$106
Franchise fees	500	306
Incentive management fees	102	33
Gross fee revenues	815	445
Contract investment amortization	(24)	(17)
Net fee revenues	791	428
Owned, leased, and other revenue	262	108
Cost reimbursement revenue	3,146	1,780
	4,199	2,316
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	197	135
Depreciation, amortization, and other	48	52
General, administrative, and other	208	211
Restructuring, merger-related charges, and other	9	1
Reimbursed expenses	3,179	1,833
	3,641	2,232
OPERATING INCOME	558	84
Gains and other income, net	4	1
Interest expense	(93)	(107)
Interest income	5	7
Equity in earnings (losses)	2	(12)
INCOME (LOSS) BEFORE INCOME TAXES	476	(27)
(Provision) benefit for income taxes	(99)	16
NET INCOME (LOSS)	$377	$(11)
EARNINGS (LOSS) PER SHARE
Earnings (loss) per share - basic	$1.15	$(0.03)
Earnings (loss) per share - diluted	$1.14	$(0.03)
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income (loss)	$377	$(11)
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(155)
Other adjustments, net of tax	—	—
Total other comprehensive income (loss), net of tax	14	(155)
Comprehensive income (loss)	$391	$(166)
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and equivalents	$1,042	$1,393
Accounts and notes receivable, net	2,112	1,982
Prepaid expenses and other	264	251
	3,418	3,626
Property and equipment, net	1,531	1,503
Intangible assets
Brands	5,974	5,979
Contract acquisition costs and other	2,917	2,947
Goodwill	9,069	9,073
	17,960	17,999
Equity method investments	361	387
Notes receivable, net	141	144
Deferred tax assets	228	228
Operating lease assets	1,024	1,062
Other noncurrent assets	575	604
	$25,238	$25,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$731	$805
Accounts payable	737	726
Accrued payroll and benefits	1,052	1,187
Liability for guest loyalty program	2,626	2,522
Accrued expenses and other	1,276	1,167
	6,422	6,407
Long-term debt	8,738	9,333
Liability for guest loyalty program	3,963	3,949
Deferred tax liabilities	179	169
Deferred revenue	1,121	1,181
Operating lease liabilities	1,066	1,098
Other noncurrent liabilities	1,977	2,002
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,831	5,892
Retained earnings	10,682	10,305
Treasury stock, at cost	(14,418)	(14,446)
Accumulated other comprehensive loss	(328)	(342)
	1,772	1,414
	$25,238	$25,553
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
OPERATING ACTIVITIES
Net income (loss)	$377	$(11)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	72	69
Stock-based compensation	44	53
Income taxes	61	(50)
Liability for guest loyalty program	57	74
Contract acquisition costs	(26)	(47)
Restructuring, merger-related charges, and other	7	(6)
Working capital changes	(230)	(27)
Deferred revenue changes and other	36	(28)
Net cash provided by operating activities	398	27
INVESTING ACTIVITIES
Capital and technology expenditures	(49)	(30)
Dispositions	—	7
Loan advances	—	(2)
Loan collections	7	3
Other	19	(7)
Net cash used in investing activities	(23)	(29)
FINANCING ACTIVITIES
Credit Facility, net	(250)	(500)
Issuance of long-term debt	—	1,089
Repayment of long-term debt	(401)	(752)
Issuance of Class A Common Stock	—	2
Stock-based compensation withholding taxes	(78)	(82)
Other	—	(7)
Net cash used in financing activities	(729)	(250)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(354)	(252)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	1,421	894
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$1,067	$642
(1)The 2022 amounts include beginning restricted cash of $28 million at December 31, 2021, and ending restricted cash of $25 million at March 31, 2022, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2021 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2022 and December 31, 2021, the results of our operations for the three months ended March 31, 2022 and March 31, 2021, and cash flows for the three months ended March 31, 2022 and March 31, 2021. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.

NOTE 2. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2022	March 31, 2021
Computation of Basic Earnings Per Share
Net income (loss)	$377	$(11)
Shares for basic earnings per share	328.3	326.7
Basic earnings (loss) per share	$1.15	$(0.03)
Computation of Diluted Earnings Per Share
Net income (loss)	$377	$(11)
Shares for basic earnings per share	328.3	326.7
Effect of dilutive securities
Stock-based compensation (1)	1.7	—
Shares for diluted earnings per share	330.0	326.7
Diluted earnings (loss) per share	$1.14	$(0.03)
(1) For the calculation of diluted loss per share for the three months ended March 31, 2021, we excluded stock-based compensation securities of 2.3 million because the effect was anti-dilutive.
NOTE 3. STOCK-BASED COMPENSATION
We granted 1.0 million restricted stock units (“RSUs”) during the 2022 first quarter to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2022 first quarter to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions generally based on the degree of achievement of pre-established targets for 2024 adjusted EBITDA performance and relative total stockholder return over the 2022 to 2024 performance period. RSUs, including PSUs, granted in the 2022 first quarter had a weighted average grant-date fair value of $169 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $42 million in the 2022 first quarter and $49 million in the 2021 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $320 million at March 31, 2022 and $189 million at December 31, 2021.
NOTE 4. INCOME TAXES
We recorded a provision of $99 million with an effective tax rate of 20.7 percent for the 2022 first quarter and a benefit of $16 million with an effective tax rate of 59.2 percent for the 2021 first quarter. The change in our effective tax rate was primarily due to a less favorable impact from stock-based compensation as a percentage of our pre-tax income in the 2022 first quarter compared to a percentage of our pre-tax loss in the 2021 first quarter.
We paid cash for income taxes, net of refunds, of $38 million in the 2022 first quarter and $33 million in the 2021 first quarter.

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at March 31, 2022 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$20	$5
Operating profit	182	112
Other	17	4
	$219	$121
Our maximum potential guarantees listed in the preceding table include $45 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at March 31, 2022 and December 31, 2021.
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. All but one of the U.S. cases were consolidated and transferred to the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The plaintiffs in the U.S. and Canadian cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. Among the U.S. cases consolidated in the MDL proceeding was a putative class action lawsuit that was filed on December 1, 2018 against the Company and certain of our current and former officers and directors, alleging violations of the federal securities laws in connection with statements regarding our cybersecurity systems and controls, and seeking certification of a class of affected persons, unspecified monetary damages, costs and attorneys’ fees, and other related relief (the “Securities Case”). We filed motions to dismiss in connection with all of the U.S. cases. Our motions to dismiss the Securities Case and three shareholder derivative complaints (two included in the MDL proceeding and one filed in the Delaware Court of Chancery) were granted in 2021. The plaintiff in the Securities Case appealed the dismissal and the dismissal was affirmed by the U.S. Court of Appeals for the Fourth Circuit in April 2022. Motions to dismiss in the other MDL cases have been denied in part or in whole and these cases remain at varying stages. On May 3, 2022, the U.S. District Court for the District of Maryland granted in part and denied in part class certification of various U.S. groups of consumers and we are evaluating how to proceed. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in the lawsuits described above and are vigorously defending against such claims. In April 2019, we received a letter purportedly on behalf of a stockholder of the Company (also one of the named plaintiffs in the Securities Case described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising from the Data Security Incident. In October 2021, we received a letter purportedly on behalf of another stockholder of the Company (also one of the named plaintiffs in one of the dismissed MDL Derivative Cases described above) demanding that our Board of Directors take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and other claims related to the Data Security Incident or associated disclosures. The Board of Directors has constituted a demand review committee to investigate the claims made in these demand letters, and the committee has retained independent counsel to assist with the investigations. The committee has completed its investigation and reported its findings and recommendations to our Board of Directors, which thereafter resolved, in February 2022, to reject the demands in their entirety. In addition, on August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 (the “U.K. DPA”) in connection with the Data Security Incident. On November 5, 2020, the court issued an order with the consent of all parties staying this action pending resolution of another case raising similar issues, but not involving the Company. That other case was decided by the U.K. Supreme Court on November 10, 2021. The plaintiffs have informed us that they have decided not to pursue this case and the parties are in the process of preparing formal dismissal papers.
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

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of March 31, 2022 and year-end 2021:

($ in millions)	March 31, 2022	December 31, 2021
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, maturing September 15, 2022 (effective interest rate of 3.4%)	$173	$173
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	347	347
Series Q Notes, interest rate of 2.3%, face amount of $399, matured January 15, 2022 (effective interest rate of 2.5%)	—	399
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	746	746
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	326	327
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	290	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	445	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	349	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	297
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	548	566
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	224	226
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	595	595
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	987	987
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	986	986
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,090	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	693

Credit Facility	800	1,050
Finance lease obligations	144	146
Other	136	135
	$9,469	$10,138
Less current portion	(731)	(805)
	$8,738	$9,333
We paid cash for interest, net of amounts capitalized, of $29 million in the 2022 first quarter and $38 million in the 2021 first quarter.

We are party to a multicurrency revolving credit agreement (as amended, the “Credit Facility”) that provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In the 2022 first quarter, we made repayments of $250 million, reducing the total outstanding borrowings under the Credit Facility to $800 million as of March 31, 2022. In April 2022, we repaid an additional $400 million of outstanding borrowings under the Credit Facility.
We entered into amendments to the Credit Facility in April 2020 and January 2021 (the “Credit Facility Amendments”). The debt leverage covenant in the Credit Facility, which is tested each quarter and was waived pursuant to the Credit Facility Amendments through and including the fourth quarter of 2021, resumed beginning with the quarter that ended March 31, 2022. The Credit Facility Amendments adjusted the required leverage levels for this covenant starting at 5.50 to 1.00 for the test period that ended on March 31, 2022 and gradually stepping down to 4.00 to 1.00 over the succeeding five fiscal quarters, as further described in the Credit Facility. The Credit Facility Amendments also amended certain other terms of the Credit Facility, including reducing the rate floor for the LIBOR Daily Floating Rate and the Eurocurrency Rate.
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	March 31, 2022		December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$141	$128	$144	$131
Total noncurrent financial assets	$141	$128	$144	$131

Senior Notes	$(7,701)	$(7,649)	$(8,009)	$(8,480)
Credit Facility	(800)	(800)	(1,050)	(1,050)
Other long-term debt	(100)	(100)	(135)	(140)
Other noncurrent liabilities	(407)	(407)	(414)	(414)
Total noncurrent financial liabilities	$(9,008)	$(8,956)	$(9,608)	$(10,084)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2021 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2022 first quarter and 2021 first quarter:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive income before reclassifications (1)	14	—	14
Reclassification adjustments	—	—	—
Net other comprehensive income	14	—	14
Balance at March 31, 2022	$(337)	$9	$(328)

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive loss before reclassifications (1)	(155)	—	(155)
Reclassification adjustments	—	—	—
Net other comprehensive loss	(155)	—	(155)
Balance at March 31, 2021	$(294)	$4	$(290)
(1)Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $12 million for the 2022 first quarter and $27 million for the 2021 first quarter.
The following tables detail the changes in common shares outstanding and stockholders’ equity for the 2022 first quarter and 2021 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
326.3	Balance at year-end 2021	$1,414	$5	$5,892	$10,305	$(14,446)	$(342)
—	Net income	377	—	—	377	—	—
—	Other comprehensive income	14	—	—	—	—	14
1.0	Stock-based compensation plans	(33)	—	(61)	—	28	—
327.3	Balance at March 31, 2022	$1,772	$5	$5,831	$10,682	$(14,418)	$(328)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.4	Balance at year-end 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
—	Net loss	(11)	—	—	(11)	—	—
—	Other comprehensive loss	(155)	—	—	—	—	(155)
1.2	Stock-based compensation plans	(30)	—	(64)	—	34	—
325.6	Balance at March 31, 2021	$234	$5	$5,787	$9,195	$(14,463)	$(290)
NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $118 million, to $6,589 million at March 31, 2022, from $6,471 million at December 31, 2021, primarily reflecting an increase in points earned by members. This includes a $61 million reclassification from deferred revenue to the liability for guest loyalty program primarily due to points that were earned during the period by members using our U.S.-issued co-brand credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $567 million of revenue recognized in the 2022 first quarter, that was deferred as of December 31, 2021. The current portion of our liability for guest loyalty program increased compared to December 31, 2021, due to higher estimated redemptions in the short-term.

Current and noncurrent deferred revenue decreased by $73 million, to $1,454 million at March 31, 2022, from $1,527 million at December 31, 2021, primarily as a result of $92 million of revenue recognized in the 2022 first quarter that was deferred as of December 31, 2021, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss above. The decrease was partially offset by deferred cash received related to our co-brand credit cards and gift cards, as well as an increase in franchise application and relicensing fees. Our current deferred revenue, which we present in the “Accrued expenses and other” caption of our Balance Sheets, was $333 million at March 31, 2022 and $346 million at year-end 2021.
Our allowance for credit losses increased to $200 million at March 31, 2022 from $187 million at December 31, 2021, primarily reflecting our provision for credit losses. Our provision for credit losses totaled $19 million in the 2022 first quarter.
NOTE 10. BUSINESS SEGMENTS
We discuss our operations in the following two operating segments, both of which meet the applicable criteria for separate disclosure as a reportable business segment: U.S. & Canada and International.
We evaluate the performance of our operating segments using “segment profit/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, merger-related costs, or most above-property restructuring charges. We assign gains and losses, equity in earnings or losses, direct general, administrative, and other expenses, and other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (including license fees we receive from our credit card programs and fees from vacation ownership licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring, merger-related charges, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.
Our chief operating decision maker monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.
Segment Revenues
The following table presents our revenues disaggregated by segment and major revenue stream for the 2022 first quarter and 2021 first quarter:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
($ in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$489	$177	$666	$250	$87	$337
Contract investment amortization	(14)	(10)	(24)	(13)	(4)	(17)
Net fee revenues	475	167	642	237	83	320
Owned, leased, and other revenue	92	153	245	35	66	101
Cost reimbursement revenue	2,704	355	3,059	1,449	242	1,691
Total reportable segment revenue	$3,271	$675	$3,946	$1,721	$391	$2,112
Unallocated corporate and other			253			204
Total revenue			$4,199			$2,316
Segment Profit and Loss

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021
U.S. & Canada	$454	$143
International	131	(23)
Unallocated corporate and other	(21)	(47)
Interest expense, net of interest income	(88)	(100)
(Provision) benefit for income taxes	(99)	16
Net income (loss)	$377	$(11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the future effects on our business of the coronavirus pandemic (“COVID-19”); Revenue per Available Room (“RevPAR”), average daily rate (“ADR”), occupancy and other future demand and recovery trends and expectations; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; the timing of future dividends and share repurchases; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (“2021 Form 10-K”), Part II, Item 1A of this report, and other factors we describe from time to time in our periodic filings with the SEC.
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
We earn base management fees and, under many agreements, incentive management fees from the properties that we manage, and we earn franchise fees on the properties that others operate under franchise agreements with us. In most markets, base management and franchise fees typically consist of a percentage of property-level revenue, or certain property-level revenue in the case of franchise fees, while incentive management fees typically consist of a percentage of net house profit after a specified owner return. For our hotels in the Middle East and Africa, Asia Pacific excluding China, and Greater China regions, incentive management fees typically consist of a percentage of gross operating profit without adjustment for a specified owner return. Net house profit is calculated as gross operating profit (also referred to as “house profit”) less non-controllable expenses such as property insurance, real estate taxes, and furniture, fixtures, and equipment (“FF&E”) reserves. Additionally, we earn franchise fees for use of our intellectual property, including fees from our co-brand credit card, timeshare, and residential programs.
Performance Measures
We believe RevPAR, which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and ADR, which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available (including rooms in hotels temporarily closed due to issues related to COVID-19), measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. Comparisons to prior periods are on a systemwide constant U.S. dollar basis for comparable properties, unless otherwise stated. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.

We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2021 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. The RevPAR, ADR, and occupancy comparisons between 2022 or 2021 and 2019, which we discuss under the “Impact of COVID-19” caption below, reflect properties that are defined as comparable as of March 31, 2022 or December 31, 2021, respectively, even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above.
Impact of COVID-19
While COVID-19 continues to have a material impact on our business and industry, global demand surged during the latter part of the 2022 first quarter in every region except Greater China, after the emergence of the COVID-19 Omicron variant dampened demand globally early in the year. In March 2022, worldwide RevPAR was only 9.4 percent below March 2019, with occupancy reaching 63.6 percent and ADR exceeding 2019 levels by 4.6 percent. The global recovery continues to be led by robust leisure demand, which we expect to continue throughout 2022, and travelers who continue to embrace multi-purpose trips, mixing remote work and vacation time. The decline in business transient and group demand from pre-pandemic 2019 levels improved meaningfully during the latter part of the 2022 first quarter when compared to the 2021 fourth quarter, though this demand continues to lag in recovery. We have been encouraged by the strength of ADR, which was at or above pre-pandemic 2019 levels in certain U.S. and International markets during the 2022 first quarter, and we are optimistic about sustaining strong ADR throughout 2022.
RevPAR in the 2022 first quarter compared to the 2021 first quarter improved 99.1 percent in our U.S. & Canada segment, 88.5 percent in our International segment, and 96.5 percent worldwide. RevPAR in the 2022 first quarter compared to pre-pandemic 2019 first quarter levels declined 14.5 percent in our U.S. & Canada segment, 31.7 percent in our International segment, and 19.4 percent worldwide. Compared to the 2019 first quarter, 2022 first quarter worldwide occupancy was down 13.6 percentage points, while worldwide ADR was higher by 0.8 percent.
In the U.S. & Canada, the COVID-19 Omicron variant dampened demand at the beginning of the quarter, though occupancy quickly improved, resulting in our U.S. & Canada RevPAR in March 2022 being down only 3.9 percent when compared to March 2019 levels. Leisure demand continued to be strong during the 2022 first quarter, particularly at our luxury and resort hotels and in tertiary markets. In urban destinations, where we have a large presence in the U.S. & Canada, the decline in demand compared to 2019 levels improved by the end of the 2022 first quarter when compared to the decline seen in the 2021 fourth quarter, though these destinations continue to lag in recovery. In other parts of the world, RevPAR continues to vary greatly by geographic market, and demand is heavily impacted by the number of COVID-19 cases, vaccination rates, and the nature and degree of government restrictions.
We continue to take measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our own business. At the property level, we continue to work with owners and franchisees by adjusting renovation requirements for certain properties and supporting owners and franchisees who are working with their lenders to utilize FF&E reserves to meet working capital needs. At the corporate level, we remain focused on managing our corporate general and administrative costs and are being disciplined with respect to our capital expenditures and other investment spending. As a result of our focus on maximizing cash flow, managing expenses, and improving our credit profile, combined with our strong 2022 first quarter results, we are resuming a cash dividend sooner than anticipated. On May 2, 2022, our Board of Directors declared a $0.30 per share quarterly cash dividend payable during the 2022 second quarter. Assuming the global demand environment continues to improve and we are within our target leverage ratio range, we also would expect to resume share repurchases in 2022.
As lodging demand recovers from the lows seen in the early months of the pandemic, we have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions, primarily in certain U.S. markets where demand has come back quickly. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness.
The impact of COVID-19 on the Company remains fluid, as does our corporate and property-level response. We believe COVID-19 will continue to have a material negative impact on our future results for a period of time that we are currently unable to predict. The overall operational and financial impact is highly dependent on the risk factors disclosed under the heading “Risks Relating to COVID-19” in Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K and could be affected by other factors we are not currently able to predict.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
We are currently unable to estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including fines and penalties) related to the Data Security Incident. In addition, certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional fines and penalties), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 5 for additional information related to legal proceedings and governmental investigations related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2022 first quarter, our system had 8,048 properties (1,487,681 rooms), compared to 7,989 properties (1,479,179 rooms) at year-end 2021 and 7,662 properties (1,429,171 rooms) at the end of the 2021 first quarter. The increase compared to year-end 2021 reflects gross additions of 75 properties (11,799 rooms) and deletions of 16 properties (3,494 rooms). Approximately 22 percent of our 2022 first quarter gross room additions were conversions from competitor brands. We expect full-year 2022 total gross rooms growth to approach 5.0 percent and net rooms growth of 3.5 to 4.0 percent.
At the end of the 2022 first quarter, we had more than 489,000 rooms in our development pipeline, which includes approximately 201,400 hotel rooms under construction and roughly 20,800 hotel rooms approved for development but not yet under signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada.
Properties and Rooms
At March 31, 2022, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	636	218,211	5,026	720,230	26	6,483	64	6,807	5,752	951,731
International	1,308	333,745	818	166,821	38	9,199	40	3,484	2,204	513,249
Timeshare	—	—	92	22,701	—	—	—	—	92	22,701
Total	1,944	551,956	5,936	909,752	64	15,682	104	10,291	8,048	1,487,681
Lodging Statistics
The following table presents RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended March 31, 2022 and Change vs. Three Months Ended March 31, 2021
	RevPAR		Occupancy			Average Daily Rate
	2022	vs. 2021	2022	vs. 2021		2022	vs. 2021
Comparable Company-Operated Properties
U.S. & Canada	$131.59	154.7%	54.4%	25.4%	pts.	$242.05	35.7%
Greater China	$53.80	(6.9)%	41.9%	(5.7)%	pts.	$128.30	5.7%
Asia Pacific excluding China	$58.29	66.6%	45.0%	11.7%	pts.	$129.59	23.4%
Caribbean & Latin America	$130.79	152.4%	57.5%	26.7%	pts.	$227.39	35.5%
Europe	$81.16	401.9%	42.7%	30.3%	pts.	$190.20	45.7%
Middle East & Africa	$128.71	97.7%	66.1%	23.5%	pts.	$194.82	27.3%
International - All (1)	$78.47	75.1%	48.2%	13.0%	pts.	$162.88	28.0%
Worldwide (2)	$102.61	114.1%	51.0%	18.6%	pts.	$201.25	36.0%
Comparable Systemwide Properties
U.S. & Canada	$96.78	99.1%	58.0%	17.4%	pts.	$166.82	39.3%
Greater China	$51.21	(6.2)%	41.3%	(5.4)%	pts.	$123.87	6.0%
Asia Pacific excluding China	$58.32	62.0%	45.1%	11.2%	pts.	$129.18	21.8%
Caribbean & Latin America	$100.83	166.6%	53.1%	24.6%	pts.	$190.02	43.2%
Europe	$63.76	400.3%	38.9%	27.7%	pts.	$163.81	44.6%
Middle East & Africa	$117.61	99.4%	64.5%	23.2%	pts.	$182.20	27.7%
International - All (1)	$71.11	88.5%	46.2%	14.8%	pts.	$153.85	28.3%
Worldwide (2)	$89.18	96.5%	54.5%	16.6%	pts.	$163.56	36.5%

(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our results in the 2022 first quarter continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2022 first quarter, and the discussion below for additional analysis of our consolidated results of operations for the 2022 first quarter compared to the 2021 first quarter.
Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change 2022 vs. 2021
Base management fees	$213	$106	$107	101%
Franchise fees	500	306	194	63%
Incentive management fees	102	33	69	209%
Gross fee revenues	815	445	370	83%
Contract investment amortization	(24)	(17)	(7)	(41)%
Net fee revenues	$791	$428	$363	85%
The increase in base management fees in the 2022 first quarter primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19.
The increase in franchise fees in the 2022 first quarter primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19, higher co-brand credit card fees ($36 million), and unit growth ($25 million).
The increase in incentive management fees in the 2022 first quarter primarily reflected higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19.

Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change 2022 vs. 2021
Owned, leased, and other revenue	$262	$108	$154	143%
Owned, leased, and other - direct expenses	197	135	62	46%
Owned, leased, and other, net	$65	$(27)	$92	nm*
* Percentage change is not meaningful.
Owned, leased, and other revenue, net of direct expenses increased in the 2022 first quarter primarily due to net stronger results at our owned and leased properties driven by the ongoing recovery in lodging demand from the impacts of COVID-19 and $29 million of subsidies under German government COVID-19 assistance programs for certain of our leased hotels.
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change 2022 vs. 2021
Cost reimbursement revenue	$3,146	$1,780	$1,366	77%
Reimbursed expenses	3,179	1,833	1,346	73%
Cost reimbursements, net	$(33)	$(53)	$20	38%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The increase in cost reimbursements, net in the 2022 first quarter primarily reflects higher revenue for our centralized programs and services and lower insurance expense, partially offset by Loyalty Program activity, primarily due to higher program expenses.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change 2022 vs. 2021
Depreciation, amortization, and other	$48	$52	$(4)	(8)%
General, administrative, and other	208	211	(3)	(1)%
Restructuring, merger-related charges, and other	9	1	8	800%
Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change 2022 vs. 2021
Gains and other income, net	$4	$1	$3	300%
Interest expense	(93)	(107)	14	13%
Interest income	5	7	(2)	(29)%
Equity in earnings (losses)	2	(12)	14	117%

Income Taxes

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change 2022 vs. 2021
(Provision) benefit for income taxes	$(99)	$16	$(115)	nm*
* Percentage change is not meaningful.
Our tax provision changed in the 2022 first quarter, compared to our tax benefit in the 2021 first quarter, primarily due to the increase in operating income ($101 million).
BUSINESS SEGMENTS
Our segment results in the 2022 first quarter continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2022 first quarter and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended
($ in millions)	March 31, 2022	March 31, 2021	Change 2022 vs. 2021
U.S. & Canada
Segment revenues	$3,271	$1,721	$1,550	90%
Segment profit	454	143	311	217%
International
Segment revenues	675	391	284	73%
Segment profit (loss)	131	(23)	154	670%

	Properties				Rooms
	March 31, 2022	March 31, 2021	vs. March 31, 2021		March 31, 2022	March 31, 2021	vs. March 31, 2021
U.S. & Canada	5,752	5,519	233	4%	951,731	921,498	30,233	3%
International	2,204	2,051	153	7%	513,249	484,931	28,318	6%
U.S. & Canada
U.S. & Canada 2022 first quarter segment profit increased primarily due to:
•$239 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, as well as unit growth;
•$33 million of higher cost reimbursement revenue, net of reimbursed expenses; and
•$24 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19.
International
International 2022 first quarter segment profit, compared to the 2021 first quarter segment loss, primarily reflected:
•$90 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19; and
•$63 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19 and subsidies under German government COVID-19 assistance programs for certain of our leased hotels.
STOCK-BASED COMPENSATION
See Note 3 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2022 first quarter, our long-term debt had a weighted average interest rate of 3.4 percent and a weighted average maturity of approximately 6.6 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at the end of the 2022 first quarter.
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
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. As of March 31, 2022, we had total outstanding borrowings under the Credit Facility of $0.8 billion and remaining borrowing capacity of $3.7 billion. In April 2022, we repaid an additional $400 million of outstanding borrowings under the Credit Facility, resulting in a borrowing capacity of $4.1 billion.
We entered into amendments to the Credit Facility in April 2020 and January 2021 (the “Credit Facility Amendments”). The debt leverage covenant in the Credit Facility, which is tested each quarter and was waived pursuant to the Credit Facility Amendments through and including the fourth quarter of 2021, resumed beginning with the quarter that ended March 31, 2022. The Credit Facility Amendments adjusted the required leverage levels for this covenant starting at 5.50 to 1.00 for the test period that ended on March 31, 2022 and gradually stepping down to 4.00 to 1.00 over the succeeding five fiscal quarters, as further described in the Credit Facility. The Credit Facility Amendments also amended certain other terms of the Credit Facility, including reducing the rate floor for the LIBOR Daily Floating Rate and the Eurocurrency Rate.
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

Uses of Cash
Cash, cash equivalents, and restricted cash totaled $1,067 million at March 31, 2022, a decrease of $354 million from year-end 2021, primarily reflecting Senior Notes repayments ($399 million), Credit Facility repayments ($250 million), financing outflows for employee stock-based compensation withholding taxes ($78 million), and capital and technology expenditures ($49 million), partially offset by net cash provided by operating activities ($398 million).
Net cash provided by operating activities increased by $371 million in the 2022 first quarter compared to the 2021 first quarter, primarily due to the net income recorded in the 2022 first quarter (adjusted for non-cash items). In 2020, we received $920 million of cash from the prepayment of certain future revenues under the amendments to our existing U.S.-issued co-brand credit card agreements, which reduced in the 2022 first quarter and 2021 first quarter, and will in the future reduce, the amount of cash we receive from these card issuers.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2022 first quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $49 million in the 2022 first quarter and $30 million in the 2021 first quarter. We expect capital expenditures and other investments will total approximately $600 million to $700 million for the 2022 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $250 million for maintenance capital spending and our new headquarters).
Share Repurchases
We did not repurchase any shares of our common stock in the 2022 first quarter. At March 31, 2022, 17.4 million shares remained available for repurchase under Board approved authorizations. Assuming the global demand environment continues to improve and we are within our target leverage ratio range, we would expect to resume share repurchases in 2022.
Dividends
We did not declare any cash dividends in the 2022 first quarter. However, our Board of Directors declared a quarterly cash dividend of $0.30 per share on May 2, 2022, payable on June 30, 2022 to stockholders of record on May 16, 2022.
Material Cash Requirements
As of the end of the 2022 first quarter, there have been no material changes to our cash requirements as disclosed in our 2021 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2021 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2021 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2021. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2021 Form 10-K for more information on our exposure to market risk.

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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2022 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 5, which we incorporate here by reference. Within this section, we use a threshold of $1 million in disclosing material environmental proceedings involving a governmental authority.
As previously disclosed in our 2021 Form 10-K, several counties and cities in California asserted that the Ritz-Carlton hotels in California failed to comply with certain state statutes regulating hazardous and other waste handling and disposal. In April 2022, we executed settlement documents, which still need to be approved by the Superior Court of the State of California, County of Riverside, to fully settle the matter. The settlement involves payments by the Company below the above-referenced $1 million disclosure threshold.
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
Item 1A. Risk Factors
We are subject to various risks that make an investment in our securities risky. You should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K. There are no material changes to the risk factors discussed in our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sale of Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 31, 2022	—	$—	—	17.4
February 1, 2022 - February 28, 2022	—	$—	—	17.4
March 1, 2022 - March 31, 2022	—	$—	—	17.4
(1)On February 28, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of March 31, 2022, 17.4 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions.

Item 5. Other Information
On May 3, 2022, Marriott International Administrative Services, Inc. (“MIASI”), a subsidiary of the Company, entered into an Aircraft Time Sharing Agreement with Anthony Capuano (the “Aircraft Agreement”), pursuant to which Mr. Capuano may lease certain aircraft owned or leased by MIASI for his personal use. Mr. Capuano will reimburse the Company for certain direct operating expenses of any such flight pursuant to FAA rules, as specified in the Aircraft Agreement. Mr. Capuano’s use of the aircraft under the Aircraft Agreement is at all times subordinate to business use and maintenance requirements.
The Aircraft Agreement has a one year term and automatically renews for successive one year terms unless earlier terminated by either party on 30 days’ notice or unless earlier terminated upon any termination of Mr. Capuano’s employment or otherwise pursuant to the Aircraft Agreement.
A copy of the Aircraft Agreement is attached hereto as Exhibit 10.2 and this summary is qualified by reference to the Aircraft Agreement.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2022 (File No. 001-13881).

10.1	Letter of Agreement, dated as of March 4, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Vistana Signature Experiences, Inc. and ILG, LLC.	Filed with this report.

*10.2	Aircraft Time Sharing Agreement, effective as of May 3, 2022, between Marriott International Administrative Services, Inc. and Anthony Capuano.	Filed with this report.

10.3	Amended and Restated Aircraft Time Sharing Agreement, effective as of May 3, 2022, between Marriott International Administrative Services, Inc. and J. Willard Marriott, Jr.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income (Loss); (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
May 4, 2022

/s/ Felitia Lee
Felitia Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)