Form 10-Q
period 2022-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2022-08-02
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File No. 1-13881
_________________________________________________
MARRIOTT INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)
 _______________________________________

Delaware			52-2055918
(State or other jurisdiction of incorporation or organization)			(IRS Employer Identification No.)

7750 Wisconsin Avenue	Bethesda	Maryland	20814
(Address of principal executive offices)			(Zip Code)
(301) 380-3000
(Registrant’s telephone number, including area code)

10400 Fernwood Road
Bethesda	Maryland	20817
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	MAR	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 324,551,358 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 26, 2022.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES
Base management fees	$269	$156	$482	$262
Franchise fees	669	431	1,169	737
Incentive management fees	135	55	237	88
Gross fee revenues	1,073	642	1,888	1,087
Contract investment amortization	(19)	(18)	(43)	(35)
Net fee revenues	1,054	624	1,845	1,052
Owned, leased, and other revenue	364	187	626	295
Cost reimbursement revenue	3,920	2,338	7,066	4,118
	5,338	3,149	9,537	5,465
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	281	168	478	303
Depreciation, amortization, and other	49	50	97	102
General, administrative, and other	231	187	439	398
Restructuring, merger-related charges, and other	—	3	9	4
Reimbursed expenses	3,827	2,255	7,006	4,088
	4,388	2,663	8,029	4,895
OPERATING INCOME	950	486	1,508	570
Gains and other income, net	2	5	6	6
Interest expense	(95)	(109)	(188)	(216)
Interest income	6	7	11	14
Equity in earnings (losses)	15	(8)	17	(20)
INCOME BEFORE INCOME TAXES	878	381	1,354	354
(Provision) benefit for income taxes	(200)	41	(299)	57
NET INCOME	$678	$422	$1,055	$411
EARNINGS PER SHARE
Earnings per share - basic	$2.06	$1.29	$3.21	$1.26
Earnings per share - diluted	$2.06	$1.28	$3.20	$1.25
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$678	$422	$1,055	$411
Other comprehensive income (loss):
Foreign currency translation adjustments	(327)	96	(313)	(59)
Other adjustments, net of tax	4	—	4	—
Total other comprehensive income (loss), net of tax	(323)	96	(309)	(59)
Comprehensive income	$355	$518	$746	$352
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and equivalents	$546	$1,393
Accounts and notes receivable, net	2,282	1,982
Prepaid expenses and other	278	251
	3,106	3,626
Property and equipment, net	1,532	1,503
Intangible assets
Brands	5,854	5,979
Contract acquisition costs and other	2,892	2,947
Goodwill	8,920	9,073
	17,666	17,999
Equity method investments	363	387
Notes receivable, net	146	144
Deferred tax assets	228	228
Operating lease assets	1,002	1,062
Other noncurrent assets	572	604
	$24,615	$25,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$558	$805
Accounts payable	773	726
Accrued payroll and benefits	1,071	1,187
Liability for guest loyalty program	3,115	2,522
Accrued expenses and other	1,336	1,167
	6,853	6,407
Long-term debt	8,230	9,333
Liability for guest loyalty program	3,529	3,949
Deferred tax liabilities	223	169
Deferred revenue	1,085	1,181
Operating lease liabilities	1,048	1,098
Other noncurrent liabilities	1,875	2,002
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,872	5,892
Retained earnings	11,262	10,305
Treasury stock, at cost	(14,716)	(14,446)
Accumulated other comprehensive loss	(651)	(342)
	1,772	1,414
	$24,615	$25,553
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES
Net income	$1,055	$411
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	140	137
Stock-based compensation	96	96
Income taxes	174	(277)
Liability for guest loyalty program	44	90
Contract acquisition costs	(51)	(108)
Restructuring, merger-related charges, and other	6	(4)
Working capital changes	(379)	(120)
Deferred revenue changes and other	(37)	(99)
Net cash provided by operating activities	1,048	126
INVESTING ACTIVITIES
Capital and technology expenditures	(119)	(70)
Dispositions	—	7
Loan advances	(3)	(2)
Loan collections	9	5
Other	22	(12)
Net cash used in investing activities	(91)	(72)
FINANCING ACTIVITIES
Credit Facility, net	(750)	(500)
Issuance of long-term debt	—	1,089
Repayment of long-term debt	(576)	(770)
Issuance of Class A Common Stock	—	2
Dividends paid	(98)	—
Purchase of treasury stock	(300)	—
Stock-based compensation withholding taxes	(87)	(83)
Other	—	(7)
Net cash used in financing activities	(1,811)	(269)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(854)	(215)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	1,421	894
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$567	$679
(1)The 2022 amounts include beginning restricted cash of $28 million at December 31, 2021, and ending restricted cash of $21 million at June 30, 2022, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Condensed Consolidated Financial Statements as our “Financial Statements,” (2) our Condensed Consolidated Statements of Income as our “Income Statements,” (3) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (4) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America, Europe, Middle East and Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated.
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
Preparation of financial statements that conform with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. The uncertainty created by the coronavirus pandemic (“COVID-19”) has made such estimates more difficult and subjective. Accordingly, ultimate results could differ from those estimates.
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2022 and December 31, 2021, the results of our operations for the three and six months ended June 30, 2022 and June 30, 2021, and cash flows for the six months ended June 30, 2022 and June 30, 2021. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Computation of Basic Earnings Per Share
Net income	$678	$422	$1,055	$411
Shares for basic earnings per share	328.2	327.1	328.3	326.9
Basic earnings per share	$2.06	$1.29	$3.21	$1.26
Computation of Diluted Earnings Per Share
Net income	$678	$422	$1,055	$411
Shares for basic earnings per share	328.2	327.1	328.3	326.9
Effect of dilutive securities
Stock-based compensation	1.3	2.0	1.5	2.1
Shares for diluted earnings per share	329.5	329.1	329.8	329.0
Diluted earnings per share	$2.06	$1.28	$3.20	$1.25

NOTE 3. STOCK-BASED COMPENSATION
We granted 1.0 million restricted stock units (“RSUs”) during the 2022 first half to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2022 first half to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions, generally based on the degree of achievement of pre-established targets for 2024 adjusted EBITDA performance and relative total stockholder return over the 2022 to 2024 performance period. RSUs, including PSUs, granted in the 2022 first half had a weighted average grant-date fair value of $169 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $49 million in the 2022 second quarter, $41 million in the 2021 second quarter, $91 million in the 2022 first half, and $90 million in the 2021 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $270 million at June 30, 2022 and $189 million at December 31, 2021.
NOTE 4. INCOME TAXES
Our effective tax rate was 22.8 percent for the 2022 second quarter compared to (10.9) percent for the 2021 second quarter, and 22.1 percent for the 2022 first half compared to (16.3) percent for the 2021 first half. The changes in our effective tax rates were primarily due to the prior year tax benefit from the release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits.
We paid cash for income taxes, net of refunds, of $125 million in the 2022 first half and $220 million in the 2021 first half.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at June 30, 2022 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$77	$11
Operating profit	174	108
Other	16	4
	$267	$123
Our maximum potential guarantees listed in the preceding table include $39 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at June 30, 2022 and December 31, 2021.

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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland, pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). On May 3, 2022, the U.S. District Court for the District of Maryland granted in part and denied in part class certification of various U.S. groups of consumers. We appealed the District Court’s decision, and on July 14, 2022, the U.S. Court of Appeals for the Fourth Circuit granted our petition to appeal. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
On August 18, 2020, a purported representative action was brought against us in the High Court of Justice for England and Wales on behalf of an alleged claimant class of English and Welsh residents alleging breaches of the General Data Protection Regulation and/or the U.K. Data Protection Act 2018 in connection with the Data Security Incident. The plaintiffs informed us that they have decided not to pursue this case and the case was discontinued in May 2022.
In addition, numerous U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Although some of these matters have been resolved or no longer appear to be active, some remain open. We are in discussions with the Attorney General offices from 49 states and the District of Columbia, the Federal Trade Commission, and regulatory authorities in Canada and Australia to resolve their investigations and requests.
While we believe it is reasonably possible that we may incur additional losses associated with the above described MDL proceedings and regulatory investigations related to the Data Security Incident, it is not possible to reasonably estimate the amount of loss or range of loss, if any, in excess of the amounts already incurred that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings and investigations based on: (i) in the case of the above described MDL proceedings, the current stage of these proceedings, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, and the lack of resolution of significant factual and legal issues; and (ii) in the case of the above described regulatory investigations, the lack of resolution of significant factual and legal issues in our discussions with the Federal Trade Commission and the state Attorneys General.

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of June 30, 2022 and year-end 2021:

($ in millions)	June 30, 2022	December 31, 2021
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, redeemed June 15, 2022 (effective interest rate of 3.4%)	$—	$173
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	348	347
Series Q Notes, interest rate of 2.3%, face amount of $399, matured January 15, 2022 (effective interest rate of 2.5%)	—	399
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	746	746
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	326	327
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	289	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	446	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	349	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	297
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	541	566
Series DD Notes, interest rate of 2.1%, face amount of $224, maturing October 3, 2022 (effective interest rate of 1.2%)	224	226
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	596	595
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	988	987
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	986	986
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,090	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	693

Credit Facility	300	1,050
Finance lease obligations	143	146
Other	133	135
	$8,788	$10,138
Less current portion	(558)	(805)
	$8,230	$9,333
We paid cash for interest, net of amounts capitalized, of $179 million in the 2022 first half and $196 million in the 2021 first half.
In June 2022, we redeemed all $173 million aggregate principal amount of our outstanding Series L Notes due in September 2022.

We are party to a multicurrency revolving credit agreement (as amended, the “Credit Facility”) that provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. In July 2022, we repaid $275 million of outstanding borrowings under the Credit Facility.
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
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	June 30, 2022		December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$146	$135	$144	$131
Total noncurrent financial assets	$146	$135	$144	$131

Senior Notes	$(7,697)	$(7,149)	$(8,009)	$(8,480)
Credit Facility	(300)	(300)	(1,050)	(1,050)
Other long-term debt	(100)	(95)	(135)	(140)
Other noncurrent liabilities	(401)	(401)	(414)	(414)
Total noncurrent financial liabilities	$(8,498)	$(7,945)	$(9,608)	$(10,084)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2021 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2022 first half and 2021 first half:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive income before reclassifications (1)	(313)	5	(308)
Reclassification adjustments	—	(1)	(1)
Net other comprehensive income	(313)	4	(309)
Balance at June 30, 2022	$(664)	$13	$(651)

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive loss before reclassifications (1)	(59)	—	(59)
Reclassification adjustments	—	—	—
Net other comprehensive loss	(59)	—	(59)
Balance at June 30, 2021	$(198)	$4	$(194)
(1)Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $44 million for the 2022 first half and $18 million for the 2021 first half.
The following tables detail the changes in common shares outstanding and stockholders’ equity for the 2022 first half and 2021 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
326.3	Balance at year-end 2021	$1,414	$5	$5,892	$10,305	$(14,446)	$(342)
—	Net income	377	—	—	377	—	—
—	Other comprehensive income	14	—	—	—	—	14
1.0	Stock-based compensation plans	(33)	—	(61)	—	28	—
327.3	Balance at March 31, 2022	$1,772	$5	$5,831	$10,682	$(14,418)	$(328)
—	Net income	678	—	—	678	—	—
—	Other comprehensive loss	(323)	—	—	—	—	(323)
—	Dividends ($0.30 per share)	(98)	—	—	(98)	—	—
—	Stock-based compensation plans	43	—	41	—	2	—
(1.9)	Purchase of treasury stock	(300)	—	—	—	(300)	—
325.4	Balance at June 30, 2022	$1,772	$5	$5,872	$11,262	$(14,716)	$(651)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.4	Balance at year-end 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
—	Net loss	(11)	—	—	(11)	—	—
—	Other comprehensive loss	(155)	—	—	—	—	(155)
1.2	Stock-based compensation plans	(30)	—	(64)	—	34	—
325.6	Balance at March 31, 2021	$234	$5	$5,787	$9,195	$(14,463)	$(290)
—	Net income	422	—	—	422	—	—
—	Other comprehensive income	96	—	—	—	—	96
—	Stock-based compensation plans	44	—	43	1	—	—
325.6	Balance at June 30, 2021	$796	$5	$5,830	$9,618	$(14,463)	$(194)

NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $173 million, to $6,644 million at June 30, 2022, from $6,471 million at December 31, 2021, primarily reflecting an increase in points earned by members. This includes a $128 million reclassification from deferred revenue to the liability for guest loyalty program primarily due to points that were earned during the period by members using our U.S.-issued co-brand credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $1,324 million of revenue recognized in the 2022 first half, that was deferred as of December 31, 2021. The current portion of our liability for guest loyalty program increased compared to December 31, 2021, due to higher estimated redemptions in the short-term.
Current and noncurrent deferred revenue decreased by $138 million, to $1,389 million at June 30, 2022, from $1,527 million at December 31, 2021, primarily as a result of $186 million of revenue recognized in the 2022 first half that was deferred as of December 31, 2021, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss above. The decrease was partially offset by deferred cash received related to our co-brand credit cards and gift cards, as well as an increase in franchise application and relicensing fees.
Our allowance for credit losses increased to $212 million at June 30, 2022 from $187 million at December 31, 2021, primarily reflecting our provision for credit losses. Our provision for credit losses totaled $14 million in the 2022 second quarter and $33 million in the 2022 first half.
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

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2022 second quarter, 2021 second quarter, 2022 first half, and 2021 first half:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
($ in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$683	$212	$895	$373	$132	$505
Contract investment amortization	(15)	(4)	(19)	(13)	(5)	(18)
Net fee revenues	668	208	876	360	127	487
Owned, leased, and other revenue	124	217	341	57	120	177
Cost reimbursement revenue	3,325	450	3,775	1,911	275	2,186
Total reportable segment revenue	$4,117	$875	$4,992	$2,328	$522	$2,850
Unallocated corporate and other			346			299
Total revenue			$5,338			$3,149

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
($ in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$1,172	$389	$1,561	$623	$219	$842
Contract investment amortization	(29)	(14)	(43)	(26)	(9)	(35)
Net fee revenues	1,143	375	1,518	597	210	807
Owned, leased, and other revenue	216	370	586	92	186	278
Cost reimbursement revenue	6,029	805	6,834	3,360	517	3,877
Total reportable segment revenue	$7,388	$1,550	$8,938	$4,049	$913	$4,962
Unallocated corporate and other			599			503
Total revenue			$9,537			$5,465

Segment Profit

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
U.S. & Canada	$727	$344	$1,181	$487
International	210	79	341	56
Unallocated corporate and other	30	60	9	13
Interest expense, net of interest income	(89)	(102)	(177)	(202)
(Provision) benefit for income taxes	(200)	41	(299)	57
Net income	$678	$422	$1,055	$411

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the future effects on our business of the coronavirus pandemic (“COVID-19”); Revenue per Available Room (“RevPAR”), average daily rate (“ADR”), occupancy and other future demand and recovery trends and expectations; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations regarding future dividends and share repurchases; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
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

We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2021 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. The RevPAR, ADR, and occupancy comparisons between 2022 and 2019, which we discuss under the “Impact of COVID-19” caption below, reflect properties that are defined as comparable as of June 30, 2022, even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above.
Impact of COVID-19
While COVID-19 continues to negatively impact our business and industry, we continued to see strong global RevPAR improvement in the 2022 second quarter, with worldwide RevPAR only 2.9 percent below the 2019 second quarter, driven by ADR growth of 7.2 percent compared to the 2019 second quarter and occupancy of 68 percent. In the 2022 first half, we saw consecutive worldwide RevPAR improvements each month compared to 2019, and in June 2022, monthly worldwide RevPAR surpassed 2019 for the first time since the pandemic began. The global recovery continued across all customer segments, led by robust leisure demand and significant improvement in group demand during the quarter. In addition, business transient demand continued to increase, though more moderately, and we also continued to see more trips that appear to combine leisure and business.
RevPAR in the 2022 second quarter compared to the 2021 second quarter improved 66.1 percent in our U.S. & Canada segment, 87.8 percent in our International segment, and 70.6 percent worldwide. RevPAR in the 2022 first half compared to the 2021 first half increased 78.6 percent in our U.S. & Canada segment, 87.1 percent in our International segment, and 80.5 percent worldwide.
In the U.S. & Canada, compared to pre-pandemic 2019 levels, RevPAR improved 1.3 percent in the 2022 second quarter and declined 6.1 percent in the 2022 first half. RevPAR growth in the 2022 second quarter compared to 2019 was driven by strong ADR, which exceeded the 2019 second quarter by 8 percent.
Internationally, compared to pre-pandemic 2019 levels, RevPAR declined 14.1 percent in the 2022 second quarter and declined 22.9 percent in the 2022 first half. RevPAR in the 2022 second quarter reflected the lifting of travel restrictions in many countries and the resulting increase in cross-border travel, although RevPAR remained constrained in Greater China and Asia Pacific excluding China.
We continue to take measures to mitigate the negative financial and operational impacts of COVID-19 for our hotel owners and our own business. At the property level, we continue to work with owners and franchisees by adjusting renovation requirements for certain properties. At the corporate level, we remain focused on managing our corporate general and administrative costs and are being disciplined with respect to our capital expenditures and other investment spending.
As lodging demand continues to recover from the lows seen in the early months of the pandemic, we have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions, primarily in certain U.S. markets. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness.
The impact of COVID-19 on the Company remains fluid, as does our corporate and property-level response. We believe COVID-19 will continue to have a negative impact on our future results for a period of time that we are currently unable to predict. The overall operational and financial impact is highly dependent on the risk factors disclosed under the heading “Risks Relating to COVID-19” in Part I, Item 1A, “Risk Factors,” of our 2021 Form 10-K and could be affected by other factors we are not currently able to predict.

Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already incurred. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including monetary payments to regulators and/or litigants) related to the Data Security Incident. In addition, certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program. We expect to incur significant expenses associated with the Data Security Incident in future periods, primarily related to legal proceedings and regulatory investigations (including possible additional monetary payments to regulators and/or litigants), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 5 for additional information related to legal proceedings and governmental investigations related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2022 second quarter, our system had 8,120 properties (1,500,744 rooms), compared to 7,989 properties (1,479,179 rooms) at year-end 2021 and 7,797 properties (1,451,609 rooms) at the end of the 2021 second quarter. The increase compared to year-end 2021 reflects gross additions of 172 properties (28,716 rooms) and deletions of 41 properties (7,155 rooms). Approximately 24 percent of our 2022 first half gross room additions were conversions from competitor brands. We currently expect full-year 2022 total gross rooms growth to approach 5.0 percent and net rooms growth of 3.0 to 3.5 percent, which includes the impact of the Company’s decision to suspend its operations in Russia.
At the end of the 2022 second quarter, we had more than 495,000 hotel rooms in our development pipeline, which includes approximately 203,300 hotel rooms under construction and roughly 27,400 hotel rooms approved for development but not yet subject to signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada.
Properties and Rooms
At June 30, 2022, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	633	216,227	5,065	728,380	26	6,483	66	6,935	5,790	958,025
International	1,327	337,992	831	169,136	38	9,199	42	3,691	2,238	520,018
Timeshare	—	—	92	22,701	—	—	—	—	92	22,701
Total	1,960	554,219	5,988	920,217	64	15,682	108	10,626	8,120	1,500,744
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended June 30, 2022 and Change vs. Three Months Ended June 30, 2021
	RevPAR		Occupancy			Average Daily Rate
	2022	vs. 2021	2022	vs. 2021		2022	vs. 2021
Comparable Company-Operated Properties
U.S. & Canada	$177.42	106.4%	71.7%	26.5%	pts.	$247.36	30.1%
Greater China	$44.13	(44.9)%	43.1%	(21.5)%	pts.	$102.42	(17.3)%
Asia Pacific excluding China	$79.22	156.3%	58.6%	28.9%	pts.	$135.16	29.8%
Caribbean & Latin America	$126.33	76.6%	60.8%	20.2%	pts.	$207.76	17.8%
Europe	$164.92	357.5%	69.6%	46.5%	pts.	$237.13	51.9%
Middle East & Africa	$106.13	60.7%	60.3%	14.5%	pts.	$175.94	22.0%
International - All (1)	$91.80	64.4%	56.2%	13.4%	pts.	$163.23	25.1%
Worldwide (2)	$130.20	87.7%	63.2%	19.3%	pts.	$206.07	30.4%
Comparable Systemwide Properties
U.S. & Canada	$131.53	66.1%	72.4%	15.9%	pts.	$181.79	29.7%
Greater China	$42.08	(43.9)%	41.8%	(20.9)%	pts.	$100.73	(15.7)%
Asia Pacific excluding China	$79.01	151.5%	58.9%	29.1%	pts.	$134.08	27.5%
Caribbean & Latin America	$108.21	87.5%	59.6%	20.7%	pts.	$181.57	22.3%
Europe	$135.51	355.4%	67.5%	46.1%	pts.	$200.79	44.3%
Middle East & Africa	$99.71	64.1%	59.9%	15.4%	pts.	$166.49	21.9%
International - All (1)	$90.91	87.8%	57.2%	18.6%	pts.	$158.86	26.6%
Worldwide (2)	$119.37	70.6%	67.8%	16.7%	pts.	$175.99	28.6%

	Six Months Ended June 30, 2022 and Change vs. Six Months Ended June 30, 2021
	RevPAR		Occupancy			Average Daily Rate
	2022	vs. 2021	2022	vs. 2021		2022	vs. 2021
Comparable Company-Operated Properties
U.S. & Canada	$154.77	124.5%	63.1%	26.0%	pts.	$245.11	32.1%
Greater China	$48.79	(29.4)%	42.6%	(13.8)%	pts.	$114.47	(6.6)%
Asia Pacific excluding China	$68.62	109.4%	51.8%	20.4%	pts.	$132.45	26.9%
Caribbean & Latin America	$128.74	109.3%	59.2%	23.7%	pts.	$217.38	25.6%
Europe	$123.50	370.5%	56.3%	38.4%	pts.	$219.54	49.1%
Middle East & Africa	$117.34	78.9%	63.2%	19.0%	pts.	$185.75	25.1%
International - All (1)	$84.82	68.1%	52.2%	13.0%	pts.	$162.48	26.2%
Worldwide (2)	$116.23	97.8%	57.1%	18.8%	pts.	$203.50	32.5%
Comparable Systemwide Properties
U.S. & Canada	$114.31	78.6%	65.2%	16.7%	pts.	$175.20	33.0%
Greater China	$46.57	(28.4)%	41.7%	(13.3)%	pts.	$111.73	(5.5)%
Asia Pacific excluding China	$68.61	104.3%	52.1%	20.2%	pts.	$131.79	24.9%
Caribbean & Latin America	$104.65	119.2%	56.4%	22.7%	pts.	$185.63	30.8%
Europe	$99.99	368.1%	53.4%	37.0%	pts.	$187.41	43.8%
Middle East & Africa	$109.21	81.4%	62.3%	19.3%	pts.	$175.32	25.3%
International - All (1)	$80.95	87.1%	51.8%	16.6%	pts.	$156.40	27.2%
Worldwide (2)	$104.33	80.5%	61.2%	16.6%	pts.	$170.45	31.5%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our results in the 2022 second quarter and 2022 first half continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2022 second quarter and 2022 first half, and the discussion below for additional analysis of our consolidated results of operations for the 2022 second quarter compared to the 2021 second quarter and for the 2022 first half compared to the 2021 first half.

Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change 2022 vs. 2021		June 30, 2022	June 30, 2021	Change 2022 vs. 2021
Base management fees	$269	$156	$113	72%	$482	$262	$220	84%
Franchise fees	669	431	238	55%	1,169	737	432	59%
Incentive management fees	135	55	80	145%	237	88	149	169%
Gross fee revenues	1,073	642	431	67%	1,888	1,087	801	74%
Contract investment amortization	(19)	(18)	(1)	(6)%	(43)	(35)	(8)	(23)%
Net fee revenues	$1,054	$624	$430	69%	$1,845	$1,052	$793	75%
The increases in base management fees in the 2022 second quarter and 2022 first half primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19.
The increases in franchise fees in the 2022 second quarter and 2022 first half primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19, higher co-brand credit card fees ($40 million and $76 million, respectively), and unit growth ($30 million and $55 million, respectively).
The increases in incentive management fees in the 2022 second quarter and 2022 first half primarily reflected higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19.
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change 2022 vs. 2021		June 30, 2022	June 30, 2021	Change 2022 vs. 2021
Owned, leased, and other revenue	$364	$187	$177	95%	$626	$295	$331	112%
Owned, leased, and other - direct expenses	281	168	113	67%	478	303	175	58%
Owned, leased, and other, net	$83	$19	$64	337%	$148	$(8)	$156	1,950%
Owned, leased, and other revenue, net of direct expenses increased in the 2022 second quarter primarily due to stronger results at our owned and leased properties driven by the ongoing recovery in lodging demand from the impacts of COVID-19, partially offset by $18 million of subsidies under German government COVID-19 assistance programs for certain of our leased hotels received in the 2021 second quarter.
Owned, leased, and other revenue, net of direct expenses increased in the 2022 first half primarily due to stronger results at our owned and leased properties driven by the ongoing recovery in lodging demand from the impacts of COVID-19, partially offset by lower termination fees ($16 million).
Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change 2022 vs. 2021		June 30, 2022	June 30, 2021	Change 2022 vs. 2021
Cost reimbursement revenue	$3,920	$2,338	$1,582	68%	$7,066	$4,118	$2,948	72%
Reimbursed expenses	3,827	2,255	1,572	70%	7,006	4,088	2,918	71%
Cost reimbursements, net	$93	$83	$10	12%	$60	$30	$30	100%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.

The increase in cost reimbursements, net in the 2022 second quarter primarily reflects higher revenues, net of expenses, related to our insurance program and for our centralized programs and services, partially offset by Loyalty Program activity, primarily due to higher program expenses.
The increase in cost reimbursements, net in the 2022 first half primarily reflects higher revenues, net of expenses, for our centralized programs and services and lower expenses related to our insurance program, partially offset by Loyalty Program activity, primarily due to higher program expenses.
Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change 2022 vs. 2021		June 30, 2022	June 30, 2021	Change 2022 vs. 2021
Depreciation, amortization, and other	$49	$50	$(1)	(2)%	$97	$102	$(5)	(5)%
General, administrative, and other	231	187	44	24%	439	398	41	10%
Restructuring, merger-related charges, and other	—	3	(3)	(100)%	9	4	5	125%
General, administrative, and other expenses increased in the 2022 second quarter and 2022 first half primarily due to higher compensation costs and higher administrative costs.
Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change 2022 vs. 2021		June 30, 2022	June 30, 2021	Change 2022 vs. 2021
Gains and other income, net	$2	$5	$(3)	(60)%	$6	$6	$—	—%
Interest expense	(95)	(109)	14	13%	(188)	(216)	28	13%
Interest income	6	7	(1)	(14)%	11	14	(3)	(21)%
Equity in earnings (losses)	15	(8)	23	288%	17	(20)	37	185%
Interest expense decreased in the 2022 first half, primarily due to lower debt balances driven by Senior Notes maturities and repurchases, net of issuances.
Equity in earnings (losses) changed in the 2022 second quarter and 2022 first half primarily due to our share of the gains on the sales of properties held by equity method investees ($13 million and $21 million, respectively) and the ongoing recovery in lodging demand from the impacts of COVID-19.
Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change 2022 vs. 2021		June 30, 2022	June 30, 2021	Change 2022 vs. 2021
(Provision) benefit for income taxes	$(200)	$41	$(241)	(588)%	$(299)	$57	$(356)	(625)%
Our tax provision changed in the 2022 second quarter and 2022 first half, compared to our tax benefit in the 2021 second quarter and 2021 first half, primarily due to the increase in operating income ($125 million and $226 million, respectively) and the release of tax reserves in the 2021 second quarter due to the favorable resolution of Legacy-Starwood tax audits ($118 million).

BUSINESS SEGMENTS
Our segment results in the 2022 second quarter and 2022 first half continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2022 second quarter and 2022 first half and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2022	June 30, 2021	Change 2022 vs. 2021		June 30, 2022	June 30, 2021	Change 2022 vs. 2021
U.S. & Canada
Segment revenues	$4,117	$2,328	$1,789	77%	$7,388	$4,049	$3,339	82%
Segment profit	727	344	383	111%	1,181	487	694	143%
International
Segment revenues	875	522	353	68%	1,550	913	637	70%
Segment profit	210	79	131	166%	341	56	285	509%

	Properties				Rooms
	June 30, 2022	June 30, 2021	vs. June 30, 2021		June 30, 2022	June 30, 2021	vs. June 30, 2021
U.S. & Canada	5,790	5,600	190	3%	958,025	932,172	25,853	3%
International	2,238	2,105	133	6%	520,018	496,679	23,339	5%
U.S. & Canada
Second Quarter
U.S. & Canada quarterly segment profit increased, primarily due to the following:
•$310 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, as well as unit growth;
•$53 million of higher cost reimbursement revenue, net of reimbursed expenses; and
•$24 million of increased owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19.
First Half
U.S. & Canada 2022 first half segment profit increased primarily due to:
•$549 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, as well as unit growth, partially offset by lower residential branding fees;
•$86 million of higher cost reimbursement revenue, net of reimbursed expenses;
•$48 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19; and
•$17 million of higher equity in earnings.

International
Second Quarter
International quarterly segment profit increased primarily due to:
•$80 million of higher gross fee revenues, due to higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions except Greater China and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19;
•$32 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19, partially offset by subsidies under German government COVID-19 assistance programs for certain of our leased hotels received in the 2021 second quarter; and
•$17 million of higher cost reimbursement revenue, net of reimbursed expenses;
partially offset by:
•$15 million of higher general, administrative, and other expenses, partially reflecting a higher provision for credit losses.
First Half
International 2022 first half segment profit increased primarily due to:
•$170 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions except Greater China and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, as well as unit growth, partially offset by net unfavorable foreign exchange rates;
•$95 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19; and
•$29 million of higher cost reimbursement revenue, net of reimbursed expenses;
partially offset by:
•$27 million of higher general, administrative, and other expenses, partially reflecting a higher provision for credit losses.
STOCK-BASED COMPENSATION
See Note 3 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2022 second quarter, our long-term debt had a weighted average interest rate of 3.7 percent and a weighted average maturity of approximately 6.6 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2022 second quarter.
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
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. As of June 30, 2022, we had total outstanding borrowings under the Credit Facility of $0.3 billion and remaining borrowing capacity of $4.2 billion. In July 2022, we repaid $275 million of outstanding borrowings under the Credit Facility.
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
Commercial Paper
Due to changes to our credit ratings as a result of the impact of COVID-19 on our business, we currently are not issuing commercial paper. As a result, we have had to rely more on borrowings under the Credit Facility and issuance of senior notes.
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $567 million at June 30, 2022, a decrease of $854 million from year-end 2021, primarily reflecting Credit Facility repayments ($750 million), Senior Notes repayments ($573 million), share repurchases ($300 million), capital and technology expenditures ($119 million), dividends paid ($98 million), and financing outflows for employee stock-based compensation withholding taxes ($87 million), partially offset by net cash provided by operating activities ($1,048 million).
Net cash provided by operating activities increased by $922 million in the 2022 first half compared to the 2021 first half, primarily due to the net income recorded in the 2022 first half (adjusted for non-cash items) and lower cash paid for income taxes. In 2020, we received $920 million of cash from the prepayment of certain future revenues under the amendments to our existing U.S.-issued co-brand credit card agreements, which reduced in the 2022 first half and 2021 first half, and will in the future reduce, the amount of cash we receive from these card issuers.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2022 second quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.

Capital Expenditures and Other Investments
We made capital and technology expenditures of $119 million in the 2022 first half and $70 million in the 2021 first half. We expect capital expenditures and other investments will total approximately $600 million to $650 million for the 2022 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $200 million for maintenance capital spending and our new headquarters).
Share Repurchases and Dividends
Given the improvements in the global demand environment and the restoration of our leverage ratio to within our target leverage ratio range, we resumed repurchases of our common stock in the 2022 second quarter. We purchased 1.9 million shares in the 2022 second quarter for $300 million. Year-to-date through July 29, 2022, we repurchased 2.9 million shares for $448 million. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
On May 2, 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per share, which was paid on June 30, 2022 to stockholders of record on May 16, 2022.
We expect to continue to return cash to stockholders through share repurchases and dividends in the remainder of 2022.
Material Cash Requirements
As of the end of the 2022 second quarter, there have been no material changes to our cash requirements as disclosed in our 2021 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2021 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At June 30, 2022, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $306 million, of which $80 million is payable within the next 12 months from June 30, 2022.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2022 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 5, which we incorporate here by reference. Within this section, we use a threshold of $1 million in disclosing material environmental proceedings involving a governmental authority.
As previously disclosed in our 2021 Form 10-K, several counties and cities in California asserted that the Ritz-Carlton hotels in California failed to comply with certain state statutes regulating hazardous and other waste handling and disposal. In April 2022, we executed settlement documents, subject to approval by the Superior Court of the State of California, County of Riverside, to fully settle the matter. In July 2022, the settlement documents were modified for re-execution by the parties and final approval by the court. The settlement involves payments by the Company below the above-referenced $1 million disclosure threshold.
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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 - April 30, 2022	—	$—	—	17.4
May 1, 2022 - May 31, 2022	0.3	$163.02	0.3	17.1
June 1, 2022 - June 30, 2022	1.6	$156.10	1.6	15.5
(1)On February 28, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of June 30, 2022, 15.5 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions, which are accounted for as treasury stock.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2022 (File No. 001-13881).

10.1	Amendment to License, Services, and Development Agreement for Marriott Projects, dated May 19, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Vistana Signature Experiences, Inc. and ILG, LLC.	Filed with this report.

*10.2	Form of Deferred Fee Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Filed with this report.

*10.3	Form of Deferred Share Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Filed with this report.

*10.4	Form of Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (For Non-Employee Directors).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
August 2, 2022

/s/ Felitia Lee
Felitia Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)