Form 10-Q
period 2022-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2022-11-03
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 316,539,613 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 27, 2022.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
($ in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES
Base management fees	$275	$190	$757	$452
Franchise fees	678	533	1,847	1,270
Incentive management fees	106	53	343	141
Gross fee revenues	1,059	776	2,947	1,863
Contract investment amortization	(22)	(21)	(65)	(56)
Net fee revenues	1,037	755	2,882	1,807
Owned, leased, and other revenue	345	241	971	536
Cost reimbursement revenue	3,931	2,950	10,997	7,068
	5,313	3,946	14,850	9,411
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	301	204	779	507
Depreciation, amortization, and other	50	64	147	166
General, administrative, and other	216	212	655	610
Restructuring, merger-related charges, and other	2	4	11	8
Reimbursed expenses	3,786	2,917	10,792	7,005
	4,355	3,401	12,384	8,296
OPERATING INCOME	958	545	2,466	1,115
Gains and other income, net	3	—	9	6
Loss on extinguishment of debt	—	(164)	—	(164)
Interest expense	(100)	(107)	(288)	(323)
Interest income	7	8	18	22
Equity in earnings (losses)	1	(4)	18	(24)
INCOME BEFORE INCOME TAXES	869	278	2,223	632
Provision for income taxes	(239)	(58)	(538)	(1)
NET INCOME	$630	$220	$1,685	$631
EARNINGS PER SHARE
Earnings per share - basic	$1.94	$0.67	$5.15	$1.93
Earnings per share - diluted	$1.94	$0.67	$5.13	$1.92
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$630	$220	$1,685	$631
Other comprehensive income (loss):
Foreign currency translation adjustments	(340)	(138)	(653)	(197)
Other adjustments, net of tax	1	—	5	—
Total other comprehensive income (loss), net of tax	(339)	(138)	(648)	(197)
Comprehensive income	$291	$82	$1,037	$434
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in millions)

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and equivalents	$1,045	$1,393
Accounts and notes receivable, net	2,378	1,982
Prepaid expenses and other	261	251
	3,684	3,626
Property and equipment, net	1,509	1,503
Intangible assets
Brands	5,727	5,979
Contract acquisition costs and other	2,880	2,947
Goodwill	8,765	9,073
	17,372	17,999
Equity method investments	332	387
Notes receivable, net	132	144
Deferred tax assets	228	228
Operating lease assets	947	1,062
Other noncurrent assets	559	604
	$24,763	$25,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$558	$805
Accounts payable	746	726
Accrued payroll and benefits	1,260	1,187
Liability for guest loyalty program	3,094	2,522
Accrued expenses and other	1,454	1,167
	7,112	6,407
Long-term debt	8,860	9,333
Liability for guest loyalty program	3,552	3,949
Deferred tax liabilities	273	169
Deferred revenue	1,085	1,181
Operating lease liabilities	1,007	1,098
Other noncurrent liabilities	1,811	2,002
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,919	5,892
Retained earnings	11,795	10,305
Treasury stock, at cost	(15,666)	(14,446)
Accumulated other comprehensive loss	(990)	(342)
	1,063	1,414
	$24,763	$25,553
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES
Net income	$1,685	$631
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	212	222
Stock-based compensation	144	138
Income taxes	197	(292)
Liability for guest loyalty program	(17)	54
Contract acquisition costs	(92)	(143)
Restructuring, merger-related charges, and other	(1)	(5)
Working capital changes	(225)	71
Loss on extinguishment of debt	—	164
Deferred revenue changes and other	19	(95)
Net cash provided by operating activities	1,922	745
INVESTING ACTIVITIES
Capital and technology expenditures	(192)	(114)
Dispositions	—	8
Loan advances	(10)	(10)
Loan collections	12	38
Other	53	(3)
Net cash used in investing activities	(137)	(81)
FINANCING ACTIVITIES
Credit Facility, net	(1,050)	(150)
Issuance of long-term debt	983	1,787
Repayment of long-term debt	(578)	(2,172)
Issuance of Class A Common Stock	—	2
Debt extinguishment costs	—	(155)
Dividends paid	(195)	—
Purchase of treasury stock	(1,235)	—
Stock-based compensation withholding taxes	(88)	(85)
Other	25	12
Net cash used in financing activities	(2,138)	(761)
DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(353)	(97)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	1,421	894
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$1,068	$797
(1)The 2022 amounts include beginning restricted cash of $28 million at December 31, 2021, and ending restricted cash of $23 million at September 30, 2022, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2022 and December 31, 2021, the results of our operations for the three and nine months ended September 30, 2022 and September 30, 2021, and cash flows for the nine months ended September 30, 2022 and September 30, 2021. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below presents the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Computation of Basic Earnings Per Share
Net income	$630	$220	$1,685	$631
Shares for basic earnings per share	324.5	327.3	327.0	327.0
Basic earnings per share	$1.94	$0.67	$5.15	$1.93
Computation of Diluted Earnings Per Share
Net income	$630	$220	$1,685	$631
Shares for basic earnings per share	324.5	327.3	327.0	327.0
Effect of dilutive securities
Stock-based compensation	1.2	2.0	1.4	2.1
Shares for diluted earnings per share	325.7	329.3	328.4	329.1
Diluted earnings per share	$1.94	$0.67	$5.13	$1.92

NOTE 3. STOCK-BASED COMPENSATION
We granted 1.1 million restricted stock units (“RSUs”) during the 2022 first three quarters to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2022 first three quarters to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions, generally based on the degree of achievement of pre-established targets for 2024 adjusted EBITDA performance and relative total stockholder return over the 2022 to 2024 performance period. RSUs, including PSUs, granted in the 2022 first three quarters had a weighted average grant-date fair value of $169 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $45 million in the 2022 third quarter, $40 million in the 2021 third quarter, $136 million in the 2022 first three quarters, and $130 million in the 2021 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $223 million at September 30, 2022 and $189 million at December 31, 2021.
NOTE 4. INCOME TAXES
Our effective tax rate was 27.5 percent for the 2022 third quarter compared to 21.1 percent for the 2021 third quarter. The increase in our effective tax rate was primarily due to the current year tax expense from the completion of prior years’ tax audits.
Our effective tax rate was 24.2 percent for the 2022 first three quarters compared to 0.2 percent for the 2021 first three quarters. The increase in our effective tax rate was primarily due to the prior year tax benefit from the release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits, as well as the current year tax expense from the completion of prior years’ tax audits.
We paid cash for income taxes, net of refunds, of $341 million in the 2022 first three quarters and $293 million in the 2021 first three quarters.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at September 30, 2022 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$77	$11
Operating profit	174	104
Other	15	4
	$266	$119
Our maximum potential guarantees listed in the preceding table include $42 million of guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at September 30, 2022 and December 31, 2021.

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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). On May 3, 2022, the District Court granted in part and denied in part class certification of various U.S. groups of consumers. We appealed the District Court’s decision, and on July 14, 2022, the U.S. Court of Appeals for the Fourth Circuit granted our petition to appeal. On September 8, 2022, the District Court held that the City of Chicago (which brought claims against us that are consolidated in the MDL proceeding) could not pursue injunctive claims but could pursue monetary claims. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Although some of these matters have been resolved or no longer appear to be active, some remain open. We are in discussions with the Attorney General offices from 49 states and the District of Columbia and the Federal Trade Commission. Based on the ongoing discussions, we believe it is probable that we will incur losses and have recorded an accrual in the 2022 third quarter for an estimated loss contingency; the amount of this accrual is not material to our Financial Statements. We are also in discussion with the regulatory authority in Australia to resolve its investigation and requests.
While we believe it is reasonably possible that we may incur losses in excess of the amounts recorded associated with the above described MDL proceedings and regulatory investigations related to the Data Security Incident, it is not possible to reasonably estimate the amount of such losses or range of loss that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings and investigations based on: (1) in the case of the above described MDL proceedings, the current stage of these proceedings, the absence of specific allegations as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, and the lack of resolution of significant factual and legal issues; and (2) in the case of the above described regulatory investigations, the lack of resolution with the Federal Trade Commission and the state Attorneys General.

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of September 30, 2022 and year-end 2021:

($ in millions)	September 30, 2022	December 31, 2021
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, redeemed June 15, 2022 (effective interest rate of 3.4%)	$—	$173
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	348	347
Series Q Notes, interest rate of 2.3%, face amount of $399, matured January 15, 2022 (effective interest rate of 2.5%)	—	399
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	747	746
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	325	327
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	289	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	446	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	349	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	297
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	532	566
Series DD Notes, interest rate of 2.1%, face amount of $224, matured October 3, 2022 (effective interest rate of 1.2%)	224	226
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	596	595
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	988	987
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	986	986
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,090	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	693
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	983	—
Credit Facility	—	1,050
Finance lease obligations	141	146
Other	91	135
	$9,418	$10,138
Less current portion	(558)	(805)
	$8,860	$9,333
We paid cash for interest, net of amounts capitalized, of $203 million in the 2022 first three quarters and $251 million in the 2021 first three quarters.
In September 2022, we issued $1.0 billion aggregate principal amount of 5.000 percent Series JJ Notes due October 15, 2027 (the “Series JJ Notes”). We will pay interest on the Series JJ Notes in April and October of each year, commencing in April 2023. We received net proceeds of approximately $983 million from the offering of the Series JJ Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases or repayment of outstanding indebtedness.

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
NOTE 7. ACQUISITION
In the 2022 fourth quarter, we announced that we reached an agreement with Hoteles City Express, S.A.B. de C.V. to acquire the City Express brand portfolio for $100 million. As of October 19, 2022, the portfolio included 152 mid-scale hotels (17,356 rooms) located in Mexico, Costa Rica, Colombia, and Chile. Upon closing of the transaction, which is subject to regulatory approval and other customary closing conditions, City Express will become our 31st brand and the City Express hotels will become part of our franchise system. We expect the transaction could close between the end of 2022 and the first half of 2023.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying values and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	September 30, 2022		December 31, 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$132	$122	$144	$131
Total noncurrent financial assets	$132	$122	$144	$131

Senior Notes	$(8,671)	$(7,808)	$(8,009)	$(8,480)
Credit Facility	—	—	(1,050)	(1,050)
Other long-term debt	(56)	(49)	(135)	(140)
Other noncurrent liabilities	(393)	(393)	(414)	(414)
Total noncurrent financial liabilities	$(9,120)	$(8,250)	$(9,608)	$(10,084)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2021 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2022 first three quarters and 2021 first three quarters:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive (loss) income before reclassifications (1)	(653)	9	(644)
Reclassification adjustments	—	(4)	(4)
Net other comprehensive (loss) income	(653)	5	(648)
Balance at September 30, 2022	$(1,004)	$14	$(990)

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive loss before reclassifications (1)	(197)	—	(197)
Reclassification adjustments	—	—	—
Net other comprehensive loss	(197)	—	(197)
Balance at September 30, 2021	$(336)	$4	$(332)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $76 million for the 2022 first three quarters and $30 million for the 2021 first three quarters.
The following tables detail the changes in common shares outstanding and stockholders’ equity for the 2022 first three quarters and 2021 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
326.3	Balance at year-end 2021	$1,414	$5	$5,892	$10,305	$(14,446)	$(342)
—	Net income	377	—	—	377	—	—
—	Other comprehensive income	14	—	—	—	—	14
1.0	Stock-based compensation plans	(33)	—	(61)	—	28	—
327.3	Balance at March 31, 2022	$1,772	$5	$5,831	$10,682	$(14,418)	$(328)
—	Net income	678	—	—	678	—	—
—	Other comprehensive loss	(323)	—	—	—	—	(323)
—	Dividends ($0.30 per share)	(98)	—	—	(98)	—	—
—	Stock-based compensation plans	43	—	41	—	2	—
(1.9)	Purchase of treasury stock	(300)	—	—	—	(300)	—
325.4	Balance at June 30, 2022	$1,772	$5	$5,872	$11,262	$(14,716)	$(651)
—	Net income	630	—	—	630	—	—
—	Other comprehensive loss	(339)	—	—	—	—	(339)
—	Dividends ($0.30 per share)	(97)	—	—	(97)	—	—
0.1	Stock-based compensation plans	47	—	47	—	—	—
(6.2)	Purchase of treasury stock	(950)	—	—	—	(950)	—
319.3	Balance at September 30, 2022	$1,063	$5	$5,919	$11,795	$(15,666)	$(990)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.4	Balance at year-end 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
—	Net loss	(11)	—	—	(11)	—	—
—	Other comprehensive loss	(155)	—	—	—	—	(155)
1.2	Stock-based compensation plans	(30)	—	(64)	—	34	—
325.6	Balance at March 31, 2021	$234	$5	$5,787	$9,195	$(14,463)	$(290)
—	Net income	422	—	—	422	—	—
—	Other comprehensive income	96	—	—	—	—	96
—	Stock-based compensation plans	44	—	43	1	—	—
325.6	Balance at June 30, 2021	$796	$5	$5,830	$9,618	$(14,463)	$(194)
—	Net income	220	—	—	220	—	—
—	Other comprehensive loss	(138)	—	—	—	—	(138)
0.1	Stock-based compensation plans	40	—	39	—	1	—
325.7	Balance at September 30, 2021	$918	$5	$5,869	$9,838	$(14,462)	$(332)
NOTE 10. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $175 million, to $6,646 million at September 30, 2022, from $6,471 million at December 31, 2021, primarily reflecting an increase in points earned by members. This includes a $191 million reclassification from deferred revenue to the liability for guest loyalty program primarily due to points that were earned during the period by members using our U.S.-issued co-brand credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $2,025 million of revenue recognized in the 2022 first three quarters, that was deferred as of December 31, 2021. The current portion of our liability for guest loyalty program increased compared to December 31, 2021, due to higher estimated redemptions in the short-term.
Current and noncurrent deferred revenue decreased by $162 million, to $1,365 million at September 30, 2022, from $1,527 million at December 31, 2021, primarily as a result of $256 million of revenue recognized in the 2022 first three quarters that was deferred as of December 31, 2021, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss above. The decrease was partially offset by deferred revenue related to our co-brand credit cards, gift cards, certain centralized programs and services fees, and franchise application and relicensing fees.
Our allowance for credit losses increased to $195 million at September 30, 2022 from $187 million at December 31, 2021, primarily reflecting our provision for credit losses, partially offset by write-offs of amounts deemed uncollectible. In the 2022 third quarter, we recorded a $6 million net reversal of our provision for credit losses. In the 2022 first three quarters, we recorded a $27 million provision for credit losses.
NOTE 11. BUSINESS SEGMENTS
We discuss our operations in the following two operating segments, both of which meet the applicable criteria for separate disclosure as a reportable business segment: (1) U.S. & Canada and (2) International.
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

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2022 third quarter, 2021 third quarter, 2022 first three quarters, and 2021 first three quarters:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
($ in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$649	$241	$890	$478	$156	$634
Contract investment amortization	(16)	(6)	(22)	(15)	(6)	(21)
Net fee revenues	633	235	868	463	150	613
Owned, leased, and other revenue	114	205	319	93	134	227
Cost reimbursement revenue	3,253	468	3,721	2,450	337	2,787
Total reportable segment revenue	$4,000	$908	$4,908	$3,006	$621	$3,627
Unallocated corporate and other			405			319
Total revenue			$5,313			$3,946

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
($ in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$1,821	$630	$2,451	$1,101	$375	$1,476
Contract investment amortization	(45)	(20)	(65)	(41)	(15)	(56)
Net fee revenues	1,776	610	2,386	1,060	360	1,420
Owned, leased, and other revenue	330	575	905	185	320	505
Cost reimbursement revenue	9,282	1,273	10,555	5,810	854	6,664
Total reportable segment revenue	$11,388	$2,458	$13,846	$7,055	$1,534	$8,589
Unallocated corporate and other			1,004			822
Total revenue			$14,850			$9,411

Segment Profit

	Three Months Ended		Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
U.S. & Canada	$652	$485	$1,833	$972
International	227	86	568	142
Unallocated corporate and other	83	(194)	92	(181)
Interest expense, net of interest income	(93)	(99)	(270)	(301)
Provision for income taxes	(239)	(58)	(538)	(1)
Net income	$630	$220	$1,685	$631
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to the future effects on our business of the coronavirus pandemic (“COVID-19”); Revenue per Available Room (“RevPAR”), average daily rate (“ADR”), occupancy and other future demand and recovery trends and expectations; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations regarding future dividends and share repurchases; our expectations regarding our acquisition of the City Express brand and the addition of the City Express hotels to our franchise system; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
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
BUSINESS AND OVERVIEW
We are a worldwide operator, franchisor, and licensor of hotel, residential, and timeshare properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own very few of our lodging properties. We discuss our operations in the following reportable business segments: (1) U.S. & Canada and (2) International.
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
Performance Measures
We believe RevPAR, which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and ADR, which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available (including rooms in hotels temporarily closed due to issues related to COVID-19), measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. RevPAR, occupancy, and ADR statistics are on a systemwide basis for comparable properties, unless otherwise stated. Comparisons to prior periods are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2021 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. RevPAR, occupancy, and ADR comparisons between 2022 and 2019, which we discuss under the “Impact of COVID-19” caption below, reflect properties that are defined as comparable as of September 30, 2022, June 30, 2022, or March 31, 2022 (as applicable), even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above. Unless otherwise stated, all comparisons to pre-pandemic or 2019 are comparing to the same time period each year.

Impact of COVID-19
While COVID-19 continues to negatively impact our business and industry, primarily in Greater China and Asia Pacific excluding China, we continued to see strong global RevPAR improvement in the 2022 third quarter. For the first time since the pandemic began, quarterly worldwide RevPAR exceeded 2019 levels, with growth of 1.8 percent compared to the 2019 third quarter, reflecting ADR growth of 10.2 percent compared to pre-pandemic levels and rising occupancy. In the 2022 third quarter, occupancy reached 69.2 percent, a decline of only 5.8 percentage points compared to the same period in 2019, which was an improvement from the 2022 second quarter decline of 7.1 percentage points and the 2022 first quarter decline of 13.7 percentage points compared to the same periods in 2019. The global recovery continued across all customer segments, led by robust leisure demand and strengthening group demand. Business transient demand also continued to improve during the quarter, although it continues to lag behind 2019 levels.
RevPAR in the 2022 third quarter compared to the 2021 third quarter improved 28.5 percent in our U.S. & Canada segment, 66.1 percent in our International segment, and 36.3 percent worldwide. RevPAR in the 2022 first three quarters compared to the 2021 first three quarters increased 56.4 percent in our U.S. & Canada segment, 77.2 percent in our International segment, and 60.9 percent worldwide.
In the U.S. & Canada, RevPAR improved 3.5 percent in the 2022 third quarter compared to the same period in 2019, due to ADR growth of 10.4 percent, partially offset by a decline in occupancy of 4.7 percentage points. In the 2022 first three quarters, RevPAR declined 2.8 percent compared to the same period in 2019, due to a decline in occupancy of 6.9 percentage points, partially offset by ADR growth of 7.1 percent. The decline in occupancy as compared to 2019 improved sequentially in each of the 2022 first three quarters, reflecting stronger demand in many markets across the region.
Internationally, RevPAR declined 2.4 percent in the 2022 third quarter compared to the same period in 2019, due to a decline in occupancy of 7.9 percentage points, partially offset by ADR growth of 9.8 percent. In the 2022 first three quarters, RevPAR declined 16.3 percent compared to the same period in 2019, due to a decline in occupancy of 13.3 percentage points, partially offset by ADR growth of 3.8 percent. In the 2022 third quarter, RevPAR remained constrained in Greater China and Asia Pacific excluding China, but exceeded pre-pandemic 2019 levels in the Caribbean & Latin America, Europe, and Middle East & Africa, driven by strengthening demand and an increase in cross-border travel.
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
As lodging demand continues to recover from the lows seen in the early months of the pandemic, we have seen and continue to see industry-wide labor shortages causing challenges in hiring or re-hiring for certain positions, primarily in certain U.S. markets. In response, we have enhanced our recruitment and retention efforts and increased compensation where needed to maintain competitiveness. As a result of these efforts, we have made good progress staffing our hotels despite the challenging labor market.
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

We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already recorded. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including monetary payments to regulators and/or litigants) related to the Data Security Incident. In addition, certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program. We expect to incur significant expenses associated with the Data Security Incident in future periods in excess of the amounts already recorded, primarily related to legal proceedings and regulatory investigations (including possible additional monetary payments to regulators and/or litigants as well as costs associated with compliance with any settlements or resolutions of matters), increased expenses and capital investments for information technology and information security and data privacy, and increased expenses for compliance activities and to meet increased legal and regulatory requirements. See Note 5 for additional information related to legal proceedings and governmental investigations related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2022 third quarter, our system had 8,162 properties (1,507,350 rooms), compared to 7,989 properties (1,479,179 rooms) at year-end 2021 and 7,892 properties (1,463,692 rooms) at the end of the 2021 third quarter. The increase compared to year-end 2021 reflects gross additions of 249 properties (42,787 rooms) and deletions of 76 properties (14,595 rooms). Approximately 25 percent of our 2022 first three quarters gross room additions were conversions from competitor brands.
At the end of the 2022 third quarter, we had more than 502,000 hotel rooms in our development pipeline, which includes approximately 204,800 hotel rooms under construction and roughly 33,300 hotel rooms approved for development but not yet subject to signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada.
We currently expect full-year 2022 total gross rooms growth of approximately 4.5 percent and net rooms growth of approximately 3.0 percent, which includes the impact of the Company’s decision to suspend its operations in Russia and does not include the rooms associated with the City Express brand acquisition discussed in Note 7. The decrease in our expectation for gross rooms growth in 2022, compared to our previous estimate, is primarily due to delayed openings in Greater China where COVID-19 restrictions have resulted in extended construction timelines.
Properties and Rooms
At September 30, 2022, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	633	215,948	5,093	732,399	26	6,483	66	6,935	5,818	961,765
International	1,326	338,913	844	170,834	38	9,209	44	3,928	2,252	522,884
Timeshare	—	—	92	22,701	—	—	—	—	92	22,701
Total	1,959	554,861	6,029	925,934	64	15,692	110	10,863	8,162	1,507,350

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended September 30, 2022 and Change vs. Three Months Ended September 30, 2021
	RevPAR		Occupancy			Average Daily Rate
	2022	vs. 2021	2022	vs. 2021		2022	vs. 2021
Comparable Company-Operated Properties
U.S. & Canada	$164.32	41.2%	69.4%	12.2%	pts.	$236.69	16.4%
Greater China	$67.48	5.3%	59.3%	4.3%	pts.	$113.87	(2.3)%
Asia Pacific excluding China	$88.15	169.8%	62.7%	29.5%	pts.	$140.52	42.9%
Caribbean & Latin America	$111.98	42.8%	59.1%	12.9%	pts.	$189.46	11.8%
Europe	$188.55	93.1%	73.3%	24.5%	pts.	$257.08	28.6%
Middle East & Africa	$97.67	43.3%	61.6%	10.1%	pts.	$158.65	19.9%
International - All (1)	$102.53	61.7%	63.1%	16.1%	pts.	$162.61	20.4%
Worldwide (2)	$129.91	49.5%	65.9%	14.4%	pts.	$197.20	16.9%
Comparable Systemwide Properties
U.S. & Canada	$128.94	28.5%	71.8%	7.9%	pts.	$179.58	14.3%
Greater China	$64.78	8.2%	58.3%	5.4%	pts.	$111.12	(1.8)%
Asia Pacific excluding China	$87.91	139.3%	62.7%	27.2%	pts.	$140.15	35.4%
Caribbean & Latin America	$96.11	45.0%	57.5%	12.6%	pts.	$167.27	13.4%
Europe	$156.10	90.3%	72.0%	25.0%	pts.	$216.92	24.1%
Middle East & Africa	$94.78	49.7%	62.0%	10.8%	pts.	$152.92	23.7%
International - All (1)	$101.37	66.1%	63.3%	17.3%	pts.	$160.11	20.7%
Worldwide (2)	$120.60	36.3%	69.2%	10.8%	pts.	$174.19	15.1%

	Nine Months Ended September 30, 2022 and Change vs. Nine Months Ended September 30, 2021
	RevPAR		Occupancy			Average Daily Rate
	2022	vs. 2021	2022	vs. 2021		2022	vs. 2021
Comparable Company-Operated Properties
U.S. & Canada	$157.56	86.2%	65.3%	21.3%	pts.	$241.46	25.3%
Greater China	$54.38	(18.2)%	47.9%	(7.7)%	pts.	$113.51	(5.0)%
Asia Pacific excluding China	$75.29	129.3%	55.5%	23.4%	pts.	$135.72	32.4%
Caribbean & Latin America	$121.10	84.1%	59.7%	20.6%	pts.	$202.84	20.7%
Europe	$146.25	187.8%	62.2%	33.7%	pts.	$235.21	31.7%
Middle East & Africa	$110.94	66.7%	62.6%	16.0%	pts.	$177.07	24.1%
International - All (1)	$90.07	64.4%	55.7%	13.7%	pts.	$161.76	24.0%
Worldwide (2)	$120.00	76.4%	59.9%	17.1%	pts.	$200.26	26.1%
Comparable Systemwide Properties
U.S. & Canada	$119.16	56.4%	67.5%	13.7%	pts.	$176.60	24.6%
Greater China	$52.09	(16.6)%	47.0%	(7.0)%	pts.	$110.95	(4.2)%
Asia Pacific excluding China	$75.03	116.9%	55.6%	22.6%	pts.	$134.93	28.9%
Caribbean & Latin America	$100.89	89.2%	56.9%	19.6%	pts.	$177.18	24.2%
Europe	$119.44	183.6%	59.8%	33.0%	pts.	$199.71	27.2%
Middle East & Africa	$104.51	70.4%	62.2%	16.4%	pts.	$168.02	25.5%
International - All (1)	$87.29	77.2%	55.5%	16.5%	pts.	$157.25	24.5%
Worldwide (2)	$109.53	60.9%	63.9%	14.6%	pts.	$171.52	24.2%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.

CONSOLIDATED RESULTS
Our results in the 2022 third quarter and 2022 first three quarters continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2022 third quarter and 2022 first three quarters, and the discussion below for additional analysis of our consolidated results of operations for the 2022 third quarter compared to the 2021 third quarter and for the 2022 first three quarters compared to the 2021 first three quarters.
Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change 2022 vs. 2021		September 30, 2022	September 30, 2021	Change 2022 vs. 2021
Base management fees	$275	$190	$85	45%	$757	$452	$305	67%
Franchise fees	678	533	145	27%	1,847	1,270	577	45%
Incentive management fees	106	53	53	100%	343	141	202	143%
Gross fee revenues	1,059	776	283	36%	2,947	1,863	1,084	58%
Contract investment amortization	(22)	(21)	(1)	(5)%	(65)	(56)	(9)	(16)%
Net fee revenues	$1,037	$755	$282	37%	$2,882	$1,807	$1,075	59%
The increases in base management fees in the 2022 third quarter and 2022 first three quarters primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19.
The increases in franchise fees in the 2022 third quarter and 2022 first three quarters primarily reflected higher RevPAR due to the ongoing recovery in lodging demand from the impacts of COVID-19, higher co-brand credit card fees ($25 million and $101 million, respectively), and unit growth ($29 million and $84 million, respectively).
The increases in incentive management fees in the 2022 third quarter and 2022 first three quarters primarily reflected higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19.
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change 2022 vs. 2021		September 30, 2022	September 30, 2021	Change 2022 vs. 2021
Owned, leased, and other revenue	$345	$241	$104	43%	$971	$536	$435	81%
Owned, leased, and other - direct expenses	301	204	97	48%	779	507	272	54%
Owned, leased, and other, net	$44	$37	$7	19%	$192	$29	$163	562%
Owned, leased, and other revenue, net of direct expenses, increased in the 2022 third quarter and the 2022 first three quarters primarily due to stronger results at our owned and leased properties driven by the ongoing recovery in lodging demand from the impacts of COVID-19, partially offset by lower termination fees ($23 million and $39 million, respectively) and an estimated monetary payment related to a portfolio of 12 leased hotels in the U.S. & Canada ($19 million and $31 million, respectively).

Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change 2022 vs. 2021		September 30, 2022	September 30, 2021	Change 2022 vs. 2021
Cost reimbursement revenue	$3,931	$2,950	$981	33%	$10,997	$7,068	$3,929	56%
Reimbursed expenses	3,786	2,917	869	30%	10,792	7,005	3,787	54%
Cost reimbursements, net	$145	$33	$112	339%	$205	$63	$142	225%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The increase in cost reimbursements, net in the 2022 third quarter primarily reflects higher revenues, net of expenses, for our centralized programs and services and higher Loyalty Program revenues, net of expenses.
The increase in cost reimbursements, net in the 2022 first three quarters primarily reflects higher revenues, net of expenses, for our centralized programs and services and lower expenses related to our insurance program, partially offset by Loyalty Program activity, primarily due to higher program expenses.
Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change 2022 vs. 2021		September 30, 2022	September 30, 2021	Change 2022 vs. 2021
Depreciation, amortization, and other	$50	$64	$(14)	(22)%	$147	$166	$(19)	(11)%
General, administrative, and other	216	212	4	2%	655	610	45	7%
Restructuring, merger-related charges, and other	2	4	(2)	(50)%	11	8	3	38%
Depreciation, amortization, and other expenses decreased in the 2022 first three quarters, primarily due to lower impairment charges.
General, administrative, and other expenses increased in the 2022 first three quarters primarily due to higher compensation costs and higher administrative costs.
Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change 2022 vs. 2021		September 30, 2022	September 30, 2021	Change 2022 vs. 2021
Gains and other income, net	$3	$—	$3	nm*	$9	$6	$3	50%
Loss on extinguishment of debt	—	(164)	164	100%	—	(164)	164	100%
Interest expense	(100)	(107)	7	7%	(288)	(323)	35	11%
Interest income	7	8	(1)	(13)%	18	22	(4)	(18)%
Equity in earnings (losses)	1	(4)	5	125%	18	(24)	42	175%
* Percentage change is not meaningful.
The loss on extinguishment of debt in the 2021 third quarter was due to the September 2021 tender offer in which we purchased and retired $1 billion aggregate principal amount of our 5.750 percent Series EE Notes maturing May 1, 2025.
Interest expense decreased in the 2022 first three quarters, primarily due to lower average debt balances driven by Senior Notes maturities and repurchases.

Equity in earnings (losses) changed in the 2022 first three quarters primarily due to our share of the gains on the sales of properties held by equity method investees ($23 million) and the ongoing recovery in lodging demand from the impacts of COVID-19.
Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change 2022 vs. 2021		September 30, 2022	September 30, 2021	Change 2022 vs. 2021
Provision for income taxes	$(239)	$(58)	$(181)	(312)%	$(538)	$(1)	$(537)	nm*
* Percentage change is not meaningful.
Our tax provision changed in the 2022 third quarter, compared to our tax provision in the 2021 third quarter, primarily due to the increase in operating income ($108 million), the prior year tax benefit from the loss on extinguishment of debt ($42 million), and the current year tax expense from the completion of prior years’ tax audits ($27 million).
Our tax provision changed in the 2022 first three quarters, compared to our tax provision in the 2021 first three quarters, primarily due to the increase in operating income ($335 million), the prior year release of tax reserves due to the favorable resolution of Legacy-Starwood tax audits ($118 million), the prior year tax benefit from the loss on extinguishment of debt ($42 million), and the current year tax expense from the completion of prior years’ tax audits ($27 million).
BUSINESS SEGMENTS
Our segment results in the 2022 third quarter and 2022 first three quarters continued to be impacted by COVID-19. See the “Impact of COVID-19” section above for more information about the impact to our business during the 2022 third quarter and 2022 first three quarters and the discussion below for additional analysis of the operating results of our reportable business segments.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2022	September 30, 2021	Change 2022 vs. 2021		September 30, 2022	September 30, 2021	Change 2022 vs. 2021
U.S. & Canada
Segment revenues	$4,000	$3,006	$994	33%	$11,388	$7,055	$4,333	61%
Segment profit	652	485	167	34%	1,833	972	861	89%
International
Segment revenues	908	621	287	46%	2,458	1,534	924	60%
Segment profit	227	86	141	164%	568	142	426	300%

	Properties				Rooms
	September 30, 2022	September 30, 2021	vs. September 30, 2021		September 30, 2022	September 30, 2021	vs. September 30, 2021
U.S. & Canada	5,818	5,656	162	3%	961,765	938,103	23,662	3%
International	2,252	2,144	108	5%	522,884	502,888	19,996	4%

U.S. & Canada
Third Quarter
U.S. & Canada quarterly segment profit increased, primarily due to the following:
•$171 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, as well as unit growth; and
•$17 million of higher cost reimbursement revenue, net of reimbursed expenses;
partially offset by:
•$27 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting lower termination fees and an estimated monetary payment related to a portfolio of 12 leased hotels in the U.S. & Canada ($19 million), partially offset by stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19.
First Three Quarters
U.S. & Canada 2022 first three quarters segment profit increased primarily due to:
•$720 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, as well as unit growth, partially offset by lower residential branding fees;
•$103 million of higher cost reimbursement revenue, net of reimbursed expenses; and
•$21 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19, partially offset by lower termination fees and an estimated monetary payment related to a portfolio of 12 leased hotels in the U.S. & Canada ($31 million).
International
Third Quarter
International quarterly segment profit increased primarily due to:
•$85 million of higher gross fee revenues, due to higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions except Greater China and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, partially offset by net unfavorable foreign exchange rates; and
•$25 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19.
First Three Quarters
International 2022 first three quarters segment profit increased primarily due to:
•$255 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions except Greater China and higher profits at certain managed hotels due to the ongoing recovery in lodging demand from the impacts of COVID-19, as well as unit growth, partially offset by net unfavorable foreign exchange rates;

•$120 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties due to the ongoing recovery in lodging demand from the impacts of COVID-19, partially offset by lower termination fees; and
•$38 million of higher cost reimbursement revenue, net of reimbursed expenses.
STOCK-BASED COMPENSATION
See Note 3 for more information.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2022 third quarter, our long-term debt had a weighted average interest rate of 3.9 percent and a weighted average maturity of approximately 6.0 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2022 third quarter.
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
Sources of Liquidity
Our Credit Facility
Our Credit Facility provides for up to $4.5 billion of aggregate borrowings for general corporate needs, including working capital, capital expenditures, letters of credit, acquisitions, and to support our commercial paper program if and when we resume issuing commercial paper. Borrowings under the Credit Facility generally bear interest at LIBOR (the London Interbank Offered Rate) plus a spread, based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (if any) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on June 28, 2024. As of September 30, 2022, we had no outstanding borrowings under the Credit Facility.
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

Uses of Cash
Cash, cash equivalents, and restricted cash totaled $1,068 million at September 30, 2022, a decrease of $353 million from year-end 2021, primarily due to share repurchases ($1,235 million), Credit Facility repayments, net of borrowings ($1,050 million), dividends paid ($195 million), capital and technology expenditures ($192 million), and financing outflows for employee stock-based compensation withholding taxes ($88 million), partially offset by net cash provided by operating activities ($1,922 million) and Senior Notes issuances, net of repayments ($411 million).
Net cash provided by operating activities increased by $1,177 million in the 2022 first three quarters compared to the 2021 first three quarters, primarily due to higher net income (adjusted for non-cash items and the prior year loss on extinguishment of debt). Cash inflow from our Loyalty Program in 2020 included $920 million of cash received from the prepayment of certain future revenues under the amendments to our existing U.S.-issued co-brand credit card agreements, which reduced in both the 2021 and 2022 first three quarters, and will in the future reduce, the amount of cash we receive from these card issuers. We expect such reductions to end by year-end 2023.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2022 third quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $192 million in the 2022 first three quarters and $114 million in the 2021 first three quarters. We expect capital expenditures and other investments will total approximately $500 million for the 2022 full year, including capital and technology expenditures, contract acquisition costs, loan advances, and other investing activities (including approximately $200 million for maintenance capital spending and our new headquarters). If the City Express brand acquisition discussed in Note 7 closes in 2022, we will have an additional $100 million of investment spending.
Share Repurchases and Dividends
We purchased 6.2 million shares in the 2022 third quarter for $950 million. Year-to-date through October 31, 2022, we repurchased 11.1 million shares for $1,700 million. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2022: (1) $0.30 per share declared on May 2, 2022 and paid on June 30, 2022 to stockholders of record on May 16, 2022; and (2) $0.30 per share declared on August 4, 2022 and paid on September 30, 2022 to stockholders of record on August 18, 2022.
We expect to continue to return cash to stockholders through share repurchases and dividends in the remainder of 2022.
Material Cash Requirements
As of the end of the 2022 third quarter, there have been no material changes to our cash requirements as disclosed in our 2021 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2021 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At September 30, 2022, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $336 million, of which $89 million is payable within the next 12 months from September 30, 2022.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2022 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 5, which we incorporate here by reference. Within this section, we use a threshold of $1 million in disclosing material environmental proceedings involving a governmental authority.
As previously disclosed in our 2021 Form 10-K, several counties and cities in California asserted that the Ritz-Carlton hotels in California failed to comply with certain state statutes regulating hazardous and other waste handling and disposal. In July 2022, we executed final settlement documents to fully settle the matter, and in August the settlement was approved by the Superior Court of the State of California, County of Riverside. The settlement involves payments by the Company below the above-referenced $1 million disclosure threshold.
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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	1.0	$144.77	1.0	14.5
August 1, 2022 - August 31, 2022	2.5	$158.22	2.5	12.0
September 1, 2022 - September 30, 2022	2.7	$153.48	2.7	9.3
(1)On February 28, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of September 30, 2022, 9.3 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions and account for these shares as treasury stock.

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

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
November 3, 2022

/s/ Felitia Lee
Felitia Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)