Form 10-K
period 2022-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2023-02-14
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
(Registrant’s Telephone Number, Including Area Code) (301) 380-3000

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2022, was $37,283,265,895.
There were 308,121,159 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2022

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
Cautionary Statement
All statements in this report are made as of the date this Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-K is filed with the SEC. Forward-looking statements include information related to Revenue per Available Room (“RevPAR”), average daily rate (“ADR”), occupancy and other future demand and recovery trends and expectations; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations regarding future dividends and share repurchases; our expectations regarding our acquisition of the City Express brand and the addition of the City Express hotels to our franchise system; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in Part I, Item 1A of this report and other factors we describe from time to time in our periodic filings with the SEC.

PART I
Item 1.    Business.
Corporate Structure and Business
We are a worldwide operator, franchisor, and licensor of hotel, residential, timeshare, and other lodging properties under numerous brand names at different price and service points. Consistent with our focus on management, franchising, and licensing, we own or lease very few of our lodging properties (less than one percent of our system).
The following table shows our portfolio of brands at year-end 2022.
We discuss our operations in the following two operating segments, both of which meet the applicable accounting criteria for separate disclosure as a reportable business segment: (1) U.S. & Canada and (2) International. See Note 14 for more information.
Company-Operated Properties
At year-end 2022, we had 2,053 company-operated properties (576,243 rooms), which included properties under long-term management or lease agreements with property owners (management and lease agreements together, the “Operating Agreements”) and properties that we own.
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
For the lodging facilities we operate, we generally are responsible for hiring, training, and supervising the managers and employees needed to operate the facilities and for purchasing supplies, and owners are required to reimburse us for those costs. We provide centralized programs and services, such as our Marriott Bonvoy loyalty program, reservations, and marketing, as well as various accounting and data processing services, and owners are required to reimburse us for those costs as well.
Franchised and Licensed Properties
We have franchising and licensing arrangements that permit hotel owners and operators to use many of our lodging brand names and systems. Under our hotel franchising arrangements, we generally receive an initial application fee and continuing royalty fees, which typically range from four to seven percent of room revenues for all brands, plus two to three percent of food and beverage revenues for certain full-service brands. Franchisees contribute to our centralized programs and services, such as our Marriott Bonvoy loyalty program, reservations, and marketing.

We also receive royalty fees under license agreements with Marriott Vacations Worldwide Corporation, our former timeshare subsidiary that we spun off in 2011, and its affiliates (collectively, “MVW”), for certain brands, including Marriott Vacation Club, Grand Residences by Marriott, The Ritz-Carlton Destination Club, Westin, Sheraton, and for certain existing properties, St. Regis and The Luxury Collection. We receive license fees from MVW consisting of a fixed annual fee, adjusted for inflation, plus certain variable fees based on sales volumes.
Finally, we receive royalty fees under agreements for The Ritz-Carlton Yacht Collection®, which first set sail in 2022, combining the luxury lifestyle of The Ritz-Carlton with a yachting experience.
At year-end 2022, we had 6,122 franchised and licensed properties (937,683 rooms and timeshare units).
Residential
We use or license our trademarks for the sale of residential real estate, often in conjunction with hotel development, and receive branding fees for sales of such branded residential real estate by others. Third-party owners typically construct and sell residences with limited amounts, if any, of our capital at risk. We have used or licensed the JW Marriott, The Ritz-Carlton, Ritz-Carlton Reserve, W, The Luxury Collection, St. Regis, EDITION, Bvlgari, Renaissance, Le Méridien, Marriott, Sheraton, Westin, Four Points, Delta Hotels by Marriott, Autograph Collection, and Tribute Portfolio brand names and trademarks for residential real estate sales. At year-end 2022, we had 113 branded residential communities (11,481 residential units), for which we typically manage the related homeowners’ associations.
Intellectual Property
We operate in a highly competitive industry and our brand names, trademarks, service marks, trade names, and logos are very important to the development, sales and marketing of our properties and services. We believe that our brand names and other intellectual property have come to represent outstanding quality, care, service, and value to our customers, guests, and the traveling public. Accordingly, we register and protect our intellectual property where we deem appropriate and otherwise protect against its unauthorized use.
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
Premium offers sophisticated and thoughtful amenities and services. Our Classic Premium hotel brands include Marriott Hotels, Sheraton, Delta Hotels by Marriott, Marriott Executive Apartments, and Marriott Vacation Club. Our Distinctive Premium hotel brands include Westin, Renaissance Hotels, Le Méridien, Autograph Collection Hotels, Gaylord Hotels, Tribute Portfolio, and Design Hotels.
Select offers smart and easy amenities and services, with our longer stay brands offering amenities that mirror the comforts of home. Our Classic Select hotel brands include Courtyard, Residence Inn, Fairfield, SpringHill Suites, Four Points, TownePlace Suites, and Protea Hotels. Our Distinctive Select hotel brands include Aloft Hotels, AC Hotels by Marriott, Element Hotels, and Moxy Hotels.
The following table shows the geographic distribution of our brands at year-end 2022:

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Luxury
JW Marriott®	Properties	33	7	10	47	16	113
	Rooms	18,796	2,387	4,247	17,009	4,296	46,735
The Ritz-Carlton®	Properties	41	12	15	38	9	115
	Rooms	12,508	2,689	3,988	9,192	2,007	30,384
W® Hotels	Properties	25	8	7	20	7	67
	Rooms	7,295	1,734	2,317	5,514	1,752	18,612
The Luxury Collection® (1)	Properties	18	46	13	32	15	124
	Rooms	5,484	6,616	2,493	8,268	1,542	24,403
St. Regis®	Properties	10	5	11	23	4	53
	Rooms	1,977	668	3,049	5,530	569	11,793
EDITION®	Properties	5	4	3	3	—	15
	Rooms	1,379	726	638	852	—	3,595
Bvlgari®	Properties	—	3	1	3	—	7
	Rooms	—	222	121	260	—	603
Premium
Marriott® Hotels	Properties	339	75	28	102	31	575
	Rooms	132,960	21,454	8,726	33,992	8,311	205,443
Sheraton®	Properties	172	50	33	146	29	430
	Rooms	66,621	14,096	9,516	52,487	8,226	150,946
Westin®	Properties	132	18	8	63	14	235
	Rooms	53,756	5,968	2,030	19,450	3,955	85,159
Renaissance® Hotels	Properties	89	27	5	44	9	174
	Rooms	28,998	6,307	1,476	14,791	2,745	54,317
Le Méridien®	Properties	25	16	23	49	2	115
	Rooms	5,705	5,154	6,848	12,486	271	30,464
Autograph Collection® Hotels (1)	Properties	146	68	13	19	36	282
	Rooms	29,678	8,482	2,344	4,455	12,158	57,117
Delta Hotels by Marriott® (Delta Hotels®)	Properties	87	30	5	2	1	125
	Rooms	20,893	5,134	1,284	978	117	28,406
Gaylord® Hotels	Properties	6	—	—	—	—	6
	Rooms	10,220	—	—	—	—	10,220
Marriott Executive Apartments®	Properties	—	4	12	18	2	36
	Rooms	—	361	1,665	2,742	240	5,008
Tribute Portfolio® (1)	Properties	51	17	2	12	7	89
	Rooms	7,952	1,741	344	1,859	640	12,536
Design Hotels®	Properties	10	26	6	2	6	50
	Rooms	1,385	2,123	619	581	146	4,854

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific	Caribbean & Latin America	Total
Select
Courtyard by Marriott® (Courtyard®)	Properties	1,050	74	10	99	47	1,280
	Rooms	145,025	14,003	2,139	22,398	7,612	191,177
Residence Inn by Marriott® (Residence Inn®)	Properties	849	21	7	—	8	885
	Rooms	104,463	2,408	1,117	—	1,213	109,201
Fairfield by Marriott® (Fairfield®)	Properties	1,141	—	—	96	16	1,253
	Rooms	108,338	—	—	14,283	2,222	124,843
SpringHill Suites by Marriott® (SpringHill Suites®)	Properties	532	—	—	—	—	532
	Rooms	63,014	—	—	—	—	63,014
Four Points by Sheraton® (Four Points®)	Properties	159	19	21	89	18	306
	Rooms	24,058	3,291	5,113	23,133	2,332	57,927
TownePlace Suites by Marriott® (TownePlace Suites®)	Properties	486	—	—	—	—	486
	Rooms	49,719	—	—	—	—	49,719
Aloft® Hotels	Properties	156	10	11	31	14	222
	Rooms	22,582	1,676	2,555	6,790	2,313	35,916
AC Hotels by Marriott®	Properties	107	89	2	7	17	222
	Rooms	17,766	11,959	286	1,910	2,696	34,617
Protea Hotels® by Marriott (Protea Hotels®)	Properties	—	1	64	—	—	65
	Rooms	—	72	6,627	—	—	6,699
Element® Hotels	Properties	82	1	6	8	—	97
	Rooms	11,396	160	1,009	1,651	—	14,216
Moxy® Hotels	Properties	28	81	—	13	—	122
	Rooms	5,316	15,321	—	2,471	—	23,108
Residences
Residences	Properties	67	9	11	14	12	113
	Rooms	7,128	326	1,580	1,864	583	11,481
	Subtotal Properties	5,846	721	327	980	320	8,194
	Subtotal Rooms	964,412	135,078	72,131	264,946	65,946	1,502,513

Timeshare (2)	Properties						93
	Rooms						22,745
Yacht (2)	Properties						1
	Rooms						149
	Total Properties						8,288
	Total Rooms						1,525,407
(1)Includes properties acquired when we purchased Elegant Hotels Group plc in December 2019, which we currently intend to re-brand under the following brands after the completion of planned renovations: The Luxury Collection (one property), Autograph Collection Hotels (four properties), and Tribute Portfolio (two properties).
(2)We exclude geographical data for Timeshare and Yacht as these offerings are captured within “Unallocated corporate and other.”
Loyalty and Credit Card Programs
Marriott Bonvoy® is our travel loyalty program and marketplace through which members have access to our diverse brand portfolio, rich benefits, and travel experiences. Members can earn points for stays at our hotels and other lodging offerings, such as Homes & Villas by Marriott BonvoyTM, a global offering focusing on the premium and luxury tiers of rental homes, as well as through purchases with co-branded credit cards and our travel partners. Members can redeem their points for stays at most of our properties, airline tickets, airline frequent flyer program miles, rental cars, products from Marriott Bonvoy Boutiques®, and a variety of other awards, including experiences from Marriott Bonvoy MomentsTM. We refer to our Marriott Bonvoy loyalty program throughout this report as “Marriott Bonvoy” or our “Loyalty Program.”
We believe that Marriott Bonvoy generates substantial repeat business that might otherwise go to competing hotels. In 2022, over half of our global room nights were booked by Marriott Bonvoy members. We strategically market to this large and growing guest base to generate revenue. See the “Loyalty Program” caption in Note 2 for more information.

We have co-branded credit cards associated with Marriott Bonvoy in nine countries. In the U.S., we have multi-year agreements with JPMorgan Chase and American Express. We also license credit card programs internationally, including in Japan, Canada, the United Kingdom, United Arab Emirates, Saudi Arabia, South Korea, Mexico, and China. We generally earn fixed amounts that are payable at contract inception and variable amounts that are paid to us monthly over the term of the agreements primarily based on card usage. We believe that our co-branded credit cards contribute to the success of Marriott Bonvoy and reflect the quality and value of our portfolio of brands.
Sales and Marketing and Reservation Systems
Marriott.com, our international websites, and our mobile application allow for a seamless booking experience and easy enrollment in Marriott Bonvoy to book our exclusive Member Rates and participate in program benefits. Our Best Rate Guarantee ensures best rate integrity, strengthening consumer confidence in our brand and giving guests access to the best rates when they book hotel rooms through our direct channels. We remain focused on creating digital experiences that better connect our customers to travel, namely through our mobile application, which offers contactless check-in and check-out, chat, service requests, mobile key, and more. Our digital strategy remains focused on growing customer engagement via these elevated digital experiences to drive bookings to our direct channels, which generally deliver more profitable business to hotels in our system compared to bookings made through intermediary channels. We aim to create frictionless digital experiences for our guests, from inspiration to stay, to generate superior guest satisfaction and grow our loyal customer base. In addition, we are focused on driving digital engagement and direct bookings through improved search engine optimization, merchandising placements, increased destination-based content for leisure travelers, and additional language availability across our digital channels.
At year-end 2022, we operated 20 customer care and reservation centers, seven in the U.S. and 13 in other countries and territories. We own two of the U.S. facilities and either lease the others or share space with a company-operated property.
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
Competition
We encounter strong competition in the short-term lodging market from large national and international chains that operate hotels or franchise their brands, unaffiliated hotels, and online platforms, including Airbnb and Vrbo, that allow travelers to book short-term rentals of homes and apartments as an alternative to hotel rooms. We compete for guests in many areas, including brand recognition and reputation, location, guest satisfaction, room rates, quality of service, amenities, quality of accommodations, safety and security, and the ability to earn and redeem loyalty program points.
Our direct digital channels also compete for guests with large companies that offer online travel services as part of their business model, such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com and search engines such as Google, Bing, Yahoo, and Baidu.
Affiliation with a brand is common in the U.S. lodging industry, and we believe that our strong brand recognition assists us in attracting and retaining guests, owners, and franchisees. In 2022, approximately 72 percent of U.S. hotel rooms were brand-affiliated. Most of the branded properties in the U.S. are franchises, under which the owner pays the franchisor a fee for use of its brand name and reservation system. In the franchising business, we face many competitors that have strong brands and guest appeal, including Hilton, IHG Hotels & Resorts, Hyatt, Wyndham Hotels & Resorts, Accor, Choice Hotels, Best Western Hotels & Resorts, and others.
Outside the U.S., branding is less prevalent, and many markets are served primarily by independent operators, although branding is more common for new hotel development compared to the past. We believe that chain affiliation will continue to become more attractive in many overseas markets as local economies grow, trade barriers decline, international travel accelerates, and hotel owners seek the benefits of centralized reservation systems, marketing programs, and loyalty programs.
Based on lodging industry data, we have an approximately 16 percent share of the U.S. hotel market and a four percent share of the hotel market outside the U.S. (based on number of rooms). We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise affiliation because our hotels typically generate higher RevPAR than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong guest preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, Marriott Bonvoy, and our emphasis on guest service and guest and associate satisfaction contribute to guest preference across all our brands.
Seasonality
In general, business at company-operated and franchised properties fluctuates moderately with the seasons. Business at some resort properties may be more seasonal depending on location.
Human Capital Management
Marriott’s long history of service, innovation, and growth is built on a culture of putting people first. We are committed to investing in our associates, with a focus on leadership development, recognition, compensation, career opportunity, and skills training. Over the past several years, we faced a number of staffing challenges, including the continuing impact of the COVID-19 pandemic, evolving work environment, and competitive talent landscape. To address these challenges, we are focused on our talent attraction and retention strategies and reinforcing our culture to position us for future growth.
At year-end 2022, Marriott managed the employment of approximately 377,000 associates. This number includes 140,000 associates employed by Marriott at properties, customer care centers, and above-property operations, as well as 237,000 associates who are employed by our property owners but whose employment is managed by Marriott (which is common outside the U.S.). Approximately 111,000 of the associates employed by Marriott are located in the U.S., of which approximately 18,000 belong to labor unions. Outside the U.S., some of our associates are represented by trade unions, works councils, or employee associations. These numbers do not include hotel personnel employed by our franchisees or management companies hired by our franchisees. Marriott encourages our independent franchisees to develop responsible human capital management practices.
We are focused on maintaining Marriott’s position as an employer of choice both for job seekers and our existing associates. To attract talent, we are targeting new labor pools, optimizing our recruiting practices, and sharing our story of long-term career potential. With the opening of our new global headquarters in Bethesda, Maryland, we adopted a hybrid work model to allow for increased flexibility and choice, to meet the evolving needs of our corporate workforce. For hotel-based associates, we are innovating the way hotel jobs are structured with the goal of increasing associate satisfaction and providing better service for our guests.
We encourage continual feedback discussions with our associates at all levels, and measure associate satisfaction through our Associate Engagement Survey, which gives all associates the opportunity to provide feedback about their work experience, providing us with valuable insights to drive improvements in our culture. Our associate engagement scores exceeded the “Best Employer” external benchmark in 2022, as they have in 10 prior years, and we were recognized as one of the Fortune Best Companies to Work for in 2022 for the 25th consecutive year.
Our human capital strategy is based on three signature elements – Growing Great Leaders, Investing in Associates, and Access to Opportunity.
Growing Great Leaders
We believe that all associates, at every level, can inspire others through great leadership. Our framework is designed to help us grow great leaders and starts with competencies that clearly define what great leadership means at Marriott. These competencies have been integrated into our performance management process and leadership development programs.
Our talent development strategy is designed to provide opportunities for our associates to develop and grow their careers. It includes a variety of skills training, professional development, and other learning opportunities. Our Leadership Performance Acceleration program encourages managers and associates to have regular career and development conversations in order to provide actionable feedback and to help associates set and achieve career goals.
These programs and opportunities provide associates with career development and personal growth options and support our leadership development culture.
Investing in Associates
We are focused on providing our associates with the tools, resources, and support they need to thrive – both personally and professionally. We have comprehensive compensation and benefits offerings designed to invest in our associates, and we regularly evaluate these programs for competitiveness against the external talent market. In addition, pay equity is foundational to our compensation structures and practices. In the U.S., we conduct pay equity audits at least annually and make adjustments as needed.
We provide our eligible U.S. associates and their families with access to health care coverage, work/life support benefits, as well as other benefits, such as a retirement savings plan, employee stock purchase plan, paid time off, paid parental leave, and financial assistance to help with adoption fees. Outside the U.S., we also offer comprehensive compensation and benefit programs that vary based on the geographic market. Our TakeCare program provides associates with tools and resources to support their physical, mental, and financial wellbeing.
Access to Opportunity
Our company-wide diversity, equity, and inclusion (“DEI”) efforts include a range of initiatives and programs to support our goal to make all stakeholders (including associates, guests, owners, and suppliers) feel welcome and valued. The Inclusion and Social Impact Committee of our Board of Directors (the “ISI Committee”), established 20 years ago, helps drive accountability for these efforts across the Company. The ISI Committee assists the Board in providing oversight of the Company’s strategy, efforts, and commitments related to its people-first culture, associate well-being, inclusion, and other environmental, social and governance (“ESG”) matters. As part of our efforts to continue to diversify our senior leadership, we have established a goal to achieve global gender parity at the Vice President level and above by the end of 2023. We also have established an objective to increase the representation of people of color at the Vice President level and above in the U.S. to twenty-five percent by year-end 2025.
To better meet the needs of our diverse and changing workforce, we are continuing to evolve our hospitality jobs through workforce innovation. As part of this effort, we are blending certain hotel jobs to enhance the employment experience for our associates as well as providing scheduling flexibility.
Sustainability and Social Impact
Guided by our 2025 sustainability and social impact goals, as well as the United Nations Sustainable Development Goals, we are focused on creating a positive and sustainable impact wherever we do business. Our sustainability and social impact platform, Serve 360: Doing Good in Every Direction, is built around four focus areas: Nurture Our World; Sustain Responsible Operations; Empower Through Opportunity; and Welcome All and Advance Human Rights – each with targets to drive our efforts through 2025. These targets reflect our goals to (1) support the resiliency and sustainable development of the communities and environments where we do business, (2) work to reduce our environmental impacts, design and operate sustainable hotels, and source responsibly, while mitigating climate-related risk, (3) facilitate workplace readiness and access to opportunity in our business, and (4) create a safe, welcoming world, including by working with organizations to educate and advocate on issues related to human rights throughout and beyond our business. Although the COVID-19 pandemic and certain other factors have impacted our progress in some areas, we remain focused on advancing our sustainability and social impact goals and initiatives.
Our climate action efforts include committing to set a near-term science-based emissions reduction target (“SBT”) and set a long-term science-based target to reach net-zero value chain greenhouse gas (“GHG”) emissions by no later than 2050. We are currently preparing our SBT and net-zero targets for submission and developing longer-term strategies to support those targets.
Our sustainability strategy and initiatives focus on a wide range of issues, including designing resource-efficient hotels, implementing technologies to track and reduce energy and water consumption, as well as waste and food waste, increasing the use of renewable energy, managing climate and water-related risks, driving third-party certifications at the hotel-level, supporting innovative ecosystem restoration initiatives, and focusing on responsible and local sourcing.
In response to humanitarian crises, like war and natural disasters, our hotels often look to support their local communities in need by donating funds, hotel stays, food, supplies, and volunteer hours. We also deploy our Marriott Disaster Relief Fund to support associates and their families impacted by crises, such as the war in Ukraine, as well as charitable organizations providing relief on the ground. In 2022, to further our human rights efforts, we reached the milestone of training one million associates in human trafficking awareness, a major step toward our goal to train 100 percent of on-property associates by 2025. Additionally, in collaboration with leading anti-trafficking and hospitality organizations, we donated our recently updated training to the lodging industry and made it available to other individuals and organizations outside the industry, such as travelers and non-profit organizations.

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
Risks Relating to Our Industry
Our industry is highly competitive, which may impact our ability to compete successfully for guests. We operate in markets that contain many competitors. Our hotel brands and other lodging offerings generally compete with major hotel chains, regional hotel chains, independent hotels, and home sharing and rental services across national and international venues. Our ability to remain competitive and attract and retain business, group and leisure travelers depends on our success in distinguishing and driving preference for our lodging products and services, including our Loyalty Program, direct booking channels, consumer-facing technology platforms and services, and other offerings (including our co-branded credit cards). If we cannot compete successfully in these areas, our operating margins could contract, our market share could decrease, and our earnings could decline. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to maintain or increase room rates or occupancy in those markets.
Economic downturns and other global, national, and regional conditions and events could further impact our business, financial results and growth. Because we conduct our business on a global scale, we are affected by changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, healthcare, and related issues), and geopolitical, public health, social and other conditions and events. Our business, financial results and growth are impacted by weak or volatile economic conditions, pandemics and other outbreaks of disease, natural and man-made disasters, changes in energy prices and currency values, political instability, geopolitical conflict, actual or threatened war, terrorist activity and other acts of violence, heightened travel security measures, travel advisories, disruptions in air travel, and concerns over the foregoing. These conditions and events have in the past materially negatively impacted, and could in the future materially negatively impact, our business, operations, and financial results in many ways, including, but not limited to, as follows:
•reducing revenues at our managed and franchised hotels, owned and leased hotels, and properties in which we have an investment, potentially impacting their ability to meet expenses, including payment of amounts owed to us;
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
•causing hotels to exit our system;

•requiring us to borrow or otherwise raise a significant amount of cash in order to preserve financial flexibility, repay maturing debt and manage debt maturities;
•causing the terms of our borrowing to be more expensive or more restrictive; and
•adversely affecting associate hiring and retention.
Although COVID-19’s negative impact on our business, operations, and financial results has significantly decreased since 2020, we are continuing to see some of the foregoing effects and could see additional effects in the future. The conditions and events discussed in this risk factor could also give rise to, aggravate, and impact our ability to allocate resources to mitigate the other risks that we identify below, which in turn could materially adversely affect our business, liquidity, financial condition, and results of operations.
Risks Relating to Our Business
Operational Risks
Premature termination of our management or franchise agreements could hurt our financial performance. Our hotel management and franchise agreements may be subject to premature termination in certain circumstances, such as the bankruptcy of a hotel owner or franchisee, the failure of a hotel owner or franchisee to comply with its payment or other obligations under the agreement, a failure under some agreements to meet specified financial or performance criteria which we do not cure, or in certain limited cases, other negotiated contractual termination rights. Some courts have also applied agency law principles and related fiduciary standards to managers of third-party hotel properties, including us (or have interpreted hotel management agreements to be “personal services contracts”). Property owners may assert the right to terminate management agreements even where the agreements provide otherwise, and some courts have upheld such assertions about our management agreements and may do so in the future. When terminations occur for certain of these or other reasons, we may need to enforce our right to damages for breach of contract and related claims, which may cause us to incur significant legal fees and expenses. We may have difficulty collecting damages from the hotel owner or franchisee, and any damages we ultimately collect could be less than the projected future value of the fees and other amounts we would have otherwise collected under the management or franchise agreement. A significant loss of these agreements could hurt our financial performance or our ability to grow our business.
Disagreements with owners of hotels that we manage or franchise may result in arbitration or litigation or delay implementation of product or service initiatives. Consistent with our focus on management and franchising, we own very few of our lodging properties. The nature of our responsibilities under our management agreements to manage each hotel and enforce the standards required for our brands under both management and franchise agreements may be subject to interpretation. This has from time to time given rise to disagreements with hotel owners and franchisees, and may give rise to such disagreements in the future, including over the need for or payment for new product, service, or systems initiatives, the timing and amount of capital investments, and reimbursement for operating costs, system costs, or other amounts. We have seen, and may in the future see, an increase in such disagreements with hotel owners and franchisees during periods when hotel returns are weaker. We seek to resolve any disagreements and to develop and maintain positive relations with current and potential hotel owners, franchisees, and real estate investment partners, but we cannot always do so. Failure to resolve such disagreements has resulted in arbitration or litigation, and could do so in the future. We could suffer significant losses, reduced profits, or constraints on our operations as the result of adverse dispute resolution outcomes.
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, and Orbitz.com, as well as lesser-known online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase by certain companies of trademarked online keywords such as “Marriott” from Internet search engines such as Google, Bing, Yahoo, and Baidu to steer guests toward their websites. Our business and profitability could be harmed to the extent that online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increasing the overall cost of Internet bookings for our hotels. At the same time, if we are not able to negotiate new agreements on satisfactory terms when our existing contracts with intermediaries (which generally have two- to three- year terms) come up for renewal, our business and prospects could be negatively impacted in a number of ways, including by reducing bookings or making our brands less attractive to hotel owners.
Our growth strategy depends upon attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors.

Adding properties to our system entails entering into and maintaining various arrangements with property owners. The terms of our management agreements and franchise agreements for each of our properties are influenced by contract terms offered by our competitors, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to renew agreements or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
The effects of, or our failure to comply with, applicable laws, regulations and government policies may disrupt our business, lower our revenues, increase our costs, reduce our profits, limit our growth, or damage our reputation. We and the hotels that we franchise or manage are subject to a variety of laws, regulations and government policies around the globe, including, among others, those related to employment practices; marketing and advertising efforts; trade and economic sanctions; anti-bribery and anti-corruption; intellectual property; cybersecurity, data privacy, data localization, and the handling of personally identifiable information; competition; climate and the environment; health and safety; liquor sales; and the offer and sale of franchises. These laws, regulations, and government policies may be complex and change frequently and could have a range of adverse effects on our business. The compliance programs, internal controls, and policies we maintain and enforce may need to be updated regularly to keep pace with changing laws, regulations and government policies and may not prevent our associates, contractors, or agents from materially violating applicable laws, regulations and government policies. The requirements of applicable laws, regulations, and government policies, our failure to meet such requirements (including investigations and publicity resulting from actual or alleged failures), or actions we take in order to comply with such requirements or investigations could have significant adverse effects on our results of operations, reputation, or ability to grow our business.
Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies as part of our operations outside of the U.S. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our non-U.S. business are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our Financial Statements. As a result, exchange rate changes between foreign currencies and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a negative effect on our financial results. To the extent that our international operations continue to grow, our exposure to foreign currency exchange rate fluctuations will grow. Even though we enter into foreign exchange hedging arrangements for some of the currencies in which we do business, exchange rate fluctuations could result in significant foreign currency gains and losses and affect our results. Our hedging arrangements may also create their own costs and risks, in the form of transaction costs, credit requirements, and counterparty risk.
Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Many factors can affect the reputation and value of our Company or one or more of our properties or brands, including our ability to protect and use our brands and trademarks; our properties’ adherence to service and other brand standards; our approach to, or incidents involving, matters related to food quality and safety, guest and associate safety, health and cleanliness, managing and reducing our carbon footprint and our use of scarce natural resources, supply chain management, and diversity, human rights, and support for local communities; and our compliance with applicable laws. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our properties, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, adverse government attention, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, and residential properties, and with respect to our credit card programs and other offerings. Under the terms of their agreements with us, these third parties interact directly with guests and others under our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including any data or privacy incident, or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, then our image and reputation could suffer. Although our agreements with these parties provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time-consuming for us to pursue such remedies and even if we are successful in pursuing such remedies, that may not be sufficient to mitigate reputational harm to us. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.
Collective bargaining activity and strikes could disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without strikes, disruptions, or on terms that we consider reasonable. Labor disputes and disruptions could result in adverse publicity or regulatory investigations and adversely affect operations and revenues at affected hotels, as we have seen at times in the past. In addition, labor disputes and disruptions or increased demands from labor unions could harm our relationship with our associates, result in increased regulatory requirements or inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have an adverse effect on our reputation, business, financial condition, or results of operations.
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
Extreme weather, climate change, and sustainability-related concerns could have a material adverse effect on our business and results of operations. We are subject to the risks associated with extreme weather and climate change, including the impacts of the physical effects of climate change, changes in laws and regulations related to climate change and sustainability, and changing consumer preferences. Natural disasters and extreme weather in locations where we manage, franchise, own or lease properties or in areas of the world from which we draw a large number of guests may cause a significant decline in travel and reduced demand for lodging. The prevalence of these events may continue to increase as the result of climate change. Natural disasters, extreme weather, and other physical impacts of climate change (including rising sea levels, extreme hot or cold weather, water shortages, fire, and droughts) have in the past and could in the future result in increases in related insurance, energy or other operating costs, and physical damage to our hotels that might not be covered by insurance and might prevent or limit the operations of the property. Significant costs could be involved in improving the efficiency and climate resiliency of our hotels and otherwise preparing for, responding to, and mitigating the physical effects of climate change or sustainability-related concerns. Compliance with future climate-related legislation and regulation, and our current or future voluntary efforts to achieve science-based emissions reduction targets or other sustainability initiatives, could also be difficult and costly. Growing public recognition of the dangers of climate change and other sustainability-related concerns may affect customers’ travel choices, including their frequency of travel. As a result of the foregoing, we may experience reduced demand, significant increased operating and compliance costs, operating disruptions or limitations, constraints on our room growth, and even physical damage to our hotels, all of which could adversely affect our profits and growth.
Insurance may not cover damage to, or losses involving, properties that we own, manage, or franchise, or other aspects of our business, and the cost of such insurance could increase. We require comprehensive property and liability insurance policies for our managed, leased, and owned properties with coverage features and insured limits that we believe are customary. We also require our franchisees to maintain similar levels of insurance. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we, our hotel owners, or our franchisees can obtain, or our or their ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, terrorist acts, pandemics, or liabilities that result from incidents involving the security of information systems, may result in high deductibles, low limits, or may be uninsurable, or the cost of obtaining insurance may be unacceptably high. As a result, we, our hotel owners, and our franchisees may not be successful in obtaining insurance without increases in cost or decreases in coverage levels, or may not be successful in obtaining insurance at all. For example, over the past several years following the severe and widespread damage caused by natural disasters, coupled with continued large global losses, the property, liability, and other insurance markets have seen significant cost increases. Also, due to the data security incident involving unauthorized access to the Starwood reservations database, which we initially reported in November 2018 (the “Data Security Incident”), and the state of the cyber insurance market generally, the costs for our cyber insurance increased with each of our renewals over the last several years, and the cost of such insurance could continue to increase for future policy periods. Further, in the event of a substantial loss, the insurance coverage we, our hotel owners, or our franchisees carry may not be sufficient to pay the full market value or replacement cost of any lost investment or in some cases could result in certain losses being totally uninsured. As a result, our revenues and profits could be adversely affected, and for properties we own or lease, we could lose some or all of the capital that we have invested in the property and we could remain obligated for guarantees, debt, or other financial obligations.
If our brands, goodwill, or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2022, we had $17.6 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported financial condition and results of operations.
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
Our renovation activities expose us to project cost, completion, and resale risks. We occasionally acquire and renovate hotel properties, both directly and through partnerships and other business structures with third parties. This presents a number of risks, including that: (1) market conditions may limit the availability of capital for project completion or take-out financing or make properties that we renovate less attractive to potential purchasers, with the result that we may not be able to complete or sell such properties at the prices or times we anticipate or we may be required to record additional impairment charges; and (2) construction delays or cost overruns, including those due to general market conditions, shortages or increased costs of skilled labor and/or materials, lender financial defaults, or so-called “Acts of God” such as earthquakes, hurricanes, floods, or fires may increase project costs. We could face similar risks to the extent we undertake development activities again in the future.

Our owned properties and other real estate investments subject us to numerous risks. We have a number of owned and leased properties, which are subject to the risks that generally relate to investments in real property. We may seek to sell some of these properties over time; however, equity real estate investments can be difficult to sell quickly. We may not be able to complete asset sales at prices we find acceptable, or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, if any, by the particular properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including local market conditions and new supply of hotels and other lodging products, availability and costs of staffing, governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. Our real estate investments have been, and could in the future be, impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses and make needed capital expenditures, our income could be adversely affected, and we could be required to record additional significant non-cash impairment charges to our results of operations.
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
More hotel projects in our development pipeline may be cancelled or delayed in opening, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction, hotels subject to signed contracts, and hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including the other risks described in this section. We have seen construction timelines for pipeline hotels lengthen due to various factors, including competition for skilled construction labor, challenges related to financing, and disruption in permitting and the supply chain for materials, and these circumstances could continue or worsen in the future. Accordingly, we cannot assure you that all of our development pipeline will result in new hotels entering our system, or that those hotels will open when we anticipate.
Losses on loans or loan guarantees that we have made to third parties impact our profits. At times, we make loans for hotel development, acquisition, or renovation expenditures when we enter into or amend management or franchise agreements. From time to time we also provide third-party lenders with financial guarantees for the timely repayment of all or a portion of debt related to hotels that we manage or franchise, generally subject to an obligation that the owner reimburse us for any fundings. We have suffered losses, and could suffer losses in the future, when hotel owners or franchisees default on loans that we provide or fail to reimburse us for loan guarantees that we have funded.
If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed. The owners of many of our managed or franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If those owners cannot repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and foreclose on the property, or the owners could declare bankruptcy, as we have seen in the past and could see in the future. In some cases, such foreclosures or bankruptcies have in the past resulted, and could in the future result, in the termination of our management or franchise agreements, eliminating our anticipated income and cash flows, which could have a significant negative effect on our results of operations.
Technology, Information Protection, and Privacy Risks
Any disruption in the functioning of our reservation, Loyalty Program, or other core operational systems could adversely affect our performance and results. We manage global reservation and Loyalty Program systems or use third-party service providers’ reservation systems that communicate reservation and transactional information to our properties from individuals who book reservations directly with us online, through our mobile apps, through our telephone call centers, or through intermediaries like travel agents, Internet travel websites, and other distribution channels. The cost, speed, accuracy, and efficiency of our reservation, Loyalty Program, and other core operational systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we fail to maintain, upgrade, or prevent disruption to these systems. Disruptions in or changes to these systems could result in a disruption to our business and the loss of important data.
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, revenue management, property management, human resources and payroll systems, our Loyalty Program, and technologies we make available to our guests and for our associates. We are currently undertaking a multi-year initiative to upgrade certain of our core technologies and systems, as these and other technologies and systems described in this risk factor must be refined, updated, and/or replaced with more advanced systems on a regular basis. Our business could suffer if we cannot refine, update, and/or replace technologies and systems as quickly or effectively as our competitors, sufficiently in advance of obsolescence or performance failure or degradation, or within budgeted costs and time frames. We also may not achieve the benefits that we anticipate from any new or upgraded technology or system, and a failure to do so could result in higher than anticipated costs or lower guest satisfaction or could impair our operating results. Our business could also suffer if the use of technologies that provide alternatives to in-person meetings and events results in a decrease in demand for our lodging properties.
We are exposed to risks and costs associated with protecting the integrity and security of Company, associate, and guest data. In the operation of our business, we collect, store, use, and transmit large volumes of personal data regarding associates, guests, customers, owners, licensees, franchisees, and our own business operations, including credit card numbers, reservation and loyalty data, and other personal data, in various information systems that we maintain and in systems maintained by third parties, including those of our owners, franchisees, licensees, and service providers. The integrity and protection of this personal data is critical to our business. Our guests and associates also have a high expectation that we, as well as our owners, franchisees, licensees, and service providers, will adequately protect and appropriately use their personal data. The information, security, and privacy requirements imposed by global laws and governmental regulation, our contractual obligations, and the requirements of the payment card industry continue to become increasingly stringent in many jurisdictions in which we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, and service providers may not be able to satisfy these changing legal and regulatory requirements and associate and guest expectations, or may require significant additional investments or time to do so. We have incurred and may in the future incur significant additional costs to meet these requirements, obligations, and expectations, and in the event of alleged or actual noncompliance, we may experience increased operating costs, increased exposure to payment obligations and litigation, and increased risk of damage to our reputation and brand.
The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the Data Security Incident, numerous lawsuits were filed against us, as described further in Note 7. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, stockholders, or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state, and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims, and/or investigations has resulted in payments and other expenses, such as the £18.4 million payment imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) in connection with the ICO’s final decision issued in October 2020, and could result in material additional payments or remedial or other expenses. Other governmental authorities investigating or seeking information about the Data Security Incident have imposed and may further impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and will continue to be, devoted to matters related to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may not be sufficient or available to cover all of our expenses or other losses (including the final payment imposed by the ICO and any other payments, fines or penalties) related to the Data Security Incident, and certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented enhanced security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Measures taken by our service providers or our owners, franchisees, licensees, other business partners or their service providers also may not be sufficient, as we have seen in the past. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware,

“supply chain” attacks, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, other business partners, or service providers. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on cloud-based services and on remote access to information systems increases the Company’s exposure to potential cybersecurity incidents. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any additional significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or Company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, future compromises in the security of our information systems or those of our owners, franchisees, licensees, other business partners, or service providers or other future disruptions or compromises of data or systems could lead to future interruptions in, or other adverse effects on, the operation of our systems or those of our owners, franchisees, licensees, other business partners, or service providers. This could result in operational interruptions and/or outages and a loss of profits, as well as negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, diminished associate satisfaction, and/or retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
Because we have experienced cybersecurity incidents in the past, additional incidents or the failure to detect and appropriately respond to additional incidents could magnify the severity of the adverse effects on our business. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information systems change frequently, can be difficult to detect for long periods of time, and can involve difficult or prolonged assessment or remediation periods even once detected, which could also magnify the severity of these adverse effects. We cannot assure you that all potential causes of past significant incidents have been identified and remediated; additional measures may be needed to prevent significant incidents in the future. The steps we take may not be sufficient to prevent future significant incidents and as a result, such incidents may occur again. Although we carry cyber insurance that is designed to protect us against certain losses related to cyber risks, that insurance coverage may not be sufficient or available to cover all expenses or other losses (including payments to regulatory authorities) or all types of claims that may arise in connection with cyberattacks, security compromises, and other related incidents. Furthermore, in the future such insurance may not be available on commercially reasonable terms, or at all.
Changes in privacy and data security laws could increase our operating costs and increase our exposure to payment obligations and litigation. We are subject to numerous, complex, and frequently changing laws, regulations, and contractual obligations designed to protect personal information. Various U.S. federal and state laws, data privacy and data security laws outside of the U.S., payment card industry security standards, and other information privacy and security standards are all applicable to us. Significant legislative, judicial, or regulatory changes have been and could be issued in the future. Compliance with changes in applicable data security and privacy laws and regulations and contractual obligations, including the need to respond to investigations into our compliance, has increased and may in the future increase our costs, and may restrict our business operations, increase our exposure to payment obligations and litigation in the event of alleged noncompliance, and adversely affect our reputation.
Changes in laws could adversely affect our ability to market our products effectively. We rely on a variety of direct marketing techniques, including email marketing, online advertising (including through social media), and postal mailings. Any further legal restrictions under various U.S. federal, state, or international laws, or new international, federal, or state laws on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising (including through social media), and postal mailing techniques and could require changes in our marketing strategy. If this occurs, we may not be able to develop adequate alternative marketing strategies, which could impact the amount and timing of our sales of certain products. We also obtain access to potential guests and customers from travel service providers or other companies with whom we have substantial relationships, and we market to some individuals on these lists directly or by including our marketing message in the other companies’ marketing materials. If access to these lists were to be prohibited or otherwise restricted, our ability to develop new guests and customers and introduce them to our products could be impaired.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 2.    Properties.
Under our asset-light business model, we typically manage or franchise hotels and other lodging offerings, rather than own them. As of December 31, 2022, we owned or leased 26 hotels in U.S. & Canada and 38 hotels in International. Additionally, most of our regional offices, customer care and reservation centers, and sales offices, as well as our corporate headquarters, are in leased facilities. See Part I, Item 1, “Business,” earlier in this report, and the “Properties and Rooms” caption in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our company-operated properties.
Item 3.     Legal Proceedings.
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 7, which we incorporate here by reference. Within this section, we use a threshold of $1 million in disclosing material environmental proceedings involving a governmental authority, if any.
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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
At February 7, 2023, 308,121,159 shares of our Class A Common Stock (our “common stock”) were outstanding and were held by 32,128 stockholders of record. Our common stock trades on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol MAR.
Fourth Quarter 2022 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	3.0	$149.16	3.0	6.3
November 1, 2022 - November 30, 2022	2.8	$159.06	2.8	28.5
December 1, 2022 - December 31, 2022	2.9	$155.66	2.9	25.6
(1)On February 28, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. In addition, on November 10, 2022, we announced that our Board of Directors further increased our common stock repurchase authorization by 25 million shares. At year-end 2022, 25.6 million shares remained available for repurchase under Board approved authorizations. We repurchase shares in the open market and in privately negotiated transactions and account for these shares as treasury stock.

Item 6.     Reserved.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A discussion regarding our financial condition and results of operations for year-end 2021 compared to year-end 2020 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 15, 2022 (“2021 Form 10-K”).
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, timeshare, and other lodging properties in 138 countries and territories under 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: (1) U.S. & Canada and (2) International.
Terms of our management agreements vary, but our management fees generally consist of base management fees and incentive management fees. Base management fees are typically calculated as a percentage of property-level revenue. Incentive management fees are typically calculated as a percentage of a hotel profitability measure, and, in many cases (particularly in our U.S. & Canada, Europe, and Caribbean & Latin America regions), are subject to a specified owner return. Under our franchise agreements, franchise fees are typically calculated as a percentage of property-level revenue or a portion thereof. Additionally, we earn franchise fees for the use of our intellectual property, such as fees from our co-branded credit card, timeshare, and residential programs.
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
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2021 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption, with the exception of properties closed or otherwise experiencing interruptions related to COVID-19, which we continue to classify as comparable. For 2022 compared to 2021, we had 5,123 comparable U.S. & Canada properties and 1,548 comparable International properties. RevPAR, occupancy, and ADR comparisons between 2022 and 2019, which we discuss under the “Business Trends” caption below, reflect properties that are defined as comparable as of December 31, 2022, September 30, 2022, June 30, 2022, or March 31, 2022 (as applicable), even if in 2019 they were not open and operating for the full year or did not meet all the other criteria listed above. Unless otherwise stated, all comparisons to pre-pandemic or 2019 are comparing to the same time period each year.
Business Trends
We continued to see strong global RevPAR improvement throughout 2022 despite Greater China continuing to be significantly negatively impacted by COVID-19 through the end of the 2022 fourth quarter. While RevPAR recovery at the beginning of 2022 was dampened due to the emergence of COVID-19 variants, RevPAR quickly improved, resulting in 2022 third quarter worldwide RevPAR exceeding 2019 levels for the first time since the pandemic began. By the 2022 fourth quarter, worldwide RevPAR exceeded 2019 levels by 4.6 percent, reflecting ADR growth of 12.8 percent, partially offset by a decline in occupancy of 5.1 percentage points compared to 2019 levels. The global recovery continued across all customer segments, led by robust leisure demand as well as strengthening group demand, which was higher than 2019 levels in certain regions during the 2022 fourth quarter. Business transient demand also continued to improve during 2022, although it continued to lag behind 2019 levels.
RevPAR in 2022 compared to 2021 improved 46.5 percent in our U.S. & Canada segment, 66.2 percent in our International segment, and 51.0 percent worldwide. RevPAR in 2022 compared to pre-pandemic 2019 levels declined 4.0 percent worldwide, with improvement in the decline each succeeding quarter during 2022 for each of our segments and worldwide.
In the U.S. & Canada, RevPAR declined only 0.8 percent in 2022 compared to 2019, due to a decline in occupancy of 6.0 percentage points, partially offset by ADR growth of 8.1 percent. In the 2022 fourth quarter, U.S. & Canada RevPAR improved 5.2 percent compared to the same period in 2019, due to ADR growth of 11.1 percent, partially offset by a decline in occupancy of 3.7 percentage points. The decline in occupancy as compared to 2019 improved sequentially in each quarter of 2022, reflecting strong demand recovery in many markets within the U.S. & Canada.
Internationally, RevPAR declined 11.9 percent in 2022 compared to 2019, due to a decline in occupancy of 12.2 percentage points, partially offset by ADR growth of 7.0 percent. In the 2022 fourth quarter, International RevPAR improved 3.4 percent compared to the same period in 2019, due to ADR growth of 17.3 percent, partially offset by a decline in occupancy of 8.3 percentage points. In the 2022 fourth quarter, RevPAR remained significantly below 2019 levels in Greater China, but exceeded pre-pandemic 2019 levels in the Caribbean & Latin America, Europe, Middle East & Africa, and Asia Pacific excluding China regions, driven by strengthening demand, especially from cross-border guests and meaningful growth in ADR.
Although COVID-19’s negative impact on our business has significantly decreased and we saw strong global RevPAR improvement in 2022, our business is subject to the effects of changes in global and regional conditions and these conditions can change rapidly. We continue to monitor global economic conditions, and although we are not currently seeing signs of a slowdown in lodging demand, the lodging booking window is short and trends can change quickly.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). The Starwood reservations database is no longer used for business operations.
We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already recorded. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including monetary payments to regulators and/or litigants) related to the Data Security Incident. In addition, certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program. We expect to incur significant expenses associated with the Data Security Incident in future periods in excess of the amounts already recorded, primarily related to legal proceedings and regulatory investigations (including possible additional monetary payments to regulators and/or litigants as well as costs associated with compliance with any settlements or resolutions of matters). See Note 7 for additional information related to legal proceedings and governmental investigations related to the Data Security Incident.
System Growth and Pipeline
In 2022, our system grew from 7,989 properties (1,479,179 rooms) at year-end 2021 to 8,288 properties (1,525,407 rooms) at year-end 2022, reflecting gross additions of 394 properties (65,376 rooms) and deletions of 94 properties (19,079 rooms), including the impact of the Company’s decision to suspend its operations in Russia. Approximately 61 percent of our 2022 gross room additions were located outside U.S. & Canada, and 27 percent were conversions from competitor brands.

At year-end 2022, we had more than 496,000 hotel rooms in our development pipeline, which includes approximately 199,000 hotel rooms under construction and roughly 22,300 hotel rooms approved for development but not yet under signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada. In 2022, we signed 726 new management and franchise agreements, representing nearly 108,000 rooms, of which approximately half of the rooms are located outside U.S. & Canada. Our Select hotel brands continued to be a key growth driver globally with 523 hotel properties signed during 2022. In particular, our longer stay brands, which include Element Hotels, Residence Inn, and TownePlace Suites, accounted for 30 percent of the Company’s signings in 2022. In addition, contracts signed in 2022 reflected the Company’s strength in the luxury tier, with 42 luxury hotel agreements signed, representing nearly 8,000 rooms. Conversions accounted for nearly 20 percent of rooms signings in 2022.
In 2023, we expect total gross rooms growth of approximately 5.5 percent and net rooms growth of 4.0 to 4.5 percent, including approximately 1.1 percent from the anticipated addition of rooms associated with the City Express brand acquisition discussed in Note 3, which are not reflected in the development pipeline discussed above.
Properties and Rooms
At year-end 2022, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	632	215,331	5,121	735,470	26	6,483	67	7,128	5,846	964,412
International	1,357	345,220	907	179,319	38	9,209	46	4,353	2,348	538,101
Timeshare	—	—	93	22,745	—	—	—	—	93	22,745
Yacht	—	—	1	149	—	—	—	—	1	149
Total	1,989	560,551	6,122	937,683	64	15,692	113	11,481	8,288	1,525,407

Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties for 2022, and 2022 compared to 2021. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	RevPAR		Occupancy			Average Daily Rate
	2022	vs. 2021	2022	vs. 2021		2022	vs. 2021
Comparable Company-Operated Properties
U.S. & Canada	$159.06	67.0%	65.3%	17.9%	pts.	$243.73	21.3%
Greater China	$53.22	(18.5)%	47.5%	(8.0)%	pts.	$112.14	(4.8)%
Asia Pacific excluding China	$84.41	122.5%	59.2%	23.1%	pts.	$142.60	35.8%
Caribbean & Latin America	$126.55	67.0%	60.8%	17.7%	pts.	$208.17	18.4%
Europe	$153.51	148.3%	63.5%	30.3%	pts.	$241.65	29.9%
Middle East & Africa	$124.63	52.8%	64.7%	13.1%	pts.	$192.54	22.0%
International - All (1)	$94.64	55.5%	57.0%	11.7%	pts.	$166.06	23.4%
Worldwide (2)	$123.30	61.9%	60.7%	14.5%	pts.	$203.23	23.3%
Comparable Systemwide Properties
U.S. & Canada	$118.97	46.5%	67.0%	11.6%	pts.	$177.47	21.1%
Greater China	$51.38	(16.6)%	46.8%	(7.2)%	pts.	$109.71	(3.9)%
Asia Pacific excluding China	$83.87	111.8%	59.3%	22.2%	pts.	$141.47	32.5%
Caribbean & Latin America	$105.26	72.3%	58.0%	17.1%	pts.	$181.42	21.6%
Europe	$121.38	146.2%	61.1%	29.8%	pts.	$198.67	25.9%
Middle East & Africa	$116.91	55.8%	64.2%	13.3%	pts.	$182.07	23.5%
International - All (1)	$91.30	66.2%	57.0%	14.6%	pts.	$160.21	23.7%
Worldwide (2)	$110.64	51.0%	64.0%	12.5%	pts.	$172.85	21.5%

(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.

CONSOLIDATED RESULTS
Our consolidated results in 2022 improved significantly compared to 2021 due to the continued recovery in lodging demand from the impacts of COVID-19. The discussion below presents an additional analysis of our consolidated results of operations for 2022 compared to 2021.
Fee Revenues

($ in millions)	2022	2021	Change 2022 vs. 2021
Base management fees	$1,044	$669	$375	56%
Franchise fees	2,505	1,790	715	40%
Incentive management fees	529	235	294	125%
Gross fee revenues	4,078	2,694	1,384	51%
Contract investment amortization	(89)	(75)	(14)	(19)%
Net fee revenues	$3,989	$2,619	$1,370	52%
The increase in base management fees primarily reflected higher RevPAR and unit growth, partially offset by net unfavorable foreign exchange rates ($25 million).
The increase in franchise fees primarily reflected higher RevPAR, higher co-branded credit card fees ($119 million) and unit growth ($109 million), partially offset by net unfavorable foreign exchange rates ($17 million).
The increase in incentive management fees primarily reflected higher profits at certain managed hotels and unit growth, partially offset by net unfavorable foreign exchange rates ($16 million). In 2022, we earned incentive management fees from 61 percent of our managed properties worldwide, compared to 47 percent in 2021. We earned incentive management fees from 29 percent of our U.S. & Canada managed properties and 76 percent of our International managed properties in 2022, compared to 13 percent in U.S. & Canada and 63 percent in International in 2021. In addition, 58 percent of our total incentive management fees in 2022 came from our International managed properties versus 71 percent in 2021.
Owned, Leased, and Other

($ in millions)	2022	2021	Change 2022 vs. 2021
Owned, leased, and other revenue	$1,367	$796	$571	72%
Owned, leased, and other - direct expenses	1,074	734	340	46%
Owned, leased, and other, net	$293	$62	$231	373%
Owned, leased, and other revenue, net of direct expenses, increased primarily due to net stronger results at our owned and leased properties, partially offset by an estimated monetary payment related to a portfolio of 12 leased hotels in the U.S. & Canada ($31 million) and lower termination fees ($18 million).
Cost Reimbursements

($ in millions)	2022	2021	Change 2022 vs. 2021
Cost reimbursement revenue	$15,417	$10,442	$4,975	48%
Reimbursed expenses	15,141	10,322	4,819	47%
Cost reimbursements, net	$276	$120	$156	130%
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
The increase in cost reimbursements, net primarily reflects higher revenues, net of expenses, for our centralized programs and services as well as our insurance program.

Other Operating Expenses

($ in millions)	2022	2021	Change 2022 vs. 2021
Depreciation, amortization, and other	$193	$220	$(27)	(12)%
General, administrative, and other	891	823	68	8%
Restructuring, merger-related charges, and other	12	8	4	50%
Depreciation, amortization, and other expenses decreased primarily due to lower impairment charges.
General, administrative, and other expenses increased primarily due to higher administrative and compensation costs.
Non-Operating Income (Expense)

($ in millions)	2022	2021	Change 2022 vs. 2021
Gains and other income, net	$11	$10	$1	10%
Loss on extinguishment of debt	—	(164)	164	100%
Interest expense	(403)	(420)	17	4%
Interest income	26	28	(2)	(7)%
Equity in earnings (losses)	18	(24)	42	175%
The loss on extinguishment of debt in 2021 was due to the September 2021 tender offer in which we purchased and retired $1 billion aggregate principal amount of our 5.750 percent Series EE Notes maturing May 1, 2025.
Interest expense decreased primarily due to lower average debt balances driven by Senior Notes maturities and repurchases.
Equity in earnings (losses) changed, primarily due to our share of the gains on the sales of properties ($23 million) and higher profits related to our equity method investments.
Income Taxes

($ in millions)	2022	2021	Change 2022 vs. 2021
(Provision) benefit for income taxes	$(756)	$(81)	$(675)	(833)%
Our tax provision increased in 2022, compared to our tax provision in 2021, primarily due to the increase in operating income ($422 million), the prior year release of tax reserves due to favorable audit resolutions ($143 million), the prior year tax benefit from the loss on extinguishment of debt ($42 million), and the current year tax expense from the completion of prior years’ tax audits ($27 million).

BUSINESS SEGMENTS
Our segment results in 2022 improved significantly compared to 2021 due to the continued recovery in lodging demand from the impacts of COVID-19. The following discussion presents an additional analysis of the operating results of our reportable business segments.

($ in millions)	2022	2021	Change 2022 vs. 2021
U.S. & Canada
Segment revenues	$15,753	$10,356	$5,397	52%
Segment profit	2,446	1,394	1,052	75%
International
Segment revenues	3,486	2,254	1,232	55%
Segment profit	794	258	536	208%

	Properties				Rooms
	December 31, 2022	December 31, 2021	vs. December 31, 2021		December 31, 2022	December 31, 2021	vs. December 31, 2021
U.S. & Canada	5,846	5,712	134	2%	964,412	945,987	18,425	2%
International	2,348	2,185	163	7%	538,101	510,491	27,610	5%
U.S. & Canada
U.S. & Canada segment profit increased primarily due to the following:
•$906 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy, higher profits at certain managed hotels, and unit growth;
•$83 million of higher cost reimbursement revenue, net of reimbursed expenses; and
•$62 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at owned and leased properties, partially offset by an estimated monetary payment related to a portfolio of 12 leased hotels in U.S. & Canada ($31 million);
partially offset by:
•$23 million of higher general, administrative, and other expenses, primarily reflecting a favorable litigation settlement in 2021 ($18 million).
International
International segment profit increased primarily due to the following:
•$349 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions except Greater China, higher profits at certain managed hotels, and unit growth, partially offset by net unfavorable foreign exchange rates ($56 million);
•$141 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting net stronger results at owned and leased properties, partially offset by lower termination fees ($16 million); and
•$35 million of higher cost reimbursement revenue, net of reimbursed expenses;
partially offset by:
•$28 million of higher general, administrative, and other expenses, primarily reflecting higher compensation costs.

LIQUIDITY AND CAPITAL RESOURCES
Our Credit Facility
In the 2022 fourth quarter, we amended and restated our $4.5 billion multicurrency revolving credit agreement (the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
The Credit Facility contains certain covenants, including a single financial covenant that limits our maximum leverage (consisting of the ratio of Adjusted Total Debt to EBITDA, each as defined in the Credit Facility) to not more than 4.5 to 1.0. Our outstanding public debt does not contain a corresponding financial covenant or a requirement that we maintain certain financial ratios.
We currently satisfy the covenants in our Credit Facility and public debt instruments, including the leverage covenant under the Credit Facility, and do not expect the covenants will restrict our ability to meet our anticipated borrowing and liquidity needs.
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We believe the Credit Facility, and our access to capital markets, together with cash we expect to generate from operations, remain adequate to meet our liquidity requirements.
Commercial Paper
We issue commercial paper in the U.S. Because we do not have purchase commitments from buyers for our commercial paper, our ability to issue commercial paper is subject to market demand. We do not expect that fluctuations in the demand for commercial paper will affect our liquidity, given our borrowing capacity under the Credit Facility and access to capital markets.
Cash from Operations
Net cash provided by operating activities increased by $1,186 million in 2022 compared to 2021, primarily due to higher net income (adjusted for non-cash items and the prior year loss on extinguishment of debt), partially offset by higher cash paid for income taxes and working capital changes driven by accounts receivable timing. Cash inflow from our Loyalty Program in 2020 included $920 million of cash received from the prepayment of certain future revenues under the 2020 amendments to our existing U.S.-issued co-branded credit card agreements, which reduced in both 2021 and 2022, and will in the future reduce, the amount of cash we receive from these card issuers. We expect such reductions to end by year-end 2023.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at year-end 2022 and 0.6 to 1.0 at year-end 2021. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital and technology expenditures of $332 million in 2022 and $183 million in 2021. Capital and technology expenditures in 2022 increased by $149 million compared to 2021, primarily reflecting higher spending on improvements to our worldwide technology systems.
We expect capital expenditures and other investments will total approximately $850 million to $1 billion for 2023, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $300 million for maintenance capital spending). This estimate also includes $100 million of investment spending related to the City Express brand acquisition discussed in Note 3, which we currently expect to close in the first half of 2023, and approximately $160 million of renovation spending on hotels that we expect to sell after renovations are complete.
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
Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan collections, net of loan advances, amounted to $3 million in 2022, compared to net collections of $27 million in 2021. At year-end 2022, we had $162 million of senior, mezzanine, and other loans outstanding, compared to $153 million outstanding at year-end 2021.
Financing Activities Cash Flows
Debt. Debt decreased by $74 million in 2022, to $10,064 million at year-end 2022 from $10,138 million at year-end 2021, primarily due to lower outstanding Credit Facility borrowings ($1,050 million), the maturity of our Series Q Notes ($399 million), the maturity of our Series DD Notes ($224 million), and the redemption of our Series L Notes ($173 million), partially offset by the issuance of our Series JJ Notes ($983 million) and higher outstanding commercial paper borrowings ($868 million). See Note 9 for additional information on the Senior Notes issuance and redemption.
Our long-term financial objectives include diversifying our financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2022, our long-term debt had a weighted average interest rate of 4.1 percent and a weighted average maturity of approximately 5.8 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at year-end 2022.
See the “Our Credit Facility,” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.
Share Repurchases and Dividends. We repurchased 16.8 million shares of our common stock for $2.6 billion in 2022. Year-to-date through February 10, 2023, we repurchased 2.5 million shares for $400 million. For additional information, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in Part II, Item 5.
Our Board of Directors declared the following quarterly cash dividends in 2022: (1) $0.30 per share declared on May 2, 2022 and paid on June 30, 2022 to stockholders of record on May 16, 2022; (2) $0.30 per share declared on August 4, 2022 and paid on September 30, 2022 to stockholders of record on August 18, 2022; and (3) $0.40 per share declared on November 10, 2022 and paid on December 30, 2022 to stockholders of record on November 23, 2022. Our Board of Directors declared a cash dividend of $0.40 per share on February 10, 2023, payable on March 31, 2023 to stockholders of record on February 24, 2023.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
Our material cash requirements include the following contractual obligations and off-balance sheet arrangements.
•At year-end 2022, we had $11,989 million of debt, including principal and future interest payments, of which $1,032 million is payable within the next 12 months from year-end 2022. See Note 9 for further information about our long-term debt.
•We enter into operating and finance leases primarily for hotels, offices, and equipment, which are discussed in Note 8.
•At December 31, 2022, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $336 million, of which $89 million is payable within the next 12 months from year-end 2022.
•The Company also had guarantees, a contingent purchase obligation, commitments, and letters of credit as of year-end 2022, which are discussed in Note 7. The majority of our guarantee commitments are not expected to be funded within the next 12 months from year-end 2022. In addition to the purchase obligations discussed in Note 7, in the normal course of business, we enter into purchase commitments and incur other obligations to manage the daily operating needs of the hotels that we manage. Since our contracts with owners require reimbursement for these amounts, these obligations are expected to have minimal impact on our net income and cash flow.
NEW ACCOUNTING STANDARDS
We do not expect that accounting standard updates issued to date and that are effective after December 31, 2022 will have a material effect on our Financial Statements.

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
See Note 2 for further information related to our critical accounting policies and estimates, which are as follows:
Loyalty Program, including how we estimate the breakage of hotel points, credit card points, and free night certificates, the volume of points and free night certificates that will be issued under our co-branded credit card agreements, the amount of consideration to which we will be entitled under our co-branded credit card agreements, and the stand-alone selling prices of goods and services provided under our co-branded credit card agreements. Changes in these estimates could result in material changes to our liability for guest loyalty program and Loyalty Program revenue. Based on the conditions existing at December 31, 2022 and holding other factors constant, a one percent decrease in our estimate of the breakage of points could result in an increase in the liability for guest loyalty program of approximately $50 million. The breakage impact may vary significantly depending on the specific Loyalty Program points for which the anticipated breakage changes.
Goodwill, including how we evaluate the fair value of reporting units and when we record an impairment loss on goodwill. During the 2022 fourth quarter, we conducted our annual goodwill impairment test and no impairment charges were recorded. The estimated fair values of all our reporting units significantly exceeded their carrying amounts at the date of their most recent estimated fair value determination.
Intangibles and Long-Lived Assets, including how we evaluate the fair value of intangibles and long-lived assets and when we record impairment losses on intangibles and long-lived assets. During 2022, we evaluated our intangibles and long-lived asset groups for impairment and did not record any material impairment charges. The estimated fair values of all our indefinite-lived intangible assets significantly exceeded their carrying amounts at the date of their most recent estimated fair value determination.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives, through the development and application of credit granting policies, and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how we manage such exposure in the future.
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

The following table sets forth the scheduled maturities and the total fair value as of year-end 2022 for our financial instruments that are impacted by market risks:

	Maturities by Period
($ in millions)	2023	2024	2025	2026	2027	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts. Fair values represent assets.
Fixed-rate notes receivable	$3	$17	$3	$1	$1	$25	$50	$45
Average interest rate							1.13%
Floating-rate notes receivable	$7	$81	$15	$4	$4	$1	$112	$107
Average interest rate							5.73%
Liabilities - Maturities represent expected principal payments. Fair values represent liabilities.
Fixed-rate debt	$(676)	$—	$(1,301)	$(747)	$(984)	$(4,815)	$(8,523)	$(7,810)
Average interest rate							3.92%
Floating-rate debt	$—	$(1,402)	$—	$—	$—	$—	$(1,402)	$(1,411)
Average interest rate							5.05%

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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Marriott International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 14, 2023 expressed an unqualified opinion thereon.

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
February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott International, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 14, 2023 expressed an unqualified opinion thereon.
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
During 2022 the Company recognized $2,692 million of revenues previously deferred as of December 31, 2021, and had deferred revenue of $6,594 million as of December 31, 2022 associated with the Marriott Bonvoy guest loyalty program (the “Loyalty Program”). As discussed in Note 2 to the financial statements, the Company recognizes revenue for performance obligations relating to Loyalty Program points and free night certificates as they are redeemed and the related performance obligations are satisfied. The Company recognizes a portion of revenue for the Licensed IP performance obligation under the sales-based royalty criteria, with the remaining portion recognized on a straight-line basis over the contract term. Revenue is recognized utilizing complex models based upon the estimated standalone selling price per point and per free night certificate, which includes judgment in making the estimates of variable consideration and breakage of points.

Auditing Loyalty Program results is complex due to: (1) the complexity of models and high volume of data used to monitor and account for Loyalty Program results, (2) the complexity in accounting for the amendments to the Company’s domestic co-branded credit card agreements, as well as the judgment in estimating the relative standalone selling price of the related performance obligations, and (3) the complexity and judgment of estimating the standalone selling price per Loyalty Program point, including both the estimate of variable consideration under the Company’s co-branded credit card agreements which has significant estimation uncertainty associated with projecting future cardholder spending and redemption activity, and the estimated breakage of Loyalty Program points which requires the use of specialists.

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

To test the recognition of revenues and costs associated with the Loyalty Program, we performed audit procedures that included, among others, testing the clerical accuracy and consistency with US GAAP of the accounting model developed by the Company to recognize revenue and costs associated with the Loyalty Program, and testing significant inputs into the accounting model, including the estimated standalone selling price and recognition of points earned and redeemed during the period. We involved our valuation specialists to assist in our testing procedures with respect to the estimate of relative standalone selling price of the performance obligations associated with the amendments to the domestic co-branded credit card agreements. We involved our actuarial professionals to assist in our testing procedures with respect to the estimate of the breakage of Loyalty Program points. We evaluated management’s methodology for estimating the breakage of Loyalty Program points, and we tested underlying data and actuarial assumptions used in estimating the breakage. We evaluated the reasonableness of management’s assumptions, including projections of cash flows, used to estimate variable consideration under the Company’s co-branded credit cards.

Accounting for General and Administrative Expenses and Reimbursed Expenses
Description of the Matter
During 2022 the Company recognized $891 million of general and administrative expenses and $15,141 million of reimbursed expenses. As discussed in Note 2 to the financial statements, the Company incurs certain expenses that are for the benefit of, and reimbursable from, hotel owners and franchisees. Such amounts are recorded in the period in which the expense is incurred and include judgment with respect to the allocation of certain costs between general and administrative expenses, which are non-reimbursable, and reimbursed expenses.

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

Tysons, Virginia
February 14, 2023

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Fiscal Years 2022, 2021, and 2020
($ in millions, except per share amounts)

	2022	2021	2020
REVENUES
Base management fees	$1,044	$669	$443
Franchise fees	2,505	1,790	1,153
Incentive management fees	529	235	87
Gross fee revenues	4,078	2,694	1,683
Contract investment amortization	(89)	(75)	(132)
Net fee revenues	3,989	2,619	1,551
Owned, leased, and other revenue	1,367	796	568
Cost reimbursement revenue (1)	15,417	10,442	8,452
	20,773	13,857	10,571
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	1,074	734	677
Depreciation, amortization, and other	193	220	346
General, administrative, and other	891	823	762
Restructuring, merger-related charges, and other	12	8	267
Reimbursed expenses (1)	15,141	10,322	8,435
	17,311	12,107	10,487
OPERATING INCOME	3,462	1,750	84
Gains and other income, net	11	10	9
Loss on extinguishment of debt	—	(164)	—
Interest expense	(403)	(420)	(445)
Interest income	26	28	27
Equity in earnings (losses) (1)	18	(24)	(141)
INCOME (LOSS) BEFORE INCOME TAXES	3,114	1,180	(466)
(Provision) benefit for income taxes	(756)	(81)	199
NET INCOME (LOSS)	$2,358	$1,099	$(267)
EARNINGS (LOSS) PER SHARE
Earnings (loss) per share – basic	$7.27	$3.36	$(0.82)
Earnings (loss) per share – diluted	$7.24	$3.34	$(0.82)
(1)See Note 15 for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fiscal Years 2022, 2021, and 2020
($ in millions)

	2022	2021	2020
Net income (loss)	$2,358	$1,099	$(267)
Other comprehensive income (loss)
Foreign currency translation adjustments	(389)	(212)	229
Other adjustments, net of tax	2	5	(3)
Total other comprehensive income (loss), net of tax	(387)	(207)	226
Comprehensive income (loss)	$1,971	$892	$(41)

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2022 and 2021
($ in millions)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and equivalents	$507	$1,393
Accounts and notes receivable, net	2,571	1,982
Prepaid expenses and other	235	251
	3,313	3,626
Property and equipment, net	1,585	1,503
Intangible assets
Brands	5,812	5,979
Contract acquisition costs and other	2,935	2,947
Goodwill	8,872	9,073
	17,619	17,999
Equity method investments	335	387
Notes receivable, net	152	144
Deferred tax assets	240	228
Operating lease assets	987	1,062
Other noncurrent assets	584	604
	$24,815	$25,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$684	$805
Accounts payable	746	726
Accrued payroll and benefits	1,299	1,187
Liability for guest loyalty program	3,314	2,522
Accrued expenses and other	1,296	1,167
	7,339	6,407
Long-term debt	9,380	9,333
Liability for guest loyalty program	3,280	3,949
Deferred tax liabilities	313	169
Deferred revenue	1,059	1,181
Operating lease liabilities	1,034	1,098
Other noncurrent liabilities	1,842	2,002
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,965	5,892
Retained earnings	12,342	10,305
Treasury stock, at cost	(17,015)	(14,446)
Accumulated other comprehensive loss	(729)	(342)
	568	1,414
	$24,815	$25,553
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2022, 2021, and 2020
($ in millions)

	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$2,358	$1,099	$(267)
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	282	295	478
Stock-based compensation	192	182	201
Income taxes	280	(281)	(478)
Liability for guest loyalty program	(119)	(28)	535
Contract acquisition costs	(149)	(210)	(142)
Restructuring, merger-related charges, and other	(8)	(10)	200
Working capital changes	(542)	110	(28)
Loss on extinguishment of debt	—	164	—
Deferred revenue changes and other	69	(144)	1,140
Net cash provided by operating activities	2,363	1,177	1,639
INVESTING ACTIVITIES
Capital and technology expenditures	(332)	(183)	(135)
Dispositions	1	12	260
Loan advances	(11)	(13)	(41)
Loan collections	14	40	8
Other	31	(43)	(57)
Net cash (used in) provided by investing activities	(297)	(187)	35
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(182)	150	(2,290)
Issuance of long-term debt	983	1,793	3,561
Repayment of long-term debt	(804)	(2,174)	(1,887)
Issuance of Class A Common Stock	—	2	—
Debt extinguishment costs	—	(155)	—
Dividends paid	(321)	—	(156)
Purchase of treasury stock	(2,566)	—	(150)
Stock-based compensation withholding taxes	(89)	(90)	(103)
Other	17	11	(8)
Net cash used in financing activities	(2,962)	(463)	(1,033)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(896)	527	641
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	1,421	894	253
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$525	$1,421	$894
(1)The 2022 amounts include beginning restricted cash of $28 million at December 31, 2021 and ending restricted cash of $18 million at December 31, 2022, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal Years 2022, 2021, and 2020
(in millions, except per share amounts)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.0		Balance at December 31, 2019	$703	$5	$5,800	$9,644	$(14,385)	$(361)
—		Adoption of ASU 2016-13	(15)	—	—	(15)	—	—
—		Net loss	(267)	—	—	(267)	—	—
—		Other comprehensive income	226	—	—	—	—	226
—		Dividends ($0.48 per share)	(156)	—	—	(156)	—	—
1.4		Stock-based compensation plans	89	—	51	—	38	—
(1.0)		Purchase of treasury stock	(150)	—	—	—	(150)	—
324.4		Balance at December 31, 2020	430	5	5,851	9,206	(14,497)	(135)
—		Net income	1,099	—	—	1,099	—	—
—		Other comprehensive loss	(207)	—	—	—	—	(207)
1.9		Stock-based compensation plans	92	—	41	—	51	—
326.3		Balance at December 31, 2021	1,414	5	5,892	10,305	(14,446)	(342)
—		Net income	2,358	—	—	2,358	—	—
—		Other comprehensive loss	(387)	—	—	—	—	(387)
—		Dividends ($1.00 per share)	(321)	—	—	(321)	—	—
1.1		Stock-based compensation plans	104	—	73	—	31	—
(16.8)		Purchase of treasury stock	(2,600)	—	—	—	(2,600)	—
310.6	(1)	Balance at December 31, 2022	$568	$5	$5,965	$12,342	$(17,015)	$(729)
(1)Our restated certificate of incorporation authorizes 800 million shares of our common stock, with a par value of $0.01 per share and 10 million shares of preferred stock, without par value. At year-end 2022, we had 310.6 million of these authorized shares of our common stock and no preferred stock outstanding.

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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2022 and fiscal year-end 2021 and the results of our operations and cash flows for fiscal years 2022, 2021, and 2020. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
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

Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the long term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally a combination of fixed fees and variable fees based on sales or other metrics and are payable on a monthly basis. We generally recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, we present in the “Reimbursed expenses” caption of our Income Statements spending funded by the proceeds ($664 million, $425 million after-tax) from the 2017 sale of our interest in Avendra LLC, which we committed would be used for the benefit of hotels in our system. Such spending totaled $69 million ($52 million after-tax) in 2022, $56 million ($42 million after-tax) in 2021, and $62 million ($46 million after-tax) in 2020.
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
Loyalty Program: Loyalty Program members earn points based on the money they spend at our properties; the exchange of timeshare ownership interests; purchases of timeshare interval, fractional ownership, and residential products; and through participation in travel experiences and affiliated partners’ programs, such as those offered by credit card, car rental, airline, and other companies. Members can redeem points for stays at most of our properties, airline tickets, airline frequent flyer program miles, rental cars, merchandise, and a variety of other awards. Points cannot be redeemed for cash.
Under our Loyalty Program, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Program as a cross-brand marketing program to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Program, with no added mark-up, including costs related to the following activities, which we expense as incurred in our “Reimbursed expense” caption: marketing, promotion, communication with, and performing member services for Loyalty Program members. We generally receive monthly cash contributions from managed, franchised, owned, and leased properties based on a portion of qualified spend by Loyalty Program members (when the points are earned). We recognize these contributions into revenue as we provide the related service (when the points are redeemed). The amount of revenue we recognize upon point redemption is based on a blend of historical funding rates and is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate breakage based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption on our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. Our redemption cost, which is generally based on redemption rates that can increase in periods in which occupancy at the property exceeds a certain threshold, could be higher or lower than our revenue recognized in any given period.

We have multi-year agreements for our co-branded credit cards associated with our Loyalty Program. Under these agreements, we have performance obligations to provide a license to the intellectual property associated with our brands and marketing lists (“Licensed IP”) to the financial institutions that issue the credit cards, to arrange for the redemption of Loyalty Program points as discussed in the preceding paragraph, and to arrange for the redemption of free night certificates and gift cards provided to cardholders. We receive fees from these agreements, including fixed amounts that are primarily payable at contract inception, and variable amounts that are paid to us monthly over the term of the agreements, generally based on: (1) the number of free night certificates issued or redeemed; (2) the number of Loyalty Program points purchased; (3) the volume of cardholder spend; and (4) the number of gift cards issued. We allocate those fees among the performance obligations, including the Licensed IP, our Loyalty Program points, free night certificates, and gift cards provided to cardholders based on their estimated standalone selling prices. The estimation of the standalone selling prices requires significant judgments based upon generally accepted valuation methodologies regarding the value of our Licensed IP, the amount of funding we will receive, and the number of Loyalty Program points, free night certificates, and gift cards cardholders will ultimately redeem. We base our estimates of these amounts on our historical experience and expectation of future cardholder behavior. We recognize the portion of the Licensed IP revenue that meets the sales-based royalty criteria as the credit cards are used and the remaining portion of the Licensed IP revenue on a straight-line basis over the contract term. In our Income Statements, we primarily recognize Licensed IP revenue in the “Franchise fees” caption, and we recognize a portion in the “Cost reimbursement revenue” caption. We recognize the revenue related to the Loyalty Program points as discussed in the preceding paragraph. We recognize the revenue related to the free night certificates and gift cards when the related service is provided. We recognize revenue net of the redemption cost, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property.
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
Current and noncurrent deferred revenue decreased by $196 million, to $1,331 million at December 31, 2022, from $1,527 million at December 31, 2021, primarily as a result of $330 million of revenue recognized in 2022 that was deferred as of December 31, 2021, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss below. The decrease was partially offset by revenue deferred in 2022 related to our co-branded credit cards, gift cards, certain centralized programs and services fees, and franchise application and relicensing fees.
Our current and noncurrent liability for guest loyalty program increased by $123 million, to $6,594 million at December 31, 2022, from $6,471 million at December 31, 2021, primarily reflecting an increase in points earned by members. This includes a $241 million reclassification from deferred revenue to the liability for guest loyalty program as a result of points that were earned during the period by members using our U.S.-issued co-branded credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $2,692 million of revenue recognized in 2022, that was deferred as of December 31, 2021. The current portion of our liability for guest loyalty program increased compared to December 31, 2021, due to higher estimated redemptions in the short-term. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In 2022, the updated estimates resulted in a net increase in revenue, and a corresponding reduction in the liability for guest loyalty program of approximately $106 million.
Costs Incurred to Obtain and Fulfill Contracts with Customers
We incur certain costs to obtain and fulfill contracts with customers, which we capitalize and amortize on a straight-line basis over the initial, non-cancellable term of the contract. We classify incremental costs of obtaining a contract with a customer in the “Contract acquisition costs and other” caption of our Balance Sheets, the related amortization in the “Contract investment amortization” caption of our Income Statements, and the cash flow impact in the “Contract acquisition costs” caption of our Statements of Cash Flows. We assess the assets for impairment when events or changes in circumstances indicate that we may not be able to recover the carrying amount. We recognize an impairment loss for the amount by which the carrying amount exceeds the expected net future cash flows. We classify certain direct costs to fulfill a contract with a customer in the “Other noncurrent assets” and “Prepaid expenses and other” captions of our Balance Sheets, and the related amortization in the “Owned, leased, and other - direct expenses” caption of our Income Statements. We had capitalized costs to fulfill contracts with customers of $379 million at December 31, 2022 and $368 million at December 31, 2021. See Note 10 for information on capitalized costs incurred to obtain contracts with customers.

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
Retirement Savings Plan
We contribute to tax-qualified retirement plans for the benefit of U.S. employees who meet certain eligibility requirements and choose to participate in the plans. Participating employees specify the percentage or amount of salary they wish to contribute from their compensation, and the Company typically makes matching or supplemental contributions. We recognized compensation costs from Company contributions of $137 million in 2022, $80 million in 2021, and $75 million in 2020.
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
Advertising Costs
We expense costs to produce advertising as they are incurred and to communicate advertising as the communication occurs and record such amounts in our “Reimbursed expenses” caption to the extent undertaken on behalf of our owners and franchisees. We recognized advertising costs of $635 million in 2022, $470 million in 2021, and $276 million in 2020.
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
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We record an allowance for credit losses measured over the contractual life of the instrument based on an assessment of historical collection activity and current and forecasted future economic conditions by region. Our allowance for credit losses was $191 million at December 31, 2022 and $187 million at December 31, 2021. The increase during 2022 was primarily due to our provision for credit losses, partially offset by write-offs of amounts deemed uncollectible. Our provision for credit losses totaled $27 million in 2022, $22 million in 2021, and $136 million in 2020.
Assets Held for Sale
We consider properties to be assets held for sale when (1) management commits to a plan to sell the property; (2) it is unlikely that the disposal plan will be significantly modified or discontinued; (3) the property is available for immediate sale in its present condition; (4) actions required to complete the sale of the property have been initiated; (5) sale of the property is probable and we expect the completed sale will occur within one year; and (6) the property is actively being marketed for sale at a price that is reasonable given our estimate of current market value. Upon designation of a property as an asset held for sale, we record the property’s value at the lower of its carrying amount or its estimated fair value, less estimated costs to sell, and we cease depreciation.
Goodwill
We test goodwill for potential impairment at least annually in the fourth quarter, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the net assets of the reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Factors we consider when making this determination include, but are not limited to, assessing general economic conditions, hospitality industry trends, and overall financial performance of the reporting unit. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we perform a quantitative impairment test by comparing the fair value of a reporting unit with its carrying amount.
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
Intangibles and Long-Lived Assets
We assess indefinite-lived intangible assets for continued indefinite use and for potential impairment annually, or more frequently if an event or other circumstance indicates that we may not be able to recover the carrying amount of the asset. Like goodwill, we may first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying amount. If the carrying amount of the asset exceeds the fair value, we recognize an impairment loss in the amount of that excess.
We test definite-lived intangibles and long-lived asset groups for recoverability when changes in circumstances indicate that we may not be able to recover the carrying amount; for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. We also test recoverability when management has committed to a plan to sell or otherwise dispose of an asset group and we expect to complete the plan within a year. We evaluate recoverability of an asset group by comparing its carrying amount, including right-of-use assets, to the future net undiscounted cash flows that we expect the asset group will generate. If the comparison indicates that we will not be able to recover the carrying amount of an asset group, we recognize an impairment loss for the amount by which the carrying amount exceeds the estimated fair value. When we recognize an impairment loss for assets to be held and used, we depreciate the adjusted carrying amount of those assets over their remaining useful life.
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
We evaluate an investment for impairment when circumstances indicate that we may not be able to recover the carrying amount. When evaluating our ventures, we consider loan defaults, significant underperformance relative to historical or projected operating performance, or significant negative industry or economic trends. Additionally, a venture’s commitment to a plan to sell some or all of its assets could cause us to evaluate the recoverability of the venture’s individual long-lived assets and possibly the venture itself. We impair investments we account for using the equity method of accounting when we determine that there has been an “other-than-temporary” decline in the venture’s estimated fair value compared to its carrying amount. We perform qualitative assessments for investments we account for using the fair value alternative method and we record any associated impairment when the fair value is less than the carrying amount.
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
Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
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
Loan Loss Reserves
We may make senior, mezzanine, and other loans to owners of hotels that we operate or franchise, generally to facilitate the development or renovation of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the performance of the hotels and capital markets permit. We use metrics such as loan-to-value ratios and debt service coverage, and other information about collateral and from third-party rating agencies to assess the credit quality of the loan receivable, both upon entering into the loan agreement and on an ongoing basis as applicable.
At inception and throughout the term of the loan agreement, we individually assess loans for impairment. We consider current and forecasted future economic conditions in addition to our historical experience. We use internally generated cash flow projections to determine the likelihood that the loans will be repaid under the terms of the loan agreements. We calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value and the estimated collateral are less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.
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
Self-Insurance Programs
We self-insure for certain levels of liability, workers’ compensation, property insurance and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 4.25 percent, based upon market rates, to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements. We classify the current portion of our self-insurance reserve in the “Accrued expenses and other” caption and the noncurrent portion in the “Other noncurrent liabilities” caption of our Balance Sheets. The current portion of our self-insurance reserve was $130 million at December 31, 2022 and $124 million at December 31, 2021. The noncurrent portion of our self-insurance reserve was $287 million at December 31, 2022 and $290 million at December 31, 2021.
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
NOTE 3. ACQUISITION
In the 2022 fourth quarter, we announced that we reached an agreement with Hoteles City Express, S.A.B. de C.V. to acquire the City Express brand portfolio for $100 million. As of October 19, 2022, the portfolio included 152 mid-scale hotels (17,356 rooms) located in Mexico, Costa Rica, Colombia, and Chile. Upon closing of the transaction, which is subject to regulatory approval and other customary closing conditions, City Express will become part of our franchise system. We expect the transaction could close in the first half of 2023.

NOTE 4. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

(in millions, except per share amounts)	2022	2021	2020
Computation of Basic Earnings Per Share
Net income (loss)	$2,358	$1,099	$(267)
Shares for basic earnings per share	324.4	327.2	325.8
Basic earnings (loss) per share	$7.27	$3.36	$(0.82)
Computation of Diluted Earnings Per Share
Net income (loss)	$2,358	$1,099	$(267)
Shares for basic earnings per share	324.4	327.2	325.8
Effect of dilutive securities
Stock-based compensation(1)	1.4	2.1	—
Shares for diluted earnings per share	325.8	329.3	325.8
Diluted earnings (loss) per share	$7.24	$3.34	$(0.82)
(1) For the calculation of diluted loss per share for 2020, we excluded share-based compensation securities of 1.4 million because the effect was anti-dilutive.
NOTE 5. STOCK-BASED COMPENSATION
RSUs and PSUs
We granted RSUs in 2022 to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted performance-based RSUs (“PSUs”) in 2022 to certain executives, which are earned, subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2024 adjusted EBITDA performance and relative total stockholder return over the 2022 to 2024 performance period.
We had deferred compensation costs for unvested awards for RSUs, including PSUs, of approximately $179 million at year-end 2022 and $189 million at year-end 2021. The weighted average remaining term for RSUs outstanding at year-end 2022 was 2.0 years.
The following table provides additional information on RSUs, including PSUs, for the last three fiscal years:

	2022	2021	2020
Stock-based compensation expense (in millions)	$181	$171	$188
Weighted average grant-date fair value (per unit)	$168	$141	$101
Aggregate intrinsic value of distributed RSUs (in millions)	$253	$205	$234
The following table presents the changes in our outstanding RSUs, including PSUs, during 2022 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per unit)
Outstanding at year-end 2021	4.4	$109
Granted	1.1	168
Distributed	(1.5)	114
Forfeited	(0.2)	127
Outstanding at year-end 2022	3.8	$125
Other Information
At year-end 2022, we had 24 million remaining shares authorized under the Marriott and Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc. (“Starwood”), stock plans.

NOTE 6. INCOME TAXES
The components of our earnings (losses) before income taxes for the last three fiscal years consisted of:

($ in millions)	2022	2021	2020
U.S.	$2,268	$890	$(320)
Non-U.S.	846	290	(146)
	$3,114	$1,180	$(466)
Our (provision) benefit for income taxes for the last three fiscal years consisted of:

($ in millions)		2022	2021	2020
Current	-U.S. Federal	$(364)	$99	$9
	-U.S. State	(82)	24	(41)
	-Non-U.S.	(155)	(86)	(78)
		(601)	37	(110)

Deferred	-U.S. Federal	(129)	(122)	180
	-U.S. State	(25)	(37)	81
	-Non-U.S.	(1)	41	48
		(155)	(118)	309
		$(756)	$(81)	$199
Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2020 to the end of 2022:

($ in millions)	Amount
Unrecognized tax benefit at beginning of 2020	$569
Change attributable to tax positions taken in prior years	(66)
Change attributable to tax positions taken during the current period	4
Decrease attributable to settlements with taxing authorities	(43)
Unrecognized tax benefit at year-end 2020	464
Change attributable to tax positions taken in prior years	(134)
Change attributable to tax positions taken during the current period	—
Decrease attributable to settlements with taxing authorities	(48)
Unrecognized tax benefit at year-end 2021	282
Change attributable to tax positions taken in prior years	(15)
Change attributable to tax positions taken during the current period	3
Decrease attributable to settlements with taxing authorities	(15)
Unrecognized tax benefit at year-end 2022	$255
Our unrecognized tax benefit balances included $241 million at year-end 2022, $266 million at year-end 2021, and $410 million at year-end 2020 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expenses. Related interest expense (benefit) totaled $13 million in 2022, $(21) million in 2021, and $(15) million in 2020. We accrued interest and penalties related to our unrecognized tax benefits of approximately $49 million at year-end 2022 and $45 million at year-end 2021.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of year-end 2022, we have settled all issues for tax years through 2016 and for tax years 2018 and 2019. Our 2017 and 2020 through 2022 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
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
The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of year-end 2022 and year-end 2021:

($ in millions)	At Year-End 2022	At Year-End 2021
Deferred Tax Assets
Employee benefits	$243	$235
Net operating loss carry-forwards	1,096	771
Accrued expenses and other reserves	181	191
Receivables, net	12	11
Tax credits	55	53
Loyalty Program	168	181
Deferred income	66	98
Lease liabilities	304	336
Interest limitation	187	163
Other	—	34
Deferred tax assets	2,312	2,073
Valuation allowance	(1,359)	(984)
Deferred tax assets after valuation allowance	953	1,089
Deferred Tax Liabilities
Equity method investments	(32)	(40)
Property and equipment	(58)	(9)
Intangibles	(626)	(666)
Right-of-use assets	(265)	(290)
Self-insurance	(37)	(25)
Other	(8)	—
Deferred tax liabilities	(1,026)	(1,030)
Net deferred taxes	$(73)	$59
Our valuation allowance is primarily attributable to non-U.S. net operating loss carry-forwards. During 2022, our net operating loss carry-forwards increased with an offsetting increase in our valuation allowance primarily due to net operating losses in an international subsidiary.
At year-end 2022, we had approximately $39 million of tax credits that will expire through 2032 and $16 million of tax credits that do not expire. We recorded $12 million of net operating loss benefits in 2022 and $51 million in 2021. At year-end 2022, we had approximately $4,988 million of primarily state and foreign net operating losses, of which $3,081 million will expire through 2042.
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

	2022	2021	2020
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.8	2.7	3.8
Non-U.S. income	(0.5)	(0.5)	12.5
Change in valuation allowance	0.4	(0.7)	(20.0)
Change in uncertain tax positions	0.3	(12.0)	12.2
Permanent items	(0.2)	(0.5)	9.4
Tax on asset dispositions	0.0	(0.7)	0.0
Excess tax benefits related to equity awards	(0.7)	(2.8)	6.4
U.S. tax on foreign earnings	0.2	0.4	(3.0)
Other, net	1.0	(0.1)	0.6
Effective rate	24.3%	6.8%	42.9%
The non-U.S. income tax benefit presented in the table above includes tax-exempt income in Hong Kong and Singapore, and a tax deduction in Switzerland, which collectively represented 2.5% in 2022, 3.2% in 2021, and 12.9% in 2020. We included the impact of these items in the non-U.S. income line above because we consider them to be equivalent to a reduction of the statutory tax rates in these jurisdictions.
The non-U.S. income tax benefit also includes U.S. income tax expense on non-U.S. operations, which represents 0.6% in 2022, (0.5)% in 2021, and 0.8% in 2020. We included the impact of this tax in the non-U.S. income line above because we consider this tax to be an integral part of the foreign taxes.
Other Information
We paid cash for income taxes, net of refunds, of $476 million in 2022, $362 million in 2021, and $279 million in 2020.
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at year-end 2022 in the following table:

($ in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$73	$10
Operating profit	191	107
Other	16	4
	$280	$121
Our liability at year-end 2022 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $32 million of “Accrued expenses and other” and $89 million of “Other noncurrent liabilities.”
Our maximum potential guarantees listed in the preceding table include $60 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.

In conjunction with financing obtained for specific projects or properties owned by us or entities in which we have an investment, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the entity or our own actions.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at year-end 2022 and 2021.
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
Commitments
At year-end 2022, we had various purchase commitments for goods and services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $514 million. We expect to purchase goods and services subject to these commitments as follows: $238 million in 2023, $168 million in 2024, $83 million in 2025, and $25 million thereafter.
Letters of Credit
At year-end 2022, we had $135 million of letters of credit outstanding (all outside the Credit Facility, as defined in Note 9), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2022 totaled $162 million, most of which state governments requested in connection with our self-insurance programs.
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). On May 3, 2022, the District Court granted in part and denied in part class certification of various U.S. groups of consumers. On July 14, 2022, the U.S. Court of Appeals for the Fourth Circuit granted our petition to appeal the District Court’s decision, which appeal remains pending. On September 8, 2022, the District Court held that the City of Chicago (which brought claims against us that are consolidated in the MDL proceeding) could not pursue injunctive claims but could pursue monetary claims. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Although some of these matters have been resolved or no longer appear to be active, some remain open. We are in discussions with the Attorney General offices from 49 states and the District of Columbia and the Federal Trade Commission. Based on the ongoing discussions, we believe it is probable that we will incur losses, and we recorded an accrual in 2022 for an estimated loss contingency; the amount of this accrual is not material to our Financial Statements.
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
The following table details the composition of lease expense for 2022, 2021, and 2020:

($ in millions)	2022	2021	2020
Operating lease cost	$165	$149	$157
Variable lease cost	90	51	60
We recorded impairment charges of $116 million in 2020 in the “Depreciation, amortization, and other” caption of our Income Statements to reduce the carrying amount of certain U.S. & Canada hotel leases right-of-use assets and property and equipment, including leasehold improvements. The impairment charges recorded in 2020 were due to the impact of COVID-19. We determined that we may not be able to fully recover the carrying amount of these U.S. & Canada hotel leases after evaluating the assets for recovery due to declines in market performance and future cash flow projections. We estimated the fair value using an income approach reflecting internally developed Level 3 discounted cash flows that included, among other things, our expectations of future cash flows based on historical experience and projected growth rates, usage estimates and demand trends.
The following table presents our future minimum lease payments at year-end 2022:

($ in millions)	Operating Leases	Finance Leases
2023	$157	$14
2024	154	14
2025	148	14
2026	119	15
2027	85	15
Thereafter	844	107
Total minimum lease payments	$1,507	$179
Less: Amount representing interest	367	40
Present value of minimum lease payments	$1,140	$139
The following table presents the composition of our current and noncurrent lease liability at year-end 2022 and 2021:

($ in millions)	December 31, 2022		December 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Current (1)	$106	$8	$150	$7
Noncurrent (2)	1,034	131	1,098	139
	$1,140	$139	$1,248	$146
(1)Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.

The following table presents additional information about our lease obligations at year-end 2022 and 2021:

	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted Average Remaining Lease Term (in years)	13	11	14	12
Weighted Average Discount Rate	4.4%	4.3%	4.2%	4.4%
The following table presents supplemental cash flow information for 2022 and 2021:

($ in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$191	$181
Lease assets obtained in exchange for lease obligations:
Operating leases	75	463

NOTE 9. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2022 and 2021:

($ in millions)	At Year-End 2022	At Year-End 2021
Senior Notes:
Series L Notes, interest rate of 3.3%, face amount of $173, redeemed June 15, 2022 (effective interest rate of 3.4%)	$—	$173
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	348	347
Series Q Notes, interest rate of 2.3%, face amount of $399, matured January 15, 2022 (effective interest rate of 2.5%)	—	399
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	747	746
Series U Notes, interest rate of 3.1%, face amount of $291, maturing February 15, 2023 (effective interest rate of 3.1%)	291	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	324	327
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	289	290
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	446	445
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	349	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	297
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	531	566
Series DD Notes, interest rate of 2.1%, face amount of $224, matured October 3, 2022 (effective interest rate of 1.2%)	—	226
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	596	595
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	988	987
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	987	986
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,090	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	693
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	984	—
Commercial paper	871	—
Credit Facility	—	1,050
Finance lease obligations	139	146
Other	92	135
	$10,064	$10,138
Less current portion	(684)	(805)
	$9,380	$9,333
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
In December 2022, we amended and restated our $4.5 billion multicurrency revolving credit agreement (the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt at year-end 2022:

Debt Principal Payments ($ in millions)	Amount
2023	$684
2024	1,410
2025	1,310
2026	757
2027	995
Thereafter	4,908
Balance at year-end 2022	$10,064
We paid cash for interest, net of amounts capitalized, of $345 million in 2022, $391 million in 2021, and $377 million in 2020.
NOTE 10. INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2022 and 2021:

($ in millions)	At Year-End 2022	At Year-End 2021
Definite-lived Intangible Assets
Costs incurred to obtain contracts with customers	$1,995	$1,875
Contracts acquired in business combinations and other	2,173	2,187
	4,168	4,062
Accumulated amortization	(1,172)	(1,052)
	2,996	3,010
Indefinite-lived Intangible Brand Assets	5,751	5,916
	$8,747	$8,926
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
For contracts acquired in business combinations and other intangible assets, we recorded amortization expense of $197 million in 2022, $165 million in 2021, and $97 million in 2020 (of which $83 million in 2022, $62 million in 2021, and none in 2020 was included in the “Reimbursed expenses” caption of our Income Statements). For these assets, we estimate that our aggregate amortization expense will be $165 million in 2023, $143 million in 2024, $125 million in 2025, $108 million in 2026, and $93 million in 2027.

The following table details the carrying amount of our goodwill at year-end 2022 and 2021:

($ in millions)	U.S. & Canada	International	Total Goodwill
Balance at year-end 2021	$5,348	$3,725	$9,073
Foreign currency translation	(25)	(176)	(201)
Balance at year-end 2022	$5,323	$3,549	$8,872

NOTE 11. PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2022 and 2021:

($ in millions)	At Year-End 2022	At Year-End 2021
Land	$688	$686
Buildings and leasehold improvements	1,086	985
Furniture and equipment	649	545
Construction in progress	36	137
	2,459	2,353
Accumulated depreciation	(874)	(850)
	$1,585	$1,503
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $114 million in 2022, $138 million in 2021, and $322 million in 2020 (of which $35 million in 2022, $49 million in 2021, and $109 million in 2020 was included in the “Reimbursed expenses” caption of our Income Statements). Fixed assets attributed to operations located outside the U.S. were $592 million at year-end 2022 and $623 million at year-end 2021. Our gross depreciation expense included impairment charges for property and equipment, including leasehold improvements, and right-of-use assets on several U.S. & Canada leased hotels in 2020, which we discussed in Note 8.
NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments, determined under current guidance for disclosures on the fair value of financial instruments, in the following table:

	At Year-End 2022		At Year-End 2021
($ in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$152	$142	$144	$131
Total noncurrent financial assets	$152	$142	$144	$131

Senior Notes	$(8,322)	$(7,627)	$(8,009)	$(8,480)
Commercial paper	(871)	(871)	—	—
Credit Facility	—	—	(1,050)	(1,050)
Other long-term debt	(56)	(49)	(135)	(140)
Other noncurrent liabilities	(394)	(394)	(414)	(414)
Total noncurrent financial liabilities	$(9,643)	$(8,941)	$(9,608)	$(10,084)
We estimate the fair value of our senior, mezzanine, and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. Even though our commercial paper borrowings generally have short-term maturities of 45 days or less, we classify outstanding commercial paper borrowings as long-term based on our ability and intent to refinance them on a long-term basis. The carrying amount of our commercial paper and Credit Facility borrowings approximate fair value due to their short maturity and because they bear interest at a market rate. We estimate the fair value of our other long-term debt, excluding leases, using quoted market prices, which are directly observable Level 1 inputs. Our other noncurrent liabilities consist of guarantees. As we note in the “Guarantees” caption of Note 2, we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2022 and year-end 2021, we determined that the carrying amounts of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Note 2 for more information on the input levels we use in determining fair value.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table details the accumulated other comprehensive loss activity for 2022, 2021, and 2020:

($ in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2019	$(368)	$7	$(361)
Other comprehensive income before reclassifications (1)	229	7	236
Reclassification adjustments	—	(10)	(10)
Net other comprehensive income (loss)	229	(3)	226
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive (loss) income before reclassifications (1)	(212)	5	(207)
Reclassification adjustments	—	—	—
Net other comprehensive (loss) income	(212)	5	(207)
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive (loss) income before reclassifications (1)	(390)	11	(379)
Reclassification adjustments	1	(9)	(8)
Net other comprehensive (loss) income	(389)	2	(387)
Balance at year-end 2022	$(740)	$11	$(729)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains (losses) of $32 million for 2022, $40 million for 2021, and $(44) million for 2020.
NOTE 14. BUSINESS SEGMENTS
We discuss our operations in the following two operating segments, both of which meet the applicable accounting criteria for separate disclosure as a reportable business segment: (1) United States and Canada (“U.S. & Canada”) and (2) International.
We evaluate the performance of our operating segments using “segment profits/loss” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, merger-related costs, or most above-property restructuring charges. We assign gains and losses, equity in earnings or losses, direct general, administrative, and other expenses, and other restructuring charges to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and vacation ownership licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring, merger-related charges, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.
Our chief operating decision maker monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues
The following table presents our revenues disaggregated by segment and major revenue stream for the last three fiscal years:

	2022			2021			2020
($ in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$2,486	$917	$3,403	$1,580	$568	$2,148	$914	$338	$1,252
Contract investment amortization	(60)	(29)	(89)	(55)	(20)	(75)	(108)	(24)	(132)
Net fee revenues	2,426	888	3,314	1,525	548	2,073	806	314	1,120
Owned, leased, and other revenue	479	801	1,280	282	467	749	198	317	515
Cost reimbursement revenue	12,848	1,797	14,645	8,549	1,239	9,788	6,901	966	7,867
Total reportable segment revenue	$15,753	$3,486	$19,239	$10,356	$2,254	$12,610	$7,905	$1,597	$9,502
Unallocated corporate and other			1,534			1,247			1,069
Total revenue			$20,773			$13,857			$10,571
Revenues attributed to operations located outside the U.S. were $4,032 million in 2022, $2,615 million in 2021, and $1,910 million in 2020, including cost reimbursement revenue outside the U.S. of $2,231 million in 2022, $1,553 million in 2021, and $1,247 million in 2020.
Segment Profits and Losses

($ in millions)	2022	2021	2020
U.S. & Canada (1)	$2,446	$1,394	$198
International (2)	794	258	(222)
Unallocated corporate and other	251	(80)	(24)
Interest expense, net of interest income	(377)	(392)	(418)
(Provision) benefit for income taxes	(756)	(81)	199
Net income (loss)	$2,358	$1,099	$(267)
(1)    Includes cost reimbursements, net of $134 million in 2022, $51 million in 2021, and $(80) million in 2020.
(2)    Includes cost reimbursements, net of $49 million in 2022, $14 million in 2021, and $(55) million in 2020.
Segment profits (losses) attributed to operations located outside the U.S. were $898 million in 2022, $297 million in 2021, and $(198) million in 2020, including cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) outside the U.S. of $67 million in 2022, $14 million in 2021, and $(62) million in 2020.
Depreciation, Amortization, and Other

($ in millions)	2022	2021	2020
U.S. & Canada	$81	$92	$209
International	85	106	113
Unallocated corporate and other	27	22	24
	$193	$220	$346
Capital Expenditures

($ in millions)	2022	2021	2020
U.S. & Canada	$24	$13	$12
International	17	12	17
Unallocated corporate and other	291	158	106
	$332	$183	$135
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

($ in millions)	2022	2021	2020
Cost reimbursement revenue	$104	$104	$107
Reimbursed expenses	(104)	(105)	(110)
Equity in earnings (losses)	18	(24)	(141)
The carrying amount of our equity method investments was $335 million at year-end 2022 and $387 million at year-end 2021. This value exceeded our share of the book value of the investees’ net assets by $238 million at year-end 2022 and $257 million at year-end 2021, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees.
In 2020, we recorded impairment charges of $77 million in the “Equity in earnings (losses)” caption of our Income Statements to reduce the carrying amount of certain investments, primarily due to the impact of COVID-19, most of which we recorded in our U.S. & Canada business segment.
Other Related Parties
We earned management fees of approximately $11 million in 2022, $6 million in 2021, and $3 million in 2020, plus reimbursement of certain expenses, from our operation of properties in which JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, David S. Marriott, and other members of the Marriott family, indirectly holds varying percentages of ownership. We earned gross fee revenues of approximately $4 million in 2022 and $1 million in 2021, plus reimbursement of certain expenses, and no revenues in 2020 from managed and franchised properties in which other members of the Marriott family hold varying interests.
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
We made no changes in internal control over financial reporting during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2023 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers, and Corporate Governance.	We incorporate this information by reference to “Nominees to our Board of Directors,” “Committees of the Board — Audit Committee,” “Transactions with Related Persons,” “Delinquent Section 16(a) Reports,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

Item 11. Executive Compensation.	We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.	We incorporate this information by reference to the “Transactions with Related Persons” and “Director Independence” sections of our Proxy Statement.

Item 14. Principal Accountant Fees and Services.	We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
We include below certain information on our executive officers. This information is as of February 10, 2023, except where indicated.

Name and Title	Age	Business Experience
Anthony G. (Tony) Capuano Chief Executive Officer	57
Tony Capuano was appointed Chief Executive Officer (“CEO”) effective February 21, 2021. Effective February 24, 2023, Mr. Capuano will become President and Chief Executive Officer. Prior to his appointment as CEO, Mr. Capuano was Group President, Global Development, Design and Operations Services, a role he assumed in January 2020. In that role, he was responsible for leading the Company’s global development and design efforts and overseeing the Company’s Global Operations discipline. Mr. Capuano began his Marriott career in 1995 as part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s full-service development efforts in the Western U.S. and Canada. From 2005 to 2008, Mr. Capuano served as Senior Vice President of full-service development for North America. In 2008, his responsibilities expanded to include all of U.S. and Canada and the Caribbean and Latin America, and he became Executive Vice President and Global Chief Development Officer in 2009. Mr. Capuano began his professional career in Laventhol and Horwath’s Boston-based Leisure Time Advisory Group. He then joined Kenneth Leventhal and Company’s hospitality consulting group in Los Angeles, CA. Mr. Capuano earned his bachelor’s degree in Hotel Administration from Cornell University. He is an active member of the Cornell Hotel Society and a member of The Cornell School of Hotel Administration Dean’s Advisory Board, as well as the Business Roundtable, and the American Hotel and Lodging Association’s IREFAC Council. Additionally, Mr. Capuano serves on the Board of Directors of McDonald’s Corporation and Save Venice, a nonprofit organization dedicated to preserving the artistic heritage of Venice, Italy.

Benjamin T. (Ty) Breland Executive Vice President and Chief Human Resources Officer	47
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

William P. (Liam) Brown Group President, United States and Canada	62
Liam Brown was appointed Group President, United States and Canada effective January 1, 2021. Prior to this role, Mr. Brown served as the President and Managing Director of Europe from 2018 to 2019, followed by Group President of Europe, Middle East & Africa in 2020. Mr. Brown joined Marriott in 1989 and served as President for Franchising, Owner Services and Managed by Marriott Select Brands, North America from 2012 to 2018. Other key positions held by Mr. Brown include Chief Operations Officer for the Americas for Select Service & Extended Stay Lodging and Owner & Franchise Services, as well as Senior Vice President and Executive Vice President of Development for Marriott’s Select Service & Extended Stay lodging products. Mr. Brown also serves on the Board of Directors of the American Hotel and Lodging Association. He holds a Hotel Diploma and Business Degree from the Dublin Institute of Technology, Trinity College and earned his Master of Business Administration from the Robert H. Smith School of Management at the University of Maryland.

Name and Title	Age	Business Experience

Felitia O. Lee Controller and Chief Accounting Officer	61
Felitia Lee was appointed Marriott’s Controller and Chief Accounting Officer and principal accounting officer effective August 28, 2020, with responsibility for the accounting operations of the Company including oversight of financial reporting & analysis, accounting policy, general accounting, finance and accounting governance, global finance shared services, and financial contract compliance. Ms. Lee joined Marriott in May 2020, supporting the management of the Company’s accounting operations. Prior to joining Marriott, Ms. Lee was the Senior Vice President and Controller for Kohl’s Corporation, a publicly-traded retailer, since 2018, where she was responsible for financial reporting, Sarbanes-Oxley processes, capital management, tax planning, and compliance. Prior to joining Kohl’s Corporation, Ms. Lee held numerous positions with PepsiCo, Inc., a publicly-traded global food and beverage company, culminating in Vice President and Controller of the Pepsi Beverage Company after the merger of PepsiCo with two of its largest bottlers in 2010. Earlier in her career, Ms. Lee held a variety of financial leadership positions with such organizations as Pilkington, plc and Coopers & Lybrand (an accounting firm now part of PricewaterhouseCoopers). She earned her Bachelor of Science in Accounting from Santa Clara University. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Stephanie C. Linnartz President	54
Stephanie Linnartz was appointed President of Marriott effective February 22, 2021. In her role, she is responsible for developing and executing all aspects of the Company’s global consumer strategy, including brand, marketing, sales, revenue management, customer engagement, technology, emerging businesses, and Marriott Bonvoy, the Company’s loyalty program. In addition, she oversees Marriott’s global development, design, and operations services functions. Before that, Ms. Linnartz was Group President, Consumer Operations, Technology and Emerging Businesses beginning in January 2020. Before assuming her position as Group President, Ms. Linnartz, who began her Marriott career in 1997, served as Global Chief Commercial Officer from 2013 to 2019; Global Officer, Sales and Revenue Management from 2009 to 2013; Senior Vice President, Global Sales from 2008 to 2009; Senior Vice President, Sales and Marketing Planning and Support from 2005 to 2008; and prior to that, various roles in Marriott’s Finance and Business Development Department. She currently serves on the Board of Directors of The Home Depot. She holds a bachelor’s degree in Political Science and Government from the College of the Holy Cross, where she sits on the Board of Trustees, and earned her Master of Business Administration from the College of William and Mary. Ms. Linnartz was appointed President and CEO of Under Armour, Inc. in December 2022 and will leave Marriott effective February 24, 2023.

Kathleen K. (Leeny) Oberg Chief Financial Officer and Executive Vice President, Business Operations	62	Leeny Oberg was appointed Executive Vice President and Chief Financial Officer effective January 1, 2016 and was additionally designated Executive Vice President, Business Operations in October 2021. Previously, Ms. Oberg was the Chief Financial Officer for The Ritz-Carlton since 2013, where she contributed significantly to the brand’s performance, growth, and organizational effectiveness. Prior to assuming that role, Ms. Oberg served in a range of financial leadership positions with Marriott, including Senior Vice President, Corporate and Development Finance and Senior Vice President, International Project Finance and Asset Management for Europe and the Middle East and Africa. Ms. Oberg first joined Marriott as part of its Investor Relations group in 1999. Before joining Marriott, Ms. Oberg held a variety of financial leadership positions with such organizations as Sodexo (previously Sodexo Marriott Services), Sallie Mae, Goldman Sachs, and Chase Manhattan Bank. Ms. Oberg is an active member of the American Hotel and Lodging Association’s IREFAC Council, and she currently serves on the Board of Directors of Adobe Inc. She earned her Bachelor of Science in Commerce, with concentrations in Finance and Management Information Systems from the University of Virginia, McIntire School of Commerce and received her Master of Business Administration from Stanford University Graduate School of Business.

Name and Title	Age	Business Experience
Rena Hozore Reiss Executive Vice President and General Counsel	63
Rena Hozore Reiss was appointed Executive Vice President and General Counsel effective December 4, 2017. Ms. Reiss previously held the position of Executive Vice President, General Counsel and Corporate Secretary at Hyatt Hotels where she led the global legal team and oversaw Hyatt’s risk management team and corporate transactions group. Prior to her position with Hyatt, Ms. Reiss was an attorney in Marriott’s law department from 2000 to 2010 building her career in roles with increasing responsibility, ultimately holding the position of Senior Vice President and Associate General Counsel in which she led Marriott’s managed development efforts in the Americas region. Before joining Marriott, Ms. Reiss was a partner at Counts & Kanne, Chartered, in Washington, D.C. and Associate General Counsel at the Miami Herald Publishing Company. Ms. Reiss serves on the Board of Directors of the American Hotel and Lodging Association and of the Legal Aid Society of the District of Columbia. She earned her A.B. from Princeton University and her J.D. from Harvard Law School.

Craig S. Smith Group President, International	60
Craig Smith was appointed Group President, International effective January 1, 2021. From October 2019 until December 2020, Mr. Smith was Group President and Managing Director of Asia Pacific, and he previously served as President and Managing Director of Asia Pacific since June 2015, assuming the responsibility for the strategic leadership of all operational and development functions spanning the region. Mr. Smith began his career with Marriott in 1988. Before becoming President and Managing Director of Asia Pacific, Mr. Smith served as President of Marriott’s Caribbean and Latin America region from 2013 to 2015. Before moving to the Caribbean and Latin America region in 2013, he was Executive Vice President and Chief Operations Officer for Asia Pacific. He is the son of an American diplomat, and has lived and worked in 13 countries. Mr. Smith is chair of the US-ASEAN Business Council. He is also on the board of the US-India Strategic Partnership Forum (USISPF). He is fluent in Spanish and conversant in Portuguese. Mr. Smith earned a Bachelor of Science from Brigham Young University and a Master of Business Administration from the Rotman School of Management at the University of Toronto. On February 14, 2023, Marriott announced that Mr. Smith will be retiring from the Company, effective February 24, 2023.

Code of Ethics and Business Conduct Guide
The Company has long maintained and enforced a Code of Ethics that applies to all Marriott associates, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer, and to each member of the Board. The Code of Ethics is encompassed in our Business Conduct Guide, which is available in the Investor Relations section of our website (Marriott.com/investor) by clicking on “Governance” and then “Documents & Charters.” We intend to post on that website any future changes or amendments to our Code of Ethics, and any waiver of our Code of Ethics that applies to any of our executive officers or a member of our Board within four business days following the date of the amendment or waiver.
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
(3) EXHIBITS
Any stockholder who wants a copy of the following Exhibits may obtain one from us upon request at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Marriott International, Inc., 7750 Wisconsin Avenue, Department 52/862, Bethesda, MD 20814.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2022 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture, dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year- ended January 1, 1999 (File No. 001-13881).

4.3	Description of Registrant’s Securities.	Exhibit No. 4.3 to our Form 10-K for the fiscal year-ended December 31, 2019 (File No. 001-13881).

10.1	U.S. $4,500,000 Sixth Amended and Restated Credit Agreement dated as of December 14, 2022 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed December 15, 2022 (File No. 001-13881).

10.2.1	License, Services and Development Agreement entered into on November 17, 2011, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.2.2	First Amendment to License, Services, and Development Agreement for Marriott Projects, dated February 26, 2018, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.2.3	Letter of Agreement, effective as of September 1, 2018, among the Company, Marriott Worldwide Corporation, Marriott Rewards, LLC, Starwood Hotels & Resorts Worldwide, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.2 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

10.2.4	Letter of Agreement, effective as of January 1, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.2.4 to our Form 10-K filed February 15, 2022 (File No. 001-13881).

10.2.5	Letter of Agreement, dated as of March 4, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.1 to our Form 10-Q filed May 4, 2022 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.2.6	Amendment to License, Services, and Development Agreement for Marriott Projects, dated May 19, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.1 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

10.3.1	License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.3.2	First Amendment to License, Services, and Development Agreement for Ritz-Carlton Projects, dated February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.4.1	Marriott Bonvoy Affiliation Agreement entered into on November 10, 2021, among the Company, Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc., and the other signatories thereto.	Exhibit No. 10.4.1 to our Form 10-K filed February 15, 2022 (File No. 001-13881).

†10.5	Amended and Restated Side Letter Agreement - Program Affiliation, dated February 26, 2018, among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries.	Exhibit No. 10.5 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

*10.6.1	Marriott International, Inc. Stock and Cash Incentive Plan, as amended through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.6.2	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.6.3	Amendment dated September 23, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.8.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.4	Amendment dated November 10, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.22 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.5	Amendment dated May 5, 2017 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.8.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.6.6	Amendment dated February 15, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7.5 to our Form 10-K filed March 1, 2019 (File No. 001-13881).

*10.6.7	Amendment dated May 10, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.1 to our Form 10-Q filed August 6, 2019 (File No. 001-13881).

*10.6.8	Amendment dated May 8, 2020 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.1 to our Form 10-Q filed August 10, 2020 (File No. 001-13881).

*10.7.1	Marriott International, Inc. Executive Deferred Compensation Plan, amended and restated as of February 11, 2022.	Exhibit No. 10.6.1 to our Form 10-K filed February 15, 2022 (File No. 001-13881).

*10.7.2	First Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective as of October 31, 2022.	Filed with this report.

*10.8.1	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.1 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.8.2	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.2 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.8.3	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit No. 10.4 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.8.4	Form of Non-Employee Director Deferred Fee Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.2 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

*10.8.5	Form of Non-Employee Director Deferred Share Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.3 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

*10.9.1	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit No. 10.12 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.2	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit No. 10.7 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.9.3	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.3 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.9.4	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit No. 10.5 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.9.5	Form of Non-Employee Director Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Pre-May 2022).	Exhibit No. 10.12.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.6	Form of Non-Employee Director Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (May 2022).	Exhibit No. 10.4 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

*10.10.1	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.4 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.10.2	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit No. 10.6 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.11.1	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

*10.11.2	Amendment dated May 5, 2017 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 10.19.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.12	Amendment dated June 29, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 10.20 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.13	Amendment dated September 23, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 10.21 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.14	Aircraft Time Sharing Agreement, effective as of May 3, 2022, between Marriott International Administrative Services, Inc. and Anthony Capuano.	Exhibit No. 10.2 to our Form 10-Q filed May 4, 2022 (File No. 001-13881).

10.15	Amended and Restated Aircraft Time Sharing Agreement, effective as of May 3, 2022, between Marriott International Administrative Services, Inc. and J. Willard Marriott, Jr.	Exhibit No. 10.3 to our Form 10-Q filed May 4, 2022 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.16	Aircraft Time Sharing Agreement, effective as of February 9, 2023, between Marriott International Administrative Services, Inc. and David Marriott.	Filed with this report.

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income (Loss) for the year ended December 31, 2022, December 31, 2021, and December 31, 2020; (ii) the Consolidated Balance Sheets at December 31, 2022, and December 31, 2021; (iii) the Consolidated Statements of Cash Flows for the year ended December 31, 2022, December 31, 2021, and December 31, 2020; (iv) the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2022, December 31, 2021, and December 31, 2020; (v) the Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2022, December 31, 2021, and December 31, 2020; and (vi) Notes to Consolidated Financial Statements.
Submitted electronically with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*    Denotes management contract or compensatory plan.
†    Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 14th day of February 2023.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Anthony G. Capuano
Anthony G. Capuano
Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/Anthony G. Capuano	Chief Executive Officer and Director
Anthony G. Capuano

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Chief Financial Officer and Executive Vice President, Business Operations
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Felitia Lee	Controller and Chief Accounting Officer
Felitia Lee

DIRECTORS:

/s/David S. Marriott	/s/Aylwin B. Lewis
David S. Marriott, Chairman of the Board	Aylwin B. Lewis, Director

/s/Isabella D. Goren	/s/Margaret M. McCarthy
Isabella D. Goren, Director	Margaret M. McCarthy, Director

/s/Deborah Marriott Harrison	/s/George Muñoz
Deborah Marriott Harrison, Director	George Muñoz, Director

/s/Frederick A. Henderson	/s/Horacio D. Rozanski
Frederick A. Henderson, Director	Horacio D. Rozanski, Director

/s/Eric Hippeau	/s/Susan C. Schwab
Eric Hippeau, Director	Susan C. Schwab, Director

/s/Debra L. Lee
Debra L. Lee, Director