Form 10-Q
period 2023-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2023-05-02
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 303,354,157 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 25, 2023.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
REVENUES
Base management fees	$293	$213
Franchise fees	639	500
Incentive management fees	201	102
Gross fee revenues	1,133	815
Contract investment amortization	(21)	(24)
Net fee revenues	1,112	791
Owned, leased, and other revenue	356	262
Cost reimbursement revenue	4,147	3,146
	5,615	4,199
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	281	197
Depreciation, amortization, and other	44	48
General, administrative, and other	202	208
Merger-related charges and other	1	9
Reimbursed expenses	4,136	3,179
	4,664	3,641
OPERATING INCOME	951	558
Gains and other income, net	3	4
Interest expense	(126)	(93)
Interest income	15	5
Equity in earnings	1	2
INCOME BEFORE INCOME TAXES	844	476
Provision for income taxes	(87)	(99)
NET INCOME	$757	$377
EARNINGS PER SHARE
Earnings per share – basic	$2.44	$1.15
Earnings per share – diluted	$2.43	$1.14
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$757	$377
Other comprehensive income
Foreign currency translation adjustments	84	14
Other adjustments, net of tax	(2)	—
Total other comprehensive income, net of tax	82	14
Comprehensive income	$839	$391
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and equivalents	$554	$507
Accounts and notes receivable, net	2,462	2,571
Prepaid expenses and other	248	235
	3,264	3,313
Property and equipment, net	1,595	1,585
Intangible assets
Brands	5,836	5,812
Contract acquisition costs and other	2,996	2,935
Goodwill	8,904	8,872
	17,736	17,619
Equity method investments	334	335
Notes receivable, net	126	152
Deferred tax assets	240	240
Operating lease assets	984	987
Other noncurrent assets	584	584
	$24,863	$24,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$358	$684
Accounts payable	722	746
Accrued payroll and benefits	1,027	1,299
Liability for guest loyalty program	3,381	3,314
Accrued expenses and other	1,481	1,296
	6,969	7,339
Long-term debt	10,299	9,380
Liability for guest loyalty program	3,350	3,280
Deferred tax liabilities	307	313
Deferred revenue	1,063	1,059
Operating lease liabilities	1,024	1,034
Other noncurrent liabilities	1,711	1,842
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,906	5,965
Retained earnings	12,975	12,342
Treasury stock, at cost	(18,099)	(17,015)
Accumulated other comprehensive loss	(647)	(729)
	140	568
	$24,863	$24,815
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES
Net income	$757	$377
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	65	72
Stock-based compensation	37	44
Income taxes	19	61
Liability for guest loyalty program	107	57
Contract acquisition costs	(58)	(26)
Merger-related charges and other	—	7
Working capital changes	(96)	(230)
Other	56	36
Net cash provided by operating activities	887	398
INVESTING ACTIVITIES
Capital and technology expenditures	(95)	(49)
Loan advances	(1)	—
Loan collections	31	7
Other	6	19
Net cash used in investing activities	(59)	(23)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	117	(250)
Issuance of long-term debt	783	—
Repayment of long-term debt	(328)	(401)
Dividends paid	(124)	—
Purchase of treasury stock	(1,135)	—
Stock-based compensation withholding taxes	(72)	(78)
Other	(23)	—
Net cash used in financing activities	(782)	(729)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	46	(354)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	525	1,421
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$571	$1,067
(1)The 2023 amounts include beginning restricted cash of $18 million at December 31, 2022, and ending restricted cash of $17 million at March 31, 2023, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2022 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2023 and December 31, 2022 and the results of our operations and cash flows for the three months ended March 31, 2023 and March 31, 2022. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations, as well as the impact of COVID-19. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2023	March 31, 2022
Computation of Basic Earnings Per Share
Net income	$757	$377
Shares for basic earnings per share	309.6	328.3
Basic earnings per share	$2.44	$1.15
Computation of Diluted Earnings Per Share
Net income	$757	$377
Shares for basic earnings per share	309.6	328.3
Effect of dilutive securities
Stock-based compensation	1.4	1.7
Shares for diluted earnings per share	311.0	330.0
Diluted earnings per share	$2.43	$1.14

NOTE 3. STOCK-BASED COMPENSATION
We granted 1.0 million restricted stock units (“RSUs”) during the 2023 first quarter to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2023 first quarter to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2025 adjusted EBITDA performance and relative total stockholder return over the 2023 to 2025 performance period. RSUs, including PSUs, granted in the 2023 first quarter had a weighted average grant-date fair value of $167 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $33 million in the 2023 first quarter and $42 million in the 2022 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $315 million at March 31, 2023 and $179 million at December 31, 2022.
NOTE 4. INCOME TAXES
Our effective tax rate decreased to 10.3 percent for the 2023 first quarter compared to 20.7 percent for the 2022 first quarter, primarily due to the current year release of tax reserves.
Our unrecognized tax benefit balance decreased by $99 million to $156 million at March 31, 2023 from $255 million at December 31, 2022, primarily due to the completion of a prior year tax audit. Our unrecognized tax benefit balance included $145 million at March 31, 2023 and $241 million at December 31, 2022 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of March 31, 2023, we have settled all issues for tax years through 2019. Our 2020 through 2023 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $68 million in the 2023 first quarter and $38 million in the 2022 first quarter.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at March 31, 2023 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$60	$6
Operating profit	182	98
Other	18	4
	$260	$108
Our maximum potential guarantees listed in the preceding table include $58 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.

Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at March 31, 2023 and December 31, 2022.
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The District Court granted in part and denied in part class certification of various U.S. groups of consumers, and our appeal of this decision is pending in the U.S. Court of Appeals for the Fourth Circuit. A case brought by the City of Chicago (which is consolidated in the MDL proceeding) also remains pending. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
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

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of March 31, 2023 and year-end 2022:

(in millions)	March 31, 2023	December 31, 2022
Senior Notes:
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	$348	$348
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	747	747
Series U Notes, interest rate of 3.1%, face amount of $291, matured February 15, 2023 (effective interest rate of 3.1%)	—	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	324	324
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	289	289
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	446	446
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	350	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	298
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	535	531
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	597	596
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	988	988
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	987	987
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,091	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	694
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	985	984
Series KK Notes, interest rate of 4.9%, face amount of $800, maturing April 15, 2029 (effective interest rate of 5.3%)	783	—
Commercial paper	1,002	871
Credit Facility	—	—
Finance lease obligations	137	139
Other	56	92
	$10,657	$10,064
Less current portion	(358)	(684)
	$10,299	$9,380
We paid cash for interest, net of amounts capitalized, of $15 million in the 2023 first quarter and $29 million in the 2022 first quarter.
In March 2023, we issued $800 million aggregate principal amount of 4.9 percent Series KK Notes due April 15, 2029 (the “Series KK Notes”). We will pay interest on the Series KK Notes in April and October of each year, commencing in October 2023. We received net proceeds of approximately $783 million from the offering of the Series KK Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.

We are party to a $4.5 billion multicurrency revolving credit agreement (the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
NOTE 7. ACQUISITION
On May 1, 2023, we completed the acquisition of the City Express brand portfolio from Hoteles City Express, S.A.B. de C.V. for $100 million. As a result of the transaction, we added approximately 150 properties located in Mexico, Costa Rica, Colombia, and Chile to our franchise portfolio.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$126	$118	$152	$142
Total noncurrent financial assets	$126	$118	$152	$142

Senior Notes	$(9,112)	$(8,646)	$(8,322)	$(7,627)
Commercial paper	(1,002)	(1,002)	(871)	(871)
Other long-term debt	(56)	(49)	(56)	(49)
Other noncurrent liabilities	(387)	(387)	(394)	(394)
Total noncurrent financial liabilities	$(10,557)	$(10,084)	$(9,643)	$(8,941)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2022 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2023 first quarter and 2022 first quarter:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2022	$(740)	$11	$(729)
Other comprehensive income (loss) before reclassifications (1)	84	(3)	81
Reclassification adjustments	—	1	1
Net other comprehensive income (loss)	84	(2)	82
Balance at March 31, 2023	$(656)	$9	$(647)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive income before reclassifications (1)	14	—	14
Reclassification adjustments	—	—	—
Net other comprehensive income	14	—	14
Balance at March 31, 2022	$(337)	$9	$(328)
(1)Other comprehensive income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in losses of $12 million for the 2023 first quarter and gains of $12 million for the 2022 first quarter.
The following tables detail the changes in common shares outstanding and stockholders’ equity for the 2023 first quarter and 2022 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.6	Balance at year-end 2022	$568	$5	$5,965	$12,342	$(17,015)	$(729)
—	Net income	757	—	—	757	—	—
—	Other comprehensive income	82	—	—	—	—	82
—	Dividends ($0.40 per share)	(124)	—	—	(124)	—	—
0.9	Stock-based compensation plans	(34)	—	(59)	—	25	—
(6.8)	Purchase of treasury stock	(1,109)	—	—	—	(1,109)	—
304.7	Balance at March 31, 2023	$140	$5	$5,906	$12,975	$(18,099)	$(647)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
326.3	Balance at year-end 2021	$1,414	$5	$5,892	$10,305	$(14,446)	$(342)
—	Net income	377	—	—	377	—	—
—	Other comprehensive income	14	—	—	—	—	14
1.0	Stock-based compensation plans	(33)	—	(61)	—	28	—
327.3	Balance at March 31, 2022	$1,772	$5	$5,831	$10,682	$(14,418)	$(328)
NOTE 10. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $137 million, to $6,731 million at March 31, 2023, from $6,594 million at December 31, 2022, primarily reflecting an increase in points earned by members. This includes a $30 million reclassification from deferred revenue to the liability for guest loyalty program primarily due to points that were earned during the period by members using our U.S.-issued co-branded credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $745 million of revenue recognized in the 2023 first quarter, that was deferred as of December 31, 2022. The current portion of our liability for guest loyalty program increased compared to December 31, 2022, due to higher estimated redemptions in the short-term.
Our allowance for credit losses was $194 million at March 31, 2023 and $191 million at December 31, 2022.
NOTE 11. BUSINESS SEGMENTS
We discuss our operations in the following two operating segments, both of which meet the applicable accounting criteria for separate disclosure as a reportable business segment: (1) U.S. & Canada and (2) International.
We evaluate the performance of our operating segments using “segment profits” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs. We assign gains and losses, equity in earnings or losses, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and vacation ownership licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, merger-related charges and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.
Our chief operating decision maker monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues
The following table presents our revenues disaggregated by segment and major revenue stream for the 2023 first quarter and 2022 first quarter:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$672	$291	$963	$489	$177	$666
Contract investment amortization	(16)	(5)	(21)	(14)	(10)	(24)
Net fee revenues	656	286	942	475	167	642
Owned, leased, and other revenue	117	214	331	92	153	245
Cost reimbursement revenue	3,505	508	4,013	2,704	355	3,059
Total reportable segment revenue	$4,278	$1,008	$5,286	$3,271	$675	$3,946
Unallocated corporate and other			329			253
Total revenue			$5,615			$4,199

Segment Profits

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022
U.S. & Canada	$657	$454
International	252	131
Unallocated corporate and other	46	(21)
Interest expense, net of interest income	(111)	(88)
Provision for income taxes	(87)	(99)
Net income	$757	$377
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to future demand trends and expectations; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending expectations; our expectations regarding future dividends and share repurchases; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), Part II, Item 1A of this report, and other factors we describe from time to time in our periodic filings with the SEC.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, timeshare, and other lodging properties under 31 brand names, including our newly added brand, City Express by Marriott™. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: (1) U.S. & Canada and (2) International.
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
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2022 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption.
Business Trends
We saw strong global RevPAR improvement during the 2023 first quarter compared to the same period in 2022. For the 2023 first quarter, worldwide RevPAR increased 34.3 percent compared to the 2022 first quarter, reflecting ADR growth of 11.3 percent and occupancy improvement of 11.2 percentage points. The increase in

RevPAR was driven by improvement in all customer segments, including robust leisure demand as well as strengthening group and business transient demand as compared to the 2022 first quarter.
In the U.S. & Canada, RevPAR increased 25.6 percent in the 2023 first quarter compared to the 2022 first quarter, due to ADR growth of 10.1 percent and occupancy improvement of 8.2 percentage points. The improvement in RevPAR reflected strong demand in many markets within the U.S. & Canada, as compared to the 2022 first quarter, which was negatively impacted by the COVID-19 Omicron variant.
Internationally, RevPAR improved 63.1 percent in the 2023 first quarter compared to the 2022 first quarter, due to occupancy improvement of 18.3 percentage points and ADR growth of 16.4 percent. The improvement in RevPAR was driven by strengthening demand, especially from cross-border guests, and meaningful growth in ADR in all regions, as compared to the 2022 first quarter, which in various geographic markets was heavily impacted by COVID-19 and government-imposed travel restrictions. The lifting of travel restrictions throughout Asia Pacific, particularly in Greater China, significantly boosted 2023 first quarter demand in that region.
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
System Growth and Pipeline
At the end of the 2023 first quarter, our system had 8,353 properties (1,534,072 rooms), compared to 8,288 properties (1,525,407 rooms) at year-end 2022 and 8,048 properties (1,487,681 rooms) at the end of the 2022 first quarter. The increase compared to year-end 2022 reflected gross additions of 79 properties (11,015 rooms) and deletions of 14 properties (2,351 rooms). Approximately 53 percent of our 2023 first quarter gross room additions were located outside U.S. & Canada, and 25 percent were conversions from competitor brands.
At the end of the 2023 first quarter, we had approximately 502,000 hotel rooms in our development pipeline, which includes roughly 200,000 hotel rooms under construction and more than 21,000 hotel rooms approved for development but not yet under signed contracts. Over half of the rooms in our development pipeline are outside U.S. & Canada.
We currently expect full-year 2023 total gross rooms growth of approximately 5.5 percent and net rooms growth of 4.0 to 4.5 percent.

Properties and Rooms
At March 31, 2023, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	627	214,699	5,172	742,406	14	4,656	67	7,158	5,880	968,919
International	1,366	346,498	926	181,819	38	9,209	49	4,733	2,379	542,259
Timeshare	—	—	93	22,745	—	—	—	—	93	22,745
Yacht	—	—	1	149	—	—	—	—	1	149
Total	1,993	561,197	6,192	947,119	52	13,865	116	11,891	8,353	1,534,072
Lodging Statistics
The following table presents RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended March 31, 2023 and Change vs. Three Months Ended March 31, 2022
	RevPAR		Occupancy			Average Daily Rate
	2023	vs. 2022	2023	vs. 2022		2023	vs. 2022
Comparable Company-Operated Properties
U.S. & Canada	$169.53	31.3%	66.0%	12.0%	pts.	$256.81	7.5%
Greater China	$81.68	77.8%	64.0%	23.5%	pts.	$127.63	12.6%
Asia Pacific excluding China	$116.36	116.2%	68.0%	24.2%	pts.	$171.21	39.3%
Caribbean & Latin America	$195.21	41.4%	66.1%	10.5%	pts.	$295.22	19.0%
Europe	$126.48	67.2%	60.8%	18.8%	pts.	$208.12	15.4%
Middle East & Africa	$140.62	17.0%	70.0%	3.8%	pts.	$200.79	10.6%
International - All (1)	$115.77	61.3%	65.8%	18.6%	pts.	$175.90	15.6%
Worldwide (2)	$139.84	43.5%	65.9%	15.6%	pts.	$212.19	9.5%
Comparable Systemwide Properties
U.S. & Canada	$119.74	25.6%	65.9%	8.2%	pts.	$181.61	10.1%
Greater China	$76.06	78.3%	62.9%	23.3%	pts.	$120.98	12.2%
Asia Pacific excluding China	$114.64	112.8%	67.4%	23.1%	pts.	$170.20	39.9%
Caribbean & Latin America	$165.67	40.9%	67.4%	11.7%	pts.	$245.80	16.4%
Europe	$98.61	75.6%	57.2%	19.5%	pts.	$172.32	15.8%
Middle East & Africa	$129.77	19.1%	68.2%	4.0%	pts.	$190.18	12.0%
International - All (1)	$108.80	63.1%	63.9%	18.3%	pts.	$170.39	16.4%
Worldwide (2)	$116.45	34.3%	65.3%	11.2%	pts.	$178.31	11.3%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our consolidated results in the 2023 first quarter improved significantly compared to the 2022 first quarter due to the continued recovery in lodging demand from the impacts of COVID-19. The discussion below presents an additional analysis of our consolidated results of operations for the 2023 first quarter compared to the 2022 first quarter.

Fee Revenues

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022	Change 2023 vs. 2022
Base management fees	$293	$213	$80	38%
Franchise fees	639	500	139	28%
Incentive management fees	201	102	99	97%
Gross fee revenues	1,133	815	318	39%
Contract investment amortization	(21)	(24)	3	13%
Net fee revenues	$1,112	$791	$321	41%
The increase in base management fees in the 2023 first quarter primarily reflected higher RevPAR.
The increase in franchise fees in the 2023 first quarter primarily reflected higher RevPAR, higher co-branded credit card fees ($21 million), and unit growth ($18 million).
The increase in incentive management fees in the 2023 first quarter primarily reflected higher profits at certain managed hotels.
Owned, Leased, and Other

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022	Change 2023 vs. 2022
Owned, leased, and other revenue	$356	$262	$94	36%
Owned, leased, and other - direct expenses	281	197	84	43%
Owned, leased, and other, net	$75	$65	$10	15%
Owned, leased, and other revenue, net of direct expenses, increased in the 2023 first quarter primarily due to stronger results at our owned and leased properties, partially offset by $29 million of subsidies received for certain of our leased hotels in the 2022 first quarter under German government COVID-19 assistance programs.
Cost Reimbursements

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022	Change 2023 vs. 2022
Cost reimbursement revenue	$4,147	$3,146	$1,001	32%
Reimbursed expenses	4,136	3,179	957	30%
Cost reimbursements, net	$11	$(33)	$44	133%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The increase in cost reimbursements, net in the 2023 first quarter primarily reflected Loyalty Program activity, primarily due to higher program revenues, as well as higher revenues, net of expenses, for our centralized programs and services.

Other Operating Expenses

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022	Change 2023 vs. 2022
Depreciation, amortization, and other	$44	$48	$(4)	(8)%
General, administrative, and other	202	208	(6)	(3)%
Merger-related charges and other	1	9	(8)	(89)%
Non-Operating Income (Expense)

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022	Change 2023 vs. 2022
Gains and other income, net	$3	$4	$(1)	(25)%
Interest expense	(126)	(93)	(33)	(35)%
Interest income	15	5	10	200%
Equity in earnings	1	2	(1)	(50)%
Interest expense increased in the 2023 first quarter, primarily due to higher average debt balances driven by Senior Notes issuances.
Income Taxes

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022	Change 2023 vs. 2022
Provision for income taxes	$(87)	$(99)	$12	12%
Provision for income taxes decreased by $12 million in the 2023 first quarter, primarily due to the current year release of tax reserves ($103 million), which was mostly due to the completion of a prior year tax audit, partially offset by the increase in operating income ($86 million).
BUSINESS SEGMENTS
Our segment results in the 2023 first quarter improved significantly compared to the 2022 first quarter due to the continued recovery in lodging demand from the impacts of COVID-19. The following discussion presents an additional analysis of the operating results of our reportable business segments for the 2023 first quarter compared to the 2022 first quarter.

	Three Months Ended
(in millions)	March 31, 2023	March 31, 2022	Change 2023 vs. 2022
U.S. & Canada
Segment revenues	$4,278	$3,271	$1,007	31%
Segment profit	657	454	203	45%
International
Segment revenues	1,008	675	333	49%
Segment profit	252	131	121	92%

	Properties				Rooms
	March 31, 2023	March 31, 2022	vs. March 31, 2022		March 31, 2023	March 31, 2022	vs. March 31, 2022
U.S. & Canada	5,880	5,752	128	2%	968,919	951,731	17,188	2%
International	2,379	2,204	175	8%	542,259	513,249	29,010	6%

U.S. & Canada
U.S. & Canada 2023 first quarter segment profit increased, primarily due to $183 million of higher gross fee revenues. The increase in gross fee revenues primarily reflected higher comparable systemwide RevPAR driven by increases in both ADR and occupancy, higher profits at certain managed hotels, and unit growth.
International
International 2023 first quarter segment profit increased, primarily due to $114 million of higher gross fee revenues, partially offset by $11 million of lower owned, leased, and other revenue, net of direct expenses.
The increase in gross fee revenues primarily reflected higher profits at certain managed hotels and higher comparable systemwide RevPAR driven by increases in both occupancy and ADR in all regions, partially offset by net unfavorable foreign exchange rates.
The decrease in owned, leased, and other revenue, net of direct expenses primarily reflected subsidies received for certain of our leased hotels in the 2022 first quarter under German government COVID-19 assistance programs, partially offset by stronger results at owned and leased properties.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2023 first quarter, our long-term debt had a weighted average interest rate of 4.2 percent and a weighted average maturity of approximately 5.8 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2023 first quarter.
Sources of Liquidity
Our Credit Facility
We are party to a $4.5 billion multicurrency revolving credit agreement (the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
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
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $571 million at March 31, 2023, an increase of $46 million from year-end 2022, primarily due to net cash provided by operating activities ($887 million), Senior Notes issuances, net of repayments ($493 million), and commercial paper issuances, net of repayments ($117 million), partially offset by share repurchases ($1,135 million), dividends paid ($124 million), capital and technology expenditures ($95 million), and financing outflows for employee stock-based compensation withholding taxes ($72 million).
Net cash provided by operating activities increased by $489 million in the 2023 first quarter compared to the 2022 first quarter, primarily due to higher net income (adjusted for non-cash items) and working capital changes driven by accounts receivable timing. Cash inflow from our Loyalty Program in 2020 included $920 million of cash received from the prepayment of certain future revenues under the 2020 amendments to our existing U.S.-issued co-branded credit card agreements, which reduced in both the 2023 first quarter and 2022 first quarter, and will in the future reduce, the amount of cash we receive from these card issuers. We expect such reductions to end by year-end 2023.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2023 first quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $95 million in the 2023 first quarter and $49 million in the 2022 first quarter. We expect capital expenditures and other investments will total approximately $850 million to $1 billion for the 2023 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $250 million for maintenance capital spending). This estimate also includes $100 million of investment spending related to the City Express brand acquisition discussed in Note 7, which closed on May 1, 2023.
Share Repurchases and Dividends
We repurchased 6.8 million shares of our common stock for $1.1 billion in the 2023 first quarter. Year-to-date through April 28, 2023, we repurchased 8.2 million shares for $1.4 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
On February 10, 2023, our Board of Directors declared a quarterly cash dividend of $0.40 per share, which was paid on March 31, 2023 to stockholders of record on February 24, 2023.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2023 first quarter, there have been no material changes to our cash requirements as disclosed in our 2022 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At March 31, 2023, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $326 million, of which $84 million is payable within the next 12 months from March 31, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2022 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2022 Form 10-K for more information on our exposure to market risk.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2023 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks that make an investment in our securities risky. You should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our 2022 Form 10-K. There are no material changes to the risk factors discussed in our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sale of Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	2.5	$161.23	2.5	23.1
February 1, 2023 - February 28, 2023	0.1	$171.11	0.1	23.0
March 1, 2023 - March 31, 2023	4.2	$163.68	4.2	18.8
(1)On February 28, 2019, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. In addition, on November 10, 2022, we announced that our Board of Directors further increased our common stock repurchase authorization by 25 million shares. As of March 31, 2023, 18.8 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2022 (File No. 001-13881).

*10.1	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2023)	Filed with this report.

*10.2	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2023)	Filed with this report.

*10.3	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2023)	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
May 2, 2023

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)