Form 10-Q
period 2023-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2023-08-01
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 298,239,583 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 25, 2023.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
REVENUES
Base management fees	$318	$269	$611	$482
Franchise fees	739	669	1,378	1,169
Incentive management fees	193	135	394	237
Gross fee revenues	1,250	1,073	2,383	1,888
Contract investment amortization	(22)	(19)	(43)	(43)
Net fee revenues	1,228	1,054	2,340	1,845
Owned, leased, and other revenue	390	364	746	626
Cost reimbursement revenue	4,457	3,920	8,604	7,066
	6,075	5,338	11,690	9,537
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	287	281	568	478
Depreciation, amortization, and other	48	49	92	97
General, administrative, and other	240	231	442	439
Merger-related charges and other	38	—	39	9
Reimbursed expenses	4,366	3,827	8,502	7,006
	4,979	4,388	9,643	8,029
OPERATING INCOME	1,096	950	2,047	1,508
Gains and other income, net	2	2	5	6
Interest expense	(140)	(95)	(266)	(188)
Interest income	(1)	6	14	11
Equity in earnings	7	15	8	17
INCOME BEFORE INCOME TAXES	964	878	1,808	1,354
Provision for income taxes	(238)	(200)	(325)	(299)
NET INCOME	$726	$678	$1,483	$1,055
EARNINGS PER SHARE
Earnings per share – basic	$2.39	$2.06	$4.84	$3.21
Earnings per share – diluted	$2.38	$2.06	$4.81	$3.20
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$726	$678	$1,483	$1,055
Other comprehensive income (loss)
Foreign currency translation adjustments	(77)	(327)	7	(313)
Other adjustments, net of tax	8	4	6	4
Total other comprehensive income (loss), net of tax	(69)	(323)	13	(309)
Comprehensive income	$657	$355	$1,496	$746
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and equivalents	$563	$507
Accounts and notes receivable, net	2,565	2,571
Prepaid expenses and other	316	235
	3,444	3,313
Property and equipment, net	1,560	1,585
Intangible assets
Brands	5,878	5,812
Contract acquisition costs and other	3,117	2,935
Goodwill	8,850	8,872
	17,845	17,619
Equity method investments	311	335
Notes receivable, net	140	152
Deferred tax assets	240	240
Operating lease assets	965	987
Other noncurrent assets	582	584
	$25,087	$24,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$894	$684
Accounts payable	670	746
Accrued payroll and benefits	1,092	1,299
Liability for guest loyalty program	3,372	3,314
Accrued expenses and other	1,492	1,296
	7,520	7,339
Long-term debt	10,403	9,380
Liability for guest loyalty program	3,413	3,280
Deferred tax liabilities	285	313
Deferred revenue	1,039	1,059
Operating lease liabilities	999	1,034
Other noncurrent liabilities	1,652	1,842
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,952	5,965
Retained earnings	13,544	12,342
Treasury stock, at cost	(19,009)	(17,015)
Accumulated other comprehensive loss	(716)	(729)
	(224)	568
	$25,087	$24,815
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES
Net income	$1,483	$1,055
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	135	140
Stock-based compensation	93	96
Income taxes	(80)	174
Liability for guest loyalty program	131	44
Contract acquisition costs	(105)	(51)
Merger-related charges and other	32	6
Working capital changes	(215)	(379)
Other	64	(37)
Net cash provided by operating activities	1,538	1,048
INVESTING ACTIVITIES
Capital and technology expenditures	(194)	(119)
Asset acquisition	(102)	—
Loan advances	(17)	(3)
Loan collections	33	9
Other	37	22
Net cash used in investing activities	(243)	(91)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	736	(750)
Issuance of long-term debt	783	—
Repayment of long-term debt	(330)	(576)
Dividends paid	(281)	(98)
Purchase of treasury stock	(2,046)	(300)
Stock-based compensation withholding taxes	(79)	(87)
Other	(24)	—
Net cash used in financing activities	(1,241)	(1,811)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	54	(854)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	525	1,421
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$579	$567
(1)The 2023 amounts include beginning restricted cash of $18 million at December 31, 2022, and ending restricted cash of $16 million at June 30, 2023, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2023 and December 31, 2022, the results of our operations for the three and six months ended June 30, 2023 and June 30, 2022, and cash flows for the six months ended June 30, 2023 and June 30, 2022. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Computation of Basic Earnings Per Share
Net income	$726	$678	$1,483	$1,055
Shares for basic earnings per share	303.6	328.2	306.6	328.3
Basic earnings per share	$2.39	$2.06	$4.84	$3.21
Computation of Diluted Earnings Per Share
Net income	$726	$678	$1,483	$1,055
Shares for basic earnings per share	303.6	328.2	306.6	328.3
Effect of dilutive securities
Stock-based compensation	1.4	1.3	1.4	1.5
Shares for diluted earnings per share	305.0	329.5	308.0	329.8
Diluted earnings per share	$2.38	$2.06	$4.81	$3.20

NOTE 3. STOCK-BASED COMPENSATION
We granted 1.0 million restricted stock units (“RSUs”) during the 2023 first half to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2023 first half to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2025 adjusted EBITDA performance and relative total stockholder return over the 2023 to 2025 performance period. RSUs, including PSUs, granted in the 2023 first half had a weighted average grant-date fair value of $166 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $49 million in the 2023 second quarter, $49 million in the 2022 second quarter, $82 million in the 2023 first half, and $91 million in the 2022 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $267 million at June 30, 2023 and $179 million at December 31, 2022.
NOTE 4. INCOME TAXES
Our effective tax rate increased to 24.7 percent for the 2023 second quarter compared to 22.8 percent for the 2022 second quarter, primarily due to a shift in earnings to jurisdictions with higher tax rates.
Our effective tax rate decreased to 18.0 percent for the 2023 first half compared to 22.1 percent for the 2022 first half, primarily due to the current year release of tax reserves, partially offset by the shift in earnings to jurisdictions with higher tax rates.
Our unrecognized tax benefit balance decreased by $98 million to $157 million at June 30, 2023 from $255 million at December 31, 2022, primarily due to the completion of a prior year tax audit. Our unrecognized tax benefit balance included $146 million at June 30, 2023 and $241 million at December 31, 2022 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of June 30, 2023, we have settled all issues for tax years through 2019. Our 2020 through 2023 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $406 million in the 2023 first half and $125 million in the 2022 first half.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at June 30, 2023 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$57	$6
Operating profit	174	91
Other	18	4
	$249	$101

Our maximum potential guarantees listed in the preceding table include $58 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at June 30, 2023 and December 31, 2022.
Starwood Data Security Incident
Description of Event
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). Working with leading security experts, we determined that there was unauthorized access to the Starwood network since 2014 and that an unauthorized party had copied information from the Starwood reservations database and taken steps towards removing it. We discontinued use of the Starwood reservations database for business operations at the end of 2018.
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
In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Although some of these matters have been resolved or no longer appear to be active, some remain open. We are in discussions with the Attorney General offices from 49 states and the District of Columbia and the Federal Trade Commission. Based on the ongoing discussions, we believe it is probable that we will incur losses, and as of June 30, 2023, we have an accrual for an estimated loss contingency, which is not material to our Financial Statements.
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

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of June 30, 2023 and year-end 2022:

(in millions)	June 30, 2023	December 31, 2022
Senior Notes:
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	$348	$348
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	747	747
Series U Notes, interest rate of 3.1%, face amount of $291, matured February 15, 2023 (effective interest rate of 3.1%)	—	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	323	324
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	289	289
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	446	446
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	350	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	298
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	536	531
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	597	596
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	989	988
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	987	987
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,091	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	694
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	986	984
Series KK Notes, interest rate of 4.9%, face amount of $800, maturing April 15, 2029 (effective interest rate of 5.3%)	784	—
Commercial paper	1,641	871
Credit Facility	—	—
Finance lease obligations	135	139
Other	56	92
	$11,297	$10,064
Less current portion	(894)	(684)
	$10,403	$9,380
We paid cash for interest, net of amounts capitalized, of $196 million in the 2023 first half and $179 million in the 2022 first half.
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
NOTE 7. ACQUISITION
On May 1, 2023, we completed the acquisition of the City Express brand portfolio from Hoteles City Express, S.A.B. de C.V. for $100 million. As a result of the transaction, we added 149 properties located in Mexico, Costa Rica, Colombia, and Chile to our franchise portfolio. We accounted for the transaction as an asset acquisition and allocated the cost of the acquisition, including direct and incremental transaction costs, to an indefinite-lived brand asset of approximately $85 million and franchise contract assets, with a weighted-average term of 20 years, totaling $21 million.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$140	$131	$152	$142
Total noncurrent financial assets	$140	$131	$152	$142

Senior Notes	$(8,579)	$(7,991)	$(8,322)	$(7,627)
Commercial paper	(1,641)	(1,641)	(871)	(871)
Other long-term debt	(56)	(49)	(56)	(49)
Other noncurrent liabilities	(381)	(381)	(394)	(394)
Total noncurrent financial liabilities	$(10,657)	$(10,062)	$(9,643)	$(8,941)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2022 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2023 first half and 2022 first half:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2022	$(740)	$11	$(729)
Other comprehensive income before reclassifications (1)	7	4	11
Reclassification adjustments	—	2	2
Net other comprehensive income	7	6	13
Balance at June 30, 2023	$(733)	$17	$(716)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive (loss) income before reclassifications (1)	(313)	5	(308)
Reclassification adjustments	—	(1)	(1)
Net other comprehensive (loss) income	(313)	4	(309)
Balance at June 30, 2022	$(664)	$13	$(651)
(1)Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in losses of $14 million for the 2023 first half and gains of $44 million for the 2022 first half.
The following tables detail the changes in common shares outstanding and stockholders’ equity for the 2023 first half and 2022 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.6	Balance at year-end 2022	$568	$5	$5,965	$12,342	$(17,015)	$(729)
—	Net income	757	—	—	757	—	—
—	Other comprehensive income	82	—	—	—	—	82
—	Dividends ($0.40 per share)	(124)	—	—	(124)	—	—
0.9	Stock-based compensation plans	(34)	—	(59)	—	25	—
(6.8)	Purchase of treasury stock	(1,109)	—	—	—	(1,109)	—
304.7	Balance at March 31, 2023	$140	$5	$5,906	$12,975	$(18,099)	$(647)
—	Net income	726	—	—	726	—	—
—	Other comprehensive loss	(69)	—	—	—	—	(69)
—	Dividends ($0.52 per share)	(157)	—	—	(157)	—	—
0.1	Stock-based compensation plans	48	—	46	—	2	—
(5.2)	Purchase of treasury stock	(912)	—	—	—	(912)	—
299.6	Balance at June 30, 2023	$(224)	$5	$5,952	$13,544	$(19,009)	$(716)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
326.3	Balance at year-end 2021	$1,414	$5	$5,892	$10,305	$(14,446)	$(342)
—	Net income	377	—	—	377	—	—
—	Other comprehensive income	14	—	—	—	—	14
1.0	Stock-based compensation plans	(33)	—	(61)	—	28	—
327.3	Balance at March 31, 2022	$1,772	$5	$5,831	$10,682	$(14,418)	$(328)
—	Net income	678	—	—	678	—	—
—	Other comprehensive loss	(323)	—	—	—	—	(323)
—	Dividends ($0.30 per share)	(98)	—	—	(98)	—	—
—	Stock-based compensation plans	43	—	41	—	2	—
(1.9)	Purchase of treasury stock	(300)	—	—	—	(300)	—
325.4	Balance at June 30, 2022	$1,772	$5	$5,872	$11,262	$(14,716)	$(651)
NOTE 10. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $191 million, to $6,785 million at June 30, 2023, from $6,594 million at December 31, 2022, primarily reflecting an increase in points earned by members. This includes a $61 million reclassification from deferred revenue to the liability for guest loyalty program primarily due to points that were earned during the period by members using our U.S.-issued co-branded credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $1,572 million of revenue recognized in the 2023 first half, that was deferred as of December 31, 2022.
Our current and noncurrent deferred revenue decreased by $48 million, to $1,283 million at June 30, 2023, from $1,331 million at December 31, 2022, primarily as a result of $148 million of revenue recognized in the 2023 first half that was deferred as of December 31, 2022, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss above. The decrease was partially offset by revenue deferred in the 2023 first half related to our co-branded credit cards, gift cards, certain centralized programs and services fees, and franchise application and relicensing fees.
Our allowance for credit losses decreased to $187 million at June 30, 2023 from $191 million at December 31, 2022.
NOTE 11. BUSINESS SEGMENTS
We discuss our operations in the following two operating segments, both of which meet the applicable accounting criteria for separate disclosure as a reportable business segment: (1) U.S. & Canada and (2) International.
We evaluate the performance of our operating segments using “segment profits,” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related costs. We assign gains and losses, equity in earnings or losses, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and vacation ownership licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, merger-related charges and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments.
Our chief operating decision maker monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2023 second quarter, 2022 second quarter, 2023 first half, and 2022 first half:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$751	$314	$1,065	$683	$212	$895
Contract investment amortization	(17)	(5)	(22)	(15)	(4)	(19)
Net fee revenues	734	309	1,043	668	208	876
Owned, leased, and other revenue	116	242	358	124	217	341
Cost reimbursement revenue	3,652	573	4,225	3,325	450	3,775
Total reportable segment revenue	$4,502	$1,124	$5,626	$4,117	$875	$4,992
Unallocated corporate and other			449			346
Total revenue			$6,075			$5,338

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$1,423	$605	$2,028	$1,172	$389	$1,561
Contract investment amortization	(33)	(10)	(43)	(29)	(14)	(43)
Net fee revenues	1,390	595	1,985	1,143	375	1,518
Owned, leased, and other revenue	233	456	689	216	370	586
Cost reimbursement revenue	7,157	1,081	8,238	6,029	805	6,834
Total reportable segment revenue	$8,780	$2,132	$10,912	$7,388	$1,550	$8,938
Unallocated corporate and other			778			599
Total revenue			$11,690			$9,537

Segment Profits

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
U.S. & Canada	$756	$727	$1,413	$1,181
International	295	210	547	341
Unallocated corporate and other	54	30	100	9
Interest expense, net of interest income	(141)	(89)	(252)	(177)
Provision for income taxes	(238)	(200)	(325)	(299)
Net income	$726	$678	$1,483	$1,055
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
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, timeshare, and other lodging properties under 31 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: (1) U.S. & Canada and (2) International.
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
Business Trends
We saw strong global RevPAR improvement during the 2023 second quarter and 2023 first half compared to the same periods in 2022. For the 2023 second quarter, worldwide RevPAR increased 13.5 percent compared to the 2022 second quarter, reflecting ADR growth of 6.0 percent and occupancy improvement of 4.7 percentage points. For the 2023 first half, worldwide RevPAR increased 22.4 percent compared to the 2022 first half, reflecting ADR growth of 8.1 percent and occupancy improvement of 8.0 percentage points. The increases in RevPAR were driven by improvement in all customer segments, including robust leisure demand as well as strengthening group and business transient demand as compared to the same periods in 2022.
In the U.S. & Canada, RevPAR improved 6.0 percent in the 2023 second quarter compared to the 2022 second quarter, driven by ADR growth of 4.1 percent and occupancy improvement of 1.3 percentage points. While demand continued to be strong in the 2023 second quarter, year over year demand began to normalize. In the 2023 first half, U.S. & Canada RevPAR improved 14.3 percent compared to the 2022 first half due to strong demand and an improvement in ADR in many markets.

Internationally, RevPAR improved 39.1 percent in the 2023 second quarter and 49.5 percent in the 2023 first half compared to the same periods in 2022. The improvement in RevPAR was driven by strengthening demand and meaningful growth in ADR in all regions, as compared to the same periods in 2022, which in various geographic markets were impacted by COVID-19 and government-imposed travel restrictions. The lifting of travel restrictions throughout Asia Pacific, particularly in Greater China, significantly boosted 2023 second quarter and 2023 first half demand in that region.
Our business is subject to the effects of changes in global and regional economic conditions and these conditions can change rapidly. We continue to monitor economic conditions, and although we are not currently seeing signs of a slowdown in lodging demand in most markets, the lodging booking window is short and trends can change quickly.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). We discontinued use of the Starwood reservations database for business operations at the end of 2018.
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
System Growth and Pipeline
At the end of the 2023 second quarter, our system had 8,590 properties (1,565,258 rooms), compared to 8,288 properties (1,525,407 rooms) at year-end 2022 and 8,120 properties (1,500,744 rooms) at the end of the 2022 second quarter. The increase compared to year-end 2022 reflected gross additions of 333 properties (44,112 rooms), including 149 properties (17,300 rooms) from the City Express acquisition, and deletions of 31 properties (4,346 rooms). Our 2023 first half gross room additions included approximately 34,300 rooms located outside U.S. & Canada and approximately 5,600 rooms converted from competitor brands.
At the end of the 2023 second quarter, we had nearly 547,000 hotel rooms in our development pipeline, which includes roughly 31,500 hotel rooms approved for development but not yet under signed contracts. More than 240,000 hotel rooms in the pipeline, including approximately 37,000 rooms from the exclusive, long-term strategic licensing agreement with MGM Resorts International that we announced in July 2023, were under construction as of the end of the second quarter. Over half of the rooms in our development pipeline are outside U.S. & Canada.
We currently expect full-year 2023 net rooms growth of approximately 6.4 to 6.7 percent, including an anticipated 2.4 percent increase as a result of the expected addition of rooms to our system in the 2023 fourth quarter under our agreement with MGM Resorts International discussed above.

Properties and Rooms
At June 30, 2023, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	632	216,276	5,192	744,050	14	4,656	68	7,199	5,906	972,181
International	1,384	351,187	1,117	204,600	38	9,209	51	5,187	2,590	570,183
Timeshare	—	—	93	22,745	—	—	—	—	93	22,745
Yacht	—	—	1	149	—	—	—	—	1	149
Total	2,016	567,463	6,403	971,544	52	13,865	119	12,386	8,590	1,565,258
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended June 30, 2023 and Change vs. Three Months Ended June 30, 2022
	RevPAR		Occupancy			Average Daily Rate
	2023	vs. 2022	2023	vs. 2022		2023	vs. 2022
Comparable Company-Operated Properties
U.S. & Canada	$183.42	5.2%	72.7%	1.2%	pts.	$252.26	3.4%
Greater China	$90.90	124.5%	69.5%	27.9%	pts.	$130.86	34.3%
Asia Pacific excluding China	$109.48	45.1%	67.0%	9.7%	pts.	$163.43	24.1%
Caribbean & Latin America	$160.93	10.1%	62.8%	2.1%	pts.	$256.25	6.4%
Europe	$205.13	24.2%	75.0%	5.8%	pts.	$273.43	14.5%
Middle East & Africa	$116.06	20.0%	63.8%	4.2%	pts.	$182.05	12.2%
International - All (1)	$121.50	43.8%	68.2%	14.1%	pts.	$178.06	14.0%
Worldwide (2)	$148.66	19.9%	70.2%	8.5%	pts.	$211.77	5.5%
Comparable Systemwide Properties
U.S. & Canada	$137.93	6.0%	73.6%	1.3%	pts.	$187.44	4.1%
Greater China	$84.99	125.2%	68.5%	28.5%	pts.	$124.03	31.5%
Asia Pacific excluding China	$111.21	47.6%	67.3%	9.3%	pts.	$165.20	27.1%
Caribbean & Latin America	$138.71	11.9%	63.3%	1.6%	pts.	$218.98	9.0%
Europe	$161.98	24.5%	73.8%	6.9%	pts.	$219.59	12.8%
Middle East & Africa	$109.70	22.6%	63.0%	3.9%	pts.	$174.24	15.0%
International - All (1)	$119.21	39.1%	68.2%	12.4%	pts.	$174.91	13.7%
Worldwide (2)	$132.17	13.5%	71.9%	4.7%	pts.	$183.79	6.0%

	Six Months Ended June 30, 2023 and Change vs. Six Months Ended June 30, 2022
	RevPAR		Occupancy			Average Daily Rate
	2023	vs. 2022	2023	vs. 2022		2023	vs. 2022
Comparable Company-Operated Properties
U.S. & Canada	$176.19	16.3%	69.4%	6.6%	pts.	$253.92	5.3%
Greater China	$87.42	100.1%	67.1%	25.9%	pts.	$130.35	22.8%
Asia Pacific excluding China	$113.94	73.2%	67.5%	16.9%	pts.	$168.81	29.9%
Caribbean & Latin America	$178.07	25.3%	64.6%	6.2%	pts.	$275.87	13.1%
Europe	$166.09	37.4%	68.0%	12.3%	pts.	$244.08	12.5%
Middle East & Africa	$128.26	18.3%	66.9%	4.0%	pts.	$191.80	11.3%
International - All (1)	$118.74	51.9%	67.1%	16.5%	pts.	$176.87	14.5%
Worldwide (2)	$143.96	30.4%	68.1%	12.2%	pts.	$211.32	7.2%
Comparable Systemwide Properties
U.S. & Canada	$128.91	14.3%	69.8%	4.7%	pts.	$184.64	6.5%
Greater China	$81.68	100.6%	66.0%	26.1%	pts.	$123.72	21.3%
Asia Pacific excluding China	$113.64	73.5%	67.4%	16.2%	pts.	$168.73	31.9%
Caribbean & Latin America	$152.12	26.0%	65.4%	6.6%	pts.	$232.60	13.2%
Europe	$130.71	39.8%	65.6%	13.2%	pts.	$199.11	11.7%
Middle East & Africa	$119.67	20.7%	65.6%	4.0%	pts.	$182.48	13.4%
International - All (1)	$114.17	49.5%	66.1%	15.4%	pts.	$172.71	14.6%
Worldwide (2)	$124.38	22.4%	68.7%	8.0%	pts.	$181.11	8.1%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our consolidated results in the 2023 second quarter and 2023 first half improved significantly compared to the 2022 second quarter and 2022 first half due to the continued recovery in lodging demand from the impacts of COVID-19. The discussion below presents an additional analysis of our consolidated results of operations for the 2023 second quarter compared to the 2022 second quarter and for the 2023 first half compared to the 2022 first half.
Fee Revenues

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change 2023 vs. 2022		June 30, 2023	June 30, 2022	Change 2023 vs. 2022
Base management fees	$318	$269	$49	18%	$611	$482	$129	27%
Franchise fees	739	669	70	10%	1,378	1,169	209	18%
Incentive management fees	193	135	58	43%	394	237	157	66%
Gross fee revenues	1,250	1,073	177	16%	2,383	1,888	495	26%
Contract investment amortization	(22)	(19)	(3)	(16)%	(43)	(43)	—	—%
Net fee revenues	$1,228	$1,054	$174	17%	$2,340	$1,845	$495	27%
The increases in base management fees in the 2023 second quarter and 2023 first half primarily reflected higher RevPAR.
The increases in franchise fees in the 2023 second quarter and 2023 first half primarily reflected higher RevPAR, unit growth ($25 million and $43 million, respectively), and higher co-branded credit card fees ($7 million and $27 million, respectively).
The increases in incentive management fees in the 2023 second quarter and 2023 first half primarily reflected higher profits at many managed hotels.

Owned, Leased, and Other

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change 2023 vs. 2022		June 30, 2023	June 30, 2022	Change 2023 vs. 2022
Owned, leased, and other revenue	$390	$364	$26	7%	$746	$626	$120	19%
Owned, leased, and other - direct expenses	287	281	6	2%	568	478	90	19%
Owned, leased, and other, net	$103	$83	$20	24%	$178	$148	$30	20%
Owned, leased, and other revenue, net of direct expenses, increased in the 2023 second quarter primarily due to stronger results at our owned and leased properties.
Owned, leased, and other revenue, net of direct expenses, increased in the 2023 first half primarily due to stronger results at our owned and leased properties, partially offset by $29 million of subsidies received for certain of our leased hotels in the 2022 first half under German government COVID-19 assistance programs.
Cost Reimbursements

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change 2023 vs. 2022		June 30, 2023	June 30, 2022	Change 2023 vs. 2022
Cost reimbursement revenue	$4,457	$3,920	$537	14%	$8,604	$7,066	$1,538	22%
Reimbursed expenses	4,366	3,827	539	14%	8,502	7,006	1,496	21%
Cost reimbursements, net	$91	$93	$(2)	(2)%	$102	$60	$42	70%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The decrease in cost reimbursements, net in the 2023 second quarter primarily reflected higher expenses related to our insurance program and lower revenues, net of expenses, for our centralized programs and services, partially offset by Loyalty Program activity, primarily due to higher program revenues.
The increase in cost reimbursements, net in the 2023 first half primarily reflected Loyalty Program activity, primarily due to higher program revenues, and higher revenues, net of expenses, for our centralized programs and services, partially offset by higher expenses related to our insurance program.
Other Operating Expenses

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change 2023 vs. 2022		June 30, 2023	June 30, 2022	Change 2023 vs. 2022
Depreciation, amortization, and other	$48	$49	$(1)	(2)%	$92	$97	$(5)	(5)%
General, administrative, and other	240	231	9	4%	442	439	3	1%
Merger-related charges and other	38	—	38	nm*	39	9	30	333%
* Percentage change is not meaningful.
Merger-related charges and other expenses increased in the 2023 second quarter and the 2023 first half primarily due to the Data Security Incident discussed in Note 5.

Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change 2023 vs. 2022		June 30, 2023	June 30, 2022	Change 2023 vs. 2022
Gains and other income, net	$2	$2	$—	—%	$5	$6	$(1)	(17)%
Interest expense	(140)	(95)	(45)	(47)%	(266)	(188)	(78)	(41)%
Interest income	(1)	6	(7)	(117)%	14	11	3	27%
Equity in earnings	7	15	(8)	(53)%	8	17	(9)	(53)%
Interest expense increased in the 2023 second quarter and 2023 first half primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($19 million and $29 million, respectively) and higher average borrowings and interest rates related to our commercial paper and Credit Facility program ($17 million and $29 million, respectively).
Equity in earnings decreased in the 2023 second quarter and 2023 first half primarily due to gains recorded in the prior year on the sale of properties held by equity method investees ($13 million and $21 million, respectively).
Income Taxes

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change 2023 vs. 2022		June 30, 2023	June 30, 2022	Change 2023 vs. 2022
Provision for income taxes	$(238)	$(200)	$(38)	(19)%	$(325)	$(299)	$(26)	(9)%
Provision for income taxes increased by $38 million in the 2023 second quarter primarily due to the increase in operating income ($24 million) and a shift in earnings to jurisdictions with higher tax rates ($7 million).
Provision for income taxes increased by $26 million in the 2023 first half primarily due to the increase in operating income ($110 million) and a shift in earnings to jurisdictions with higher tax rates ($15 million), partially offset by the current year release of tax reserves ($103 million), which was mostly due to the completion of a prior year tax audit.
BUSINESS SEGMENTS
Our segment results in the 2023 second quarter and 2023 first half improved significantly compared to the 2022 second quarter and 2022 first half due to the continued recovery in lodging demand from the impacts of COVID-19. The following discussion presents an additional analysis of the operating results of our reportable business segments for the 2023 second quarter compared to the 2022 second quarter and for the 2023 first half compared to the 2022 first half.

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2023	June 30, 2022	Change 2023 vs. 2022		June 30, 2023	June 30, 2022	Change 2023 vs. 2022
U.S. & Canada
Segment revenues	$4,502	$4,117	$385	9%	$8,780	$7,388	$1,392	19%
Segment profit	756	727	29	4%	1,413	1,181	232	20%
International
Segment revenues	1,124	875	249	28%	2,132	1,550	$582	38%
Segment profit	295	210	85	40%	547	341	206	60%

	Properties				Rooms
	June 30, 2023	June 30, 2022	vs. June 30, 2022		June 30, 2023	June 30, 2022	vs. June 30, 2022
U.S. & Canada	5,906	5,790	116	2%	972,181	958,025	14,156	1%
International	2,590	2,238	352	16%	570,183	520,018	50,165	10%

U.S. & Canada
Second Quarter
U.S. & Canada 2023 second quarter segment profit increased primarily due to:
•$68 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy, as well as unit growth;
partially offset by:
•$40 million of lower cost reimbursement revenue, net of reimbursed expenses.
First Half
U.S. & Canada 2023 first half segment profit increased primarily due to:
•$251 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy, higher profits at certain managed hotels, and unit growth; and
•$25 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at our owned and leased properties;
partially offset by:
•$36 million of lower cost reimbursement revenue, net of reimbursed expenses.
International
Second Quarter
International 2023 second quarter segment profit increased primarily due to:
•$102 million of higher gross fee revenues, primarily reflecting higher profits at certain managed hotels and higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions;
partially offset by:
•$15 million of lower cost reimbursement revenue, net of reimbursed expenses.
First Half
International 2023 first half segment profit increased primarily due to:
•$216 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions, higher profits at certain managed hotels, and unit growth, partially offset by net unfavorable foreign exchange rates; and
•$13 million of lower general, administrative, and other expenses, primarily reflecting a lower provision for credit losses;
partially offset by:
•$20 million of lower cost reimbursement revenue, net of reimbursed expenses; and
•$10 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting subsidies received for certain of our leased hotels in the 2022 first half under German government COVID-19 assistance programs, partially offset by stronger results at our owned and leased properties.

LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2023 second quarter, our long-term debt had a weighted average interest rate of 4.3 percent and a weighted average maturity of approximately 5.5 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at the end of the 2023 second quarter.
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
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $579 million at June 30, 2023, an increase of $54 million from year-end 2022, primarily due to net cash provided by operating activities ($1,538 million), commercial paper borrowings ($736 million), and Senior Notes issuances, net of repayments ($493 million), partially offset by share repurchases ($2,046 million), dividends paid ($281 million), capital and technology expenditures ($194 million), the City Express asset acquisition ($102 million), and financing outflows for employee stock-based compensation withholding taxes ($79 million).
Net cash provided by operating activities increased by $490 million in the 2023 first half compared to the 2022 first half, primarily due to higher net income (adjusted for non-cash items) and working capital changes driven by accounts receivable timing, partially offset by higher cash paid for income taxes. Cash inflow from our Loyalty Program in 2020 included $920 million of cash received from the prepayment of certain future revenues under the 2020 amendments to our existing U.S.-issued co-branded credit card agreements, which reduced in both the 2023 first half and 2022 first half, and will in the future reduce, the amount of cash we receive from these card issuers. We expect such reductions to end by year-end 2023.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2023 second quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $194 million in the 2023 first half and $119 million in the 2022 first half. We expect capital expenditures and other investments will total approximately $900 million to $1 billion for the 2023 full year, including capital and technology expenditures, the completed City Express acquisition, loan advances, contract acquisition costs, and other investing activities (including approximately $200 million for maintenance capital spending). This estimate also includes higher than typical spending on our worldwide technology systems, which is overwhelmingly expected to be reimbursed over time.
Share Repurchases and Dividends
We repurchased 5.2 million shares of our common stock for $903 million in the 2023 second quarter. Year-to-date through July 28, 2023, we repurchased 13.6 million shares for $2.3 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2023 to date: (1) $0.40 per share declared on February 10, 2023 and paid on March 31, 2023 to stockholders of record on February 24, 2023; and (2) $0.52 per share declared on May 12, 2023 and paid on June 30, 2023 to stockholders of record on May 26, 2023.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2023 second quarter, there have been no material changes to our cash requirements as disclosed in our 2022 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At June 30, 2023, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $245 million, of which $111 million is payable within the next 12 months from June 30, 2023.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2023 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 - April 30, 2023	1.5	$167.80	1.5	17.3
May 1, 2023 - May 31, 2023	1.5	$172.15	1.5	15.8
June 1, 2023 - June 30, 2023	2.2	$176.93	2.2	13.6
(1)On November 10, 2022, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of June 30, 2023, 13.6 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2023 second quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.(ii) to our Form 8-K filed February 14, 2022 (File No. 001-13881).

*10.1	2023 Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.1 to our Form 8-K filed May 16, 2023 (File No. 001-13881).

*10.2	Form of Non-Employee Director Deferred Share Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (June 2023).	Filed with this report.

*10.3	Form of Non-Employee Director Deferred Fee Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (June 2023).	Filed with this report.

*10.4	Form of Non-Employee Director Stock Appreciation Right Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (June 2023).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*     Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
August 1, 2023

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)