Form 10-Q
period 2023-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2023-11-02
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 293,691,348 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 26, 2023.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
REVENUES
Base management fees	$306	$275	$917	$757
Franchise fees	748	678	2,126	1,847
Incentive management fees	143	106	537	343
Gross fee revenues	1,197	1,059	3,580	2,947
Contract investment amortization	(23)	(22)	(66)	(65)
Net fee revenues	1,174	1,037	3,514	2,882
Owned, leased, and other revenue	363	345	1,109	971
Cost reimbursement revenue	4,391	3,931	12,995	10,997
	5,928	5,313	17,618	14,850
OPERATING COSTS AND EXPENSES
Owned, leased, and other-direct	293	301	861	779
Depreciation, amortization, and other	46	50	138	147
General, administrative, and other	239	216	681	655
Merger-related charges and other	13	2	52	11
Reimbursed expenses	4,238	3,786	12,740	10,792
	4,829	4,355	14,472	12,384
OPERATING INCOME	1,099	958	3,146	2,466
Gains and other income, net	28	3	33	9
Interest expense	(146)	(100)	(412)	(288)
Interest income	7	7	21	18
Equity in earnings	1	1	9	18
INCOME BEFORE INCOME TAXES	989	869	2,797	2,223
Provision for income taxes	(237)	(239)	(562)	(538)
NET INCOME	$752	$630	$2,235	$1,685
EARNINGS PER SHARE
Earnings per share – basic	$2.52	$1.94	$7.36	$5.15
Earnings per share – diluted	$2.51	$1.94	$7.32	$5.13
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$752	$630	$2,235	$1,685
Other comprehensive income (loss)
Foreign currency translation adjustments	(139)	(340)	(132)	(653)
Other adjustments, net of tax	6	1	12	5
Total other comprehensive income (loss), net of tax	(133)	(339)	(120)	(648)
Comprehensive income	$619	$291	$2,115	$1,037
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and equivalents	$717	$507
Accounts and notes receivable, net	2,703	2,571
Prepaid expenses and other	262	235
	3,682	3,313
Property and equipment, net	1,572	1,585
Intangible assets
Brands	5,832	5,812
Contract acquisition costs and other	3,161	2,935
Goodwill	8,795	8,872
	17,788	17,619
Equity method investments	311	335
Notes receivable, net	159	152
Deferred tax assets	240	240
Operating lease assets	937	987
Other noncurrent assets	578	584
	$25,267	$24,815
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$898	$684
Accounts payable	696	746
Accrued payroll and benefits	1,229	1,299
Liability for guest loyalty program	3,367	3,314
Accrued expenses and other	1,487	1,296
	7,677	7,339
Long-term debt	10,870	9,380
Liability for guest loyalty program	3,427	3,280
Deferred tax liabilities	359	313
Deferred revenue	1,007	1,059
Operating lease liabilities	966	1,034
Other noncurrent liabilities	1,622	1,842
Stockholders’ equity
Class A Common Stock	5	5
Additional paid-in-capital	5,996	5,965
Retained earnings	14,142	12,342
Treasury stock, at cost	(19,955)	(17,015)
Accumulated other comprehensive loss	(849)	(729)
	(661)	568
	$25,267	$24,815
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES
Net income	$2,235	$1,685
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	204	212
Stock-based compensation	147	144
Income taxes	(107)	197
Liability for guest loyalty program	109	(17)
Contract acquisition costs	(134)	(92)
Merger-related charges and other	42	(1)
Working capital changes	(141)	(225)
Other	64	19
Net cash provided by operating activities	2,419	1,922
INVESTING ACTIVITIES
Capital and technology expenditures	(318)	(192)
Asset acquisition	(102)	—
Dispositions	61	—
Loan advances	(77)	(10)
Loan collections	35	12
Other	38	53
Net cash used in investing activities	(363)	(137)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	100	(1,050)
Issuance of long-term debt	1,918	983
Repayment of long-term debt	(332)	(578)
Issuance of Class A Common Stock	29	—
Dividends paid	(435)	(195)
Purchase of treasury stock	(2,988)	(1,235)
Stock-based compensation withholding taxes	(105)	(88)
Other	(25)	25
Net cash used in financing activities	(1,838)	(2,138)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	218	(353)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	525	1,421
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$743	$1,068
(1)The 2023 amounts include beginning restricted cash of $18 million at December 31, 2022, and ending restricted cash of $26 million at September 30, 2023, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2023 and December 31, 2022, the results of our operations for the three and nine months ended September 30, 2023 and September 30, 2022, and cash flows for the nine months ended September 30, 2023 and September 30, 2022. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Computation of Basic Earnings Per Share
Net income	$752	$630	$2,235	$1,685
Shares for basic earnings per share	298.6	324.5	303.9	327.0
Basic earnings per share	$2.52	$1.94	$7.36	$5.15
Computation of Diluted Earnings Per Share
Net income	$752	$630	$2,235	$1,685
Shares for basic earnings per share	298.6	324.5	303.9	327.0
Effect of dilutive securities
Stock-based compensation	1.5	1.2	1.4	1.4
Shares for diluted earnings per share	300.1	325.7	305.3	328.4
Diluted earnings per share	$2.51	$1.94	$7.32	$5.13

NOTE 3. STOCK-BASED COMPENSATION
We granted 1.0 million restricted stock units (“RSUs”) during the 2023 first three quarters to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2023 first three quarters to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2025 adjusted EBITDA performance and relative total stockholder return over the 2023 to 2025 performance period. RSUs, including PSUs, granted in the 2023 first three quarters had a weighted average grant-date fair value of $167 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $47 million in the 2023 third quarter compared to $45 million in the 2022 third quarter, and $129 million in the 2023 first three quarters compared to $136 million in the 2022 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $217 million at September 30, 2023 and $179 million at December 31, 2022.
NOTE 4. INCOME TAXES
Our effective tax rate decreased to 23.9 percent for the 2023 third quarter compared to 27.5 percent for the 2022 third quarter, primarily due to the prior year expense from the completion of tax audits and the increase in tax deductions from stock-based compensation, partially offset by the shift in earnings to jurisdictions with higher tax rates.
Our effective tax rate decreased to 20.1 percent for the 2023 first three quarters compared to 24.2 percent for the 2022 first three quarters, primarily due to the current year release of tax reserves and the prior year expense from the completion of tax audits, partially offset by the shift in earnings to jurisdictions with higher tax rates.
Our unrecognized tax benefit balance decreased by $101 million to $154 million at September 30, 2023 from $255 million at December 31, 2022, primarily due to the completion of a prior year tax audit. Our unrecognized tax benefit balance included $143 million at September 30, 2023 and $241 million at December 31, 2022 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service (“IRS”) has examined our federal income tax returns, and as of September 30, 2023, we have settled all issues for tax years through 2019. Our 2020 through 2023 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
We paid cash for income taxes, net of refunds, of $669 million in the 2023 first three quarters and $341 million in the 2022 first three quarters.

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at September 30, 2023 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$57	$6
Operating profit	146	79
Other	18	4
	$221	$89
Our maximum potential guarantees listed in the preceding table include $41 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. If the owner exercises the put option, the closing is expected to occur in the 2024 fourth quarter, and we have the option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash. We account for the put option as a guarantee, and our recorded liability was $300 million at September 30, 2023 and December 31, 2022.
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The District Court granted in part and denied in part class certification of various U.S. groups of consumers. In August 2023, the U.S. Court of Appeals for the Fourth Circuit vacated the District Court’s class certification decision because the District Court failed to first consider the effect of a class-action waiver signed by all putative class members. The Fourth Circuit remanded for further proceedings consistent with its opinion. A case brought by the City of Chicago (which is consolidated in the MDL proceeding) also remains pending. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.

In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Although some of these matters have been resolved or no longer appear to be active, some remain open. We are in discussions with the Attorney General offices from 49 states and the District of Columbia and the Federal Trade Commission. Based on the ongoing discussions, we believe it is probable that we will incur losses, and as of September 30, 2023, we have an accrual for an estimated loss contingency, which is not material to our Financial Statements.
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

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of September 30, 2023 and year-end 2022:

(in millions)	September 30, 2023	December 31, 2022
Senior Notes:
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	$348	$348
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	747	747
Series U Notes, interest rate of 3.1%, face amount of $291, matured February 15, 2023 (effective interest rate of 3.1%)	—	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	322	324
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	289	289
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	446	446
Series Z Notes, interest rate of 4.2%, face amount of $350, maturing December 1, 2023 (effective interest rate of 4.4%)	350	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	298
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	540	531
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	598	596
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	989	988
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	988	987
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,091	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	694
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	986	984
Series KK Notes, interest rate of 4.9%, face amount of $800, maturing April 15, 2029 (effective interest rate of 5.3%)	785	—
Series LL Notes, interest rate of 5.5%, face amount of $450, maturing September 15, 2026 (effective interest rate of 5.9%)	444	—
Series MM Notes, interest rate of 5.6%, face amount of $700, maturing October 15, 2028 (effective interest rate of 5.9%)	691	—
Commercial paper	973	871
Credit Facility	—	—
Finance lease obligations	133	139
Other	56	92
	$11,768	$10,064
Less current portion	(898)	(684)
	$10,870	$9,380
We paid cash for interest, net of amounts capitalized, of $266 million in the 2023 first three quarters and $203 million in the 2022 first three quarters.
In September 2023, we issued $450 million aggregate principal amount of 5.45 percent Series LL Notes due September 15, 2026 (the “Series LL Notes”) and $700 million aggregate principal amount of 5.55 percent Series MM Notes due October 15, 2028 (the “Series MM Notes”). We will pay interest on the Series LL Notes in March and September of each year, commencing in March 2024, and we will pay interest on the Series MM Notes in April and October of each year, commencing in April 2024. We received net proceeds of approximately $1.135 billion from the offering of the Series LL Notes and Series MM Notes, after deducting the underwriting discount and estimated expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.

In March 2023, we issued $800 million aggregate principal amount of 4.90 percent Series KK Notes due April 15, 2029 (the “Series KK Notes”). We pay interest on the Series KK Notes in April and October of each year, commencing in October 2023. We received net proceeds of approximately $783 million from the offering of the Series KK Notes, after deducting the underwriting discount and expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
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
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior, mezzanine, and other loans	$159	$147	$152	$142
Total noncurrent financial assets	$159	$147	$152	$142

Senior Notes	$(9,716)	$(8,920)	$(8,322)	$(7,627)
Commercial paper	(973)	(973)	(871)	(871)
Other long-term debt	(56)	(50)	(56)	(49)
Other noncurrent liabilities	(371)	(371)	(394)	(394)
Total noncurrent financial liabilities	$(11,116)	$(10,314)	$(9,643)	$(8,941)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2022 Form 10-K for more information on the input levels we use in determining fair value.

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2023 first three quarters and 2022 first three quarters:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2022	$(740)	$11	$(729)
Other comprehensive (loss) income before reclassifications (1)	(129)	11	(118)
Reclassification adjustments	(3)	1	(2)
Net other comprehensive (loss) income	(132)	12	(120)
Balance at September 30, 2023	$(872)	$23	$(849)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive (loss) income before reclassifications (1)	(653)	9	(644)
Reclassification adjustments	—	(4)	(4)
Net other comprehensive (loss) income	(653)	5	(648)
Balance at September 30, 2022	$(1,004)	$14	$(990)
(1)Other comprehensive loss before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in losses of $1 million for the 2023 first three quarters and gains of $76 million for the 2022 first three quarters.
The following tables detail the changes in common shares outstanding and stockholders’ equity for the 2023 first three quarters and 2022 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.6	Balance at year-end 2022	$568	$5	$5,965	$12,342	$(17,015)	$(729)
—	Net income	757	—	—	757	—	—
—	Other comprehensive income	82	—	—	—	—	82
—	Dividends ($0.40 per share)	(124)	—	—	(124)	—	—
0.9	Stock-based compensation plans	(34)	—	(59)	—	25	—
(6.8)	Purchase of treasury stock	(1,109)	—	—	—	(1,109)	—
304.7	Balance at March 31, 2023	$140	$5	$5,906	$12,975	$(18,099)	$(647)
—	Net income	726	—	—	726	—	—
—	Other comprehensive loss	(69)	—	—	—	—	(69)
—	Dividends ($0.52 per share)	(157)	—	—	(157)	—	—
0.1	Stock-based compensation plans	48	—	46	—	2	—
(5.2)	Purchase of treasury stock	(912)	—	—	—	(912)	—
299.6	Balance at June 30, 2023	$(224)	$5	$5,952	$13,544	$(19,009)	$(716)
—	Net income	752	—	—	752	—	—
—	Other comprehensive loss	(133)	—	—	—	—	(133)
—	Dividends ($0.52 per share)	(154)	—	—	(154)	—	—
0.4	Stock-based compensation plans	56	—	44	—	12	—
(4.8)	Purchase of treasury stock	(958)	—	—	—	(958)	—
295.2	Balance at September 30, 2023	$(661)	$5	$5,996	$14,142	$(19,955)	$(849)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
326.3	Balance at year-end 2021	$1,414	$5	$5,892	$10,305	$(14,446)	$(342)
—	Net income	377	—	—	377	—	—
—	Other comprehensive income	14	—	—	—	—	14
1.0	Stock-based compensation plans	(33)	—	(61)	—	28	—
327.3	Balance at March 31, 2022	$1,772	$5	$5,831	$10,682	$(14,418)	$(328)
—	Net income	678	—	—	678	—	—
—	Other comprehensive loss	(323)	—	—	—	—	(323)
—	Dividends ($0.30 per share)	(98)	—	—	(98)	—	—
—	Stock-based compensation plans	43	—	41	—	2	—
(1.9)	Purchase of treasury stock	(300)	—	—	—	(300)	—
325.4	Balance at June 30, 2022	$1,772	$5	$5,872	$11,262	$(14,716)	$(651)
—	Net income	630		—	630	—	—
—	Other comprehensive loss	(339)	—	—	—	—	(339)
—	Dividends ($0.30 per share)	(97)	—	—	(97)	—	—
0.1	Stock-based compensation plans	47	—	47	—	—	—
(6.2)	Purchase of treasury stock	(950)	—	—	—	(950)	—
319.3	Balance at September 30, 2022	$1,063	$5	$5,919	$11,795	$(15,666)	$(990)
NOTE 10. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $200 million, to $6,794 million at September 30, 2023, from $6,594 million at December 31, 2022, primarily reflecting an increase in points earned by members. This includes a $91 million reclassification from deferred revenue to the liability for guest loyalty program primarily due to points that were earned during the period by members using our U.S.-issued co-branded credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $2,325 million of revenue recognized in the 2023 first three quarters, that was deferred as of December 31, 2022.
Our current and noncurrent deferred revenue decreased by $113 million, to $1,218 million at September 30, 2023, from $1,331 million at December 31, 2022, primarily as a result of $213 million of revenue recognized in the 2023 first three quarters that was deferred as of December 31, 2022, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss above. The decrease was partially offset by revenue deferred in the 2023 first three quarters related to our co-branded credit cards, gift cards, franchise application and relicensing fees, and certain centralized programs and services fees.
Our allowance for credit losses decreased to $189 million at September 30, 2023 from $191 million at December 31, 2022.
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

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2023 third quarter, 2022 third quarter, 2023 first three quarters, and 2022 first three quarters:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$690	$319	$1,009	$649	$241	$890
Contract investment amortization	(16)	(6)	(22)	(16)	(6)	(22)
Net fee revenues	674	313	987	633	235	868
Owned, leased, and other revenue	94	235	329	114	205	319
Cost reimbursement revenue	3,565	577	4,142	3,253	468	3,721
Total reportable segment revenue	$4,333	$1,125	$5,458	$4,000	$908	$4,908
Unallocated corporate and other			470			405
Total revenue			$5,928			$5,313

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$2,113	$924	$3,037	$1,821	$630	$2,451
Contract investment amortization	(49)	(16)	(65)	(45)	(20)	(65)
Net fee revenues	2,064	908	2,972	1,776	610	2,386
Owned, leased, and other revenue	327	691	1,018	330	575	905
Cost reimbursement revenue	10,722	1,658	12,380	9,282	1,273	10,555
Total reportable segment revenue	$13,113	$3,257	$16,370	$11,388	$2,458	$13,846
Unallocated corporate and other			1,248			1,004
Total revenue			$17,618			$14,850

Segment Profits

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
U.S. & Canada	$707	$652	$2,120	$1,833
International	318	227	865	568
Unallocated corporate and other	103	83	203	92
Interest expense, net of interest income	(139)	(93)	(391)	(270)
Provision for income taxes	(237)	(239)	(562)	(538)
Net income	$752	$630	$2,235	$1,685
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
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, timeshare, and other lodging properties under more than 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: (1) U.S. & Canada and (2) International.
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
Business Trends
We saw strong global RevPAR improvement during the 2023 third quarter and 2023 first three quarters compared to the same periods in 2022. For the 2023 third quarter, worldwide RevPAR increased 8.8 percent compared to the 2022 third quarter, reflecting ADR growth of 4.1 percent and occupancy improvement of 3.2 percentage points. For the 2023 first three quarters, worldwide RevPAR increased 17.5 percent compared to the 2022 first three quarters, reflecting ADR growth of 6.7 percent and occupancy improvement of 6.4 percentage points. The increases in RevPAR were driven by improvement in all customer segments, including robust leisure demand as well as strengthening group and business transient demand as compared to the same periods in 2022.
In the U.S. & Canada, RevPAR improved 4.3 percent in the 2023 third quarter compared to the 2022 third quarter, driven by ADR growth of 2.7 percent and occupancy improvement of 1.1 percentage points. In the 2023 first three quarters, U.S. & Canada RevPAR improved 10.8 percent compared to the 2022 first three quarters, driven by ADR growth of 5.2 percent and occupancy improvement of 3.5 percentage points. While demand continued to be strong in the 2023 third quarter, the year-over-year growth in RevPAR continued to stabilize.
Internationally, RevPAR improved 21.8 percent in the 2023 third quarter and 38.7 percent in the 2023 first three quarters compared to the same periods in 2022. The improvement in RevPAR compared to 2022 was driven by strengthening demand, particularly in Greater China and Asia Pacific excluding China, where various geographic markets were impacted by COVID-19 and government-imposed travel restrictions during the 2022 comparable periods.
Our business is subject to the effects of changes in global and regional economic, geopolitical and other conditions and these conditions can change rapidly. We continue to monitor these conditions, and although we are not currently seeing signs of a slowdown in lodging demand in most markets, the lodging booking window is short and trends can change quickly.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). We discontinued use of the Starwood reservations database for business operations at the end of 2018.
We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already recorded. However, we do not believe this incident will impact our long-term financial health. Although our insurance program includes coverage designed to limit our exposure to losses such as those related to the Data Security Incident, that insurance may not be sufficient or available to cover all of our expenses or other losses (including monetary payments to regulators and/or litigants) related to the Data Security Incident. In addition, certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program. We expect to incur ongoing legal and other expenses associated with the Data Security Incident in future periods, and we believe it is reasonably possible that we may incur additional monetary payments to regulators and/or litigants in excess of the amounts already recorded and costs in connection with compliance with any settlements or resolutions of matters. See Note 5 for additional information related to legal proceedings and governmental investigations related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2023 third quarter, our system had 8,675 properties (1,581,002 rooms), compared to 8,288 properties (1,525,407 rooms) at year-end 2022 and 8,162 properties (1,507,350 rooms) at the end of the 2022 third quarter. The increase compared to year-end 2022 reflected gross additions of 430 properties (61,304 rooms), including 149 properties (17,300 rooms) from the City Express acquisition, and deletions of 42 properties (5,840 rooms). Our 2023 first three quarters gross room additions included approximately 47,300 rooms located outside U.S. & Canada and approximately 10,500 rooms converted from competitor brands.
At the end of the 2023 third quarter, we had nearly 557,000 hotel rooms in our development pipeline, which includes roughly 40,300 hotel rooms approved for development but not yet under signed contracts. Approximately 238,000 hotel rooms in the pipeline, including approximately 37,000 rooms from the exclusive, long-term strategic licensing agreement with MGM Resorts International that we announced in July 2023, were under construction as of the end of the 2023 third quarter. Over half of the rooms in our development pipeline are outside U.S. & Canada.
We currently expect full-year 2023 net rooms growth of approximately 4.2 to 4.5 percent. This estimate excludes the anticipated addition of rooms to our system under our agreement with MGM Resorts International discussed above, which we now expect to be added in early 2024.

Properties and Rooms
At September 30, 2023, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	629	215,952	5,217	747,617	14	4,656	67	7,166	5,927	975,391
International	1,410	358,039	1,155	210,458	37	8,776	52	5,444	2,654	582,717
Timeshare	—	—	93	22,745	—	—	—	—	93	22,745
Yacht	—	—	1	149	—	—	—	—	1	149
Total	2,039	573,991	6,466	980,969	51	13,432	119	12,610	8,675	1,581,002
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended September 30, 2023 and Change vs. Three Months Ended September 30, 2022
	RevPAR		Occupancy			Average Daily Rate
	2023	vs. 2022	2023	vs. 2022		2023	vs. 2022
Comparable Company-Operated Properties
U.S. & Canada	$169.46	4.4%	70.8%	1.3%	pts.	$239.40	2.5%
Greater China	$93.41	48.6%	72.5%	14.5%	pts.	$128.93	18.9%
Asia Pacific excluding China	$116.21	35.2%	70.7%	9.3%	pts.	$164.45	17.5%
Caribbean & Latin America	$138.64	2.4%	61.1%	2.4%	pts.	$226.76	(1.6)%
Europe	$226.46	10.6%	75.5%	3.2%	pts.	$300.01	6.0%
Middle East & Africa	$101.11	18.1%	65.4%	4.2%	pts.	$154.50	10.5%
International - All (1)	$121.93	25.8%	70.5%	9.0%	pts.	$172.91	9.7%
Worldwide (2)	$142.51	13.8%	70.6%	5.7%	pts.	$201.76	4.6%
Comparable Systemwide Properties
U.S. & Canada	$133.92	4.3%	73.1%	1.1%	pts.	$183.28	2.7%
Greater China	$87.31	47.4%	71.3%	14.5%	pts.	$122.40	17.4%
Asia Pacific excluding China	$117.73	36.4%	70.4%	8.6%	pts.	$167.12	19.7%
Caribbean & Latin America	$121.87	2.8%	62.4%	2.5%	pts.	$195.43	(1.4)%
Europe	$175.50	9.8%	74.7%	3.2%	pts.	$235.04	5.0%
Middle East & Africa	$98.24	20.2%	65.3%	3.5%	pts.	$150.50	13.8%
International - All (1)	$120.43	21.8%	70.1%	7.6%	pts.	$171.85	8.5%
Worldwide (2)	$129.73	8.8%	72.1%	3.2%	pts.	$179.84	4.1%

	Nine Months Ended September 30, 2023 and Change vs. Nine Months Ended September 30, 2022
	RevPAR		Occupancy			Average Daily Rate
	2023	vs. 2022	2023	vs. 2022		2023	vs. 2022
Comparable Company-Operated Properties
U.S. & Canada	$173.39	12.4%	69.9%	4.8%	pts.	$248.07	4.7%
Greater China	$89.14	78.2%	68.9%	22.0%	pts.	$129.41	21.2%
Asia Pacific excluding China	$114.87	58.1%	68.5%	14.3%	pts.	$167.63	25.2%
Caribbean & Latin America	$165.92	17.8%	63.4%	4.9%	pts.	$261.59	8.7%
Europe	$188.49	25.0%	70.5%	9.0%	pts.	$267.38	9.0%
Middle East & Africa	$118.53	17.8%	66.2%	4.0%	pts.	$178.96	10.7%
International - All (1)	$119.30	42.0%	68.2%	14.1%	pts.	$174.86	12.7%
Worldwide (2)	$142.74	24.7%	68.9%	10.1%	pts.	$207.02	6.5%
Comparable Systemwide Properties
U.S. & Canada	$130.48	10.8%	70.9%	3.5%	pts.	$183.93	5.2%
Greater China	$83.53	77.9%	67.8%	22.2%	pts.	$123.11	19.8%
Asia Pacific excluding China	$115.15	58.7%	68.4%	13.6%	pts.	$168.42	27.1%
Caribbean & Latin America	$141.96	18.2%	64.4%	5.2%	pts.	$220.49	8.6%
Europe	$146.12	25.8%	68.6%	9.8%	pts.	$212.87	7.9%
Middle East & Africa	$111.67	20.3%	65.3%	3.7%	pts.	$171.06	13.5%
International - All (1)	$115.90	38.7%	67.4%	12.9%	pts.	$171.93	12.3%
Worldwide (2)	$125.96	17.5%	69.8%	6.4%	pts.	$180.34	6.7%
(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
Our consolidated results in the 2023 third quarter and 2023 first three quarters improved compared to the 2022 third quarter and 2022 first three quarters due to the continued recovery in lodging demand from the impacts of COVID-19. The discussion below presents an additional analysis of our consolidated results of operations for the 2023 third quarter compared to the 2022 third quarter and for the 2023 first three quarters compared to the 2022 first three quarters.
Fee Revenues

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change 2023 vs. 2022		September 30, 2023	September 30, 2022	Change 2023 vs. 2022
Base management fees	$306	$275	$31	11%	$917	$757	$160	21%
Franchise fees	748	678	70	10%	2,126	1,847	279	15%
Incentive management fees	143	106	37	35%	537	343	194	57%
Gross fee revenues	1,197	1,059	138	13%	3,580	2,947	633	21%
Contract investment amortization	(23)	(22)	(1)	(5)%	(66)	(65)	(1)	(2)%
Net fee revenues	$1,174	$1,037	$137	13%	$3,514	$2,882	$632	22%
The increases in base management fees in the 2023 third quarter and 2023 first three quarters primarily reflected higher RevPAR. The increase in the 2023 first three quarters was also due to unit growth ($19 million), partially offset by net unfavorable foreign exchange rates ($18 million).
The increases in franchise fees in the 2023 third quarter and 2023 first three quarters primarily reflected higher RevPAR, unit growth ($29 million and $73 million, respectively), and higher co-branded credit card fees ($15 million and $43 million, respectively).
The increases in incentive management fees in the 2023 third quarter and 2023 first three quarters primarily reflected higher profits at many managed hotels.

Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change 2023 vs. 2022		September 30, 2023	September 30, 2022	Change 2023 vs. 2022
Owned, leased, and other revenue	$363	$345	$18	5%	$1,109	$971	$138	14%
Owned, leased, and other - direct expenses	293	301	(8)	(3)%	861	779	82	11%
Owned, leased, and other, net	$70	$44	$26	59%	$248	$192	$56	29%
Owned, leased, and other revenue, net of direct expenses, increased in the 2023 third quarter primarily due to an estimated monetary payment of $19 million recorded in the 2022 third quarter related to a portfolio of 12 leased hotels in the U.S. & Canada.
Owned, leased, and other revenue, net of direct expenses, increased in the 2023 first three quarters primarily due to stronger results at our owned and leased properties and an estimated monetary payment of $31 million recorded in the 2022 first three quarters related to a portfolio of 12 leased hotels in the U.S. & Canada, partially offset by $29 million of subsidies received for certain of our leased hotels in the 2022 first three quarters under German government COVID-19 assistance programs.
Cost Reimbursements

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change 2023 vs. 2022		September 30, 2023	September 30, 2022	Change 2023 vs. 2022
Cost reimbursement revenue	$4,391	$3,931	$460	12%	$12,995	$10,997	$1,998	18%
Reimbursed expenses	4,238	3,786	452	12%	12,740	10,792	1,948	18%
Cost reimbursements, net	$153	$145	$8	6%	$255	$205	$50	24%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from hotel owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The increases in cost reimbursements, net in the 2023 third quarter and 2023 first three quarters primarily reflected Loyalty Program activity, primarily due to higher program revenues, and higher revenues, net of expenses, for our centralized programs and services. The increase in the 2023 first three quarters was partially offset by higher expenses related to our insurance program.
Other Operating Expenses

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change 2023 vs. 2022		September 30, 2023	September 30, 2022	Change 2023 vs. 2022
Depreciation, amortization, and other	$46	$50	$(4)	(8)%	$138	$147	$(9)	(6)%
General, administrative, and other	239	216	23	11%	681	655	26	4%
Merger-related charges and other	13	2	11	550%	52	11	41	373%
Merger-related charges and other expenses increased in the 2023 first three quarters primarily due to the Data Security Incident discussed in Note 5.

Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change 2023 vs. 2022		September 30, 2023	September 30, 2022	Change 2023 vs. 2022
Gains and other income, net	$28	$3	$25	833%	$33	$9	$24	267%
Interest expense	(146)	(100)	(46)	(46)%	(412)	(288)	(124)	(43)%
Interest income	7	7	—	—%	21	18	3	17%
Equity in earnings	1	1	—	—%	9	18	(9)	(50)%
Gains and other income, net increased in the 2023 third quarter and 2023 first three quarters primarily due to a gain on the sale of a hotel in the Caribbean & Latin America region ($24 million).
Interest expense increased in the 2023 third quarter and 2023 first three quarters primarily due to higher commercial paper borrowings and interest rates ($23 million and $57 million, respectively) and higher debt balances driven by Senior Notes issuances, net of maturities ($19 million and $48 million, respectively). The increase in the 2023 first three quarters was also due to higher interest rates on floating rate debt, including the effect of interest rate swaps ($17 million).
Equity in earnings decreased in the 2023 first three quarters primarily due to gains recorded in the prior year on the sale of properties held by equity method investees ($23 million).
Income Taxes

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change 2023 vs. 2022		September 30, 2023	September 30, 2022	Change 2023 vs. 2022
Provision for income taxes	$(237)	$(239)	$2	1%	$(562)	$(538)	$(24)	(4)%
Provision for income taxes decreased by $2 million in the 2023 third quarter primarily due to the prior year tax expense from the completion of tax audits ($27 million), partially offset by the increase in operating income ($23 million).
Provision for income taxes increased by $24 million in the 2023 first three quarters primarily due to the increase in operating income ($133 million) and a shift in earnings to jurisdictions with higher tax rates ($17 million), partially offset by the current year release of tax reserves ($103 million), which was mostly due to the completion of a prior year tax audit, and the prior year tax expense from the completion of tax audits ($27 million).
BUSINESS SEGMENTS
Our segment results in the 2023 third quarter and 2023 first three quarters improved compared to the 2022 third quarter and 2022 first three quarters due to the continued recovery in lodging demand from the impacts of COVID-19. The following discussion presents an additional analysis of the operating results of our reportable business segments for the 2023 third quarter compared to the 2022 third quarter and for the 2023 first three quarters compared to the 2022 first three quarters.

	Three Months Ended				Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	Change 2023 vs. 2022		September 30, 2023	September 30, 2022	Change 2023 vs. 2022
U.S. & Canada
Segment revenues	$4,333	$4,000	$333	8%	$13,113	$11,388	$1,725	15%
Segment profit	707	652	55	8%	2,120	1,833	287	16%
International
Segment revenues	1,125	908	217	24%	3,257	2,458	799	33%
Segment profit	318	227	91	40%	865	568	297	52%

	Properties				Rooms
	September 30, 2023	September 30, 2022	vs. September 30, 2022		September 30, 2023	September 30, 2022	vs. September 30, 2022
U.S. & Canada	5,927	5,818	109	2%	975,391	961,765	13,626	1%
International	2,654	2,252	402	18%	582,717	522,884	59,833	11%
U.S. & Canada
Third Quarter
U.S. & Canada 2023 third quarter segment profit increased primarily due to:
•$41 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy, as well as unit growth; and
•$13 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting a $19 million estimated monetary payment recorded in the 2022 third quarter related to a portfolio of 12 leased hotels in the U.S. & Canada.
First Three Quarters
U.S. & Canada 2023 first three quarters segment profit increased primarily due to:
•$292 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy, unit growth, and higher profits at certain managed hotels; and
•$38 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting a $31 million estimated monetary payment recorded in the 2022 first three quarters related to a portfolio of 12 leased hotels in the U.S. & Canada;
partially offset by:
•$26 million of lower cost reimbursement revenue, net of reimbursed expenses.
International
Third Quarter
International 2023 third quarter segment profit increased primarily due to:
•$78 million of higher gross fee revenues, primarily reflecting higher profits at certain managed hotels and higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in nearly all regions; and
•$25 million of higher gains and other income, net, primarily reflecting a gain on the sale of a hotel property in the Caribbean & Latin America region ($24 million).
First Three Quarters
International 2023 first three quarters segment profit increased primarily due to:
•$294 million of higher gross fee revenues, primarily reflecting higher comparable systemwide RevPAR driven by increases in both ADR and occupancy in all regions, higher profits at certain managed hotels, and unit growth, partially offset by net unfavorable foreign exchange rates; and
•$22 million of higher gains and other income, net, primarily reflecting a gain on the sale of a hotel in the Caribbean & Latin America region ($24 million);
partially offset by:

•$28 million of lower cost reimbursement revenue, net of reimbursed expenses; and
•$2 million of lower owned, leased, and other revenue, net of direct expenses, primarily reflecting subsidies received for certain of our leased hotels in the 2022 first three quarters under German government COVID-19 assistance programs, partially offset by stronger results at our owned and leased properties.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2023 third quarter, our long-term debt had a weighted average interest rate of 4.4 percent and a weighted average maturity of approximately 5.2 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2023 third quarter.
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
Uses of Cash
Cash, cash equivalents, and restricted cash totaled $743 million at September 30, 2023, an increase of $218 million from year-end 2022, primarily due to net cash provided by operating activities ($2,419 million), Senior Notes issuances, net of repayments ($1,627 million), net commercial paper borrowings ($100 million), and the sale of a hotel in the Caribbean & Latin America region ($61 million), partially offset by share repurchases ($2,988 million), dividends paid ($435 million), capital and technology expenditures ($318 million), financing outflows for employee stock-based compensation withholding taxes ($105 million), and the City Express asset acquisition ($102 million).
Net cash provided by operating activities increased by $497 million in the 2023 first three quarters compared to the 2022 first three quarters, primarily due to higher net income (adjusted for non-cash items), working capital changes driven by accounts receivable timing, and higher cash generated by our Loyalty Program, partially offset by higher cash paid for income taxes. Cash inflow from our Loyalty Program in 2020 included $920 million of cash received from the prepayment of certain future revenues under the 2020 amendments to our existing U.S.-issued co-branded credit card agreements, which reduced in both the 2023 first three quarters and 2022 first three quarters, and will in the future reduce, the amount of cash we receive from these card issuers. We expect such reductions to end by year-end 2023.
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2023 third quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $318 million in the 2023 first three quarters and $192 million in the 2022 first three quarters. Capital and technology expenditures in the 2023 first three quarters increased by $126 million compared to the 2022 first three quarters, primarily reflecting higher spending on improvements to our worldwide technology systems, the overwhelming portion of which is expected to be reimbursed over time. We expect capital expenditures and other investments will total approximately $900 million to $950 million for the 2023 full year, including capital and technology expenditures, the completed City Express acquisition, loan advances, contract acquisition costs, and other investing activities (including approximately $200 million for maintenance capital spending).
Share Repurchases and Dividends
We repurchased 4.8 million shares of our common stock for $950 million in the 2023 third quarter. Year-to-date through October 31, 2023, we repurchased 18.3 million shares for $3.3 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2023 to date: (1) $0.40 per share declared on February 10, 2023 and paid on March 31, 2023 to stockholders of record on February 24, 2023; (2) $0.52 per share declared on May 12, 2023 and paid on June 30, 2023 to stockholders of record on May 26, 2023; and (3) $0.52 per share declared on August 3, 2023 and paid on September 29, 2023 to stockholders of record on August 17, 2023.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2023 third quarter, there have been no material changes to our cash requirements as disclosed in our 2022 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2022 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At September 30, 2023, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $243 million, of which $108 million is payable within the next 12 months from September 30, 2023.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2023 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 - July 31, 2023	1.6	190.23	1.6	12.0
August 1, 2023 - August 31, 2023	1.6	204.58	1.6	10.4
September 1, 2023 - September 30, 2023	1.6	202.32	1.6	8.8
(1)On November 10, 2022, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of September 30, 2023, 8.8 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2023 third quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

10.1	Second Amended and Restated Aircraft Time Sharing Agreement, effective as of September 14, 2023, between Marriott International Administrative Services, Inc. and J. Willard Marriott, Jr.	Filed with this report.

*10.2	Amended and Restated Aircraft Time Sharing Agreement, effective as of September 14, 2023, between Marriott International Administrative Services, Inc. and Anthony Capuano.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
* Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
November 2, 2023

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)