Form 10-K
period 2023-12-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2024-02-13
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of shares of common stock held by non-affiliates at June 30, 2023, was $45,768,892,728.
There were 289,485,338 shares of Class A Common Stock, par value $0.01 per share, outstanding at February 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

MARRIOTT INTERNATIONAL, INC.
FORM 10-K TABLE OF CONTENTS
FISCAL YEAR ENDED DECEMBER 31, 2023

Throughout this report, we refer to Marriott International, Inc., together with its consolidated subsidiaries, as “we,” “us,” “Marriott,” or the “Company.” In order to make this report easier to read, we also refer throughout to (1) our Consolidated Financial Statements as our “Financial Statements,” (2) our Consolidated Statements of Income as our “Income Statements,” (3) our Consolidated Balance Sheets as our “Balance Sheets,” (4) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America, Europe, Middle East and Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to the Notes to our Financial Statements, unless otherwise stated.
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
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in Part I, Item 1A, “Risk Factors,” of this report and other factors we describe from time to time in our periodic filings with the SEC.

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
The following table shows our portfolio of brands at year-end 2023.
We discuss our operations in the following two operating segments, both of which meet the applicable criteria for separate disclosure as a reportable business segment: (1) U.S. & Canada and (2) International. In January 2024, we modified our segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the 2024 first quarter, we will report the following four operating segments: (1) U.S. & Canada, (2) Europe, Middle East, and Africa, (3) Asia Pacific excluding China, and (4) Greater China. Our Caribbean and Latin America operating segment will not meet the applicable criteria for separate disclosure as a reportable business segment, and as such, we will include its results in “Unallocated corporate and other.” See Note 14 for more information.
Company-Operated Properties
At year-end 2023, we had 2,096 company-operated properties (589,078 rooms), which included properties under long-term management or lease agreements with property owners (management and lease agreements together, the “Operating Agreements”) and properties that we own.
Terms of our management agreements vary, but we earn a management fee that is typically composed of a base management fee, which is a percentage of the revenues of the hotel, and an incentive management fee, which is based on the profits of the hotel. Our management agreements also typically include reimbursement of costs of operations (both direct and indirect). Such agreements are generally for initial periods of 20 to 30 years, with options for us to renew for up to 10 or more additional years. Our lease agreements also vary, but may include fixed annual rentals plus additional rentals based on a specified percentage of annual revenues that exceed a fixed amount. In many jurisdictions, our Operating Agreements may be subordinated to mortgages or other liens securing indebtedness of the owners. Many of our Operating Agreements also permit the owners to terminate the agreement if we do not meet certain performance metrics, financial returns fail to meet defined levels for a period of time, and we have not cured those deficiencies. In certain circumstances, some of our management agreements allow owners to convert company-operated properties to franchised properties under our brands.
For the lodging properties we operate, we generally are responsible for hiring, training, and supervising the employees needed to operate the properties and for incurring operational and administrative costs related to the operation of the properties, and owners are required to reimburse us for those costs. We provide centralized programs and services, such as our Marriott Bonvoy loyalty program, reservations, and marketing, as well as various accounting and data processing services, and owners are required to reimburse us for those costs as well.
Franchised and Licensed Properties
We have franchising and licensing arrangements that permit property owners and operators to use many of our lodging brand names and systems. Under our hotel franchising arrangements, we generally receive an initial application fee and continuing royalty fees, which typically range from four to seven percent of room revenues for all brands, plus up to four percent of food and beverage revenues for certain full-service brands. Franchisees contribute to our centralized programs and services, such as our Marriott Bonvoy loyalty program, reservations, and marketing.
We also receive royalty fees under license agreements with Marriott Vacations Worldwide Corporation, our former timeshare subsidiary that we spun off in 2011, and its affiliates (collectively, “MVW”), for certain brands. The license fees we receive from MVW consist of a fixed annual fee, adjusted for inflation, plus certain variable fees based on sales volumes.
Finally, we receive royalty fees under agreements for The Ritz-Carlton Yacht Collection®.
At year-end 2023, we had 6,563 franchised and licensed properties (994,354 rooms and timeshare units).
Residential
We use or license certain of our trademarks for the sale of residential real estate, often in conjunction with hotel development. We receive one-time branding fees upon the sale of each branded residential unit by the third-party developers who construct and sell the residences, with limited amounts, if any, of our capital at risk. We also typically receive continuing management fees for managing the related homeowners’ association. At year-end 2023, we had 126 branded residential communities (13,948 residential units).
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
Brand Portfolio
We believe that our brand portfolio offers the most compelling range of brands and hotels in hospitality. Our brands are categorized by style of offering - Classic and Distinctive. Our Classic brands offer time-honored hospitality for the modern traveler, and our Distinctive brands offer memorable experiences with a unique perspective - each of which we group into four quality tiers: Luxury, Premium, Select, and Midscale.
Luxury offers bespoke and superb amenities and services. Our Classic Luxury brands include JW Marriott, The Ritz-Carlton, and St. Regis. Distinctive Luxury brands in our portfolio include The Luxury Collection, W Hotels, EDITION, and Bvlgari.
Premium offers sophisticated and thoughtful amenities and services. Our Classic Premium brands include Marriott Hotels, Sheraton, Delta Hotels by Marriott, Marriott Executive Apartments, and Marriott Vacation Club. Our Distinctive Premium brands include Westin, Autograph Collection Hotels, Renaissance Hotels, Le Méridien, Tribute Portfolio, Gaylord Hotels, Design Hotels, and Apartments by Marriott Bonvoy.
Select offers smart and easy amenities and services, with our longer stay brands offering amenities that mirror the comforts of home. Our Classic Select hotel brands include Courtyard, Fairfield, Residence Inn, SpringHill Suites, Four Points, TownePlace Suites, and Protea Hotels. Our Distinctive Select hotel brands include Aloft Hotels, AC Hotels by Marriott, Moxy Hotels, and Element Hotels.
Midscale offers limited services and essential amenities at a more affordable price point. Our Midscale brands, which are Classic brands, include City Express by Marriott and Four Points Express by Sheraton, which opened its first hotel in the 2024 first quarter.

The following table shows the geographic distribution of our brands at year-end 2023:

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific Excluding China	Greater China	Caribbean & Latin America	Total
Luxury
JW Marriott®	Properties	35	8	11	28	23	16	121
	Rooms	19,261	2,523	4,299	8,832	9,219	4,296	48,430
The Ritz-Carlton®	Properties	42	12	15	23	18	9	119
	Rooms	12,787	2,703	3,979	4,544	5,159	2,007	31,179
The Luxury Collection®	Properties	17	40	13	28	5	10	113
	Rooms	5,408	5,756	2,493	6,822	1,488	1,461	23,428
W® Hotels	Properties	25	10	7	11	11	7	71
	Rooms	7,295	2,122	2,316	2,754	3,905	1,752	20,144
St. Regis®	Properties	11	6	13	10	13	5	58
	Rooms	2,169	768	3,222	2,068	3,462	693	12,382
EDITION®	Properties	5	5	3	3	2	1	19
	Rooms	1,379	819	638	496	646	180	4,158
Bvlgari®	Properties	—	4	1	2	2	—	9
	Rooms	—	332	121	157	201	—	811
Premium
Marriott® Hotels	Properties	337	77	29	47	65	32	587
	Rooms	132,856	21,990	9,083	14,893	22,781	8,461	210,064
Sheraton®	Properties	168	51	32	56	99	30	436
	Rooms	64,923	14,279	9,234	16,525	38,791	8,442	152,194
Westin®	Properties	134	17	8	38	31	15	243
	Rooms	54,820	5,787	2,030	10,813	10,360	4,347	88,157
Autograph Collection®	Properties	153	77	15	19	3	37	304
	Rooms	31,321	10,010	2,402	4,277	426	12,448	60,884
Renaissance® Hotels	Properties	88	28	5	15	30	9	175
	Rooms	28,041	6,491	1,476	3,801	10,704	2,745	53,258
Le Méridien®	Properties	25	16	23	33	19	3	119
	Rooms	5,489	5,156	6,841	7,756	5,225	562	31,029
Delta Hotels by Marriott® (Delta Hotels®)	Properties	92	31	6	—	4	2	135
	Rooms	21,730	5,446	1,443	—	1,529	366	30,514
Tribute Portfolio®	Properties	66	25	5	11	4	7	118
	Rooms	10,725	3,096	584	1,096	986	640	17,127
Gaylord® Hotels	Properties	6	—	—	—	—	—	6
	Rooms	10,220	—	—	—	—	—	10,220
Design Hotels®	Properties	11	65	8	6	4	17	111
	Rooms	1,605	4,782	750	389	783	393	8,702
Marriott Executive Apartments®	Properties	—	3	13	9	11	2	38
	Rooms	—	212	1,841	1,297	1,735	240	5,325
Apartments by Marriott BonvoyTM	Properties	—	—	—	—	—	1	1
	Rooms	—	—	—	—	—	107	107

		U.S. & Canada	Europe	Middle East & Africa	Asia Pacific Excluding China	Greater China	Caribbean & Latin America	Total
Select
Courtyard by Marriott® (Courtyard®)	Properties	1,066	75	11	60	53	47	1,312
	Rooms	147,091	13,984	2,304	12,107	13,865	7,609	196,960
Fairfield by Marriott® (Fairfield®)	Properties	1,153	—	—	71	48	18	1,290
	Rooms	109,445	—	—	9,527	7,834	2,576	129,382
Residence Inn by Marriott® (Residence Inn®)	Properties	861	27	7	—	—	8	903
	Rooms	105,911	3,205	1,117	—	—	1,213	111,446
SpringHill Suites by Marriott® (SpringHill Suites®)	Properties	547	—	—	—	—	—	547
	Rooms	64,774	—	—	—	—	—	64,774
Four Points by Sheraton® (Four Points®)	Properties	154	20	21	46	50	18	309
	Rooms	22,965	3,284	5,136	10,796	14,459	2,332	58,972
TownePlace Suites by Marriott® (TownePlace Suites®)	Properties	503	—	—	—	—	—	503
	Rooms	51,063	—	—	—	—	—	51,063
Aloft® Hotels	Properties	162	10	12	17	14	17	232
	Rooms	23,457	1,669	2,744	4,301	3,230	2,769	38,170
AC Hotels by Marriott®	Properties	117	92	2	6	1	18	236
	Rooms	19,386	12,529	286	1,775	135	2,867	36,978
Moxy® Hotels	Properties	35	87	—	8	8	—	138
	Rooms	6,572	16,416	—	1,561	1,495	—	26,044
Element® Hotels	Properties	83	1	7	3	5	—	99
	Rooms	11,522	160	1,189	572	1,151	—	14,594
Protea Hotels® by Marriott	Properties	—	1	62	—	—	—	63
	Rooms	—	72	6,539	—	—	—	6,611
Midscale
City Express by Marriott TM	Properties	—	—	—	—	—	150	150
	Rooms	—	—	—	—	—	17,431	17,431
Residences
Residences	Properties	69	11	14	17	2	13	126
	Rooms	7,416	540	1,969	2,999	302	722	13,948
	Subtotal Properties	5,965	799	343	567	525	492	8,691
	Subtotal Rooms	979,631	144,131	74,036	130,158	159,871	86,659	1,574,486

Timeshare (1)	Properties							93
	Rooms							22,745
Yacht (1)	Properties							1
	Rooms							149
	Total Properties							8,785
	Total Rooms							1,597,380

(1)We exclude geographical data for Timeshare and Yacht as these offerings are captured within “Unallocated corporate and other.”
In the above table, The Luxury Collection, Autograph Collection, and Tribute Portfolio include seven total properties that we acquired when we purchased Elegant Hotels Group plc in December 2019, which we currently intend to re-brand under such brands after the completion of planned renovations.
Loyalty and Credit Card Programs
Marriott Bonvoy® is our travel loyalty program and marketplace through which members have access to our diverse brand portfolio, rich benefits, and travel experiences. Members can earn points for stays at our hotels and other lodging offerings, such as Homes & Villas by Marriott BonvoyTM, a global offering focusing on the premium and luxury tiers of rental homes, as well as through purchases with co-branded credit cards and our travel partners. Members can redeem their points for stays at most of our properties, airline tickets, airline frequent flyer program miles, rental cars, products from Marriott Bonvoy Boutiques®, and a variety of other awards, including experiences from Marriott Bonvoy Moments®. We refer to our Marriott Bonvoy loyalty program throughout this report as “Marriott Bonvoy” or our “Loyalty Program.”

We believe that Marriott Bonvoy generates substantial repeat business that might otherwise go to competing hotels. In 2023, over 60% of our global room nights were booked by Marriott Bonvoy members. We strategically market to this large and growing guest base to generate revenue.
We have co-branded credit cards associated with Marriott Bonvoy in 11 countries. In the U.S., we have multi-year agreements with JPMorgan Chase and American Express. We also license credit card programs internationally in Japan, Canada, the United Kingdom, United Arab Emirates, Saudi Arabia, South Korea, Mexico, China, India, and Qatar. We generally earn fixed amounts that are payable at contract inception and variable amounts that are paid to us monthly over the term of the agreements primarily based on card usage. We believe that our co-branded credit cards create a diverse revenue stream for the Company, reflect the quality and value of our portfolio of brands, and contribute to the strength of Marriott Bonvoy by creating value for our customers and property owners and franchisees. Payments received under our co-branded credit card agreements represent a significant funding source for the Loyalty Program.
See the “Loyalty Program” caption in Note 2 for more information about our Loyalty Program and co-branded credit cards.
Sales and Marketing and Reservation Systems
Marriott.com, the Marriott Bonvoy mobile app, and our other digital direct channels offer seamless digital experiences that complement the experience our customers enjoy at Marriott’s extensive portfolio of properties. We deliver customer-minded enhancements, including powerful in-stay capabilities through our mobile app, such as contactless check-in and check-out, Mobile Key, chat, service requests, mobile dining, and more. In addition, we are focused on strengthening the Loyalty Program by attracting more members and localizing our experiences to reach new customers around the world. Our focus on creating frictionless experiences throughout our digital direct channels is foundational to our long-term digital and technology transformation, which aims to grow our loyal customer base and drive more direct bookings and more business to our hotels.
At year-end 2023, we operated 19 customer engagement centers, seven in the U.S. and 12 in other countries and territories. We own two of the U.S. facilities and either lease the others or share space with a company-operated property.
We believe our global sales and revenue management organizations are a key competitive advantage due to our focus on optimizing our investment in people, processes, and systems. Our above-property sales deployment strategy is designed around the way the customer wants to buy and the strategic priorities of our hotels globally. Our strategy is focused on driving efficiencies, profitable revenue, and customer loyalty by leveraging customer relationships and reducing duplication of efforts at the hotel level. We also utilize innovative and sophisticated revenue management systems, many of which are proprietary, which we believe provide a competitive advantage in pricing decisions, increasing efficiency and optimizing property-level revenue for hotels in our portfolio. Most of the hotels in our portfolio utilize web-based programs to effectively manage the rate set-up and modification processes. The use of these web-based programs provides for greater pricing flexibility, reduces time spent on rate program creation and maintenance, and increases the speed to market of new products and services.
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
Our direct digital channels also compete for guests with online travel services platforms, such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, Orbitz.com, and Ctrip.com, and search engines such as Google, Bing, Yahoo, and Baidu.
Affiliation with a brand is common in the U.S. lodging industry. In 2023, approximately 72 percent of U.S. hotel rooms were brand-affiliated. Although we believe that our strong brand recognition assists us in attracting and retaining guests, owners, and franchisees, we compete against many other companies with strong brands and guest appeal, including Hilton, IHG Hotels & Resorts, Hyatt, Wyndham Hotels & Resorts, Accor, Choice Hotels, Best Western Hotels & Resorts, and others.
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

Based on lodging industry data, we have an approximately 16 percent share of the U.S. hotel market and a four percent share of the hotel market outside the U.S. (based on number of rooms). We believe that our hotel brands are attractive to hotel owners seeking a management company or franchise or other licensing affiliation because our hotels typically generate higher RevPAR than our direct competitors in most market areas. We attribute this performance premium to our success in achieving and maintaining strong guest preference. We believe that the location and quality of our lodging facilities, our marketing programs, our reservation systems, our Loyalty Program, and our emphasis on guest service and guest and associate satisfaction contribute to guest preference across all our brands.
Seasonality
In general, business at our properties fluctuates moderately with the seasons. Business at some resort properties may be more seasonal depending on location.
Human Capital Management
Marriott’s long history of service, innovation, and growth is built on a culture of putting people first. We are committed to investing in our associates, with a focus on leadership development, competitive compensation, and creating a sense of well-being and belonging for all.
At year-end 2023, Marriott managed the employment of approximately 411,000 associates. This number includes 148,000 associates employed by Marriott at properties, customer care centers, and above-property operations, as well as 263,000 associates who are employed by our property owners but whose employment is managed by Marriott (which is common outside the U.S.). Approximately 117,000 of the associates employed by Marriott are located in the U.S., of which approximately 19,000 belong to labor unions. Outside the U.S., some of our associates are represented by trade unions, works councils, or employee associations. These numbers do not include hotel personnel employed by our franchisees or management companies hired by our franchisees. Marriott is committed to conducting its business in accordance with high ethical and legal standards and expects our independent franchisees to develop responsible human capital management practices.
We are focused on maintaining Marriott’s position as an employer of choice both for job seekers and our existing associates. To attract talent, we are targeting new labor pools, optimizing our recruiting practices, and sharing our story of long-term career potential. At our headquarters in Bethesda, Maryland, we utilize a hybrid work model to allow for flexibility and choice to meet the needs of our corporate workforce. For hotel-based associates, we are innovating the way hotel jobs are structured, introducing more flexibility and choice through our integrated jobs program, which allows associates to have more cross-training and engaging roles.
We encourage continual feedback from our associates at all levels. We measure associate satisfaction through our Associate Engagement Survey, which gives all associates the opportunity to provide feedback about their work experience, providing valuable insights to drive improvements in our culture. Our associate engagement scores exceeded the “Best Employer” external benchmark in 2023, and we were recognized as a top 10 company on the Fortune Best Companies to Work for in 2023, a list we have been on for 26 consecutive years.
Our human capital strategy is based on three signature elements – Growing Great Leaders, Investing in Associates, and Access to Opportunity.
Growing Great Leaders
We believe that associates at every level can inspire others through great leadership. In 2023, we launched our new Leadership Framework, designed to help us grow great leaders. It starts with leadership essentials that clearly define what great leadership means at Marriott, at all levels of the organization. We have also refreshed our leadership competencies, which have been integrated into our performance management process and leadership development programs. Our talent development strategy is designed to provide opportunities for our associates to develop and grow their careers with Marriott for the long term while driving the performance of our business.
Investing in Associates
We are focused on providing our associates with the tools, resources, and support they need to thrive – both personally and professionally. We provide our eligible U.S. associates and their families with access to comprehensive compensation and benefits offerings, such as health care coverage, work/life support benefits, and other offerings, such as a retirement savings and employee stock purchase plan. Outside the U.S., we also offer comprehensive compensation and benefit programs that vary based on the geographic market and we regularly evaluate these programs for competitiveness against the external talent market. Our TakeCare program provides associates with tools and resources to support their physical, mental, and financial well-being. In addition, pay equity is foundational to our compensation structures and practices. In the U.S., we conduct pay equity audits at least annually and make adjustments as needed.
Access to Opportunity
Our company-wide diversity, equity, and inclusion efforts include a range of initiatives and programs to support our goal to make all stakeholders (including associates, guests, owners, and suppliers) feel welcome and valued. The Inclusion and Social Impact Committee (“ISIC”) of our Board of Directors (“Board”), established over 20 years ago, helps drive accountability for these efforts across the Company. The ISIC assists the Board in providing oversight of the Company’s strategy, efforts, and commitments related to our people-first culture, associate well-being, inclusion, and other environmental, social and governance matters.
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
Our sustainability strategy and initiatives focus on a wide range of issues, including designing resource-efficient hotels, implementing technologies to track and reduce energy and water consumption, as well as waste and food waste, increasing the use of renewable energy, managing water-related risks, focusing on third-party sustainability certifications at the hotel-level, supporting innovative ecosystem restoration initiatives, focusing on responsible and local sourcing, and driving climate action.
Our climate action efforts include committing to set a near-term science-based emissions reduction target and a long-term science-based target to reach net-zero value chain greenhouse gas emissions by no later than 2050. In September 2023, we submitted our emissions reduction targets to the Science Based Targets initiative and are awaiting validation of the targets, which we expect later in 2024.
In response to humanitarian crises, like war and natural disasters, our hotels often look to support their local communities in need by donating funds, hotel stays, food, supplies, and volunteer hours. We also deploy our Marriott Disaster Relief Fund to support associates and their families impacted by crises, such as the earthquakes in Türkiye and Syria and fires in Maui, as well as charitable organizations providing relief on the ground. We also continue to focus on our efforts to advance human rights, and we have trained 1.2 million associates in human trafficking awareness between 2016 and year-end 2023. We have also donated our training program to the broader lodging industry, and the training has been completed 1.6 million times by non-Marriott individuals between 2020 and year-end 2023. Additionally, in 2023, Marriott became a member of the Internet Watch Foundation and deployed technology to block websites with illegal child sexual abuse material from guest network access in most of its U.S. & Canada hotels.
Government Regulations
As a company with global operations, we are subject to a wide variety of laws, regulations, and government policies in the U.S. and in jurisdictions around the world. Some of the regulations that most affect us include those related to employment practices; marketing and advertising efforts; trade and economic sanctions; anti-bribery, anti-corruption, and anti-money laundering; intellectual property; cybersecurity, data privacy, data localization, data transfers, and the handling of personally identifiable information; competition; climate and the environment; health and safety; liquor sales; and the offer and sale of franchises.
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

Item 1A. Risk Factors.
We are subject to various risks that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, liquidity, financial condition, and results of operations. In addition, these risks could cause results to differ materially from those we express in forward-looking statements contained in this report or in other Company communications. These risk factors do not identify all risks that we face, and our business could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.
Risks Relating to Our Industry
Our industry is highly competitive, which may impact our ability to compete successfully for guests. We operate in markets that contain many competitors. Our hotel brands and other lodging offerings generally compete with major hotel chains, regional hotel chains, independent hotels, and home sharing and rental services across national and international venues. Our ability to remain competitive and attract and retain business, group and leisure travelers depends on our success in distinguishing and driving preference for our lodging products and services, including our Loyalty Program, direct booking channels, consumer-facing technology platforms and services, our co-branded credit cards, and other offerings. If we cannot compete successfully in these areas, our business, liquidity, financial condition, and results of operations could be materially adversely affected. Further, new lodging supply in individual markets could have a negative impact on the hotel industry and hamper our ability to maintain or increase room rates or occupancy in those markets.
Economic and other global, national, and regional conditions and events have in the past impacted, and could in the future impact, our business, financial results and growth. Because we conduct our business on a global scale, we are affected by changes in global, national, or regional economies, governmental policies (including in areas such as trade, travel, immigration, labor, healthcare, and related issues), and geopolitical, public health, social and other conditions and events. Our business, financial results and growth are impacted by weak or volatile economic conditions; pandemics and other outbreaks of disease; natural and man-made disasters; changes in energy prices, interest rates and currency values; political instability, geopolitical conflict, actual or threatened war, terrorist activity, civil unrest and other acts of violence; heightened travel security measures, travel advisories, and disruptions in air and ground travel; and concerns over the foregoing. These conditions and events have in the past materially negatively impacted, and could in the future materially negatively impact, our business, operations, and financial results in many ways, including, but not limited to, as follows:
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
•increasing operating costs;
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
An increase in the use of third-party Internet services to book online hotel reservations could adversely impact our business. Some of our hotel rooms are booked through Internet travel intermediaries such as Expedia.com, Priceline.com, Booking.com, Travelocity.com, Orbitz.com, and Ctrip.com, and other online travel service providers. These intermediaries initially focused on leisure travel, but now also provide offerings for corporate travel and group meetings. Although our Best Rate Guarantee and Member Rate programs have helped limit guest preference shift to intermediaries and greatly reduced the ability of intermediaries to undercut the published rates at our hotels, intermediaries continue to use a variety of aggressive online marketing methods to attract guests, including the purchase by certain companies of trademarked online keywords such as “Marriott” from Internet search engines such as Google, Bing, Yahoo, and Baidu to steer guests toward their websites. Our business and profitability could be harmed to the extent that online intermediaries succeed in significantly shifting loyalties from our lodging brands to their travel services, diverting bookings away from our direct online channels, or through their fees, increasing the overall cost of Internet bookings for our hotels. At the same time, if we are not able to negotiate new agreements on satisfactory terms when our existing contracts with intermediaries (which generally have two- to three- year terms) come up for renewal, our business and prospects could be negatively impacted in a number of ways, including by reducing bookings or making our brands less attractive to hotel owners.
Our growth strategy depends upon attracting third-party owners and franchisees to our platform, and future arrangements with these third parties may be less favorable to us, depending on the terms offered by our competitors. Adding properties to our system entails entering into and maintaining various arrangements with property owners. Our ability to attract and retain owners and franchisees and the terms of our management and franchise agreements are influenced by the needs and preferences of owners and franchisees and the offerings otherwise available to owners and franchisees in the market, among other things. We cannot assure you that any of our current arrangements will continue or that we will be able to renew agreements or enter into new agreements in the future on terms that are as favorable to us as those that exist today.
The effects of, or our failure to comply with, applicable laws, regulations and government policies may disrupt our business, lower our revenues, increase our costs, reduce our profits, limit our growth, or damage our reputation. We, the hotels that we franchise or manage, and the programs that we offer, are subject to or affected by a variety of laws, regulations and government policies around the globe, including, among others, those related to employment practices; marketing and advertising efforts; trade and economic sanctions; anti-bribery, anti-corruption, and anti-money laundering; intellectual property; cybersecurity, data privacy, data localization, data transfers, and the handling of personally identifiable information; competition; climate and the environment; health and safety; liquor sales; the offer and sale of franchises; and credit card products. These laws, regulations, and government policies may be complex and change frequently and could have a range of adverse effects on our business. The compliance programs, internal controls, and policies we maintain and enforce may need to be updated regularly to keep pace with changing laws, regulations and government policies and may not prevent our associates, contractors, or agents from materially violating applicable laws, regulations, and government policies. The requirements of applicable laws, regulations, and government policies, our failure to meet such requirements (including investigations and publicity resulting from actual or alleged failures), or actions we take to comply with such requirements or investigations could have significant adverse effects on our results of operations, reputation, or ability to grow our business.

Exchange rate fluctuations could result in significant foreign currency gains and losses and affect our business results. We earn revenues and incur expenses in foreign currencies in connection with our operations outside of the U.S. Accordingly, fluctuations in currency exchange rates may significantly increase the amount of U.S. dollars required for foreign currency expenses or significantly decrease the U.S. dollars we receive from foreign currency revenues. We are also exposed to currency translation risk because the results of our non-U.S. business are generally reported in local currency, which we then translate to U.S. dollars for inclusion in our Financial Statements. As a result, exchange rate changes between foreign currencies and the U.S. dollar affect the amounts we record for our foreign assets, liabilities, revenues and expenses, and could have a material negative effect on our financial results. To the extent that our international operations continue to grow, our exposure to foreign currency exchange rate fluctuations will grow. Even though we enter into foreign exchange hedging arrangements for some of the currencies in which we do business, exchange rate fluctuations could result in significant foreign currency gains and losses and affect our results. Our hedging arrangements may also create their own costs and risks, in the form of transaction costs, credit requirements, and counterparty risk.
Our business depends on the quality and reputation of our Company and our brands, and any deterioration could adversely impact our market share, reputation, business, financial condition, or results of operations. Many factors can affect the reputation and value of our Company or one or more of our properties or brands, including our ability to protect and use our brands and trademarks; our properties’ adherence to service and other brand standards; our approach to, or incidents involving, matters related to food quality and safety, guest and associate safety, health and cleanliness, sustainability and climate impact, supply chain management, inclusion and belonging, human rights, and support for local communities; and our compliance with applicable laws. Reputational value is also based on perceptions, and broad access to social media makes it easy for anyone to provide public feedback that can influence perceptions of us, our brands, and our properties, and it may be difficult to control or effectively manage negative publicity, regardless of whether it is accurate. While reputations may take decades to build, negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, proceedings or penalties, or litigation. Negative incidents could lead to tangible adverse effects on our business, including lost sales, boycotts, reduced enrollment and/or participation in our Loyalty Program, loss of development opportunities, adverse government attention, adverse reaction from owners and franchisees, or associate retention and recruiting difficulties. Any material decline in the reputation or perceived quality of our brands or corporate image could affect our market share, reputation, business, financial condition, or results of operations.
Actions by our franchisees and licensees or others could adversely affect our image and reputation. We franchise and license many of our brand names and trademarks to third parties for lodging, timeshare, and residential properties, and with respect to our credit card programs and other offerings, and enter into marketing and other strategic collaborations with other companies. Under the terms of their agreements with us, these third parties interact directly with guests and others under or in connection with our brand and trade names. If these third parties fail to maintain or act in accordance with applicable brand standards; experience operational problems, including a data or privacy incident, or a circumstance involving guest or associate health or safety; or project a brand image inconsistent with ours, then our image and reputation could suffer. Although our agreements with these parties generally provide us with recourse and remedies in the event of a breach, including termination of the agreements under certain circumstances, it could be expensive or time-consuming for us to pursue such remedies and even if we are successful in pursuing such remedies, that may not be sufficient to mitigate reputational harm to us. We also cannot assure you that in every instance a court would ultimately enforce our contractual termination rights or that we could collect any awarded damages from the defaulting party.
Collective bargaining activity and strikes could materially disrupt our operations, increase our labor costs, and interfere with the ability of our management to focus on executing our business strategies. A significant number of associates at our managed, leased, and owned hotels are covered by collective bargaining agreements. If relationships with our organized associates or the unions that represent them become adverse, then the properties we operate could experience labor disruptions such as strikes, lockouts, boycotts, and public demonstrations that cause a significant impact. Numerous collective bargaining agreements are typically subject to negotiation each year, and our ability in the past to resolve such negotiations does not mean that we will be able to resolve future negotiations without significant strikes or disruptions, or on terms that we consider reasonable. Labor disputes and disruptions sometimes result in adverse publicity or regulatory investigations and adversely affect operations and revenues at affected hotels. In addition, labor disputes and disruptions or increased demands from labor unions can sometimes harm our relationship with our associates, result in increased regulatory requirements or inquiries and enforcement by governmental authorities, harm our relationships with our guests and customers, divert management attention, and reduce customer demand for our services, all of which could have a significant adverse effect on our reputation, business, financial condition, or results of operations.
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
Our business could suffer if we cannot attract and retain associates or as the result of the loss of the services of our senior executives. We compete with other companies both within and outside of our industry for personnel. We have in the past experienced, and could in the future experience, challenges hiring for certain positions due to various factors, such as increasing wage expectations or competition for labor from other industries, and these circumstances could continue or worsen in the future to an extent and for durations that we are not able to predict. If we cannot recruit, train, develop, and retain sufficient numbers of associates, we could experience significant negative impacts on our operations, associate morale and turnover, guest satisfaction, or our internal control environment. Insufficient numbers of associates could also limit our ability to grow and expand our business. Labor shortages have in the past resulted, and could in the future result, in higher wages and initial hiring costs, increasing our labor costs and labor costs at our hotels, which could reduce our revenues and profits. In addition, the efforts and abilities of our senior executives are important elements of maintaining our competitive position and driving future growth, and the loss of the services of one or more of our senior executives could result in challenges executing our business strategies or other adverse effects on our business.
Extreme weather, natural disasters, climate change, and sustainability-related concerns have impacted our business in the past and could in the future have a material adverse effect on our business and results of operations. We are subject to the risks associated with extreme weather, natural disasters, and climate change, including the impacts of the physical effects of climate change, changes in laws and regulations related to climate change and sustainability, and changing consumer preferences. We have seen a decline in travel and reduced demand for lodging as a result of natural disasters and extreme weather in some locations where we manage, franchise, own or lease properties or in areas of the world from which we draw guests, and the prevalence and impact of these events may increase or worsen in the future. Natural disasters, extreme weather, and other physical impacts of climate change (including rising sea levels, extreme hot or cold weather, flooding, water shortages, fires, and droughts) have in the past and could in the future result in increases in related insurance, energy or other operating costs, and physical damage to our hotels that might not be covered by insurance and might prevent or limit the operations of the property. Significant costs could be involved in improving the efficiency and climate resiliency of our hotels and otherwise preparing for, responding to, and mitigating the physical effects of climate change or sustainability-related concerns. Compliance with climate-related legislation and regulation, and our efforts to achieve science-based emissions reduction targets or other sustainability initiatives, could also be complex and costly. Growing public recognition of the dangers of climate change and other sustainability-related concerns may affect customers’ travel choices, including their frequency of travel. As a result of the foregoing, we may experience reduced demand, significant increased operating and compliance costs, operating disruptions or limitations, constraints on our room growth, and physical damage to our hotels, all of which could adversely affect our profits and growth, as we have seen in the past to some extent.
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
If our brands, goodwill, or other intangible assets become impaired, we may be required to record significant non-cash charges to earnings. As of December 31, 2023, we had $18.1 billion of goodwill and other intangible assets. We review goodwill and indefinite-lived intangible assets for impairment annually or whenever events or circumstances indicate impairment may have occurred. Estimated fair values of our brands or reporting units could change if, for example, there are changes in the business climate, unanticipated changes in the competitive environment, adverse legal or regulatory actions or developments, changes in guests’ perception and the reputation of our brands, or changes in interest rates, operating cash flows, or market capitalization. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could require material non-cash charges to our results of operations, which could have a material adverse effect on our reported financial condition and results of operations.
Our Loyalty Program plays a significant role in our business and unfavorable developments affecting the program could adversely affect our business and results of operations. Our Loyalty Program is an important aspect of our business. Our Loyalty Program faces significant competition from the loyalty programs offered by other hospitality companies, as well as from loyalty programs offered by online travel platforms, bank travel programs, and others. There is significant competition among loyalty programs in terms of the value and utility of program currency, rewards ranges and values, and other terms and conditions. If we are not able to maintain a competitive and attractive loyalty program, whether because of changes we make to the program or changes that result from external factors (including changes in law or regulation), our ability to acquire, engage and retain members in our Loyalty Program and our ability to operate other programs (including our co-branded credit card program) may be adversely impacted, which could adversely affect our operating results and financial condition.
Development and Financing Risks
Our hotel owners and franchisees depend on capital to buy, develop, and improve hotels, and they may be unable to access capital when necessary. Current and potential hotel owners and franchisees must periodically spend money to fund new hotel investments, as well as to refurbish and improve existing hotels. The availability of funds for new investments, and improvement of existing hotels by our current and potential hotel owners and franchisees depends in large measure on their ability to access the capital markets, over which we have little control. Obtaining financing on attractive terms has been, and may in the future be further, constrained by the capital markets for hotel and real estate investments.
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
Our owned properties and other real estate investments subject us to numerous risks. We have a number of owned and leased properties and investments in joint ventures that own properties, which are each subject to the risks that generally relate to investments in real property. We may seek to sell some of these properties over time; however, equity real estate investments can be difficult to sell and we may not be able to complete assets sales at prices we find acceptable or at all. Moreover, the investment returns available from equity investments in real estate depend in large part on the amount of income earned and capital appreciation generated, if any, by the particular properties, and the expenses incurred. A variety of other factors also affect income from properties and real estate values, including local market conditions and new supply of hotels and other lodging products, availability and costs of staffing, governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, and the availability of financing. Our real estate investments have been, and could in the future be, impacted by any of these factors, resulting in a material adverse impact on our results of operations or financial condition. If our properties do not generate revenue sufficient to meet operating expenses and make needed capital expenditures, our income could be adversely affected, and we could be required to record additional significant non-cash impairment charges to our results of operations.
Risks associated with development and sale of residential properties associated with our lodging properties or brands may reduce our profits. We participate, through licensing agreements, in the development and sale of residential properties associated with many of our luxury and premium brands. Such projects pose further risks beyond those generally associated with our lodging business, which may reduce our profits or compromise our brand equity, including risks that: (1) changes in residential real estate demand generally may reduce our profits and could make it more difficult to convince future project developers of the value added by our brands; and (2) increases in interest rates, reductions in mortgage availability or the tax benefits of mortgage financing or residential ownership generally, or increases in the costs of residential ownership could prevent potential customers from buying residential products or reduce the prices they are willing to pay.
More hotel projects in our development pipeline may be cancelled or delayed in opening, which could adversely affect our growth prospects. We report a significant number of hotels in our development pipeline, including hotels under construction, hotels subject to signed contracts, and hotels approved for development but not yet under contract. The eventual opening of such pipeline hotels and, in particular, the approved hotels that are not yet under contract, is subject to numerous risks, including the other risks described in this section. We have seen construction timelines for pipeline hotels lengthen due to various factors, including challenges related to financing, and these circumstances could continue or worsen in the future.

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
If owners of hotels that we manage or franchise cannot repay or refinance mortgage loans secured by their properties, our revenues and profits could decrease and our business could be harmed. The owners of many of our managed or franchised properties have pledged their hotels as collateral for mortgage loans that they entered into when those properties were purchased or refinanced. If those owners cannot meet required debt service payments or repay or refinance maturing indebtedness on favorable terms or at all, the lenders could declare a default, accelerate the related debt, and foreclose on the property, or the owners could declare bankruptcy, as we have seen in the past and could see in the future. In some cases, such foreclosures or bankruptcies have in the past resulted, and could in the future result, in the termination of our management or franchise agreements, eliminating our anticipated income and cash flows, which could have a significant negative effect on our results of operations.
Technology, Information Protection, and Privacy Risks
Any disruption in the functioning of our reservation, Loyalty Program, or other core operational systems could adversely affect our performance and results. In the operation of our business, we manage or use sophisticated technology and systems, including those used for our reservation, customer relationship management, analytics, revenue management, property management, human resources and payroll systems, our Loyalty Program, and technologies we make available to our guests and for our associates. The cost, speed, accuracy, and efficiency of these technologies and systems are critical aspects of our business and are important considerations for hotel owners when choosing our brands. Our business may suffer if we or our third-party service providers fail to maintain, upgrade, or prevent disruption to these systems. Disruptions in or changes to these systems, including during upgrades or replacements, could result in a disruption to our business and the loss of important data.
A failure to keep pace with developments in technology could impair our operations or competitive position. The lodging industry continues to demand the use of sophisticated technology and systems, including those used for our reservation, customer relationship management, analytics, revenue management, property management, human resources and payroll systems, our Loyalty Program, and technologies we make available to our guests and for our associates. We have underway a multi-year initiative to upgrade certain of our core technologies and systems, as these and other technologies and systems described in this risk factor must be refined, updated, and/or replaced with more advanced systems on a regular basis. Our business could suffer if we cannot refine, update, and/or replace technologies and systems as quickly or effectively as our competitors, sufficiently in advance of obsolescence or performance failure or degradation, or within budgeted costs and time frames. We also may not achieve the benefits that we anticipate from any new or upgraded technology or system, and a failure to do so could result in higher than anticipated costs or lower guest satisfaction or could impair our operating results. Our business could also suffer if the use of technologies that provide alternatives to in-person meetings and events results in a decrease in demand for our lodging properties.
We are exposed to risks and costs associated with protecting the integrity and security of Company, associate, and guest data. In the operation of our business, we collect, store, use, and transmit large volumes of personal data regarding associates, guests, customers, owners, licensees, franchisees, and our own business operations, including credit card numbers, reservation and loyalty data, and other personal data, in various information systems that we maintain and in systems maintained by third parties, including those of our owners, franchisees, licensees, service providers, and other third parties. The integrity and protection of this personal data is critical to our business. Our guests and associates also have a high expectation that we, as well as our owners, franchisees, licensees, service providers, and other third parties will adequately protect and appropriately use their personal data. The information, security, and privacy requirements imposed by global laws and governmental regulation, our contractual obligations, and the requirements of the payment card industry continue to become increasingly stringent in many jurisdictions in which we operate. Our systems and the systems maintained or used by our owners, franchisees, licensees, service providers, and other third parties may not be able to satisfy these changing legal and regulatory requirements and associate and guest expectations; we and/or these third parties may require significant additional investments or time to do so; and security controls that we and/or these third parties may implement sometimes do not operate effectively or as intended. We have incurred and may in the future incur significant additional costs to meet these requirements, obligations, and expectations, and in the event of alleged or actual noncompliance, we may experience increased operating costs, increased exposure to payment obligations and litigation, and increased risk of damage to our reputation and brand.

The Data Security Incident, and other information security incidents, could have numerous adverse effects on our business. As a result of the data security incident involving unauthorized access to the Starwood reservations database that we disclosed in November 2018 (the “Data Security Incident”), numerous lawsuits were filed against us, as described further in Note 7. We may be named as a party in additional lawsuits and other claims may be asserted by or on behalf of guests, customers, hotel owners, stockholders, or others seeking monetary damages or other relief related to the Data Security Incident. A number of federal, state, and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident, including under various data protection and privacy regulations. Responding to and resolving these lawsuits, claims, and/or investigations has resulted in payments and other expenses, such as the £18.4 million payment imposed by the Information Commissioner’s Office in the United Kingdom (the “ICO”) in connection with the ICO’s final decision issued in October 2020, and could result in material additional payments or remedial or other expenses. Other governmental authorities investigating or seeking information about the Data Security Incident have imposed and may further impose undertakings, injunctive relief, consent decrees, or other civil or criminal penalties, which could, among other things, materially increase our costs or otherwise require us to alter how we operate our business. Significant management time and Company resources have been, and will continue to be, devoted to matters related to the Data Security Incident. Future publicity or developments related to the Data Security Incident, including as a result of subsequent reports or regulatory actions or developments, could have a range of other adverse effects on our business or prospects, including causing or contributing to loss of consumer confidence, reduced consumer demand, reduced enrollment and/or participation in our Loyalty Program, and associate retention and recruiting difficulties. Insurance coverage designed to limit our exposure to losses such as those related to the Data Security Incident may be costly and may not be sufficient or available to cover all of our expenses or other losses (including the final payment imposed by the ICO and any other payments, fines or penalties) related to the Data Security Incident, and certain expenses by their nature (such as, for example, expenses related to enhancing our cybersecurity program) are not covered by our insurance program.
Additional cybersecurity incidents could have adverse effects on our business. We have implemented enhanced security measures to safeguard our systems and data, and we intend to continue implementing additional measures in the future, but, as we have seen in the past, our measures may not be sufficient to maintain the confidentiality, security, or availability of the data we collect, store, and use to operate our business. Security measures implemented by our service providers or our owners, franchisees, licensees, other third parties or their service providers also may not be sufficient, as we have seen in the past. Efforts to hack or circumvent security measures, efforts to gain unauthorized access to, exploit or disrupt the operation or integrity of our data or systems, failures of systems or software to operate as designed or intended, viruses, “ransomware” or other malware, “supply chain” attacks, “phishing” or other types of business communications compromises, operator error, or inadvertent releases of data have impacted, and may in the future impact, our information systems and records or those of our owners, franchisees, licensees, service providers, or other third parties. Security measures, no matter how well designed or implemented, may only mitigate and not fully eliminate risks, and security events, when detected by security tools or third parties, may not always be immediately understood or acted upon. Our reliance on computer, Internet-based, and mobile systems and communications, and the frequency and sophistication of efforts by third parties to gain unauthorized access or prevent authorized access to such systems, have greatly increased in recent years. Our increased reliance on cloud-based services and on remote access to information systems increases the Company’s exposure to potential cybersecurity incidents. We have experienced cyberattacks, attempts to disrupt access to our systems and data, and attempts to affect the operation or integrity of our data or systems, and the frequency and sophistication of such efforts could continue to increase. Any additional significant theft of, unauthorized access to, compromise or loss of, loss of access to, or fraudulent use of guest, associate, owner, franchisee, licensee, or Company data could adversely impact our reputation and could result in legal, regulatory and other consequences, including remedial and other expenses, fines, or litigation. Depending on the nature and scope of the event, future compromises in the security of our information systems or those of our owners, franchisees, licensees, service providers, or other third parties, or other future disruptions or compromises of data or systems, could lead to future interruptions in, or other adverse effects on, the operation of our systems or those of our owners, franchisees, licensees, service providers, or other third parties. This could result in operational interruptions and/or outages and a loss of profits, as well as negative publicity and other adverse effects on our business, including lost sales, loss of consumer confidence, boycotts, reduced enrollment and/or participation in our Loyalty Program, litigation, diminished associate satisfaction, and/or retention and recruiting difficulties, all of which could materially affect our market share, reputation, business, financial condition, or results of operations.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 1C.     Cybersecurity.
Risk Management and Strategy
We manage risks from cybersecurity threats through our overall enterprise risk management process, which is overseen by our Board. Management has created a global information security program, which encompasses a dedicated global information security team and policies, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats. Marriott’s policies, procedures, and processes follow recognized frameworks established by the National Institute of Standards and Technology (“NIST”) and the International Organization for Standardization, as well as other relevant standards. Our program is designed to maintain the confidentiality, integrity, security, and availability of the data that is created, collected, stored, and used to operate our business.
We assess, identify, and manage risks from cybersecurity threats through various mechanisms, which from time to time may include tabletop exercises, business unit assessments, control gap analyses, threat modeling, impact analyses, internal audits, external audits, vulnerability scans, penetration tests, and engagement of third parties to conduct analyses of our information security program. We obtain cybersecurity threat intelligence from recognized forums, third parties, and other sources as part of our risk assessment process. We also maintain a risk-based approach for assessing, identifying, and managing risks from cybersecurity threats associated with third party service providers, owners, franchisees, and other companies with whom we do business.
With respect to incident response, we maintain a Global Information Security & Privacy Incident Response Plan (“IRP”), which applies globally to information security incidents involving properties owned, leased, or managed by Marriott, as well as our above-property business locations. Franchisees are responsible for information security at franchised properties and the systems and business processes related to information security that are under their direction and control. Franchisees are required to comply with brand standards relating to information security, which include an obligation to report information security incidents to us.
Our IRP sets out a coordinated, multi-functional approach for investigating, containing, and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process follows the NIST framework and focuses on four phases: (i) preparation; (ii) detection and analysis; (iii) containment, eradication, and recovery; and (iv) post-incident remediation.
We do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our overall business strategy, results of operations, or financial condition over the long term. See the discussion about the Starwood Data Security Incident under the “Litigation, Claims, and Government Investigations” caption in Note 7 of our financial statements, the discussion of the same in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the discussion of cybersecurity risk in Part I, Item 1A, “Risk Factors.”
Governance
Our Board has established a Technology and Information Security Oversight Committee (“TISOC”) to assist the Board in providing oversight of matters pertaining to technology, information security, and privacy, including risks from cybersecurity threats; management’s efforts to monitor and mitigate those risks; and significant cybersecurity incidents. The TISOC meets at least four times a year and typically receives quarterly reports from our Chief Information Security Officer (“CISO”) and other members of management. Risks from cybersecurity threats are also discussed with the full Board as part of regular legal updates and management presentations, the Board’s oversight of enterprise risk management, and periodic education sessions. The Board’s Audit Committee also receives reports regarding information security and technology-related audits conducted by our internal audit department.
To establish, implement, and evaluate our risk management policies and practices with respect to cybersecurity threats, and to facilitate the communication of such matters to the Board and to the TISOC, we have established a number of management committees, several of which include senior leaders and direct reports of the Company’s President and CEO, that serve as our policymaking and management-level governing bodies with respect to our information security and data privacy programs; oversee the implementation of our information security and data privacy risk management strategy; and identify, consider, and escalate information security and data privacy issues that may arise in our business.
Our global information security team led by our CISO works in coordination with these management committees and other cross-functional teams and is principally responsible for overseeing our information security strategy, working collaboratively with business leaders across the organization to assess, identify, and manage risks from cybersecurity threats, and to address cybersecurity incidents when they arise. Our global information security program is operated on a 24/7 basis to address risks from cybersecurity threats and to respond to cybersecurity incidents globally.
Our CISO and other members of senior management responsible for our information security program have extensive experience assessing and managing risks from cybersecurity threats, including decades of experience in information technology and information security positions; serving in information technology leadership positions at other large public companies; and having other significant experience in the areas of risk management, information technology, and information security. Our CISO has more than 26 years of experience in information technology and/or information security, including more than 12 years in such positions in the hospitality industry.
Item 2.    Properties.
Under our asset-light business model, we typically manage or franchise hotels and other lodging offerings, rather than own them. As of December 31, 2023, we owned or leased 13 hotels (4,339 rooms) in U.S. & Canada and 37 hotels (8,776 rooms) in International. Additionally, most of our regional offices, customer engagement centers, and sales offices, as well as our corporate headquarters, are in leased facilities. See Part I, Item 1, “Business,” earlier in this report, and the “Properties and Rooms” caption in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about our company-operated properties.

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
PART II
Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
At February 6, 2024, 289,485,338 shares of our Class A Common Stock (our “common stock”) were outstanding and were held by 30,822 stockholders of record. Our common stock trades on the Nasdaq Global Select Market under the trading symbol MAR.
Fourth Quarter 2023 Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023	1.5	$193.70	1.5	7.3
November 1, 2023 - November 30, 2023	1.6	$202.74	1.6	30.7
December 1, 2023 - December 31, 2023	1.6	$215.26	1.6	29.1
(1)On November 10, 2022, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. In addition, on November 9, 2023, we announced that our Board of Directors further increased our common stock repurchase authorization by 25 million shares. At year-end 2023, 29.1 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.

Item 6.     Reserved.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
A discussion regarding our financial condition and results of operations for year-end 2022 compared to year-end 2021 can be found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 14, 2023 (“2022 Form 10-K”).
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, timeshare, and other lodging properties in 139 countries and territories under more than 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: (1) U.S. & Canada and (2) International. In January 2024, we modified our segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the 2024 first quarter, we will report the following four operating segments: (1) U.S. & Canada, (2) Europe, Middle East, and Africa, (3) Asia Pacific excluding China, and (4) Greater China. Our Caribbean and Latin America operating segment will not meet the applicable criteria for separate disclosure as a reportable business segment, and as such, we will include its results in “Unallocated corporate and other.”
Terms of our management agreements vary, but our management fees generally consist of base management fees and incentive management fees. Base management fees are typically calculated as a percentage of property-level revenue. Incentive management fees are typically calculated as a percentage of a hotel profitability measure, and, in many cases (particularly in our U.S. & Canada, Europe, and Caribbean & Latin America regions), are subject to a specified owner return. Under our franchise agreements, franchise fees are typically calculated as a percentage of property-level revenue or a portion thereof. Additionally, we earn franchise fees for the use of our intellectual property, including primarily co-branded credit card fees, as well as timeshare and yacht fees, residential branding fees, franchise application and relicensing fees, and certain other licensing fees, which we refer to as “non-RevPAR related franchise fees.”
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
We define our comparable properties as our properties that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2022 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption. For 2023 compared to 2022, we had 5,375 comparable U.S. & Canada properties and 1,704 comparable International properties.
Business Trends
We saw strong global RevPAR improvement throughout 2023 compared to 2022. In 2023, worldwide RevPAR increased 14.9 percent compared to 2022, reflecting ADR growth of 5.8 percent and occupancy improvement of 5.5 percentage points. The increase in RevPAR was driven by improvement in all customer segments.
In the U.S. & Canada, RevPAR improved 8.9 percent in 2023 compared to 2022, driven by ADR growth of 4.7 percent and occupancy improvement of 2.7 percentage points. As we returned to more normalized year over year RevPAR comparisons during the year, RevPAR growth began to stabilize in the 2023 last three quarters.
In our International segment, RevPAR improved 32.6 percent in 2023 compared to 2022, driven by ADR growth of 9.7 percent and occupancy improvement of 11.7 percentage points. The improvement in RevPAR compared to 2022 was driven by strengthening demand, particularly in Greater China and Asia Pacific excluding China, which were impacted by COVID-19 and government-imposed travel restrictions for much or all of 2022.
Starwood Data Security Incident
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
System Growth and Pipeline
Our system grew from 8,288 properties (1,525,407 rooms) at year-end 2022 to 8,785 properties (1,597,380 rooms) at year-end 2023. The increase compared to year-end 2022 reflected gross additions of 558 properties (81,281 rooms), including 149 properties (17,300 rooms) from the City Express brand acquisition, and deletions of 63 properties (9,430 rooms). Our 2023 gross room additions included approximately 60,500 rooms located outside U.S. & Canada and roughly 16,300 rooms converted from competitor brands.
At year-end 2023, we had nearly 3,400 hotels and roughly 573,000 rooms in our development pipeline, which includes over 21,000 rooms approved for development but not yet under signed contracts. More than 232,000 rooms in the pipeline, or 41 percent, were under construction at year-end 2023, including approximately 37,000 rooms from the exclusive, long-term strategic licensing agreement with MGM Resorts International that we announced in July 2023. Over half of the rooms in our development pipeline are outside U.S. & Canada.
In 2023, we signed a record number of management, franchise and license agreements for approximately 164,000 organic rooms, of which nearly 65,000 rooms are conversions and approximately 91,000 rooms are located in the U.S. and Canada, in each case, including 37,000 rooms under our agreement with MGM Resorts International discussed above. Contracts signed in 2023 reflected the Company’s strength in the luxury tier, with 58 luxury hotel agreements signed. In 2023, we also entered the Midscale segment through the City Express brand acquisition discussed above, and announced our plans for further Midscale expansion with the launch of two new brands, Four Points Express by Sheraton and StudioRes.
In 2024, we expect net rooms growth of 5.5 to 6.0 percent, including an anticipated 2.3 percent increase as a result of the expected addition of rooms to our system under our agreement with MGM Resorts International discussed above. The first of such MGM properties joined our system in January 2024, and the remaining properties are expected to join by the end of the 2024 first quarter.
Properties and Rooms
At year-end 2023, we operated, franchised, and licensed the following properties and rooms:

	Managed		Franchised/Licensed		Owned/Leased		Residential		Total
	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms	Properties	Rooms
U.S. & Canada	624	215,246	5,259	752,630	13	4,339	69	7,416	5,965	979,631
International	1,422	360,717	1,210	218,830	37	8,776	57	6,532	2,726	594,855
Timeshare	—	—	93	22,745	—	—	—	—	93	22,745
Yacht	—	—	1	149	—	—	—	—	1	149
Total	2,046	575,963	6,563	994,354	50	13,115	126	13,948	8,785	1,597,380

Lodging Statistics
The following table presents RevPAR, occupancy, and ADR statistics for comparable properties for 2023, and 2023 compared to 2022. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	RevPAR		Occupancy			Average Daily Rate
	2023	vs. 2022	2023	vs. 2022		2023	vs. 2022
Comparable Company-Operated Properties
U.S. & Canada	$171.81	10.2%	68.9%	3.7%	pts.	$249.25	4.3%
Greater China	$88.18	80.3%	68.9%	22.4%	pts.	$128.03	21.7%
Asia Pacific excluding China	$117.33	41.9%	69.5%	11.5%	pts.	$168.86	18.4%
Caribbean & Latin America	$168.44	13.8%	64.0%	4.4%	pts.	$263.19	6.0%
Europe	$183.67	21.2%	70.7%	7.7%	pts.	$259.65	8.0%
Middle East & Africa	$128.99	12.5%	67.6%	3.2%	pts.	$190.71	7.2%
International - All (1)	$120.78	35.6%	68.8%	13.1%	pts.	$175.62	9.7%
Worldwide (2)	$142.69	21.2%	68.8%	9.1%	pts.	$207.27	5.1%
Comparable Systemwide Properties
U.S. & Canada	$128.25	8.9%	69.8%	2.7%	pts.	$183.83	4.7%
Greater China	$82.77	78.6%	67.9%	22.2%	pts.	$121.91	20.2%
Asia Pacific excluding China	$117.89	43.2%	69.4%	10.9%	pts.	$169.93	20.7%
Caribbean & Latin America	$142.85	13.9%	64.7%	4.2%	pts.	$220.73	6.5%
Europe	$142.88	21.8%	68.7%	8.3%	pts.	$207.86	7.2%
Middle East & Africa	$120.67	14.7%	66.6%	2.9%	pts.	$181.18	9.7%
International - All (1)	$116.81	32.6%	67.9%	11.7%	pts.	$172.05	9.7%
Worldwide (2)	$124.70	14.9%	69.2%	5.5%	pts.	$180.24	5.8%

(1)Includes Greater China, Asia Pacific excluding China, Caribbean & Latin America, Europe, and Middle East & Africa.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for 2023 compared to 2022. Also see the “Business Trends” section above for further discussion.
Fee Revenues

($ in millions)	2023	2022	Change 2023 vs. 2022
Base management fees	$1,238	$1,044	$194	19%
Franchise fees	2,831	2,505	326	13%
Incentive management fees	755	529	226	43%
Gross fee revenues	4,824	4,078	746	18%
Contract investment amortization	(88)	(89)	1	1%
Net fee revenues	$4,736	$3,989	$747	19%
The increase in base management fees primarily reflected higher RevPAR and unit growth.
The increase in franchise fees primarily reflected higher RevPAR, unit growth ($99 million), and higher non-RevPAR related franchise fees ($50 million). Non-RevPAR related franchise fees of $832 million in 2023 increased primarily due to higher co-branded credit card fees ($55 million).
The increase in incentive management fees primarily reflected higher profits at many managed hotels. In 2023, we earned incentive management fees from 68 percent of our managed properties worldwide, compared to 61 percent in 2022. We earned incentive management fees from 31 percent of our U.S. & Canada managed properties and 85 percent of our International managed properties in 2023, compared to 29 percent in U.S. & Canada and 76 percent in International in 2022. In addition, 65 percent of our total incentive management fees in 2023 came from our International managed properties versus 58 percent in 2022.

Owned, Leased, and Other

($ in millions)	2023	2022	Change 2023 vs. 2022
Owned, leased, and other revenue	$1,564	$1,367	$197	14%
Owned, leased, and other - direct expenses	1,165	1,074	91	8%
Owned, leased, and other, net	$399	$293	$106	36%
Owned, leased, and other revenue, net of direct expenses, increased primarily due to stronger results at our owned and leased properties, $46 million of higher termination fees, primarily related to one development project in U.S. & Canada, and an estimated monetary payment of $31 million recorded in 2022 related to a portfolio of 12 leased hotels in the U.S. & Canada, partially offset by $29 million of subsidies received in 2022 for certain of our leased hotels under German government COVID-19 assistance programs.
Cost Reimbursements

($ in millions)	2023	2022	Change 2023 vs. 2022
Cost reimbursement revenue	$17,413	$15,417	$1,996	13%
Reimbursed expenses	17,424	15,141	2,283	15%
Cost reimbursements, net	$(11)	$276	$(287)	(104)%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from property owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively. See Note 2 for more information about the accounting for cost reimbursements, including our Loyalty Program.
The decrease in cost reimbursements, net primarily reflected Loyalty Program activity, primarily due to lower program revenues and higher program expenses, higher expenses related to our insurance program, and higher marketing expenses.
Other Operating Expenses

($ in millions)	2023	2022	Change 2023 vs. 2022
Depreciation, amortization, and other	$189	$193	$(4)	(2)%
General, administrative, and other	1,011	891	120	13%
Merger-related charges and other	60	12	48	400%
General, administrative, and other expenses increased primarily due to higher administrative and compensation costs and higher litigation accruals.
Merger-related charges and other expenses increased primarily due to the Data Security Incident discussed in Note 7.
Non-Operating Income (Expense)

($ in millions)	2023	2022	Change 2023 vs. 2022
Gains and other income, net	$40	$11	$29	264%
Interest expense	(565)	(403)	(162)	(40)%
Interest income	30	26	4	15%
Equity in earnings	9	18	(9)	(50)%
Gains and other income, net increased primarily due to a gain on the sale of a hotel in the Caribbean & Latin America region ($24 million).
Interest expense increased primarily due to higher commercial paper borrowings and interest rates ($71 million), higher debt balances driven by Senior Notes issuances, net of maturities ($70 million), and higher interest rates on floating rate debt, including the effect of interest rate swaps ($19 million).
Equity in earnings decreased primarily due to gains recorded in the prior year on the sale of properties held by equity method investees ($23 million).

Income Taxes

($ in millions)	2023	2022	Change 2023 vs. 2022
Provision for income taxes	$(295)	$(756)	$461	61%
Our tax provision decreased in 2023, compared to our tax provision in 2022, primarily due to intellectual property restructuring transactions completed during 2023 resulting in non-U.S. tax benefits ($228 million), the release of a tax valuation allowance as the Company concluded it is more likely than not to recognize non U.S. tax benefits ($223 million), and the current year release of tax reserves ($103 million), which was mostly due to the completion of a prior year tax audit. The decrease was partially offset by the increase in operating income ($61 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments. Also see the “Business Trends” section above for further discussion.

($ in millions)	2023	2022	Change 2023 vs. 2022
U.S. & Canada
Segment revenues	$17,696	$15,753	$1,943	12%
Segment profit	2,724	2,446	278	11%
International
Segment revenues	4,455	3,486	969	28%
Segment profit	1,121	794	327	41%

	Properties				Rooms
	December 31, 2023	December 31, 2022	vs. December 31, 2022		December 31, 2023	December 31, 2022	vs. December 31, 2022
U.S. & Canada	5,965	5,846	119	2%	979,631	964,412	15,219	2%
International	2,726	2,348	378	16%	594,855	538,101	56,754	11%
U.S. & Canada
U.S. & Canada segment profit increased primarily due to the following:
•$313 million of higher gross fee revenues, primarily reflecting higher RevPAR driven by increases in both ADR and occupancy, unit growth, and higher profits at certain managed hotels; and
•$73 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting $57 million of higher termination fees, primarily related to one development project, and a $31 million estimated monetary payment recorded in 2022 related to a portfolio of 12 leased hotels;
partially offset by:
•$77 million of lower cost reimbursement revenue, net of reimbursed expenses.

International
International segment profit increased primarily due to the following:
•$373 million of higher gross fee revenues, primarily reflecting higher profits at certain managed hotels, higher RevPAR driven by increases in both occupancy and ADR in all regions, and unit growth, partially offset by net unfavorable foreign exchange rates;
•$24 million of higher gains and other income, net, primarily reflecting a gain on the sale of a hotel in the Caribbean & Latin America region ($24 million); and
•$3 million of higher owned, leased, and other revenue, net of direct expenses, primarily reflecting stronger results at our owned and leased properties ($43 million), partially offset by subsidies received in 2022 for certain of our leased hotels under German government COVID-19 assistance programs ($29 million);
partially offset by:
•$32 million of lower cost reimbursement revenue, net of reimbursed expenses; and
•$55 million of higher general, administrative, and other expenses, primarily reflecting higher litigation accruals and higher compensation costs.
LIQUIDITY AND CAPITAL RESOURCES
Our Credit Facility
We are party to a $4.5 billion multicurrency revolving credit agreement (the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (which generally have short-term maturities of 45 days or less) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
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
Cash from Operations
Net cash provided by operating activities increased by $807 million in 2023 compared to 2022, primarily due to higher net income (adjusted for non-cash items), working capital changes driven by accounts receivable timing, and higher cash generated by our Loyalty Program, partially offset by higher cash paid for income taxes. Cash inflow from our Loyalty Program in 2020 included $920 million of cash received from the prepayment of certain future revenues under the 2020 amendments to our existing U.S.-issued co-branded credit card agreements, which reduced the amount of cash we received from these card issuers in subsequent years, until such reductions ended as of year-end 2023.
Our ratio of current assets to current liabilities was 0.4 to 1.0 at year-end 2023 and 0.5 to 1.0 at year-end 2022. We have significant borrowing capacity under our Credit Facility should we need additional working capital.

Investing Activities Cash Flows
Capital Expenditures and Other Investments. We made capital and technology expenditures of $452 million in 2023 and $332 million in 2022. Capital and technology expenditures in 2023 increased by $120 million compared to 2022, primarily due to higher spending on our worldwide technology systems transformation, the overwhelming portion of which is expected to be reimbursed over time. We also had cash outflows of $101 million in 2023 due to the City Express brand acquisition, which we discuss in Note 3.
We expect capital expenditures and other investments will total approximately $1.0 billion to $1.2 billion for 2024, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $250 million for maintenance capital spending). Our anticipated capital and technology expenditures include $200 million of spending related to our option to purchase the land underlying the Sheraton Grand Chicago, which we discuss in Note 7.
Dispositions. Property and asset sales generated $71 million of cash proceeds in 2023 and $1 million in 2022.
Over time, we have sold lodging properties, both completed and under development, generally subject to long-term management agreements. The ability of third-party purchasers to raise the debt and equity capital necessary to acquire such properties depends in part on the perceived risks in the lodging industry and other constraints inherent in the capital markets. We monitor the status of the capital markets and regularly evaluate the potential impact of changes in capital market conditions on our business operations. We have made, and expect to continue making, selective and opportunistic investments to add units to our lodging business, which may include property acquisitions and renovations, new construction, loans, guarantees, and equity investments. Over time, we seek to minimize capital invested in our business through asset sales subject to long-term management or franchise agreements.
Loan Activity. From time to time, we make loans to owners of hotels that we operate or franchise. Loan advances, net of loan collections, amounted to $16 million in 2023, compared to net collections of $3 million in 2022. At year-end 2023, we had $169 million of loans outstanding, compared to $162 million outstanding at year-end 2022.
Financing Activities Cash Flows
Debt. Debt increased by $1,809 million in 2023, to $11,873 million at year-end 2023 from $10,064 million at year-end 2022, primarily due to the issuance of our Series LL Notes and Series MM Notes ($1,135 million) and Series KK Notes ($783 million), and higher outstanding commercial paper borrowings ($546 million), partially offset by the maturity of our Series Z Notes and Series U Notes ($350 million and $291 million, respectively). See Note 9 for additional information on Senior Notes issuances.
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At year-end 2023, our long-term debt had a weighted average interest rate of 4.5 percent and a weighted average maturity of approximately 5.0 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.8 to 1.0 at year-end 2023.
See the “Our Credit Facility” caption in this “Liquidity and Capital Resources” section for more information on our Credit Facility.
Share Repurchases and Dividends. We repurchased 21.5 million shares of our common stock for $3.9 billion in 2023. Year-to-date through February 9, 2024, we repurchased 1.3 million shares for $300 million. For additional information, see “Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” in Part II, Item 5.
Our Board declared the following quarterly cash dividends in 2023: (1) $0.40 per share declared on February 10, 2023 and paid on March 31, 2023 to stockholders of record on February 24, 2023; (2) $0.52 per share declared on May 12, 2023 and paid on June 30, 2023 to stockholders of record on May 26, 2023; (3) $0.52 per share declared on August 3, 2023 and paid on September 29, 2023 to stockholders of record on August 17, 2023; and (4) $0.52 per share declared on November 9, 2023 and paid on December 29, 2023 to stockholders of record on November 22, 2023. Our Board declared a cash dividend of $0.52 per share on February 8, 2024, payable on March 29, 2024 to stockholders of record on February 22, 2024.

We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
Our material cash requirements include the following contractual obligations and off-balance sheet arrangements.
•At year-end 2023, we had $13,937 million of debt, including principal and future interest payments, of which $972 million is payable within the next 12 months from year-end 2023. See Note 9 for further information about our long-term debt.
•We enter into operating and finance leases primarily for hotels, offices, and equipment, which are discussed in Note 8.
•At December 31, 2023, projected Deemed Repatriation Transition Tax payments under the U.S. tax legislation enacted on December 22, 2017, commonly referred to as the 2017 Tax Cuts and Jobs Act, totaled $243 million, of which $108 million is payable within the next 12 months from year-end 2023.
•The Company also had guarantees, a contingent purchase obligation, commitments, and letters of credit as of year-end 2023, which are discussed in Note 7. With the exception of the Sheraton Grand Chicago put option discussed in Note 7, the majority of our remaining guarantee commitments are not expected to be funded within the next 12 months from year-end 2023. In addition to the purchase obligations discussed in Note 7, in the normal course of business, we enter into purchase commitments and incur other obligations to manage the daily operating needs of the hotels that we manage. Since our contracts with owners require reimbursement for these amounts, these obligations are expected to have minimal impact on our net income and cash flow.
NEW ACCOUNTING STANDARDS
We do not expect that accounting standard updates issued to date and that are effective after December 31, 2023 will have a material effect on our Financial Statements.
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
See Note 2 for further information related to our critical accounting policies and estimates, which are as follows:
Loyalty Program, including how we estimate the breakage of hotel points, credit card points, and free night certificates, the volume of points and free night certificates that will be issued under our co-branded credit card agreements, the amount of consideration to which we will be entitled under our co-branded credit card agreements, and the stand-alone selling prices of goods and services provided under our co-branded credit card agreements. Changes in these estimates could result in material changes to our liability for guest loyalty program and Loyalty Program revenue. Based on the conditions existing at December 31, 2023 and holding other factors constant, a one percent decrease in our estimate of the breakage of points could result in an increase in the liability for guest loyalty program of approximately $50 million. The breakage impact may vary significantly depending on the specific Loyalty Program points for which the anticipated breakage changes.
Goodwill, including how we evaluate the fair value of reporting units and when we record an impairment loss on goodwill. During the 2023 fourth quarter, we conducted our annual goodwill impairment test, and no impairment charges were recorded. The estimated fair values of all our reporting units significantly exceeded their carrying amounts at the date of their most recent estimated fair value determination.
Intangibles and Long-Lived Assets, including how we evaluate the fair value of intangibles and long-lived assets and when we record impairment losses on intangibles and long-lived assets. During 2023, we evaluated our intangibles and long-lived asset groups for impairment and did not record any material impairment charges. The estimated fair values of all our indefinite-lived intangible assets significantly exceeded their carrying amounts at the date of their most recent estimated fair value determination.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk primarily from changes in interest rates and currency exchange rates. We manage our exposure to these risks by monitoring available financing alternatives, through the development and application of credit granting policies, and by entering into derivative arrangements. We do not foresee any significant changes in either our exposure to fluctuations in interest rates or currency rates or how we manage such exposure in the future.
We use derivative instruments, including cash flow hedges, fair value hedges, net investment in non-U.S. operations hedges, and other derivative instruments, as part of our overall strategy to manage our exposure to market risks associated with fluctuations in interest rates and currency exchange rates. We continue to have exposure to such risks to the extent they are not hedged. See Note 2 for more information on derivative instruments. We use forward contracts not designated as hedging instruments to manage currency exchange rate risk associated with certain cash and intercompany loan balances. We intend to offset the gains and losses related to these forward contracts with the gains and losses related to the remeasurement of our cash and intercompany loan balances, such that there is a negligible effect on earnings. We do not consider the fair value or earnings impact of these forward contracts to be material to our consolidated financial statements.
We are exposed to interest rate risk on our floating-rate notes receivable and floating-rate debt, including the effect of interest rate swaps. Changes in interest rates also impact the fair value of our fixed-rate notes receivable and the fair value of our fixed-rate long-term debt.
The following table sets forth the scheduled maturities and the total fair value as of year-end 2023 for our financial instruments that are impacted by interest rate risk:

	Maturities by Period
(in millions)	2024	2025	2026	2027	2028	There- after	Total Carrying Amount	Total Fair Value
Assets - Maturities represent expected principal receipts. Fair values represent assets.
Fixed-rate notes receivable	$23	$7	$6	$4	$2	$15	$57	$53
Average interest rate							1.09%
Floating-rate notes receivable	$8	$73	$4	$—	$20	$7	$112	$109
Average interest rate							6.60%
Liabilities - Maturities represent expected principal payments. Fair values represent liabilities.
Fixed-rate debt	$—	$(1,301)	$(1,192)	$(987)	$(1,435)	$(4,861)	$(9,776)	$(9,445)
Average interest rate							4.20%
Floating-rate debt	$(545)	$—	$—	$(1,421)	$—	$—	$(1,966)	$(1,966)
Average interest rate							6.06%

Item 8.    Financial Statements.
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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”).

Based on this assessment, management has concluded that, applying the COSO criteria, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Marriott International, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Marriott International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 13, 2024 expressed an unqualified opinion thereon.

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
February 13, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Marriott International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Marriott International, Inc. (the Company) as of December 31, 2023, and 2022, the related consolidated statements of income, comprehensive income, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 13, 2024 expressed an unqualified opinion thereon.
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
During 2023 the Company recognized $2,798 million of revenues previously deferred as of December 31, 2022, and had deferred revenue of $7,006 million as of December 31, 2023 associated with the Marriott Bonvoy guest loyalty program (the “Loyalty Program”). As discussed in Note 2 to the financial statements, the Company recognizes revenue for performance obligations relating to Loyalty Program points and free night certificates as they are redeemed and the related performance obligations are satisfied. The Company recognizes a portion of revenue for the Licensed IP performance obligation under the sales-based royalty criteria, with the remaining portion recognized on a straight-line basis over the contract term. Revenue is recognized utilizing complex models based upon the estimated standalone selling price per point and per free night certificate, which includes judgment in making the estimates of variable consideration and breakage of points.

Auditing Loyalty Program results is complex due to: (1) the complexity of models and high volume of data used to monitor and account for Loyalty Program results and (2) the complexity and judgment of estimating the standalone selling price per Loyalty Program point, including both the estimate of variable consideration under the Company’s co-branded credit card agreements which has significant estimation uncertainty associated with projecting future cardholder spending and redemption activity, and the estimated breakage of Loyalty Program points which requires the use of specialists.

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
During 2023 the Company recognized $1,011 million of general and administrative expenses and $17,424 million of reimbursed expenses. As discussed in Note 2 to the financial statements, the Company incurs certain expenses that are for the benefit of, and reimbursable from, hotel owners and franchisees. Such amounts are recorded in the period in which the expense is incurred and include judgment with respect to the allocation of certain costs between general and administrative expenses, which are non-reimbursable, and reimbursed expenses.

Auditing the classification of general and administrative expenses and reimbursed expenses is complex due to: (1) judgment associated with testing management’s conclusions regarding the allocation of costs between reimbursable and non-reimbursable expenses and (2) incentives within management’s compensation structure designed to achieve certain financial targets that exclude the impact of reimbursed expenses.

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

To test the recognition of reimbursed expenses for appropriate classification, we performed audit procedures that included, among others, (1) testing manual journal entries made to reimbursed expenses and general and administrative expenses and (2) performing analytical procedures over total reimbursed expenses and general and administrative expenses in order to identify any trends or indicators of material errors in the classification of expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Tysons, Virginia
February 13, 2024

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
Fiscal Years 2023, 2022, and 2021
(in millions, except per share amounts)

	2023	2022	2021
REVENUES
Base management fees	$1,238	$1,044	$669
Franchise fees	2,831	2,505	1,790
Incentive management fees	755	529	235
Gross fee revenues	4,824	4,078	2,694
Contract investment amortization	(88)	(89)	(75)
Net fee revenues	4,736	3,989	2,619
Owned, leased, and other revenue	1,564	1,367	796
Cost reimbursement revenue (1)	17,413	15,417	10,442
	23,713	20,773	13,857
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	1,165	1,074	734
Depreciation, amortization, and other	189	193	220
General, administrative, and other	1,011	891	823
Merger-related charges and other	60	12	8
Reimbursed expenses (1)	17,424	15,141	10,322
	19,849	17,311	12,107
OPERATING INCOME	3,864	3,462	1,750
Gains and other income, net	40	11	10
Loss on extinguishment of debt	—	—	(164)
Interest expense	(565)	(403)	(420)
Interest income	30	26	28
Equity in earnings (losses) (1)	9	18	(24)
INCOME BEFORE INCOME TAXES	3,378	3,114	1,180
Provision for income taxes	(295)	(756)	(81)
NET INCOME	$3,083	$2,358	$1,099
EARNINGS PER SHARE
Earnings per share – basic	$10.23	$7.27	$3.36
Earnings per share – diluted	$10.18	$7.24	$3.34
(1)See Note 15 for disclosure of related party amounts.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Fiscal Years 2023, 2022, and 2021
(in millions)

	2023	2022	2021
Net income	$3,083	$2,358	$1,099
Other comprehensive income (loss)
Foreign currency translation adjustments	86	(389)	(212)
Other adjustments, net of tax	(4)	2	5
Total other comprehensive income (loss), net of tax	82	(387)	(207)
Comprehensive income	$3,165	$1,971	$892

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
Fiscal Years-Ended 2023 and 2022
(in millions)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and equivalents	$338	$507
Accounts and notes receivable, net	2,712	2,571
Prepaid expenses and other	261	235
	3,311	3,313
Property and equipment, net	1,581	1,585
Intangible assets
Brands	5,907	5,812
Contract acquisition costs and other	3,283	2,935
Goodwill	8,886	8,872
	18,076	17,619
Equity method investments	308	335
Notes receivable, net	138	152
Deferred tax assets	673	240
Operating lease assets	929	987
Other noncurrent assets	658	584
	$25,674	$24,815
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Current portion of long-term debt	$553	$684
Accounts payable	738	746
Accrued payroll and benefits	1,390	1,299
Liability for guest loyalty program	3,328	3,314
Accrued expenses and other	1,753	1,296
	7,762	7,339
Long-term debt	11,320	9,380
Liability for guest loyalty program	3,678	3,280
Deferred tax liabilities	209	313
Deferred revenue	1,018	1,059
Operating lease liabilities	887	1,034
Other noncurrent liabilities	1,482	1,842
Stockholders’ (deficit) equity
Class A Common Stock	5	5
Additional paid-in-capital	6,051	5,965
Retained earnings	14,838	12,342
Treasury stock, at cost	(20,929)	(17,015)
Accumulated other comprehensive loss	(647)	(729)
	(682)	568
	$25,674	$24,815
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal Years 2023, 2022, and 2021
(in millions)

	2023	2022	2021
OPERATING ACTIVITIES
Net income	$3,083	$2,358	$1,099
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	277	282	295
Stock-based compensation	205	192	182
Income taxes	(612)	280	(281)
Liability for guest loyalty program	301	(119)	(28)
Contract acquisition costs	(221)	(149)	(210)
Merger-related charges and other	47	(8)	(10)
Working capital changes	69	(542)	110
Loss on extinguishment of debt	—	—	164
Other	21	69	(144)
Net cash provided by operating activities	3,170	2,363	1,177
INVESTING ACTIVITIES
Capital and technology expenditures	(452)	(332)	(183)
Asset acquisition	(101)	—	—
Dispositions	71	1	12
Loan advances	(77)	(11)	(13)
Loan collections	61	14	40
Other	33	31	(43)
Net cash used in investing activities	(465)	(297)	(187)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	546	(182)	150
Issuance of long-term debt	1,918	983	1,793
Repayment of long-term debt	(684)	(804)	(2,174)
Issuance of Class A Common Stock	29	—	2
Debt extinguishment costs	—	—	(155)
Dividends paid	(587)	(321)	—
Purchase of treasury stock	(3,953)	(2,566)	—
Stock-based compensation withholding taxes	(108)	(89)	(90)
Other	(25)	17	11
Net cash used in financing activities	(2,864)	(2,962)	(463)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(159)	(896)	527
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	525	1,421	894
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$366	$525	$1,421
(1)The 2023 amounts include beginning restricted cash of $18 million at December 31, 2022 and ending restricted cash of $28 million at December 31, 2023, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Fiscal Years 2023, 2022, and 2021
(in millions, except per share amounts)

Common Shares Outstanding			Total	Class A Common Stock	Additional Paid-in- Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
324.4		Balance at December 31, 2020	$430	$5	$5,851	$9,206	$(14,497)	$(135)
—		Net income	1,099	—	—	1,099	—	—
—		Other comprehensive loss	(207)	—	—	—	—	(207)
1.9		Stock-based compensation plans	92	—	41	—	51	—
326.3		Balance at December 31, 2021	1,414	5	5,892	10,305	(14,446)	(342)
—		Net income	2,358	—	—	2,358	—	—
—		Other comprehensive loss	(387)	—	—	—	—	(387)
—		Dividends ($1.00 per share)	(321)	—	—	(321)	—	—
1.1		Stock-based compensation plans	104	—	73	—	31	—
(16.8)		Purchase of treasury stock	(2,600)	—	—	—	(2,600)	—
310.6		Balance at December 31, 2022	568	5	5,965	12,342	(17,015)	(729)
—		Net income	3,083	—	—	3,083	—	—
—		Other comprehensive income	82	—	—	—	—	82
—		Dividends ($1.96 per share)	(587)	—	—	(587)	—	—
1.4		Stock-based compensation plans	126	—	86	—	40	—
(21.5)		Purchase of treasury stock	(3,954)	—	—	—	(3,954)	—
290.5	(1)	Balance at December 31, 2023	$(682)	$5	$6,051	$14,838	$(20,929)	$(647)
(1)Our restated certificate of incorporation authorizes 800,000,000 shares of our common stock, with a par value of $0.01 per share and 10,000,000 shares of preferred stock, without par value. At year-end 2023, we had 290,539,975 of these authorized shares of our common stock and no preferred stock outstanding.

See Notes to Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
The consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Consolidated Financial Statements as our “Financial Statements,” (2) our Consolidated Statements of Income as our “Income Statements,” (3) our Consolidated Balance Sheets as our “Balance Sheets,” (4) our Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean and Latin America, Europe, Middle East and Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Consolidated Financial Statements, unless otherwise stated.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position at fiscal year-end 2023 and fiscal year-end 2022 and the results of our operations and cash flows for fiscal years 2023, 2022, and 2021. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
Base Management and Incentive Management Fees: For our managed properties, we have performance obligations to provide hotel management services and a license to our intellectual property for the use of our brand names. As compensation for such services, we are generally entitled to receive base fees, which are a percentage of the revenues of properties, and incentive management fees, which are generally based on a measure of hotel profitability. Both the base and incentive management fees are variable consideration, as the transaction price is based on a percentage of revenue or profit, as defined in each contract. We recognize base management fees on a monthly basis over the term of the agreement as those amounts become payable. We recognize incentive management fees on a monthly basis over the term of the agreement based on each property’s financial results, as long as we do not expect a significant reversal due to projected future hotel performance or cash flows in future periods.
Franchise Fee and Royalty Fee Revenue: For our franchised properties, we have a performance obligation to provide franchisees and operators a license to our intellectual property for use of certain of our brand names. As compensation for such services, we are typically entitled to initial application fees and ongoing royalty fees. Our ongoing royalty fees represent variable consideration, as the transaction price is based on a percentage of certain revenues of the properties, as defined in each contract. We recognize royalty fees on a monthly basis over the term of the agreement as those amounts become payable. Initial application and relicensing fees are fixed consideration payable upon submission of a franchise application or renewal and are recognized on a straight-line basis over the initial or renewal term of the franchise agreements.
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

Under our management and franchise agreements, hotel owners and franchisees participate in certain centralized programs and services, such as marketing, sales, reservations, and insurance programs. We operate these programs and services for the benefit of our hotel owners. We do not operate these programs and services to generate a profit over the long term, and accordingly, when we recover the costs that we incur for these programs and services from our hotel owners, we do not seek a mark-up. The amounts we charge for these programs and services are generally a combination of fixed fees and variable fees based on sales or other metrics and are payable on a monthly basis. We generally recognize revenue within the “Cost reimbursement revenue” caption of our Income Statements when the amounts may be billed to hotel owners, and we recognize expenses within the “Reimbursed expenses” caption as they are incurred. This pattern of recognition results in timing differences between the costs incurred for centralized programs and services and the related reimbursement from hotel owners in our operating and net income. Over the long term, these programs and services are not designed to impact our economics, either positively or negatively. In addition, we present in the “Reimbursed expenses” caption of our Income Statements spending funded by the proceeds ($664 million, $425 million after-tax) from the 2017 sale of our interest in Avendra LLC, which we committed would be used for the benefit of hotels in our system. Such spending totaled $161 million ($120 million after-tax) in 2023, $69 million ($52 million after-tax) in 2022, and $56 million ($42 million after-tax) in 2021.
Other Revenue: Includes Global Design fees, which we describe below, termination fees, and other property and brand revenues. We generally recognize termination fees when collection is probable and other revenue as services are rendered. Amounts received in advance are deferred as liabilities.
We provide certain hotel design and construction review (“Global Design”) services to our managed and franchised hotel owners, generally during the period prior to a hotel’s opening or during the period a hotel is converting to a Marriott brand (the “pre-opening period”). As compensation for such services, we may be entitled to receive a fixed fee that is payable during the pre-opening period of the hotel. As these services are not a distinct performance obligation, we recognize the fees on a straight-line basis over the initial term of the management or franchise agreement within the “Owned, leased, and other revenue” caption of our Income Statements.
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
Under our Loyalty Program, we have a performance obligation to provide or arrange for the provision of goods or services for free or at a discount to Loyalty Program members in exchange for the redemption of points earned from past activities. We operate our Loyalty Program as a cross-brand marketing program to participating properties. Our management and franchise agreements require that properties reimburse us for a portion of the costs of operating the Loyalty Program, with no added mark-up, including costs related to the following activities, which we expense as incurred in our “Reimbursed expenses” caption of our Income Statements: marketing, promotion, and communications and services provided to Loyalty Program members. We generally receive monthly cash contributions from managed, franchised, owned, and leased properties based on a portion of qualified spend by Loyalty Program members (when the points are earned). We recognize these contributions into revenue as we provide the related service (when the points are redeemed). The amount of revenue we recognize upon point redemption is based on a blend of historical funding rates and is impacted by our estimate of the “breakage” for points that members will never redeem. We estimate breakage based on our historical experience and expectations of future member behavior. We recognize revenue net of the redemption cost within our “Cost reimbursement revenue” caption on our Income Statements, as our performance obligation is to facilitate the transaction between the Loyalty Program member and the managed or franchised property or program partner. Our redemption cost, which is generally based on redemption rates that can increase in periods in which occupancy at the property exceeds a certain threshold, could be higher or lower than our revenue recognized in any given period.

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
Our current and noncurrent deferred revenue decreased by $108 million, to $1,223 million at December 31, 2023, from $1,331 million at December 31, 2022, primarily as a result of $274 million of revenue recognized in 2023 that was deferred as of December 31, 2022, as well as the reclassification from deferred revenue to the liability for guest loyalty program, which we discuss below. The decrease was partially offset by revenue deferred in 2023 related to our gift cards, co-branded credit cards, franchise application and relicensing fees, and certain centralized programs and services fees.
Our current and noncurrent liability for guest loyalty program increased by $412 million, to $7,006 million at December 31, 2023, from $6,594 million at December 31, 2022, primarily reflecting an increase in points earned by members. This includes a $112 million reclassification from deferred revenue to the liability for guest loyalty program primarily due to points that were earned during the period by members using our U.S.-issued co-branded credit cards, which were prepaid by the financial institutions in 2020. The increase was partially offset by $2,798 million of revenue recognized in 2023, that was deferred as of December 31, 2022. At each reporting period, we evaluate the estimates used in the recognition of Loyalty Program revenues, including estimates of the breakage of points that members will never redeem and the amount of funding we expect to receive over the life of the agreements with various third parties. In 2023, the updated estimates resulted in a net decrease in revenue, and a corresponding increase in the liability for guest loyalty program of approximately $148 million.
Costs Incurred to Obtain and Fulfill Contracts with Customers
We incur certain costs to obtain and fulfill contracts with customers, which we capitalize and amortize on a straight-line basis over the initial, non-cancellable term of the contract. We classify incremental costs of obtaining a contract with a customer in the “Contract acquisition costs and other” caption of our Balance Sheets, the related amortization in the “Contract investment amortization” caption of our Income Statements, and the cash flow impact in the “Contract acquisition costs” caption of our Statements of Cash Flows. We assess the assets for impairment when events or changes in circumstances indicate that we may not be able to recover the carrying amount. We recognize an impairment loss for the amount by which the carrying amount exceeds the expected net future cash flows. We classify certain direct costs to fulfill a contract with a customer in the “Other noncurrent assets” and “Prepaid expenses and other” captions of our Balance Sheets, and the related amortization in the “Owned, leased, and other - direct” caption of our Income Statements. We had capitalized costs to fulfill contracts with customers of $402 million at December 31, 2023 and $379 million at December 31, 2022. See Note 10 for information on capitalized costs incurred to obtain contracts with customers.
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
Retirement Savings Plan
We contribute to tax-qualified retirement plans for the benefit of U.S. employees who meet certain eligibility requirements and choose to participate in the plans. Participating employees specify the percentage or amount of salary they wish to contribute from their compensation, and the Company typically makes matching or supplemental contributions. We recognized compensation costs from Company contributions of $215 million in 2023, $137 million in 2022, and $80 million in 2021.
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
Advertising Costs
We expense costs to produce advertising as they are incurred and to communicate advertising as the communication occurs and record such amounts in our “Reimbursed expenses” caption of our Income Statements to the extent undertaken on behalf of our owners and franchisees. We recognized advertising costs of $794 million in 2023, $635 million in 2022, and $470 million in 2021.
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
For tax positions we have taken or expect to take in a tax return, we apply a more likely than not threshold (that is, a likelihood of more than 50 percent), under which we must conclude a tax position is more likely than not to be sustained, assuming that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information, to recognize the benefit. In determining our provision for income taxes, we use judgment, reflecting our estimates and assumptions, in applying the more likely than not threshold. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expense. See Note 6 for further information.

Cash and Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at date of purchase to be cash equivalents.
Accounts Receivable
Our accounts receivable primarily consist of amounts due from hotel owners with whom we have management and franchise agreements and include reimbursements of costs we incurred on behalf of managed and franchised properties. We record an allowance for credit losses measured over the contractual life of the instrument based on an assessment of historical collection activity and current and forecasted future economic conditions by region. Our allowance for credit losses was $197 million at December 31, 2023 and $191 million at December 31, 2022. The increase during 2023 was primarily due to our provision for credit losses, partially offset by write-offs of amounts deemed uncollectible. Our provision for credit losses totaled $29 million in 2023, $27 million in 2022, and $22 million in 2021.
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
We calculate the estimated fair value of an intangible asset or asset group using the income approach or the market approach. We utilize the same assumptions and methodology for the income approach that we describe in the “Goodwill” caption of our Balance Sheets. For the market approach, we use internal analyses based primarily on market comparables and assumptions about market capitalization rates, growth rates, and inflation.
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

Derivative Instruments
We record derivatives at fair value. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how we reflect the change in fair value of the derivative instrument in our Financial Statements. A derivative qualifies for hedge accounting if, at inception, we expect the derivative will be highly effective in offsetting the underlying hedged cash flows or fair value and we fulfill the hedge documentation standards at the time we enter into the derivative contract. We designate a hedge as a cash flow hedge, a fair value hedge, or a hedge of the net investment in non-U.S. operations based on the exposure we are hedging. For the effective portion of qualifying cash flow hedges, we record changes in fair value in accumulated other comprehensive income (“AOCI”). We release the derivative’s gain or loss from AOCI to match the timing of the underlying hedged items’ effect on earnings. The change in fair value of qualifying fair value hedges as well as changes in fair value of the underlying hedged items to the hedged risks are recorded concurrently in earnings.
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
Changes in interest rates and currency exchange rates expose us to market risk. We manage our exposure to these risks by monitoring available financing alternatives, as well as through development and application of credit granting policies. We also use derivative instruments as part of our overall strategy to manage our exposure to market risks. As a matter of policy, we only enter into transactions that we believe will be highly effective at offsetting the underlying risk, and we do not use derivatives for trading or speculative purposes.
Loan Loss Reserves
We may make mezzanine and other loans to owners of hotels that we operate or franchise, generally to facilitate the development or renovation of a hotel and sometimes to facilitate brand programs or initiatives. We expect the owners to repay the loans in accordance with the loan agreements, or earlier as the performance of the hotels and capital markets permit. We use metrics such as loan-to-value ratios and debt service coverage, and other information about collateral and from third-party rating agencies to assess the credit quality of the loan receivable, both upon entering into the loan agreement and on an ongoing basis as applicable.
At inception and throughout the term of the loan agreement, we individually assess loans for impairment. We consider current and forecasted future economic conditions in addition to our historical experience. We use internally generated cash flow projections to determine the likelihood that the loans will be repaid under the terms of the loan agreements. We calculate the present value of expected future cash flows discounted at the loan’s original effective interest rate or the estimated fair value of the collateral. If the present value or the estimated collateral are less than the carrying value of the loan receivable, we establish a specific impairment reserve for the difference.
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
Self-Insurance Programs
We self-insure for certain levels of liability, workers’ compensation, property insurance, and employee medical coverage. We accrue estimated costs of these self-insurance programs at the present value of projected settlements for known and incurred but not reported claims. We use a discount rate of 4.00 percent, based upon market rates, to determine the present value of the projected settlements, which we consider to be reasonable given our history of settled claims, including payment patterns and the fixed nature of the individual settlements. We classify the current portion of our self-insurance reserve in the “Accrued expenses and other” caption and the noncurrent portion in the “Other noncurrent liabilities” caption of our Balance Sheets. The current portion of our self-insurance reserve was $172 million at December 31, 2023 and $130 million at December 31, 2022. The noncurrent portion of our self-insurance reserve was $387 million at December 31, 2023 and $287 million at December 31, 2022.
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

NOTE 4. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

(in millions, except per share amounts)	2023	2022	2021
Computation of Basic Earnings Per Share
Net income	$3,083	$2,358	$1,099
Shares for basic earnings per share	301.5	324.4	327.2
Basic earnings per share	$10.23	$7.27	$3.36
Computation of Diluted Earnings Per Share
Net income	$3,083	$2,358	$1,099
Shares for basic earnings per share	301.5	324.4	327.2
Effect of dilutive securities
Stock-based compensation	1.4	1.4	2.1
Shares for diluted earnings per share	302.9	325.8	329.3
Diluted earnings per share	$10.18	$7.24	$3.34
NOTE 5. STOCK-BASED COMPENSATION
RSUs and PSUs
We granted RSUs in 2023 to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted performance-based RSUs (“PSUs”) in 2023 to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2025 adjusted EBITDA performance and relative total stockholder return over the 2023 to 2025 performance period.
We had deferred compensation costs for unvested awards for RSUs, including PSUs, of approximately $171 million at year-end 2023 and $179 million at year-end 2022. The weighted average remaining term for RSUs outstanding at year-end 2023 was 2.2 years.
The following table provides additional information on RSUs, including PSUs, for the last three fiscal years:

	2023	2022	2021
Stock-based compensation expense (in millions)	$179	$181	$171
Weighted average grant-date fair value (per unit)	$167	$168	$141
Aggregate intrinsic value of distributed RSUs (in millions)	$297	$253	$205
The following table presents the changes in our outstanding RSUs, including PSUs, during 2023 and the associated weighted average grant-date fair values:

	Number of RSUs (in millions)	Weighted Average Grant-Date Fair Value (per unit)
Outstanding at year-end 2022	3.8	$125
Granted	1.1	167
Distributed	(1.6)	116
Forfeited	(0.2)	155
Outstanding at year-end 2023	3.1	$144
Other Information
No further shares are authorized for grant under the Marriott International, Inc. Stock and Cash Incentive Plan or the Starwood Hotels & Resorts Worldwide, LLC, formerly known as Starwood Hotels & Resorts Worldwide, Inc., stock plans. Beginning May 2023, awards are granted under the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (“2023 Plan”). At year-end 2023, we had approximately 12 million remaining shares authorized for grant under the 2023 Plan.

NOTE 6. INCOME TAXES
The components of our earnings before income taxes for the last three fiscal years consisted of:

(in millions)	2023	2022	2021
U.S.	$2,113	$2,268	$890
Non-U.S.	1,265	846	290
	$3,378	$3,114	$1,180
Our (provision) benefit for income taxes for the last three fiscal years consisted of:

(in millions)		2023	2022	2021
Current	-U.S. Federal	$(431)	$(364)	$99
	-U.S. State	(158)	(82)	24
	-Non-U.S.	(249)	(155)	(86)
		(838)	(601)	37

Deferred	-U.S. Federal	94	(129)	(122)
	-U.S. State	16	(25)	(37)
	-Non-U.S.	433	(1)	41
		543	(155)	(118)
		$(295)	$(756)	$(81)
Unrecognized Tax Benefits
The following table reconciles our unrecognized tax benefit balance for each year from the beginning of 2021 to the end of 2023:

(in millions)	Amount
Unrecognized tax benefit at beginning of 2021	$464
Change attributable to tax positions taken in prior years	(134)
Change attributable to tax positions taken during the current period	—
Decrease attributable to settlements with taxing authorities	(48)
Unrecognized tax benefit at year-end 2021	282
Change attributable to tax positions taken in prior years	(15)
Change attributable to tax positions taken during the current period	3
Decrease attributable to settlements with taxing authorities	(15)
Unrecognized tax benefit at year-end 2022	255
Change attributable to tax positions taken in prior years	(90)
Change attributable to tax positions taken during the current period	16
Decrease attributable to settlements with taxing authorities	(9)
Unrecognized tax benefit at year-end 2023	$172
Our unrecognized tax benefit balance included $161 million at year-end 2023, $241 million at year-end 2022, and $266 million at year-end 2021 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided. We recognize accrued interest and penalties for our unrecognized tax benefits as a component of tax expenses. Related interest expense (benefit) totaled $6 million in 2023, $13 million in 2022, and $(21) million in 2021. We accrued interest and penalties related to our unrecognized tax benefits of approximately $52 million at year-end 2023 and $49 million at year-end 2022.
We file income tax returns, including returns for our subsidiaries, in various jurisdictions around the world. The U.S. Internal Revenue Service has examined our federal income tax returns, and as of year-end 2023, we have settled all issues for tax years through 2021. Our 2022 and 2023 tax year audits are currently ongoing. Various foreign, state, and local income tax returns are also under examination by the applicable taxing authorities.
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
The following table presents the tax effect of each type of temporary difference and carry-forward that gave rise to significant portions of our deferred tax assets and liabilities as of year-end 2023 and year-end 2022:

(in millions)	At Year-End 2023	At Year-End 2022
Deferred Tax Assets
Employee benefits	$265	$243
Net operating loss carry-forwards	1,132	1,096
Accrued expenses and other reserves	219	181
Tax credits	64	55
Loyalty Program	277	168
Deferred income	102	66
Lease liabilities	266	304
Interest limitation	67	187
Other	40	12
Deferred tax assets	2,432	2,312
Valuation allowance	(1,149)	(1,359)
Deferred tax assets after valuation allowance	1,283	953
Deferred Tax Liabilities
Property and equipment	(62)	(58)
Intangibles	(471)	(626)
Right-of-use assets	(248)	(265)
Self-insurance	(22)	(37)
Other	(16)	(40)
Deferred tax liabilities	(819)	(1,026)
Net deferred taxes	$464	$(73)
Our valuation allowance is primarily attributable to non-U.S. net operating loss carry-forwards. During 2023, our valuation allowance decreased primarily due to the release of certain non-U.S. tax benefits ($223 million) as the Company concluded that it is more likely than not to recognize those tax benefits. In addition, during 2023, our intangibles deferred tax liability decreased primarily due to intellectual property restructuring transactions, resulting in non-U.S. tax benefits ($228 million).
At year-end 2023, we had approximately $47 million of tax credits that will expire through 2033 and $17 million of tax credits that do not expire. We recorded $25 million of net operating loss benefits in 2023 and $12 million in 2022. At year-end 2023, we had approximately $4,856 million of primarily state and foreign net operating losses, of which $3,207 million will expire through 2043.
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

	2023	2022	2021
U.S. statutory tax rate	21.0%	21.0%	21.0%
U.S. state income taxes, net of U.S. federal tax benefit	2.8	2.8	2.7
Non-U.S. income	0.3	(0.5)	(0.5)
Change in valuation allowance	(5.8)	0.4	(0.7)
Change in uncertain tax positions	(2.3)	0.3	(12.0)
Excess tax benefits related to equity awards	(0.8)	(0.7)	(2.8)
U.S. tax on foreign earnings	1.1	0.2	0.4
Intellectual property restructuring	(7.9)	0.0	0.0
Other, net	0.3	0.8	(1.3)
Effective rate	8.7%	24.3%	6.8%
Other Information
We paid cash for income taxes, net of refunds, of $907 million in 2023, $476 million in 2022, and $362 million in 2021.
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
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at year-end 2023 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$57	$6
Operating profit	172	94
Other	20	4
	$249	$104
Our liability at year-end 2023 for guarantees for which we are the primary obligor is reflected in our Balance Sheets as $29 million of “Accrued expenses and other” and $75 million of “Other noncurrent liabilities.”
Our maximum potential guarantees listed in the preceding table include $62 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
In conjunction with financing obtained for specific projects or properties owned by us or entities in which we have an investment, we may provide industry standard indemnifications to the lender for loss, liability, or damage occurring as a result of the actions of the entity or our own actions.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. In January 2024, the owner exercised the put option, and we exercised our option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash, resulting in an expected total cash payment of approximately $500 million. The closing is expected to occur in the 2024 fourth quarter. We account for the put option as a guarantee, and our recorded liability was $300 million at year-end 2023 and 2022. The liability is reflected in our Balance Sheets as “Accrued expenses and other” at year-end 2023 and as “Other noncurrent liabilities” at year-end 2022.
We concluded that the entity that owns the Sheraton Grand Chicago hotel is a variable interest entity. We did not consolidate the entity because we do not have the power to direct the activities that most significantly impact the entity’s economic performance. Our maximum exposure to loss related to the entity is equal to the difference between the purchase price and the fair value of the hotel at the time of closing, plus the maximum funding amount of an operating profit guarantee that we provided for the hotel.
Commitments
At year-end 2023, we had various purchase commitments for goods and services in the normal course of business, primarily for programs and services for which we are reimbursed by third-party owners, totaling $735 million. We expect to purchase goods and services subject to these commitments as follows: $385 million in 2024, $202 million in 2025, $85 million in 2026, and $63 million thereafter.
Letters of Credit
At year-end 2023, we had $129 million of letters of credit outstanding (all outside the Credit Facility, as defined in Note 9), most of which were for our self-insurance programs. Surety bonds issued as of year-end 2023 totaled $164 million, most of which state governments requested in connection with our self-insurance programs.
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The District Court granted in part and denied in part class certification of various U.S. groups of consumers. In August 2023, the U.S. Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) vacated the District Court’s class certification decision because the District Court failed to first consider the effect of a class-action waiver signed by all putative class members. On remand, after briefing, the District Court issued an order reinstating the same classes that had previously been certified. We promptly petitioned the Fourth Circuit, seeking leave to appeal that ruling. On January 18, 2024, the Fourth Circuit granted that petition, and we are preparing to file such appeal. A case brought by the City of Chicago (which is consolidated in the MDL proceeding) also remains pending. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Although some of these matters have been resolved or no longer appear to be active, some remain open. We are in discussions with the Attorney General offices from 49 states and the District of Columbia and the Federal Trade Commission. Based on the ongoing discussions, we believe it is probable that we will incur losses, and as of December 31, 2023, we have an accrual for an estimated loss contingency, which is not material to our Financial Statements.
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
The following table details the composition of lease expense for 2023, 2022, and 2021:

(in millions)	2023	2022	2021
Operating lease cost	$155	$165	$149
Variable lease cost	128	90	51
The following table presents our future minimum lease payments at year-end 2023:

(in millions)	Operating Leases	Finance Leases
2024	$151	$14
2025	147	14
2026	118	15
2027	81	15
2028	76	15
Thereafter	727	92
Total minimum lease payments	$1,300	$165
Less: Amount representing interest	308	34
Present value of minimum lease payments	$992	$131
The following table presents the composition of our current and noncurrent lease liability at year-end 2023 and 2022:

(in millions)	December 31, 2023		December 31, 2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Current (1)	$105	$8	$106	$8
Noncurrent (2)	887	123	1,034	131
	$992	$131	$1,140	$139
(1)Operating leases are recorded in the “Accrued expenses and other” and finance leases are recorded in the “Current portion of long-term debt” captions of our Balance Sheets.
(2)Operating leases are recorded in the “Operating lease liabilities” and finance leases are recorded in the “Long-term debt” captions of our Balance Sheets.

The following table presents additional information about our lease obligations at year-end 2023 and 2022:

	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted Average Remaining Lease Term (in years)	13	10	13	11
Weighted Average Discount Rate	4.3%	4.4%	4.4%	4.3%
The following table presents supplemental cash flow information for 2023, 2022, and 2021:

(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$240	$191	$181
Lease assets obtained in exchange for lease obligations:
Operating leases	25	75	463

NOTE 9. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table at year-end 2023 and 2022:

(in millions)	At Year-End 2023	At Year-End 2022
Senior Notes:
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	$349	$348
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	748	747
Series U Notes, interest rate of 3.1%, face amount of $291, matured February 15, 2023 (effective interest rate of 3.1%)	—	291
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	321	324
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	288	289
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	447	446
Series Z Notes, interest rate of 4.2%, face amount of $350, matured December 1, 2023 (effective interest rate of 4.4%)	—	349
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	298
Series CC Notes, interest rate of 3.6%, face amount of $550, maturing April 15, 2024 (effective interest rate of 3.9%)	545	531
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	598	596
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	990	988
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	988	987
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,091	1,090
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	694
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	987	984
Series KK Notes, interest rate of 4.9%, face amount of $800, maturing April 15, 2029 (effective interest rate of 5.3%)	785	—
Series LL Notes, interest rate of 5.5%, face amount of $450, maturing September 15, 2026 (effective interest rate of 5.9%)	445	—
Series MM Notes, interest rate of 5.6%, face amount of $700, maturing October 15, 2028 (effective interest rate of 5.9%)	691	—
Commercial paper	1,421	871
Credit Facility	—	—
Finance lease obligations	131	139
Other	56	92
	$11,873	$10,064
Less current portion	(553)	(684)
	$11,320	$9,380
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
In September 2023, we issued $450 million aggregate principal amount of 5.45 percent Series LL Notes due September 15, 2026 (the “Series LL Notes”) and $700 million aggregate principal amount of 5.55 percent Series MM Notes due October 15, 2028 (the “Series MM Notes”). We will pay interest on the Series LL Notes in March and September of each year, commencing in March 2024, and we will pay interest on the Series MM Notes in April and October of each year, commencing in April 2024. We received net proceeds of approximately $1.135 billion from the offering of the Series LL Notes and Series MM Notes, after deducting the underwriting discount and expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
In March 2023, we issued $800 million aggregate principal amount of 4.90 percent Series KK Notes due April 15, 2029 (the “Series KK Notes”). We pay interest on the Series KK Notes in April and October of each year. We received net proceeds of approximately $783 million from the offering of the Series KK Notes, after deducting the underwriting discount and expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
We are party to a $4.5 billion multicurrency revolving credit agreement (the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. Borrowings under the Credit Facility generally bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (which generally have short-term maturities of 45 days or less) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
The following table presents future principal payments, net of discounts, premiums, and debt issuance costs, for our debt at year-end 2023:

Debt Principal Payments (in millions)	Amount
2024	$553
2025	1,310
2026	1,202
2027	2,419
2028	1,447
Thereafter	4,942
Balance at year-end 2023	$11,873
We paid cash for interest, net of amounts capitalized, of $476 million in 2023, $345 million in 2022, and $391 million in 2021.
NOTE 10. INTANGIBLE ASSETS AND GOODWILL
The following table details the composition of our intangible assets at year-end 2023 and 2022:

(in millions)	At Year-End 2023	At Year-End 2022
Definite-lived Intangible Assets
Costs incurred to obtain contracts with customers	$2,246	$1,995
Contracts acquired in business combinations and other	2,426	2,173
	4,672	4,168
Accumulated amortization	(1,328)	(1,172)
	3,344	2,996
Indefinite-lived Intangible Brand Assets	5,846	5,751
	$9,190	$8,747
We capitalize direct costs that we incur to obtain management, franchise, and license agreements. We amortize these costs on a straight-line basis over the initial term of the agreements, generally ranging from 15 to 30 years.
For contracts acquired in business combinations and other intangible assets, we recorded amortization expense of $226 million in 2023, $197 million in 2022, and $165 million in 2021 (of which $122 million in 2023, $83 million in 2022, and $62 million in 2021 was included in the “Reimbursed expenses” caption of our Income Statements). For these assets, we estimate that our aggregate amortization expense will be $206 million in 2024, $178 million in 2025, $148 million in 2026, $126 million in 2027, and $94 million in 2028.

The following table details the carrying amount of our goodwill at year-end 2023 and 2022:

(in millions)	U.S. & Canada	International	Total Goodwill
Balance at year-end 2022	$5,323	$3,549	$8,872
Foreign currency translation	10	4	14
Balance at year-end 2023	$5,333	$3,553	$8,886
NOTE 11. PROPERTY AND EQUIPMENT
The following table presents the composition of our property and equipment balances at year-end 2023 and 2022:

(in millions)	At Year-End 2023	At Year-End 2022
Land	$669	$688
Buildings and leasehold improvements	1,108	1,086
Furniture and equipment	622	649
Construction in progress	72	36
	2,471	2,459
Accumulated depreciation	(890)	(874)
	$1,581	$1,585
We record property and equipment at cost, including interest and real estate taxes we incur during development and construction. We capitalize the cost of improvements that extend the useful life of property and equipment when we incur them. These capitalized costs may include structural costs, equipment, fixtures, floor, and wall coverings. We expense all repair and maintenance costs when we incur them. We compute depreciation using the straight-line method over the estimated useful lives of the assets (generally three to 40 years), and we amortize leasehold improvements over the shorter of the asset life or lease term. Our gross depreciation expense totaled $122 million in 2023, $114 million in 2022, and $138 million in 2021 (of which $37 million in 2023, $35 million in 2022, and $49 million in 2021 was included in the “Reimbursed expenses” caption of our Income Statements). Fixed assets attributed to operations located outside the U.S. were $552 million at year-end 2023 and $592 million at year-end 2022.
NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	At Year-End 2023		At Year-End 2022
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mezzanine and other loans	$138	$131	$152	$142
Total noncurrent financial assets	$138	$131	$152	$142

Senior Notes	$(9,720)	$(9,393)	$(8,322)	$(7,627)
Commercial paper	(1,421)	(1,421)	(871)	(871)
Other long-term debt	(56)	(52)	(56)	(49)
Other noncurrent liabilities	(80)	(80)	(394)	(394)
Total noncurrent financial liabilities	$(11,277)	$(10,946)	$(9,643)	$(8,941)
We estimate the fair value of our mezzanine and other loans by discounting cash flows using risk-adjusted rates, both of which are Level 3 inputs.
We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. The carrying amount of our commercial paper borrowings approximate fair value due to their short maturity and because they bear interest at a market rate. We estimate the fair value of our other long-term debt, excluding leases, using quoted market prices, which are directly observable Level 1 inputs. Our other noncurrent liabilities consist of guarantees. As we note in the

“Guarantees” caption of Note 2, we measure our liability for guarantees at fair value on a nonrecurring basis, which is when we issue or modify a guarantee using Level 3 internally developed inputs. At year-end 2023 and year-end 2022, we determined that the carrying amounts of our guarantee liabilities approximated their fair values based on Level 3 inputs.
See the “Fair Value Measurements” caption of Note 2 for more information on the input levels we use in determining fair value.
NOTE 13. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table details the accumulated other comprehensive loss activity for 2023, 2022, and 2021:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2020	$(139)	$4	$(135)
Other comprehensive (loss) income before reclassifications (1)	(212)	5	(207)
Reclassification adjustments	—	—	—
Net other comprehensive (loss) income	(212)	5	(207)
Balance at year-end 2021	$(351)	$9	$(342)
Other comprehensive (loss) income before reclassifications (1)	(390)	11	(379)
Reclassification adjustments	1	(9)	(8)
Net other comprehensive (loss) income	(389)	2	(387)
Balance at year-end 2022	$(740)	$11	$(729)
Other comprehensive income (loss) before reclassifications (1)	89	(4)	85
Reclassification adjustments	(3)	—	(3)
Net other comprehensive income (loss)	86	(4)	82
Balance at year-end 2023	$(654)	$7	$(647)
(1)Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in (losses)/gains of $(28) million for 2023, $32 million for 2022, and $40 million for 2021.
NOTE 14. BUSINESS SEGMENTS
We discuss our operations in the following two operating segments, both of which meet the applicable criteria for separate disclosure as a reportable business segment: (1) U.S. & Canada and (2) International.
In January 2024, we modified our segment structure as a result of a change in the way management intends to evaluate results and allocate resources within the Company. Beginning with the 2024 first quarter, we will report the following four operating segments: (1) U.S. & Canada, (2) Europe, Middle East, and Africa, (3) Asia Pacific excluding China, and (4) Greater China. Our Caribbean and Latin America operating segment will not meet the applicable criteria for separate disclosure as a reportable business segment, and as such, we will include its results in “Unallocated corporate and other.”
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

Segment Revenues
The following table presents our revenues disaggregated by segment and major revenue stream for the last three fiscal years:

	2023			2022			2021
(in millions)	U.S. & Canada	International	Total	U.S. & Canada	International	Total	U.S. & Canada	International	Total
Gross fee revenues	$2,799	$1,290	$4,089	$2,486	$917	$3,403	$1,580	$568	$2,148
Contract investment amortization	(65)	(22)	(87)	(60)	(29)	(89)	(55)	(20)	(75)
Net fee revenues	2,734	1,268	4,002	2,426	888	3,314	1,525	548	2,073
Owned, leased, and other revenue	506	937	1,443	479	801	1,280	282	467	749
Cost reimbursement revenue	14,456	2,250	16,706	12,848	1,797	14,645	8,549	1,239	9,788
Total reportable segment revenue	$17,696	$4,455	$22,151	$15,753	$3,486	$19,239	$10,356	$2,254	$12,610
Unallocated corporate and other			1,562			1,534			1,247
Total revenue			$23,713			$20,773			$13,857
Revenues attributed to operations located outside the U.S. were $5,160 million in 2023, $4,032 million in 2022, and $2,615 million in 2021, including cost reimbursement revenue outside the U.S. of $2,806 million in 2023, $2,231 million in 2022, and $1,553 million in 2021.
Segment Profits

(in millions)	2023	2022	2021
U.S. & Canada (1)	$2,724	$2,446	$1,394
International (2)	1,121	794	258
Unallocated corporate and other	68	251	(80)
Interest expense, net of interest income	(535)	(377)	(392)
Provision for income taxes	(295)	(756)	(81)
Net income	$3,083	$2,358	$1,099
(1)    Includes cost reimbursements, net of $57 million in 2023, $134 million in 2022, and $51 million in 2021.
(2)    Includes cost reimbursements, net of $17 million in 2023, $49 million in 2022, and $14 million in 2021.
Segment profits attributed to operations located outside the U.S. were $1,258 million in 2023, $898 million in 2022, and $297 million in 2021, including cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) outside the U.S. of $23 million in 2023, $67 million in 2022, and $14 million in 2021.
Depreciation, Amortization, and Other

(in millions)	2023	2022	2021
U.S. & Canada	$84	$81	$92
International	77	85	106
Unallocated corporate and other	28	27	22
	$189	$193	$220
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

(in millions)	2023	2022	2021
Cost reimbursement revenue	$122	$104	$104
Reimbursed expenses	(126)	(104)	(105)
Equity in earnings (losses)	9	18	(24)
The carrying amount of our equity method investments was $308 million at year-end 2023 and $335 million at year-end 2022. This value exceeded our share of the book value of the investees’ net assets by $231 million at year-end 2023 and $238 million at year-end 2022, primarily due to the value that we assigned to land, contracts, and buildings owned by the investees.
Other Related Parties
We earned management fees of approximately $13 million in 2023, $11 million in 2022, and $6 million in 2021, plus reimbursement of certain expenses, from our operation of properties in which JWM Family Enterprises, L.P., which is beneficially owned and controlled by J.W. Marriott, Jr., Deborah Marriott Harrison, David S. Marriott, and other members of the Marriott family, indirectly holds varying percentages of ownership. We earned gross fee revenues of approximately $4 million in 2023, $4 million in 2022, and $1 million in 2021, plus reimbursement of certain expenses, from managed and franchised properties in which other members of the Marriott family hold varying interests.
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
We made no changes in internal control over financial reporting during the 2023 fourth quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.
During the 2023 fourth quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Items 10, 11, 12, 13, 14.
As described below, we incorporate by reference in this Annual Report on Form 10-K certain information appearing in the Proxy Statement that we will furnish to our stockholders for our 2024 Annual Meeting of Stockholders.

Item 10. Directors, Executive Officers, and Corporate Governance.	We incorporate this information by reference to “Nominees to our Board of Directors,” “Committees of the Board — Audit Committee,” “Transactions with Related Persons,” “Delinquent Section 16(a) Reports,” and “Selection of Director Nominees” sections of our Proxy Statement. We have included information regarding our executive officers and our Code of Ethics below.

Item 11. Executive Compensation.	We incorporate this information by reference to the “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” sections of our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	We incorporate this information by reference to the “Securities Authorized for Issuance Under Equity Compensation Plans” and the “Stock Ownership” sections of our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.	We incorporate this information by reference to the “Transactions with Related Persons” and “Director Independence” sections of our Proxy Statement.

Item 14. Principal Accountant Fees and Services.	We incorporate this information by reference to the “Independent Registered Public Accounting Firm Fee Disclosure” and the “Pre-Approval of Independent Auditor Fees and Services Policy” sections of our Proxy Statement.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
We include below certain information on our executive officers. This information is as of February 1, 2024, except where indicated.

Name and Title	Age	Business Experience
Anthony G. (Tony) Capuano President and Chief Executive Officer	58
Tony Capuano was appointed Chief Executive Officer (“CEO”) in February 2021 and was additionally designated President in February 2023. Prior to his appointment as CEO, Mr. Capuano was Group President, Global Development, Design and Operations Services, a role he assumed in January 2020. In that role, he was responsible for leading the Company’s global development and design efforts and overseeing the Company’s Global Operations discipline. Mr. Capuano began his Marriott career in 1995 as part of the Market Planning and Feasibility team. Between 1997 and 2005, he led Marriott’s full-service development efforts in the Western U.S. and Canada. From 2005 to 2008, Mr. Capuano served as Senior Vice President of full-service development for North America. In 2008, his responsibilities expanded to include all of U.S. and Canada and the Caribbean and Latin America, and he became Executive Vice President and Global Chief Development Officer in 2009. Mr. Capuano earned his bachelor’s degree in Hotel Administration from Cornell University. He is a member of the Cornell Hotel Society, The Cornell School of Hotel Administration Dean’s Advisory Board, the Business Roundtable, and the American Hotel and Lodging Association’s IREFAC Council. Additionally, Mr. Capuano serves on the Board of Directors of McDonald’s Corporation and Save Venice, a nonprofit organization dedicated to preserving the artistic heritage of Venice, Italy.

Satyajit (Satya) Anand President, Europe, Middle East & Africa	59
Satya Anand was appointed President, Europe, Middle East & Africa (EMEA) in October 2020, and is responsible for developing and managing Marriott's portfolio in the region. Mr. Anand began his career with Marriott International in 1988 and prior to assuming his role as President, EMEA, he served as Chief Operations Officer, Luxury & Southern Europe and Global Design EMEA from July 2016. Prior to this, Mr. Anand was Marriott’s Chief Financial Officer for Europe for four years and held Area Vice President roles for Western and Central Europe respectively as well as various Cluster General Manager, operations and finance positions both on and above property. Mr. Anand holds a bachelor’s degree in Accounting from Bangalore’s MES College of Commerce and completed his Diploma in Hotel and Tourism Management from the Institute of Tourism & Hotel Management in Semmering, Austria.

Benjamin T. (Ty) Breland Executive Vice President and Chief Human Resources Officer	48
Ty Breland was appointed Executive Vice President and Chief Human Resources Officer effective October 2021. Prior to that appointment, Mr. Breland served as Global HR Officer for Talent Development & Organizational Capability, a role he assumed in 2016. In that role, Mr. Breland had executive oversight for talent management, including leadership development, organizational capability, and change management. Mr. Breland also oversaw The Ritz-Carlton Leadership Center and served as the senior Human Resources leader for the Company’s Global Development, Design & Operations Services disciplines. Mr. Breland joined Marriott in 2004 as a member of the Company’s Talent Management and Analytics group and held a variety of other senior human resources leadership positions, including Global HR Integration Officer, responsible for the Human Resources integration for Marriott’s merger with Starwood Hotels & Resorts. From 2011 to 2015, Mr. Breland served as Regional Vice President of Human Resources for the Eastern Region of the U.S. Mr. Breland earned his Bachelor of Science in Psychology and Ph.D. in Industrial/Organizational Psychology from Virginia Tech, where he is a board member for the Virginia Tech Hospitality Business School.

Name and Title	Age	Business Experience
William P. (Liam) Brown Group President, United States and Canada	63
Liam Brown was appointed Group President, United States and Canada effective January 2021, and is responsible for developing and managing Marriott's portfolio in the region. Prior to this role, Mr. Brown served as the President and Managing Director of Europe from 2018 to 2019, followed by Group President of Europe, Middle East & Africa in 2020. Mr. Brown joined Marriott in 1989 and served as President for Franchising, Owner Services and Managed by Marriott Select Brands, North America from 2012 to 2018. Other key positions previously held by Mr. Brown include Chief Operations Officer for the Americas for Select Service & Extended Stay Lodging and Owner & Franchise Services, as well as Senior Vice President and Executive Vice President of Development for Marriott’s Select Service & Extended Stay lodging products. Mr. Brown also serves on the Executive Committee of the American Hotel and Lodging Association. He holds a Hotel Diploma and Business Degree from the Dublin Institute of Technology, Trinity College and earned his Master of Business Administration from the Robert H. Smith School of Management at the University of Maryland.

Felitia O. Lee Controller and Chief Accounting Officer	62
Felitia Lee was appointed Marriott’s Controller and Chief Accounting Officer and principal accounting officer effective August 2020, with responsibility for the global accounting operations of the Company including oversight of financial reporting and analysis, accounting policy, general accounting, finance and accounting governance, finance shared services, and financial contract compliance. Ms. Lee joined Marriott in May 2020, supporting the management of the Company’s accounting operations. Prior to joining Marriott, Ms. Lee was the Senior Vice President and Controller for Kohl’s Corporation since 2018, and prior to joining Kohl’s Corporation, Ms. Lee held the title of Vice President and Controller of the Pepsi Beverage Company along with a number of other leadership positions with PepsiCo, Inc. She earned her Bachelor of Science in Accounting from Santa Clara University. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Yibing Mao President, Greater China	60
Yibing Mao was appointed President, Greater China in February 2023, and is responsible for developing and managing Marriott's portfolio in the region. Ms. Mao joined Marriott in 1996 and held the title of Senior Vice President & Chief Counsel, Asia Pacific from May 2016 until she stepped down in 2020. From 2021 to February 2023, she was a member of the Board of Directors of Las Vegas Sands Corporation. She currently serves on the Leadership Council of Duke Women’s Impact Network. Ms. Mao received a Bachelor of Laws from Jilin University, Master of Law from Peking University, and a J.D. degree from Duke University School of Law.

Rajeev (Raj) Menon President, Asia Pacific Excluding China	55
Rajeev Menon was appointed President, Asia Pacific excluding China (APEC) in October 2019, and is responsible for developing and managing Marriott's portfolio in the region. Prior to being appointed President, APEC, Mr. Menon served as the Chief Operating Officer for APEC from March 2015 through September 2019. Mr. Menon joined Marriott International in April 2001 as the General Manager of Renaissance Mumbai Hotel and Convention Center and Marriott Executive Apartments, Mumbai. He completed his education including Hotel Management in New Delhi and is also a graduate of the Advance Management Program (AMP Class 194) at Harvard Business School.

Name and Title	Age	Business Experience
Kathleen K. (Leeny) Oberg Chief Financial Officer and Executive Vice President, Development	63
Leeny Oberg was appointed Executive Vice President and Chief Financial Officer effective January 2016 and was additionally designated Executive Vice President, Business Operations in October 2021. In February 2023, Ms. Oberg began leading the Company’s Global Development organization and was appointed Chief Financial Officer and Executive Vice President, Development. Previously, Ms. Oberg was the Chief Financial Officer for The Ritz-Carlton since 2013. Prior to assuming that role, Ms. Oberg served in a range of financial leadership positions with Marriott, including Senior Vice President, Corporate and Development Finance and Senior Vice President, International Project Finance and Asset Management for Europe and the Middle East and Africa. Ms. Oberg first joined Marriott as part of its Investor Relations group in 1999. Ms. Oberg is an active member of the American Hotel and Lodging Association’s IREFAC Council, and she currently serves on the Board of Directors of Adobe Inc. She earned her Bachelor of Science in Commerce, with concentrations in Finance and Management Information Systems, from the University of Virginia, McIntire School of Commerce and received her Master of Business Administration from Stanford University Graduate School of Business.

Drew L. Pinto Executive Vice President and Chief Revenue & Technology Officer	52
Drew Pinto was appointed Executive Vice President and Chief Revenue & Technology Officer in February 2023, and is responsible for leading global sales and support channels, revenue management, digital, and information technology strategy for the Company. Since joining the Company in 2004, Mr. Pinto has held various leadership roles, including Global Officer, Global Sales, Distribution, and Revenue Management from January 2021 to February 2023 and Senior Vice President, Distribution & Revenue Strategy from January 2019 to January 2021. Mr. Pinto serves on advisory boards for the American Hotel & Lodging Association and several industry-related ventures. Mr. Pinto earned a Bachelor of Arts degree from Yale University and his Master of Business Administration from The University of Michigan Ross School of Business.

Rena Hozore Reiss Executive Vice President and General Counsel	64
Rena Hozore Reiss was appointed Executive Vice President and General Counsel effective December 2017. Ms. Reiss previously held the position of Executive Vice President, General Counsel and Corporate Secretary at Hyatt Hotels. Prior to her position with Hyatt, Ms. Reiss was an attorney in Marriott’s law department from 2000 to 2010 building her career in roles with increasing responsibility, ultimately holding the position of Senior Vice President and Associate General Counsel in which she led Marriott’s managed development efforts in the Americas region. Ms. Reiss serves on the Board of Directors of the American Hotel and Lodging Association and of Legal Aid DC. She earned her A.B. from Princeton University and her J.D. from Harvard Law School.

Peggy F. Roe Executive Vice President and Chief Customer Officer	52
Peggy Roe was appointed Executive Vice President and Chief Customer Officer in February 2023, and is responsible for overseeing development and execution of all aspects of Marriott’s global consumer strategy. Since joining Marriott in 2003, Ms. Roe has held various leadership roles focused on growth and innovation. From January 2020 to February 2023, she served as Global Officer, Customer Experience, Loyalty, and New Ventures, and from October 2013 to December 2019, she served as Chief Sales and Marketing Officer, Asia Pacific. She co-founded the Marriott Women in Leadership initiative in Asia Pacific in 2014 and is a board member of the Hong Kong chapter of the Asian University for Women. She currently leads Marriott’s Women’s Associate Resource Group. Ms. Roe is a graduate of the University of Michigan and holds a Master of Business Administration from Harvard Business School.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)

3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

4.1	Form of Common Stock Certificate.	Exhibit No. 4.5 to our Form S-3ASR filed December 8, 2005 (File No. 333-130212).

4.2	Indenture, dated as of November 16, 1998, between the Company and The Bank of New York Mellon, as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank.	Exhibit No. 4.1 to our Form 10-K for the fiscal year- ended January 1, 1999 (File No. 001-13881).

4.3	Description of Registrant’s Securities.	Filed with this report.

10.1	U.S. $4,500,000 Sixth Amended and Restated Credit Agreement dated as of December 14, 2022 with Bank of America, N.A. as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed December 15, 2022 (File No. 001-13881).

10.2.1	License, Services and Development Agreement entered into on November 17, 2011, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.2.2	First Amendment to License, Services, and Development Agreement for Marriott Projects, dated February 26, 2018, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.1 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
10.2.3	Letter of Agreement, effective as of September 1, 2018, among the Company, Marriott Worldwide Corporation, Marriott Rewards, LLC, Starwood Hotels & Resorts Worldwide, LLC, Marriott Vacations Worldwide Corporation, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.2 to our Form 10-Q filed November 6, 2018 (File No. 001-13881).

10.2.4	Letter of Agreement, effective as of January 1, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Marriott Ownership Resorts, Inc., Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.2.4 to our Form 10-K filed February 15, 2022 (File No. 001-13881).

10.2.5	Letter of Agreement, dated as of March 4, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.1 to our Form 10-Q filed May 4, 2022 (File No. 001-13881).

10.2.6	Amendment to License, Services, and Development Agreement for Marriott Projects, dated May 19, 2022, among the Company, Marriott Worldwide Corporation, Marriott Vacations Worldwide Corporation, Starwood Hotels & Resorts Worldwide, LLC, Vistana Signature Experiences, Inc. and ILG, LLC.	Exhibit No. 10.1 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

10.3.1	License, Services and Development Agreement entered into on November 17, 2011, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed November 21, 2011 (File No. 001-13881).

10.3.2	First Amendment to License, Services, and Development Agreement for Ritz-Carlton Projects, dated February 26, 2018, among The Ritz-Carlton Hotel Company, L.L.C., Marriott Vacations Worldwide Corporation, and the other signatories thereto.	Exhibit No. 10.2 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

10.4.1	Marriott Bonvoy Affiliation Agreement entered into on November 10, 2021, among the Company, Marriott Rewards, L.L.C., Marriott Vacations Worldwide Corporation and certain of its subsidiaries, Marriott Ownership Resorts, Inc., and the other signatories thereto.	Exhibit No. 10.4.1 to our Form 10-K filed February 15, 2022 (File No. 001-13881).

†10.5	Amended and Restated Side Letter Agreement - Program Affiliation, dated February 26, 2018, among the Company, Marriott Vacations Worldwide, and certain of their subsidiaries.	Exhibit No. 10.5 to our Form 8-K filed February 27, 2018 (File No. 001-13881).

*10.6.1	2023 Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.1 to our Form 8-K filed May 16, 2023 (File No. 001-13881).

*10.6.2	United Kingdom Sub-Plan of the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (December 2023).	Filed with this report.

*10.7.1	Form of Non-Employee Director Deferred Share Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (June 2023).	Exhibit No. 10.2 to our Form 10-Q filed August 1, 2023 (File No. 001-13881).

*10.7.2	Form of Non-Employee Director Deferred Fee Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (June 2023).	Exhibit No. 10.3 to our Form 10-Q filed August 1, 2023 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.8	Form of Non-Employee Director Stock Appreciation Right Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (June 2023).	Exhibit No. 10.4 to our Form 10-Q filed August 1, 2023 (File No. 001-13881).

*10.9.1	Marriott International, Inc. Stock and Cash Incentive Plan, as amended through February 13, 2014.	Exhibit A to our Definitive Proxy Statement filed April 4, 2014 (File No. 001-13881).

*10.9.2	Amendment dated August 7, 2014 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10 to our Form 10-Q filed October 29, 2014 (File No. 001-13881).

*10.9.3	Amendment dated September 23, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.8.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.4	Amendment dated November 10, 2016 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.22 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.5	Amendment dated May 5, 2017 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.8.3 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.9.6	Amendment dated February 15, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.7.5 to our Form 10-K filed March 1, 2019 (File No. 001-13881).

*10.9.7	Amendment dated May 10, 2019 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.1 to our Form 10-Q filed August 6, 2019 (File No. 001-13881).

*10.9.8	Amendment dated May 8, 2020 to the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.1 to our Form 10-Q filed August 10, 2020 (File No. 001-13881).

*10.10.1	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.1 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.10.2	Form of Retention Executive Restricted Stock Unit Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.2 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.10.3	Form of Executive Restricted Stock Unit/MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit No. 10.4 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.10.4	Form of MI Shares Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2023).	Exhibit No. 10.1 to our Form 10-Q filed May 2, 2023 (File No. 001-13881).

*10.11.1	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (pre-February 2018).	Exhibit No. 10.12 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.11.2	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2018).	Exhibit No. 10.7 to our Form 10-Q filed May 10, 2018 (File No. 001-13881).

*10.11.3	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.3 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.11.4	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit No. 10.5 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.11.5	Form of Stock Appreciation Rights Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2023).	Exhibit No. 10.3 to our Form 10-Q filed May 2, 2023 (File No. 001-13881).

*10.12.1	Form of Non-Employee Director Deferred Fee Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.2 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

*10.12.2	Form of Non-Employee Director Deferred Share Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan.	Exhibit No. 10.3 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
*10.13.1	Form of Non-Employee Director Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (Pre-May 2022).	Exhibit No. 10.12.2 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.13.2	Form of Non-Employee Director Stock Appreciation Right Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (May 2022).	Exhibit No. 10.4 to our Form 10-Q filed August 2, 2022 (File No. 001-13881).

*10.14.1	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (March 2019).	Exhibit No. 10.4 to our Form 10-Q filed May 10, 2019 (File No. 001-13881).

*10.14.2	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2021).	Exhibit No. 10.6 to our Form 10-Q filed May 10, 2021 (File No. 001-13881).

*10.14.3	Form of Performance Share Unit Award Agreement for the Marriott International, Inc. Stock and Cash Incentive Plan (February 2023).	Exhibit No. 10.2 to our Form 10-Q filed May 2, 2023 (File No. 001-13881).

*10.15.1	Marriott International, Inc. Executive Deferred Compensation Plan, amended and restated as of February 11, 2022.	Exhibit No. 10.6.1 to our Form 10-K filed February 15, 2022 (File No. 001-13881).

*10.15.2	First Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective as of October 31, 2022.	Exhibit No. 10.7.2 to our Form 10-K filed February 14, 2023 (File No. 001-13881).

*10.15.3	Second Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2024.	Filed with this report.

*10.16.1	Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 4.4 to Starwood’s Form S-8 filed June 28, 2013 (File No. 333-189674).

*10.16.2	Amendment dated June 29, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 10.20 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.16.3	Amendment dated September 23, 2016 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 10.21 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.16.4	Amendment dated May 5, 2017 to the Starwood 2013 Long-Term Incentive Compensation Plan.	Exhibit No. 10.19.1 to our Form 10-K filed February 15, 2018 (File No. 001-13881).

*10.17	Amended and Restated Aircraft Time Sharing Agreement, effective as of September 14, 2023, between Marriott International Administrative Services, Inc. and Anthony Capuano.	Exhibit No. 10.2 to our Form 10-Q filed November 2, 2023 (File No. 001-13881).

10.18	Second Amended and Restated Aircraft Time Sharing Agreement, effective as of September 14, 2023, between Marriott International Administrative Services, Inc. and J. Willard Marriott, Jr.	Exhibit No. 10.1 to our Form 10-Q filed November 2, 2023 (File No. 001-13881).

*10.19	Aircraft Time Sharing Agreement, effective as of February 9, 2023, between Marriott International Administrative Services, Inc. and David Marriott.	Exhibit No. 10.16 to our Form 10-K filed February 14, 2023 (File No. 001-13881).

21	Subsidiaries of Marriott International, Inc.	Filed with this report.

23	Consent of Ernst & Young LLP.	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
97	Marriott International, Inc. Rule 10D-1 Clawback Policy.	Filed with this report.

101
The following financial statements from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the year ended December 31, 2023, December 31, 2022, and December 31, 2021; (ii) the Consolidated Balance Sheets at December 31, 2023, and December 31, 2022; (iii) the Consolidated Statements of Cash Flows for the year ended December 31, 2023, December 31, 2022, and December 31, 2021; (iv) the Consolidated Statements of Comprehensive Income for the year ended December 31, 2023, December 31, 2022, and December 31, 2021; (v) the Consolidated Statements of Stockholders’ (Deficit) Equity for the year ended December 31, 2023, December 31, 2022, and December 31, 2021; and (vi) Notes to Consolidated Financial Statements.
Submitted electronically with this report.

101.INS	XBRL Instance Document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*    Denotes management contract or compensatory plan.
†    Portions of this exhibit were redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Exchange Act. The redacted portions of this exhibit have been filed with the Securities and Exchange Commission.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, we have duly caused this Form 10-K to be signed on our behalf by the undersigned, thereunto duly authorized, on this 13th day of February 2024.
MARRIOTT INTERNATIONAL, INC.

By:	/s/Anthony G. Capuano
Anthony G. Capuano
President and Chief Executive Officer
Pursuant to the requirements of the Exchange Act, this Form 10-K has been signed by the following persons on our behalf in the capacities indicated and on the date indicated above.

PRINCIPAL EXECUTIVE OFFICER:

/s/Anthony G. Capuano	President, Chief Executive Officer and Director
Anthony G. Capuano

PRINCIPAL FINANCIAL OFFICER:

/s/Kathleen K. Oberg	Chief Financial Officer and Executive Vice President, Development
Kathleen K. Oberg

PRINCIPAL ACCOUNTING OFFICER:

/s/Felitia O. Lee	Controller and Chief Accounting Officer
Felitia O. Lee

DIRECTORS:

/s/David S. Marriott	/s/Debra L. Lee
David S. Marriott, Chairman of the Board	Debra L. Lee, Director

/s/Isabella D. Goren	/s/Aylwin B. Lewis
Isabella D. Goren, Director	Aylwin B. Lewis, Director

/s/Deborah Marriott Harrison	/s/Margaret M. McCarthy
Deborah Marriott Harrison, Director	Margaret M. McCarthy, Director

/s/Frederick A. Henderson	/s/Grant F. Reid
Frederick A. Henderson, Director	Grant F. Reid, Director

/s/Eric Hippeau	/s/Horacio D. Rozanski
Eric Hippeau, Director	Horacio D. Rozanski, Director

/s/Lauren R. Hobart	/s/Susan C. Schwab
Lauren R. Hobart, Director	Susan C. Schwab, Director