Form 10-Q
period 2024-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2024-05-01
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 285,622,357 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 25, 2024.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
REVENUES
Base management fees	$313	$293
Franchise fees	688	639
Incentive management fees	209	201
Gross fee revenues	1,210	1,133
Contract investment amortization	(23)	(21)
Net fee revenues	1,187	1,112
Owned, leased, and other revenue	357	356
Cost reimbursement revenue	4,433	4,147
	5,977	5,615
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	286	281
Depreciation, amortization, and other	45	44
General, administrative, and other	261	202
Merger-related charges and other	8	1
Reimbursed expenses	4,501	4,136
	5,101	4,664
OPERATING INCOME	876	951
Gains and other income, net	4	3
Interest expense	(163)	(126)
Interest income	10	15
Equity in earnings	—	1
INCOME BEFORE INCOME TAXES	727	844
Provision for income taxes	(163)	(87)
NET INCOME	$564	$757
EARNINGS PER SHARE
Earnings per share – basic	$1.94	$2.44
Earnings per share – diluted	$1.93	$2.43
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$564	$757
Other comprehensive (loss) income
Foreign currency translation adjustments	(157)	84
Other adjustments, net of tax	10	(2)
Total other comprehensive (loss) income, net of tax	(147)	82
Comprehensive income	$417	$839
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and equivalents	$429	$338
Accounts and notes receivable, net	2,747	2,712
Prepaid expenses and other	274	261
	3,450	3,311
Property and equipment, net	1,570	1,581
Intangible assets
Brands	5,851	5,907
Contract acquisition costs and other	3,401	3,283
Goodwill	8,815	8,886
	18,067	18,076
Equity method investments	302	308
Notes receivable, net	136	138
Deferred tax assets	673	673
Operating lease assets	897	929
Other noncurrent assets	661	658
	$25,756	$25,674
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$910	$553
Accounts payable	793	738
Accrued payroll and benefits	1,079	1,390
Liability for guest loyalty program	3,331	3,328
Accrued expenses and other	2,057	1,753
	8,170	7,762
Long-term debt	11,748	11,320
Liability for guest loyalty program	3,859	3,678
Deferred tax liabilities	194	209
Deferred revenue	1,047	1,018
Operating lease liabilities	851	887
Other noncurrent liabilities	1,503	1,482
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	5,978	6,051
Retained earnings	15,251	14,838
Treasury stock, at cost	(22,056)	(20,929)
Accumulated other comprehensive loss	(794)	(647)
	(1,616)	(682)
	$25,756	$25,674
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES
Net income	$564	$757
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	68	65
Stock-based compensation	53	37
Income taxes	105	19
Liability for guest loyalty program	184	107
Contract acquisition costs	(80)	(58)
Merger-related charges and other	7	—
Working capital changes	(241)	(96)
Other	119	56
Net cash provided by operating activities	779	887
INVESTING ACTIVITIES
Capital and technology expenditures	(109)	(95)
Dispositions	1	—
Loan advances	(1)	(1)
Loan collections	8	31
Other	6	6
Net cash used in investing activities	(95)	(59)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(685)	117
Issuance of long-term debt	1,468	783
Repayment of long-term debt	(2)	(328)
Issuance of Class A Common Stock	33	—
Dividends paid	(151)	(124)
Purchase of treasury stock	(1,144)	(1,135)
Stock-based compensation withholding taxes	(121)	(72)
Other	—	(23)
Net cash used in financing activities	(602)	(782)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	82	46
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	366	525
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$448	$571
(1)The 2024 amounts include beginning restricted cash of $28 million at December 31, 2023, and ending restricted cash of $19 million at March 31, 2024, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Condensed Consolidated Financial Statements as our “Financial Statements,” (2) our Condensed Consolidated Statements of Income as our “Income Statements,” (3) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (4) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Caribbean & Latin America, Europe, Middle East & Africa, Greater China, and Asia Pacific excluding China regions, as “International.” In addition, references throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated.
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2023 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2024 and December 31, 2023 and the results of our operations and cash flows for the three months ended March 31, 2024 and March 31, 2023. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2024	March 31, 2023
Computation of Basic Earnings Per Share
Net income	$564	$757
Shares for basic earnings per share	290.4	309.6
Basic earnings per share	$1.94	$2.44
Computation of Diluted Earnings Per Share
Net income	$564	$757
Shares for basic earnings per share	290.4	309.6
Effect of dilutive securities
Stock-based compensation	1.2	1.4
Shares for diluted earnings per share	291.6	311.0
Diluted earnings per share	$1.93	$2.43

NOTE 3. STOCK-BASED COMPENSATION
We granted 0.8 million restricted stock units (“RSUs”) during the 2024 first quarter to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2024 first quarter to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2026 adjusted EBITDA performance and relative total stockholder return over the 2024 to 2026 performance period. RSUs, including PSUs, granted in the 2024 first quarter had a weighted average grant-date fair value of $226 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $45 million in the 2024 first quarter and $33 million in the 2023 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $322 million at March 31, 2024 and $171 million at December 31, 2023.
NOTE 4. INCOME TAXES
Our effective tax rate increased to 22.4 percent for the 2024 first quarter compared to 10.3 percent for the 2023 first quarter, primarily due to the prior year release of tax reserves.
We paid cash for income taxes, net of refunds, of $58 million in the 2024 first quarter and $68 million in the 2023 first quarter.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at March 31, 2024 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$57	$6
Operating profit	159	85
Other	19	4
	$235	$95
Our maximum potential guarantees listed in the preceding table include $61 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. In January 2024, the owner exercised the put option, and we exercised our option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash, resulting in an expected total cash payment of approximately $500 million. The closing is expected to occur in the 2024 fourth quarter. We account for the put option as a guarantee, and our recorded liability (reflected in the “Accrued expenses and other” caption of our Balance Sheets) was $300 million at March 31, 2024 and December 31, 2023.

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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The District Court granted in part and denied in part class certification of various U.S. groups of consumers. In August 2023, the U.S. Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) vacated the District Court’s class certification decision because the District Court failed to first consider the effect of a class-action waiver signed by all putative class members. On remand, after briefing, the District Court issued an order reinstating the same classes that had previously been certified. We promptly petitioned the Fourth Circuit, seeking leave to appeal that ruling. On January 18, 2024, the Fourth Circuit granted that petition, and on March 19, 2024 we filed our opening appellate brief in the Fourth Circuit. A case brought by the City of Chicago (which is consolidated in the MDL proceeding) also remains pending. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Although some of these matters have been resolved or no longer appear to be active, some remain open. We are progressing in our discussions with the Attorney General offices from 49 states and the District of Columbia and the Federal Trade Commission. Based on the ongoing discussions, we believe it is probable that we will incur losses, and as of March 31, 2024, we have an accrual for an estimated loss contingency, which is not material to our Financial Statements.
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

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of March 31, 2024 and year-end 2023:

(in millions)	March 31, 2024	December 31, 2023
Senior Notes:
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	$349	$349
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	748	748
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	321	321
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	288	288
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	447	447
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	298
Series CC Notes, interest rate of 3.6%, face amount of $550, matured April 15, 2024 (effective interest rate of 3.9%)	549	545
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	598	598
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	990	990
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	988	988
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,092	1,091
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	694	694
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	988	987
Series KK Notes, interest rate of 4.9%, face amount of $800, maturing April 15, 2029 (effective interest rate of 5.3%)	786	785
Series LL Notes, interest rate of 5.5%, face amount of $450, maturing September 15, 2026 (effective interest rate of 5.9%)	445	445
Series MM Notes, interest rate of 5.6%, face amount of $700, maturing October 15, 2028 (effective interest rate of 5.9%)	691	691
Series NN Notes, interest rate of 4.9%, face amount of $500, maturing May 15, 2029 (effective interest rate of 5.3%)	490	—
Series OO Notes, interest rate of 5.3%, face amount of $1,000, maturing May 15, 2034 (effective interest rate of 5.6%)	979	—
Commercial paper	732	1,421
Credit Facility	—	—
Finance lease obligations	129	131
Other	56	56
	$12,658	$11,873
Less current portion	(910)	(553)
	$11,748	$11,320
We paid cash for interest, net of amounts capitalized, of $48 million in the 2024 first quarter and $15 million in the 2023 first quarter.
In February 2024, we issued $500 million aggregate principal amount of 4.875 percent Series NN Notes due May 15, 2029 (the “Series NN Notes”) and $1.0 billion aggregate principal amount of 5.300 percent Series OO Notes due May 15, 2034 (the “Series OO Notes”). We will pay interest on the Series NN Notes and Series OO Notes in May and November of each year, commencing in May 2024. We received net proceeds of approximately $1.468 billion from the offering of the Series NN Notes and Series OO Notes, after deducting the underwriting discount and expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.

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
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	March 31, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$136	$131	$138	$131
Total noncurrent financial assets	$136	$131	$138	$131

Senior Notes	$(10,871)	$(10,471)	$(9,720)	$(9,393)
Commercial paper	(732)	(732)	(1,421)	(1,421)
Other noncurrent liabilities	(71)	(71)	(80)	(80)
Total noncurrent financial liabilities	$(11,674)	$(11,274)	$(11,221)	$(10,894)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2023 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY
The following tables detail the accumulated other comprehensive loss activity for the 2024 first quarter and 2023 first quarter:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2023	$(654)	$7	$(647)
Other comprehensive (loss) income before reclassifications (1)	(157)	11	(146)
Reclassification adjustments	—	(1)	(1)
Net other comprehensive (loss) income	(157)	10	(147)
Balance at March 31, 2024	$(811)	$17	$(794)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2022	$(740)	$11	$(729)
Other comprehensive income (loss) before reclassifications (1)	84	(3)	81
Reclassification adjustments	—	1	1
Net other comprehensive income (loss)	84	(2)	82
Balance at March 31, 2023	$(656)	$9	$(647)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $12 million for the 2024 first quarter and losses of $12 million for the 2023 first quarter.

The following tables detail the changes in common shares outstanding and stockholders’(deficit) equity for the 2024 first quarter and 2023 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
290.5	Balance at year-end 2023	$(682)	$5	$6,051	$14,838	$(20,929)	$(647)
—	Net income	564	—	—	564	—	—
—	Other comprehensive loss	(147)	—	—	—	—	(147)
—	Dividends ($0.52 per share)	(151)	—	—	(151)	—	—
1.3	Stock-based compensation plans	(36)	—	(73)	—	37	—
(4.8)	Purchase of treasury stock	(1,164)	—	—	—	(1,164)	—
287.0	Balance at March 31, 2024	$(1,616)	$5	$5,978	$15,251	$(22,056)	$(794)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.6	Balance at year-end 2022	$568	$5	$5,965	$12,342	$(17,015)	$(729)
—	Net income	757	—	—	757	—	—
—	Other comprehensive income	82	—	—	—	—	82
—	Dividends ($0.40 per share)	(124)	—	—	(124)	—	—
0.9	Stock-based compensation plans	(34)	—	(59)	—	25	—
(6.8)	Purchase of treasury stock	(1,109)	—	—	—	(1,109)	—
304.7	Balance at March 31, 2023	$140	$5	$5,906	$12,975	$(18,099)	$(647)
NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $184 million, to $7,190 million at March 31, 2024, from $7,006 million at December 31, 2023, primarily reflecting an increase in points earned by members. The increase was partially offset by $771 million of revenue recognized in the 2024 first quarter, that was deferred as of December 31, 2023.
Our allowance for credit losses was $201 million at March 31, 2024 and $197 million at December 31, 2023.
NOTE 10. BUSINESS SEGMENTS
Beginning in the 2024 first quarter, we modified our segment structure as a result of a change in the way our chief operating decision maker (“CODM”) evaluates performance and allocates resources within the Company, resulting in the following four reportable business segments: (1) U.S. & Canada, (2) Europe, Middle East & Africa (“EMEA”), (3) Greater China, and (4) Asia Pacific excluding China (“APEC”). Our Caribbean & Latin America (“CALA”) operating segment does not meet the applicable accounting criteria for separate disclosure as a reportable business segment, and as such, we include its results in “Unallocated corporate and other.” We revised the prior period amounts shown in the tables below to conform to our current presentation.
We evaluate the performance of our operating segments using “segment profits,” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or merger-related charges and other expenses. We assign gains and losses, equity in earnings or losses, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and vacation ownership licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, merger-related charges and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments, as well as results of our CALA operating segment.
Our CODM monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2024 first quarter and 2023 first quarter:

	Three Months Ended March 31, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$682	$118	$65	$87	$952
Contract investment amortization	(17)	(3)	—	(1)	(21)
Net fee revenues	665	115	65	86	931
Owned, leased, and other revenue	108	118	7	32	265
Cost reimbursement revenue	3,717	278	76	116	4,187
Total reportable segment revenue	$4,490	$511	$148	$234	$5,383
Unallocated corporate and other					594
Total revenues					$5,977

	Three Months Ended March 31, 2023
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$672	$105	$57	$67	$901
Contract investment amortization	(16)	(3)	—	(1)	(20)
Net fee revenues	656	102	57	66	881
Owned, leased, and other revenue	117	113	4	30	264
Cost reimbursement revenue	3,505	256	70	97	3,928
Total reportable segment revenue	$4,278	$471	$131	$193	$5,073
Unallocated corporate and other					542
Total revenues					$5,615
Segment Profits

	Three Months Ended
(in millions)	March 31, 2024	March 31, 2023
U.S. & Canada	$625	$657
EMEA	81	78
Greater China	51	46
APEC	72	56
Unallocated corporate and other	51	118
Interest expense, net of interest income	(153)	(111)
Provision for income taxes	(163)	(87)
Net income	$564	$757
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to future demand trends and expectations; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.

We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”), Part II, Item 1A of this report, and other factors we describe from time to time in our periodic filings with the SEC.
BUSINESS AND OVERVIEW
Overview
We are a worldwide operator, franchisor, and licensor of hotel, residential, timeshare, and other lodging properties under more than 30 brand names. Under our asset-light business model, we typically manage or franchise hotels, rather than own them. We discuss our operations in the following reportable business segments: (1) U.S. & Canada, (2) Europe, Middle East & Africa (“EMEA”), (3) Greater China, and (4) Asia Pacific excluding China (“APEC”). Our Caribbean & Latin America (“CALA”) operating segment does not meet the applicable criteria for separate disclosure as a reportable business segment, and as such, we include its results in “Unallocated corporate and other.”
Terms of our management agreements vary, but our management fees generally consist of base management fees and incentive management fees. Base management fees are typically calculated as a percentage of property-level revenue. Incentive management fees are typically calculated as a percentage of a hotel profitability measure, and, in many cases (particularly in our U.S. & Canada, Europe, and CALA regions), are subject to a specified owner return. Under our franchise and license agreements for most properties, franchise fees are calculated as a percentage of property-level revenue or a portion thereof. Additionally, we earn franchise fees for the use of our intellectual property, including primarily co-branded credit card fees, as well as timeshare and yacht fees, residential branding fees, franchise application and relicensing fees, and certain other non-hotel licensing fees, which we refer to as “non-RevPAR related franchise fees.”
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing room sales for comparable properties by room nights available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues for comparable properties. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing occupied rooms by total rooms available at comparable properties, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property room revenue at comparable properties by total rooms sold, measures average room price and is useful in assessing pricing levels. RevPAR, occupancy, and ADR statistics are on a systemwide basis for comparable properties, unless otherwise stated. Unless otherwise stated, all changes refer to year-over-year changes for the comparable period. Comparisons to prior periods are on a constant U.S. dollar basis. We calculate constant dollar statistics by applying exchange rates for the current period to the prior comparable period.
We define our comparable properties as our properties that were open and operating under one of our hotel brands since the beginning of the last full calendar year (since January 1, 2023 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption. Our comparable properties also exclude MGM Collection with Marriott Bonvoy, Design Hotels, The Ritz-Carlton Yacht Collection, and timeshare properties.
Business Trends
We saw solid global RevPAR improvement during the 2024 first quarter compared to the same period in 2023. For the 2024 first quarter, worldwide RevPAR increased 4.2 percent compared to the 2023 first quarter, reflecting

ADR growth of 2.8 percent and occupancy improvement of 0.9 percentage points. The increase in RevPAR was primarily driven by strong year-over-year demand growth in our International regions.
In the U.S. & Canada, where demand has normalized, RevPAR increased 1.5 percent in the 2024 first quarter, led by strong group business.
In EMEA, RevPAR growth of 10.1 percent in the 2024 first quarter was driven by strong demand in most countries across the region, reflecting strength across most customer segments. In Greater China, RevPAR increased 6.0 percent with growth in demand and ADR. In APEC, RevPAR grew 16.5 percent, driven by growth in leisure and business travel, including an increase in inbound travel into the region compared to the 2023 first quarter. In CALA, RevPAR grew 11.6 percent, driven by strong leisure demand at resorts in the Caribbean and Mexico.
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
System Growth and Pipeline
At the end of the 2024 first quarter, our system had 8,861 properties (1,643,172 rooms), compared to 8,785 properties (1,597,380 rooms) at year-end 2023 and 8,353 properties (1,534,072 rooms) at the end of the 2023 first quarter. In the 2024 first quarter, we added roughly 46,000 net rooms, including the addition of approximately 37,000 rooms from our exclusive, long-term strategic licensing agreement with MGM Resorts International.
At the end of the 2024 first quarter, we had over 3,400 hotels and nearly 547,000 rooms in our development pipeline, which includes roughly 27,000 rooms approved for development but not yet under signed contracts. More than 202,000 rooms in the pipeline, or 37 percent, were under construction at the end of the 2024 first quarter. Over half of the rooms in our development pipeline are located outside U.S. & Canada.
We currently expect full year 2024 net rooms growth of approximately 5.5 to 6.0 percent.

Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	March 31, 2024	March 31, 2023	vs. March 31, 2023		March 31, 2024	March 31, 2023	vs. March 31, 2023
Managed	1,969	1,993	(24)	(1)%	566,944	561,197	5,747	1%
Franchised/Licensed/Other (1)	6,716	6,192	524	8%	1,049,173	947,119	102,054	11%
Owned/Leased	50	52	(2)	(4)%	13,111	13,865	(754)	(5)%
Residential	126	116	10	9%	13,944	11,891	2,053	17%
Total	8,861	8,353	508	6%	1,643,172	1,534,072	109,100	7%
(1)In addition to franchised, includes timeshare, The Ritz-Carlton Yacht Collection, and certain license and other agreements.
Lodging Statistics
The following table presents RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended March 31, 2024 and Change vs. Three Months Ended March 31, 2023
	RevPAR		Occupancy			Average Daily Rate
	2024	vs. 2023	2024	vs. 2023		2024	vs. 2023
Comparable Company-Operated Properties
U.S. & Canada	$170.75	2.6%	66.0%	0.3%	pts.	$258.76	2.1%
Europe	$147.12	5.5%	61.6%	1.2%	pts.	$238.86	3.4%
Middle East & Africa	$146.26	12.2%	70.3%	3.4%	pts.	$207.97	6.9%
Greater China	$82.48	6.0%	65.2%	2.3%	pts.	$126.42	2.3%
Asia Pacific excluding China	$123.78	16.1%	72.0%	5.5%	pts.	$171.86	7.2%
Caribbean & Latin America	$221.29	9.6%	68.0%	2.0%	pts.	$325.25	6.4%
International - All (1)	$122.00	10.4%	67.8%	3.2%	pts.	$179.99	5.1%
Worldwide (2)	$142.87	6.3%	67.0%	2.0%	pts.	$213.20	3.2%
Comparable Systemwide Properties
U.S. & Canada	$119.61	1.5%	65.5%	(0.3)%	pts.	$182.63	1.9%
Europe	$105.64	7.6%	59.0%	3.5%	pts.	$179.02	1.2%
Middle East & Africa	$134.09	13.3%	68.5%	2.7%	pts.	$195.75	8.8%
Greater China	$76.87	6.0%	64.4%	2.3%	pts.	$119.33	2.2%
Asia Pacific excluding China	$123.02	16.5%	71.3%	5.1%	pts.	$172.51	8.2%
Caribbean & Latin America	$185.36	11.6%	69.7%	3.7%	pts.	$265.96	5.6%
International - All (1)	$114.88	11.1%	65.9%	3.4%	pts.	$174.24	5.3%
Worldwide (2)	$118.13	4.2%	65.6%	0.9%	pts.	$179.99	2.8%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2024 first quarter compared to the 2023 first quarter. Also see the “Business Trends” section above for further discussion.

Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change 2024 vs. 2023
Base management fees	$313	$293	$20	7%
Franchise fees	688	639	49	8%
Incentive management fees	209	201	8	4%
Gross fee revenues	1,210	1,133	77	7%
Contract investment amortization	(23)	(21)	(2)	(10)%
Net fee revenues	$1,187	$1,112	$75	7%
The increase in base management fees in the 2024 first quarter primarily reflected higher RevPAR.
The increase in franchise fees in the 2024 first quarter primarily reflected unit growth ($22 million), higher RevPAR, and higher non-RevPAR related franchise fees ($11 million). Non-RevPAR related franchise fees of $208 million in the 2024 first quarter increased primarily due to higher co-branded credit card fees ($14 million).
The increase in incentive management fees in the 2024 first quarter primarily reflected higher profits at International managed hotels.
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change 2024 vs. 2023
Owned, leased, and other revenue	$357	$356	$1	—%
Owned, leased, and other - direct expenses	286	281	5	2%
Owned, leased, and other, net	$71	$75	$(4)	(5)%
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change 2024 vs. 2023
Cost reimbursement revenue	$4,433	$4,147	$286	7%
Reimbursed expenses	4,501	4,136	365	9%
Cost reimbursements, net	$(68)	$11	$(79)	(718)%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from property owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The decrease in cost reimbursements, net in the 2024 first quarter primarily reflected higher Loyalty Program expenses, as well as lower revenues, net of expenses, for our centralized programs and services.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change 2024 vs. 2023
Depreciation, amortization, and other	$45	$44	$1	2%
General, administrative, and other	261	202	59	29%
Merger-related charges and other	8	1	7	700%
General, administrative, and other expenses increased in the 2024 first quarter primarily due to higher compensation costs.

Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change 2024 vs. 2023
Gains and other income, net	$4	$3	$1	33%
Interest expense	(163)	(126)	(37)	(29)%
Interest income	10	15	(5)	(33)%
Equity in earnings	—	1	(1)	(100)%
Interest expense increased in the 2024 first quarter primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($30 million).
Income Taxes

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change 2024 vs. 2023
Provision for income taxes	$(163)	$(87)	$(76)	(87)%
Provision for income taxes increased by $76 million in the 2024 first quarter primarily due to the prior year release of tax reserves ($103 million), which was mostly due to completion of a tax audit, partially offset by the decrease in operating income ($28 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2024 first quarter compared to the 2023 first quarter. Also see the “Business Trends” section above for further discussion.

	Three Months Ended
($ in millions)	March 31, 2024	March 31, 2023	Change 2024 vs. 2023
U.S. & Canada
Segment net fee revenues	$665	$656	$9	1%
Segment profit	625	657	(32)	(5)%
EMEA
Segment net fee revenues	115	102	13	13%
Segment profit	81	78	3	4%
Greater China
Segment net fee revenues	65	57	8	14%
Segment profit	51	46	5	11%
APEC
Segment net fee revenues	86	66	20	30%
Segment profit	72	56	16	29%

	Properties				Rooms
	March 31, 2024	March 31, 2023	vs. March 31, 2023		March 31, 2024	March 31, 2023	vs. March 31, 2023
U.S. & Canada	6,013	5,880	133	2%	1,019,920	968,919	51,001	5%
EMEA	1,150	1,059	91	9%	220,113	207,811	12,302	6%
Greater China	533	480	53	11%	160,972	148,434	12,538	8%
APEC	578	514	64	12%	132,480	119,432	13,048	11%
In the 2024 first quarter, net fee revenue grew across all segments, compared to the same period in 2023, primarily reflecting higher RevPAR and unit growth. (See the Lodging Statistics and Properties and Rooms tables above for more information.) Segment profits also reflected higher general, administrative, and other expenses, primarily due to higher compensation costs, compared to the 2023 first quarter. Additionally, U.S. & Canada segment profit reflects $24 million of lower cost reimbursement revenue, net of reimbursed expenses compared to the 2023 first quarter.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2024 first quarter, our long-term debt had a weighted average interest rate of 4.5 percent and a weighted average maturity of approximately 5.3 years. Including the effect of interest rate swaps, the ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2024 first quarter.
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
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $448 million at March 31, 2024, an increase of $82 million from year-end 2023, primarily due to Senior Notes issuances ($1,468 million) and net cash provided by operating activities ($779 million), partially offset by share repurchases ($1,144 million), net commercial paper repayments ($685 million), dividends paid ($151 million), financing outflows for employee stock-based compensation withholding taxes ($121 million), and capital and technology expenditures ($109 million). Net cash provided by operating activities decreased by $108 million in the 2024 first quarter compared to the 2023 first quarter, primarily due to lower net income (adjusted for non-cash items) and working capital changes driven by accounts receivable timing.
Our ratio of current assets to current liabilities was 0.4 to 1.0 at the end of the 2024 first quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.

Capital Expenditures and Other Investments
We made capital and technology expenditures of $109 million in the 2024 first quarter and $95 million in the 2023 first quarter. We expect capital expenditures and other investments will total approximately $1.0 billion to $1.2 billion for the 2024 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $250 million for maintenance capital spending). Our anticipated capital and technology expenditures include $200 million of spending related to our option to purchase the land underlying the Sheraton Grand Chicago, which we discuss in Note 5.
Share Repurchases and Dividends
We repurchased 4.8 million shares of our common stock for $1.2 billion in the 2024 first quarter. Year-to-date through April 26, 2024, we repurchased 6.2 million shares for $1.5 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
On February 8, 2024, our Board of Directors declared a quarterly cash dividend of $0.52 per share, which was paid on March 29, 2024 to stockholders of record on February 22, 2024.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2024 first quarter, there have been no material changes to our cash requirements as disclosed in our 2023 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At March 31, 2024, projected Deemed Repatriation Transition Tax payments under the 2017 Tax Cuts and Jobs Act totaled $243 million, of which $108 million is payable within the next 12 months from March 31, 2024.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2023 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2023. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2023 Form 10-K for more information on our exposure to market risk.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2024 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks that make an investment in our securities risky. You should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our 2023 Form 10-K. There are no material changes to the risk factors discussed in our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 - January 31, 2024	1.3	$231.09	1.3	27.8
February 1, 2024 - February 29, 2024	1.4	$244.26	1.4	26.4
March 1, 2024 - March 31, 2024	2.1	$249.85	2.1	24.3
(1)On November 10, 2022, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. In addition, on November 9, 2023, we announced that our Board of Directors further increased our common stock repurchase authorization by 25 million shares. As of March 31, 2024, 24.3 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2024 first quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

*10.1	Form of Stock Appreciation Rights Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2024).	Filed with this report.

*10.2	Form of Performance Share Unit Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2024).	Filed with this report.

*10.3	Form of Restricted Stock Unit Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2024).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
* Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
May 1, 2024

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)