Form 10-Q
period 2024-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2024-07-31
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 281,522,766 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 24, 2024.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
REVENUES
Base management fees	$330	$318	$643	$611
Franchise fees	818	739	1,506	1,378
Incentive management fees	195	193	404	394
Gross fee revenues	1,343	1,250	2,553	2,383
Contract investment amortization	(27)	(22)	(50)	(43)
Net fee revenues	1,316	1,228	2,503	2,340
Owned, leased, and other revenue	395	390	752	746
Cost reimbursement revenue	4,728	4,457	9,161	8,604
	6,439	6,075	12,416	11,690
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	296	287	582	568
Depreciation, amortization, and other	47	48	92	92
General, administrative, and other	248	240	509	442
Merger-related charges and other	8	38	16	39
Reimbursed expenses	4,645	4,366	9,146	8,502
	5,244	4,979	10,345	9,643
OPERATING INCOME	1,195	1,096	2,071	2,047
Gains and other income, net	4	2	8	5
Interest expense	(173)	(140)	(336)	(266)
Interest income	9	(1)	19	14
Equity in earnings	5	7	5	8
INCOME BEFORE INCOME TAXES	1,040	964	1,767	1,808
Provision for income taxes	(268)	(238)	(431)	(325)
NET INCOME	$772	$726	$1,336	$1,483
EARNINGS PER SHARE
Earnings per share – basic	$2.70	$2.39	$4.64	$4.84
Earnings per share – diluted	$2.69	$2.38	$4.62	$4.81
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$772	$726	$1,336	$1,483
Other comprehensive (loss) income
Foreign currency translation adjustments	(114)	(77)	(271)	7
Other adjustments, net of tax	3	8	13	6
Total other comprehensive (loss) income, net of tax	(111)	(69)	(258)	13
Comprehensive income	$661	$657	$1,078	$1,496
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and equivalents	$349	$338
Accounts and notes receivable, net	2,847	2,712
Prepaid expenses and other	304	261
	3,500	3,311
Property and equipment, net	1,558	1,581
Intangible assets
Brands	5,818	5,907
Contract acquisition costs and other	3,445	3,283
Goodwill	8,783	8,886
	18,046	18,076
Equity method investments	304	308
Notes receivable, net	146	138
Deferred tax assets	644	673
Operating lease assets	875	929
Other noncurrent assets	667	658
	$25,740	$25,674
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$960	$553
Accounts payable	826	738
Accrued payroll and benefits	1,136	1,390
Liability for guest loyalty program	3,383	3,328
Accrued expenses and other	1,978	1,753
	8,283	7,762
Long-term debt	12,183	11,320
Liability for guest loyalty program	3,942	3,678
Deferred tax liabilities	219	209
Deferred revenue	1,052	1,018
Operating lease liabilities	825	887
Other noncurrent liabilities	1,327	1,482
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,030	6,051
Retained earnings	15,844	14,838
Treasury stock, at cost	(23,065)	(20,929)
Accumulated other comprehensive loss	(905)	(647)
	(2,091)	(682)
	$25,740	$25,674
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES
Net income	$1,336	$1,483
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	142	135
Stock-based compensation	110	93
Income taxes	(2)	(80)
Liability for guest loyalty program	319	131
Contract acquisition costs	(121)	(105)
Merger-related charges and other	15	32
Working capital changes	(274)	(215)
Other	26	64
Net cash provided by operating activities	1,551	1,538
INVESTING ACTIVITIES
Capital and technology expenditures	(234)	(194)
Asset acquisition	—	(102)
Dispositions	1	—
Loan advances	(8)	(17)
Loan collections	8	33
Other	8	37
Net cash used in investing activities	(225)	(243)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	342	736
Issuance of long-term debt	1,468	783
Repayment of long-term debt	(554)	(330)
Issuance of Class A Common Stock	33	—
Dividends paid	(330)	(281)
Purchase of treasury stock	(2,156)	(2,046)
Stock-based compensation withholding taxes	(125)	(79)
Other	—	(24)
Net cash used in financing activities	(1,322)	(1,241)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	4	54
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	366	525
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$370	$579
(1)The 2024 amounts include beginning restricted cash of $28 million at December 31, 2023, and ending restricted cash of $21 million at June 30, 2024, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2024 and December 31, 2023, the results of our operations for the three and six months ended June 30, 2024 and June 30, 2023, and cash flows for the six months ended June 30, 2024 and June 30, 2023. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Computation of Basic Earnings Per Share
Net income	$772	$726	$1,336	$1,483
Shares for basic earnings per share	285.8	303.6	288.1	306.6
Basic earnings per share	$2.70	$2.39	$4.64	$4.84
Computation of Diluted Earnings Per Share
Net income	$772	$726	$1,336	$1,483
Shares for basic earnings per share	285.8	303.6	288.1	306.6
Effect of dilutive securities
Stock-based compensation	0.9	1.4	1.0	1.4
Shares for diluted earnings per share	286.7	305.0	289.1	308.0
Diluted earnings per share	$2.69	$2.38	$4.62	$4.81

NOTE 3. STOCK-BASED COMPENSATION
We granted 0.8 million restricted stock units (“RSUs”) during the 2024 first half to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2024 first half to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2026 adjusted EBITDA performance and relative total stockholder return over the 2024 to 2026 performance period. RSUs, including PSUs, granted in the 2024 first half had a weighted average grant-date fair value of $226 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $49 million in the 2024 second quarter, $49 million in the 2023 second quarter, $94 million in the 2024 first half, and $82 million in the 2023 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $272 million at June 30, 2024 and $171 million at December 31, 2023.
NOTE 4. INCOME TAXES
Our effective tax rate increased to 25.8 percent for the 2024 second quarter compared to 24.7 percent for the 2023 second quarter, primarily due to a shift in earnings to jurisdictions with higher tax rates.
Our effective tax rate increased to 24.4 percent for the 2024 first half compared to 18.0 percent for the 2023 first half, primarily due to the prior year release of tax reserves and a shift in earnings to jurisdictions with higher tax rates.
We paid cash for income taxes, net of refunds, of $433 million in the 2024 first half and $406 million in the 2023 first half.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at June 30, 2024 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$57	$6
Operating profit	150	75
Other	19	4
	$226	$85
Our maximum potential guarantees listed in the preceding table include $64 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. In January 2024, the owner exercised the put option, and we exercised our option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash, resulting in an expected total cash payment of approximately $500 million. The closing is expected to occur in the 2024 fourth quarter. We account for the put option as a guarantee, and our recorded liability (reflected in the “Accrued expenses and other” caption of our Balance Sheets) was $300 million at June 30, 2024 and December 31, 2023.

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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The District Court granted in part and denied in part class certification of various U.S. groups of consumers. In August 2023, the U.S. Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) vacated the District Court’s class certification decision because the District Court failed to first consider the effect of a class-action waiver signed by all putative class members. On remand, after briefing, the District Court issued an order reinstating the same classes that had previously been certified. We promptly petitioned the Fourth Circuit, seeking leave to appeal that ruling. The Fourth Circuit granted that petition on January 18, 2024, but has not yet set a date for oral argument. A case brought by the City of Chicago (which is consolidated in the MDL proceeding) also remains pending. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Most of these matters have been resolved, are expected to be resolved in the near future, or no longer appear to be active. We believe we have reached a resolution with the Federal Trade Commission, and we are continuing to progress in our discussions with the Attorney General offices from 49 states and the District of Columbia. Based on this progress, we believe it is probable that we will incur losses, and as of June 30, 2024, we have an accrual for an estimated loss contingency, which is not material to our Financial Statements.
While we believe it is reasonably possible that we may incur losses in excess of the amounts recorded associated with the above described MDL proceedings and unresolved regulatory investigations related to the Data Security Incident, it is not possible to reasonably estimate the amount of such losses or range of loss that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings and investigations based on: (1) in the case of the above described MDL proceedings, the current stage of these proceedings, the absence of specificity as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, and the lack of resolution of significant factual and legal issues, and (2) uncertainty regarding unresolved inquiries, investigations, or requests for information and/or documents.

NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of June 30, 2024 and year-end 2023:

(in millions)	June 30, 2024	December 31, 2023
Senior Notes:
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	$349	$349
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	748	748
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	320	321
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	288	288
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	447	447
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	298
Series CC Notes, interest rate of 3.6%, face amount of $550, matured April 15, 2024 (effective interest rate of 3.9%)	—	545
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	599	598
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	990	990
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	988	988
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,092	1,091
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	695	694
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	989	987
Series KK Notes, interest rate of 4.9%, face amount of $800, maturing April 15, 2029 (effective interest rate of 5.3%)	786	785
Series LL Notes, interest rate of 5.5%, face amount of $450, maturing September 15, 2026 (effective interest rate of 5.9%)	446	445
Series MM Notes, interest rate of 5.6%, face amount of $700, maturing October 15, 2028 (effective interest rate of 5.9%)	692	691
Series NN Notes, interest rate of 4.9%, face amount of $500, maturing May 15, 2029 (effective interest rate of 5.3%)	490	—
Series OO Notes, interest rate of 5.3%, face amount of $1,000, maturing May 15, 2034 (effective interest rate of 5.6%)	979	—
Commercial paper	1,763	1,421
Credit Facility	—	—
Finance lease obligations	128	131
Other	56	56
	$13,143	$11,873
Less current portion	(960)	(553)
	$12,183	$11,320
We paid cash for interest, net of amounts capitalized, of $303 million in the 2024 first half and $196 million in the 2023 first half.
In February 2024, we issued $500 million aggregate principal amount of 4.875 percent Series NN Notes due May 15, 2029 (the “Series NN Notes”) and $1.0 billion aggregate principal amount of 5.300 percent Series OO Notes due May 15, 2034 (the “Series OO Notes”). We pay interest on the Series NN Notes and Series OO Notes in May and November of each year. We received net proceeds of approximately $1.468 billion from the offering of the Series NN Notes and Series OO Notes, after deducting the underwriting discount and expenses, which were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.

We are party to a $4.5 billion multicurrency revolving credit agreement (as amended, the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. U.S. dollar borrowings under the Credit Facility bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (which generally have short-term maturities of 45 days or less) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	June 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$146	$142	$138	$131
Total noncurrent financial assets	$146	$142	$138	$131

Senior Notes	$(10,277)	$(9,841)	$(9,720)	$(9,393)
Commercial paper	(1,763)	(1,763)	(1,421)	(1,421)
Total noncurrent financial liabilities	$(12,040)	$(11,604)	$(11,141)	$(10,814)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2023 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2024 first half and 2023 first half:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2023	$(654)	$7	$(647)
Other comprehensive (loss) income before reclassifications (1)	(271)	17	(254)
Reclassification adjustments	—	(4)	(4)
Net other comprehensive (loss) income	(271)	13	(258)
Balance at June 30, 2024	$(925)	$20	$(905)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2022	$(740)	$11	$(729)
Other comprehensive income before reclassifications (1)	7	4	11
Reclassification adjustments	—	2	2
Net other comprehensive income	7	6	13
Balance at June 30, 2023	$(733)	$17	$(716)
(1)Other comprehensive (loss) income before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $21 million for the 2024 first half and losses of $14 million for the 2023 first half.

The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2024 first half and 2023 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
290.5	Balance at year-end 2023	$(682)	$5	$6,051	$14,838	$(20,929)	$(647)
—	Net income	564	—	—	564	—	—
—	Other comprehensive loss	(147)	—	—	—	—	(147)
—	Dividends ($0.52 per share)	(151)	—	—	(151)	—	—
1.3	Stock-based compensation plans	(36)	—	(73)	—	37	—
(4.8)	Purchase of treasury stock	(1,164)	—	—	—	(1,164)	—
287.0	Balance at March 31, 2024	$(1,616)	$5	$5,978	$15,251	$(22,056)	$(794)
—	Net income	772	—	—	772	—	—
—	Other comprehensive loss	(111)	—	—	—	—	(111)
—	Dividends ($0.63 per share)	(179)	—	—	(179)	—	—
—	Stock-based compensation plans	53	—	52	—	1	—
(4.1)	Purchase of treasury stock	(1,010)	—	—	—	(1,010)	—
282.9	Balance at June 30, 2024	$(2,091)	$5	$6,030	$15,844	$(23,065)	$(905)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.6	Balance at year-end 2022	$568	$5	$5,965	$12,342	$(17,015)	$(729)
—	Net income	757	—	—	757	—	—
—	Other comprehensive income	82	—	—	—	—	82
—	Dividends ($0.40 per share)	(124)	—	—	(124)	—	—
0.9	Stock-based compensation plans	(34)	—	(59)	—	25	—
(6.8)	Purchase of treasury stock	(1,109)	—	—	—	(1,109)	—
304.7	Balance at March 31, 2023	$140	$5	$5,906	$12,975	$(18,099)	$(647)
—	Net income	726	—	—	726	—	—
—	Other comprehensive loss	(69)	—	—	—	—	(69)
—	Dividends ($0.52 per share)	(157)	—	—	(157)	—	—
0.1	Stock-based compensation plans	48	—	46	—	2	—
(5.2)	Purchase of treasury stock	(912)	—	—	—	(912)	—
299.6	Balance at June 30, 2023	$(224)	$5	$5,952	$13,544	$(19,009)	$(716)
NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $319 million, to $7,325 million at June 30, 2024, from $7,006 million at December 31, 2023, primarily reflecting an increase in points earned by members. The increase was partially offset by $1,645 million of revenue recognized in the 2024 first half, that was deferred as of December 31, 2023.
Our allowance for credit losses was $207 million at June 30, 2024 and $197 million at December 31, 2023.
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

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2024 second quarter, 2023 second quarter, 2024 first half, and 2023 first half:

	Three Months Ended June 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$798	$154	$59	$74	$1,085
Contract investment amortization	(21)	(4)	—	(1)	(26)
Net fee revenues	777	150	59	73	1,059
Owned, leased, and other revenue	111	157	6	36	310
Cost reimbursement revenue	3,877	322	75	123	4,397
Total reportable segment revenue	$4,765	$629	$140	$232	$5,766
Unallocated corporate and other					673
Total revenues					$6,439

	Three Months Ended June 30, 2023
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$751	$133	$68	$63	$1,015
Contract investment amortization	(17)	(3)	—	(1)	(21)
Net fee revenues	734	130	68	62	994
Owned, leased, and other revenue	116	151	5	37	309
Cost reimbursement revenue	3,652	307	81	100	4,140
Total reportable segment revenue	$4,502	$588	$154	$199	$5,443
Unallocated corporate and other					632
Total revenues					$6,075

	Six Months Ended June 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$1,480	$272	$124	$161	$2,037
Contract investment amortization	(38)	(7)	—	(2)	(47)
Net fee revenues	1,442	265	124	159	1,990
Owned, leased, and other revenue	219	275	13	68	575
Cost reimbursement revenue	7,594	600	151	239	8,584
Total reportable segment revenue	$9,255	$1,140	$288	$466	$11,149
Unallocated corporate and other					1,267
Total revenues					$12,416

	Six Months Ended June 30, 2023
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$1,423	$238	$125	$130	$1,916
Contract investment amortization	(33)	(6)	—	(2)	(41)
Net fee revenues	1,390	232	125	128	1,875
Owned, leased, and other revenue	233	264	9	67	573
Cost reimbursement revenue	7,157	563	151	197	8,068
Total reportable segment revenue	$8,780	$1,059	$285	$392	$10,516
Unallocated corporate and other					1,174
Total revenues					$11,690
Segment Profits

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
U.S. & Canada	$787	$756	$1,412	$1,413
EMEA	153	132	234	210
Greater China	47	59	98	105
APEC	62	57	134	113
Unallocated corporate and other	155	101	206	219
Interest expense, net of interest income	(164)	(141)	(317)	(252)
Provision for income taxes	(268)	(238)	(431)	(325)
Net income	$772	$726	$1,336	$1,483
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to our development pipeline; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
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
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing property level room revenue by rooms available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing total rooms sold by total rooms available for the period, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property level room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. RevPAR, occupancy, and ADR statistics are on a systemwide basis for comparable properties, unless otherwise stated. Unless otherwise stated, all changes refer to year-over-year changes for the comparable period. Comparisons to prior periods are on a constant U.S. dollar basis, which we calculate by applying exchange rates for the current period to the prior comparable period. We believe constant dollar analysis provides valuable information regarding our properties’ performance as it removes currency fluctuations from the presentation of such results.
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
Business Trends
We saw solid global RevPAR growth during the 2024 second quarter and 2024 first half compared to the same periods in 2023. For the 2024 second quarter, worldwide RevPAR increased 4.9 percent, reflecting ADR growth of 2.6 percent and occupancy improvement of 1.6 percentage points. For the 2024 first half, worldwide RevPAR increased 4.5 percent, reflecting ADR growth of 2.7 percent and occupancy improvement of 1.2 percentage points. The increase in RevPAR in the 2024 second quarter and 2024 first half was primarily driven by strong year-over-year demand growth in most of our regions.
In the U.S. & Canada, where demand has normalized, RevPAR increased 2.8 percent in the 2024 first half, led by strong group business.
In EMEA, RevPAR growth of 9.6 percent in the 2024 first half was driven by strong demand across the region. In Greater China, RevPAR was relatively unchanged compared to the 2023 first half, as RevPAR growth in the 2024 first quarter was offset by a decline in RevPAR in the 2024 second quarter due to lower domestic demand and an increase in outbound travel. In APEC, RevPAR increased 14.8 percent in the 2024 first half, driven by strong growth in ADR and occupancy from leisure and business travelers, including an increase in inbound demand into the region. In CALA, RevPAR increased 10.3 percent in the 2024 first half, driven by strong demand throughout the region.

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
System Growth and Pipeline
At the end of the 2024 second quarter, our system had 8,969 properties (1,658,659 rooms), compared to 8,785 properties (1,597,380 rooms) at year-end 2023 and 8,590 properties (1,565,258 rooms) at the end of the 2023 second quarter. In the 2024 first half, we added roughly 61,300 net rooms, including the addition of approximately 37,000 rooms from our exclusive, long-term strategic licensing agreement with MGM Resorts International.
At the end of the 2024 second quarter, we had approximately 3,500 hotels and more than 559,000 rooms in our development pipeline, which includes roughly 33,000 rooms approved for development but not yet under signed contracts. Over 209,000 rooms in the pipeline, or 37 percent, were under construction at the end of the 2024 second quarter. Over half of the rooms in our development pipeline are located outside U.S. & Canada.
We currently expect full year 2024 net rooms growth of 5.5 to 6.0 percent.
Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	June 30, 2024	June 30, 2023	vs. June 30, 2023		June 30, 2024	June 30, 2023	vs. June 30, 2023
Managed	1,980	2,016	(36)	(2)%	568,501	567,463	1,038	—%
Franchised/Licensed/Other (1)	6,809	6,403	406	6%	1,062,749	971,544	91,205	9%
Owned/Leased	50	52	(2)	(4)%	13,110	13,865	(755)	(5)%
Residential	130	119	11	9%	14,299	12,386	1,913	15%
Total	8,969	8,590	379	4%	1,658,659	1,565,258	93,401	6%
(1)In addition to franchised, includes timeshare, The Ritz-Carlton Yacht Collection, and certain license and other agreements.
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended June 30, 2024 and Change vs. Three Months Ended June 30, 2023
	RevPAR		Occupancy			Average Daily Rate
	2024	vs. 2023	2024	vs. 2023		2024	vs. 2023
Comparable Company-Operated Properties
U.S. & Canada	$189.01	3.7%	73.6%	0.9%	pts.	$256.72	2.4%
Europe	$241.85	6.7%	75.9%	0.5%	pts.	$318.49	6.0%
Middle East & Africa	$121.16	16.8%	65.1%	3.5%	pts.	$186.07	10.6%
Greater China	$82.54	(4.6)%	68.9%	0.9%	pts.	$119.84	(5.9)%
Asia Pacific excluding China	$110.52	12.0%	70.6%	4.1%	pts.	$156.54	5.4%
Caribbean & Latin America	$171.04	6.3%	66.5%	3.6%	pts.	$257.16	0.5%
International - All (1)	$121.60	6.4%	69.3%	2.4%	pts.	$175.42	2.8%
Worldwide (2)	$150.24	4.9%	71.1%	1.7%	pts.	$211.16	2.4%
Comparable Systemwide Properties
U.S. & Canada	$142.20	3.9%	74.7%	1.1%	pts.	$190.33	2.4%
Europe	$171.89	6.6%	75.0%	2.1%	pts.	$229.13	3.6%
Middle East & Africa	$113.15	18.1%	64.9%	3.8%	pts.	$174.41	11.2%
Greater China	$77.12	(4.2)%	67.9%	0.7%	pts.	$113.54	(5.1)%
Asia Pacific excluding China	$113.44	13.0%	71.0%	4.3%	pts.	$159.71	6.2%
Caribbean & Latin America	$149.03	8.6%	66.5%	3.8%	pts.	$224.16	2.4%
International - All (1)	$121.14	7.4%	69.7%	2.6%	pts.	$173.80	3.4%
Worldwide (2)	$135.52	4.9%	73.1%	1.6%	pts.	$185.33	2.6%

	Six Months Ended June 30, 2024 and Change vs. Six Months Ended June 30, 2023
	RevPAR		Occupancy			Average Daily Rate
	2024	vs. 2023	2024	vs. 2023		2024	vs. 2023
Comparable Company-Operated Properties
U.S. & Canada	$179.89	3.1%	69.8%	0.6%	pts.	$257.72	2.3%
Europe	$195.35	6.0%	68.8%	0.8%	pts.	$283.82	4.7%
Middle East & Africa	$133.70	14.3%	67.7%	3.4%	pts.	$197.43	8.5%
Greater China	$83.84	0.1%	67.2%	1.6%	pts.	$124.72	(2.2)%
Asia Pacific excluding China	$117.65	14.1%	71.5%	4.8%	pts.	$164.59	6.5%
Caribbean & Latin America	$196.16	8.2%	67.3%	2.8%	pts.	$291.59	3.7%
International - All (1)	$122.39	8.2%	68.6%	2.8%	pts.	$178.27	3.9%
Worldwide (2)	$146.83	5.5%	69.1%	1.8%	pts.	$212.38	2.7%
Comparable Systemwide Properties
U.S. & Canada	$130.96	2.8%	70.1%	0.4%	pts.	$186.70	2.2%
Europe	$139.27	6.6%	67.1%	2.7%	pts.	$207.57	2.4%
Middle East & Africa	$123.62	15.5%	66.7%	3.3%	pts.	$185.36	9.8%
Greater China	$78.13	0.4%	66.3%	1.5%	pts.	$117.82	(1.8)%
Asia Pacific excluding China	$118.61	14.8%	71.3%	4.7%	pts.	$166.35	7.3%
Caribbean & Latin America	$167.20	10.3%	68.1%	3.8%	pts.	$245.56	4.2%
International - All (1)	$118.42	9.0%	67.9%	3.0%	pts.	$174.42	4.2%
Worldwide (2)	$126.98	4.5%	69.4%	1.2%	pts.	$182.89	2.7%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2024 second quarter compared to the 2023 second quarter and for the 2024 first half compared to the 2023 first half. Also see the “Business Trends” section above for further discussion.

Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Base management fees	$330	$318	$12	4%	$643	$611	$32	5%
Franchise fees	818	739	79	11%	1,506	1,378	128	9%
Incentive management fees	195	193	2	1%	404	394	10	3%
Gross fee revenues	1,343	1,250	93	7%	2,553	2,383	170	7%
Contract investment amortization	(27)	(22)	(5)	(23)%	(50)	(43)	(7)	(16)%
Net fee revenues	$1,316	$1,228	$88	7%	$2,503	$2,340	$163	7%
The increase in base management fees in the 2024 second quarter and 2024 first half primarily reflected higher RevPAR.
The increase in franchise fees in the 2024 second quarter and 2024 first half primarily reflected unit growth ($26 million and $48 million, respectively), higher RevPAR, and higher non-RevPAR related franchise fees ($28 million and $39 million, respectively). Non-RevPAR related franchise fees of $234 million in the 2024 second quarter and $442 million in the 2024 first half increased primarily due to higher co-branded credit card fees ($15 million and $28 million, respectively). In the 2024 second quarter, non-RevPAR related franchise fees also increased due to higher residential branding fees ($13 million).
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Owned, leased, and other revenue	$395	$390	$5	1%	$752	$746	$6	1%
Owned, leased, and other - direct expenses	296	287	9	3%	582	568	14	2%
Owned, leased, and other, net	$99	$103	$(4)	(4)%	$170	$178	$(8)	(4)%
Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Cost reimbursement revenue	$4,728	$4,457	$271	6%	$9,161	$8,604	$557	6%
Reimbursed expenses	4,645	4,366	279	6%	9,146	8,502	644	8%
Cost reimbursements, net	$83	$91	$(8)	(9)%	$15	$102	$(87)	(85)%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from property owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The decrease in cost reimbursements, net in the 2024 second quarter and 2024 first half primarily reflected higher Loyalty Program expenses and lower revenues, net of expenses, for our other centralized programs and services, partially offset by lower expenses related to our insurance program.
Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Depreciation, amortization, and other	$47	$48	$(1)	(2)%	$92	$92	$—	—%
General, administrative, and other	248	240	8	3%	509	442	67	15%
Merger-related charges and other	8	38	(30)	(79)%	16	39	(23)	(59)%

General, administrative, and other expenses increased in the 2024 first half primarily due to higher compensation costs.
Merger-related charges and other expenses decreased in the 2024 second quarter and 2024 first half primarily due to lower charges related to the Data Security Incident discussed in Note 5.
Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Gains and other income, net	$4	$2	$2	100%	$8	$5	$3	60%
Interest expense	(173)	(140)	(33)	(24)%	(336)	(266)	(70)	(26)%
Interest income	9	(1)	10	nm*	19	14	5	36%
Equity in earnings	5	7	(2)	(29)%	5	8	(3)	(38)%
* Percentage change is not meaningful.
Interest expense increased in the 2024 second quarter and 2024 first half primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($28 million and $58 million, respectively).
Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
Provision for income taxes	$(268)	$(238)	$(30)	(13)%	$(431)	$(325)	$(106)	(33)%
Provision for income taxes increased by $30 million in the 2024 second quarter primarily due to the increase in pre-tax income ($18 million).
Provision for income taxes increased by $106 million in the 2024 first half primarily due to the prior year release of tax reserves ($103 million), which was mostly due to completion of a tax audit, and a shift in earnings to jurisdictions with higher tax rates ($22 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2024 second quarter compared to the 2023 second quarter and for the 2024 first half compared to the 2023 first half. Also see the “Business Trends” section above for further discussion.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2024	June 30, 2023	Change 2024 vs. 2023		June 30, 2024	June 30, 2023	Change 2024 vs. 2023
U.S. & Canada
Segment net fee revenues	$777	$734	$43	6%	$1,442	$1,390	$52	4%
Segment profit	787	756	31	4%	1,412	1,413	(1)	—%
EMEA
Segment net fee revenues	150	130	20	15%	265	232	33	14%
Segment profit	153	132	21	16%	234	210	24	11%
Greater China
Segment net fee revenues	59	68	(9)	(13)%	124	125	(1)	(1)%
Segment profit	47	59	(12)	(20)%	98	105	(7)	(7)%
APEC
Segment net fee revenues	73	62	11	18%	159	128	31	24%
Segment profit	62	57	5	9%	134	113	21	19%

	Properties				Rooms
	June 30, 2024	June 30, 2023	vs. June 30, 2023		June 30, 2024	June 30, 2023	vs. June 30, 2023
U.S. & Canada	6,054	5,906	148	3%	1,025,351	972,181	53,170	5%
EMEA	1,176	1,086	90	8%	223,249	210,872	12,377	6%
Greater China	550	495	55	11%	164,400	152,699	11,701	8%
APEC	590	530	60	11%	134,636	122,075	12,561	10%
In the 2024 second quarter and 2024 first half, net fee revenue grew in U.S. & Canada, EMEA, and APEC, compared to the same periods in 2023, primarily reflecting higher RevPAR and unit growth (see the Lodging Statistics and Properties and Rooms tables above for more information). In Greater China, net fee revenue decreased in the 2024 second quarter, primarily due to lower demand.
Segment profits for all segments shown above reflected higher general, administrative, and other expenses primarily due to higher compensation costs compared to the 2023 second quarter and 2023 first half. Additionally, U.S. & Canada segment profit reflected $6 million and $30 million of lower cost reimbursement revenue, net of reimbursed expenses compared to the 2023 second quarter and 2023 first half, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2024 second quarter, our long-term debt had a weighted average interest rate of 4.5 percent and a weighted average maturity of approximately 5.1 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2024 second quarter.
Sources of Liquidity
Our Credit Facility
We are party to a $4.5 billion multicurrency revolving credit agreement (as amended, the “Credit Facility”). Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. U.S. dollar borrowings under the Credit Facility bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (which generally have short-term maturities of 45 days or less) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis. The Credit Facility expires on December 14, 2027.
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

Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $370 million at June 30, 2024, an increase of $4 million from year-end 2023, primarily due to net cash provided by operating activities ($1,551 million), Senior Notes issuances, net of repayments ($918 million), and net commercial paper issuances ($342 million), partially offset by share repurchases ($2,156 million), dividends paid ($330 million), capital and technology expenditures ($234 million), and financing outflows for employee stock-based compensation withholding taxes ($125 million).
Our ratio of current assets to current liabilities was 0.4 to 1.0 at the end of the 2024 second quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $234 million in the 2024 first half and $194 million in the 2023 first half. We expect capital expenditures and other investments will total approximately $1.0 billion to $1.2 billion for the 2024 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $200 million for maintenance capital spending). Our anticipated capital and technology expenditures include $200 million of spending related to our option to purchase the land underlying the Sheraton Grand Chicago, which we discuss in Note 5.
Share Repurchases and Dividends
We repurchased 4.1 million shares of our common stock for $1.0 billion in the 2024 second quarter. Year-to-date through July 29, 2024, we repurchased 10.4 million shares for $2.5 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2024 to date: (1) $0.52 per share declared on February 8, 2024 and paid on March 29, 2024 to stockholders of record on February 22, 2024; and (2) $0.63 per share declared on May 10, 2024 and paid on June 28, 2024 to stockholders of record on May 24, 2024.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2024 second quarter, there have been no material changes to our cash requirements as disclosed in our 2023 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At June 30, 2024, projected Deemed Repatriation Transition Tax payments under the 2017 Tax Cuts and Jobs Act totaled $135 million, which is payable within the next 12 months from June 30, 2024.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2024 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	1.4	$247.56	1.4	22.9
May 1, 2024 - May 31, 2024	1.4	$236.53	1.4	21.5
June 1, 2024 - June 30, 2024	1.3	$236.57	1.3	20.2
(1)On November 9, 2023, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of June 30, 2024, 20.2 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2024 second quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

10.1
First Amendment, dated as of May 17, 2024 and effective as of June 4, 2024, to the Sixth Amended and Restated Credit Agreement with Bank of America, N.A. as administrative agent, and certain banks, dated as of December 14, 2022.
Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
July 31, 2024

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)