Form 10-Q
period 2024-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2024-11-04
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 277,893,432 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 28, 2024.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
REVENUES
Base management fees	$312	$306	$955	$917
Franchise fees	812	748	2,318	2,126
Incentive management fees	159	143	563	537
Gross fee revenues	1,283	1,197	3,836	3,580
Contract investment amortization	(26)	(23)	(76)	(66)
Net fee revenues	1,257	1,174	3,760	3,514
Owned, leased, and other revenue	381	363	1,133	1,109
Cost reimbursement revenue	4,617	4,391	13,778	12,995
	6,255	5,928	18,671	17,618
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	300	293	882	861
Depreciation, amortization, and other	45	46	137	138
General, administrative, and other	276	239	785	681
Restructuring and merger-related charges	9	13	25	52
Reimbursed expenses	4,681	4,238	13,827	12,740
	5,311	4,829	15,656	14,472
OPERATING INCOME	944	1,099	3,015	3,146
Gains and other income, net	7	28	15	33
Interest expense	(179)	(146)	(515)	(412)
Interest income	11	7	30	21
Equity in earnings	3	1	8	9
INCOME BEFORE INCOME TAXES	786	989	2,553	2,797
Provision for income taxes	(202)	(237)	(633)	(562)
NET INCOME	$584	$752	$1,920	$2,235
EARNINGS PER SHARE
Earnings per share – basic	$2.08	$2.52	$6.71	$7.36
Earnings per share – diluted	$2.07	$2.51	$6.69	$7.32
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$584	$752	$1,920	$2,235
Other comprehensive income (loss)
Foreign currency translation adjustments	209	(139)	(62)	(132)
Other adjustments, net of tax	(18)	6	(5)	12
Total other comprehensive income (loss), net of tax	191	(133)	(67)	(120)
Comprehensive income	$775	$619	$1,853	$2,115
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and equivalents	$394	$338
Accounts and notes receivable, net	2,920	2,712
Prepaid expenses and other	259	261
	3,573	3,311
Property and equipment, net	1,624	1,581
Intangible assets
Brands	5,902	5,907
Contract acquisition costs and other	3,595	3,283
Goodwill	8,890	8,886
	18,387	18,076
Equity method investments	307	308
Notes receivable, net	144	138
Deferred tax assets	629	673
Operating lease assets	879	929
Other noncurrent assets	666	658
	$26,209	$25,674
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$960	$553
Accounts payable	807	738
Accrued payroll and benefits	1,288	1,390
Liability for guest loyalty program	3,402	3,328
Accrued expenses and other	2,061	1,753
	8,518	7,762
Long-term debt	12,671	11,320
Liability for guest loyalty program	3,969	3,678
Deferred tax liabilities	185	209
Deferred revenue	1,064	1,018
Operating lease liabilities	831	887
Other noncurrent liabilities	1,392	1,482
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,125	6,051
Retained earnings	16,251	14,838
Treasury stock, at cost	(24,088)	(20,929)
Accumulated other comprehensive loss	(714)	(647)
	(2,421)	(682)
	$26,209	$25,674
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES
Net income	$1,920	$2,235
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other	213	204
Stock-based compensation	173	147
Income taxes	(96)	(107)
Liability for guest loyalty program	365	109
Contract acquisition costs	(256)	(134)
Restructuring and merger-related charges	24	42
Working capital changes	(162)	(141)
Other	250	64
Net cash provided by operating activities	2,431	2,419
INVESTING ACTIVITIES
Capital and technology expenditures	(408)	(318)
Asset acquisition	—	(102)
Dispositions	4	61
Loan advances	(10)	(77)
Loan collections	10	35
Other	15	38
Net cash used in investing activities	(389)	(363)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(648)	100
Issuance of long-term debt	2,948	1,918
Repayment of long-term debt	(556)	(332)
Issuance of Class A Common Stock	73	29
Dividends paid	(506)	(435)
Purchase of treasury stock	(3,176)	(2,988)
Stock-based compensation withholding taxes	(127)	(105)
Other	—	(25)
Net cash used in financing activities	(1,992)	(1,838)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	50	218
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	366	525
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$416	$743
(1)The 2024 amounts include beginning restricted cash of $28 million at December 31, 2023, and ending restricted cash of $22 million at September 30, 2024, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2024 and December 31, 2023, the results of our operations for the three and nine months ended September 30, 2024 and September 30, 2023, and cash flows for the nine months ended September 30, 2024 and September 30, 2023. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Computation of Basic Earnings Per Share
Net income	$584	$752	$1,920	$2,235
Shares for basic earnings per share	281.5	298.6	285.9	303.9
Basic earnings per share	$2.08	$2.52	$6.71	$7.36
Computation of Diluted Earnings Per Share
Net income	$584	$752	$1,920	$2,235
Shares for basic earnings per share	281.5	298.6	285.9	303.9
Effect of dilutive securities
Stock-based compensation	0.9	1.5	1.0	1.4
Shares for diluted earnings per share	282.4	300.1	286.9	305.3
Diluted earnings per share	$2.07	$2.51	$6.69	$7.32

NOTE 3. STOCK-BASED COMPENSATION
We granted 0.8 million restricted stock units (“RSUs”) during the 2024 first three quarters to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2024 first three quarters to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2026 adjusted EBITDA performance and relative total stockholder return over the 2024 to 2026 performance period. RSUs, including PSUs, granted in the 2024 first three quarters had a weighted average grant-date fair value of $226 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $54 million in the 2024 third quarter, $47 million in the 2023 third quarter, $148 million in the 2024 first three quarters, and $129 million in the 2023 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $224 million at September 30, 2024 and $171 million at December 31, 2023.
NOTE 4. INCOME TAXES
Our effective tax rate increased to 25.7 percent for the 2024 third quarter compared to 23.9 percent for the 2023 third quarter, primarily due to a shift in earnings to jurisdictions with higher tax rates.
Our effective tax rate increased to 24.8 percent for the 2024 first three quarters compared to 20.1 percent for the 2023 first three quarters, primarily due to the prior year release of tax reserves and a shift in earnings to jurisdictions with higher tax rates.
We paid cash for income taxes, net of refunds, of $729 million in the 2024 first three quarters and $669 million in the 2023 first three quarters.
NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees (excluding contingent purchase obligations) for which we are the primary obligor at September 30, 2024 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$62	$6
Operating profit	146	91
Other	20	4
	$228	$101
Our maximum potential guarantees listed in the preceding table include $58 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
Contingent Purchase Obligation
Sheraton Grand Chicago. In 2017, we granted the owner a one-time right to require us to purchase the leasehold interest in the land and the hotel for $300 million in cash (the “put option”). In the 2021 third quarter, we entered into an amendment with the owner to move the exercise period of the put option from the 2022 first half to the 2024 first half. In January 2024, the owner exercised the put option, and we exercised our option to purchase, at the same time the put transaction closes, the fee simple interest in the underlying land for an additional $200 million in cash, resulting in an expected total cash payment of approximately $500 million. The closing is expected to occur in the 2024 fourth quarter. We account for the put option as a guarantee, and our recorded liability (reflected in the “Accrued expenses and other” caption of our Balance Sheets) was $300 million at September 30, 2024 and December 31, 2023.

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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). The District Court granted in part and denied in part class certification of various U.S. groups of consumers. In August 2023, the U.S. Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) vacated the District Court’s class certification decision because the District Court failed to first consider the effect of a class-action waiver signed by all putative class members. On remand, after briefing, the District Court issued an order reinstating the same classes that had previously been certified. We promptly petitioned the Fourth Circuit, seeking leave to appeal that ruling. The Fourth Circuit granted that petition on January 18, 2024, oral argument was held on November 1, 2024, and we await a decision. A case brought by the City of Chicago (which is consolidated in the MDL proceeding) also remains pending. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
In addition, various U.S. federal, U.S. state and foreign governmental authorities made inquiries, opened investigations, or requested information and/or documents related to the Data Security Incident and related matters. Most of these matters have been resolved or no longer appear to be active. In October 2024, we reached final resolutions with the Federal Trade Commission and the Attorney General offices from 49 states and the District of Columbia (the “AG Offices”). Among other terms, the resolution with the AG Offices includes a $52 million monetary payment, which we have fully accrued for as of September 30, 2024, and which is not material to our Financial Statements. We do not expect the terms of these resolutions to have a material impact on our current or ongoing operations.
While we believe it is reasonably possible that we may incur losses in excess of the amounts recorded associated with the above described MDL proceedings and unresolved regulatory investigations related to the Data Security Incident, it is not possible to reasonably estimate the amount of such losses or range of loss in excess of the amounts recorded that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings and investigations based on: (1) in the case of the above described MDL proceedings, the current stage of these proceedings, the absence of specificity as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, and the lack of resolution of significant factual and legal issues, and (2) uncertainty regarding unresolved inquiries, investigations, or requests for information and/or documents.
Other Legal Proceedings
During the 2024 third quarter, we recorded certain expenses related to settled and ongoing claims brought against the Company regarding the use of copyrighted music. These amounts are not material to our Financial Statements. While we believe it is reasonably possible that we may incur losses in excess of the amounts already recorded for the unresolved claims, we are currently unable to reasonably estimate the amount of losses or range of loss in excess of the amounts recorded. At this time, we do not expect these claims or resolutions to have a material impact on the Company’s financial position or operations.
NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of September 30, 2024 and year-end 2023:

(in millions)	September 30, 2024	December 31, 2023
Senior Notes:
Series P Notes, interest rate of 3.8%, face amount of $350, maturing October 1, 2025 (effective interest rate of 4.0%)	$349	$349
Series R Notes, interest rate of 3.1%, face amount of $750, maturing June 15, 2026 (effective interest rate of 3.3%)	748	748
Series V Notes, interest rate of 3.8%, face amount of $318, maturing March 15, 2025 (effective interest rate of 2.8%)	319	321
Series W Notes, interest rate of 4.5%, face amount of $278, maturing October 1, 2034 (effective interest rate of 4.1%)	288	288
Series X Notes, interest rate of 4.0%, face amount of $450, maturing April 15, 2028 (effective interest rate of 4.2%)	447	447
Series AA Notes, interest rate of 4.7%, face amount of $300, maturing December 1, 2028 (effective interest rate of 4.8%)	298	298
Series CC Notes, interest rate of 3.6%, face amount of $550, matured April 15, 2024 (effective interest rate of 3.9%)	—	545
Series EE Notes, interest rate of 5.8%, face amount of $600, maturing May 1, 2025 (effective interest rate of 6.0%)	599	598
Series FF Notes, interest rate of 4.6%, face amount of $1,000, maturing June 15, 2030 (effective interest rate of 4.8%)	991	990
Series GG Notes, interest rate of 3.5%, face amount of $1,000, maturing October 15, 2032 (effective interest rate of 3.7%)	989	988
Series HH Notes, interest rate of 2.9%, face amount of $1,100, maturing April 15, 2031 (effective interest rate of 3.0%)	1,092	1,091
Series II Notes, interest rate of 2.8%, face amount of $700, maturing October 15, 2033 (effective interest rate of 2.8%)	695	694
Series JJ Notes, interest rate of 5.0%, face amount of $1,000, maturing October 15, 2027 (effective interest rate of 5.4%)	989	987
Series KK Notes, interest rate of 4.9%, face amount of $800, maturing April 15, 2029 (effective interest rate of 5.3%)	787	785
Series LL Notes, interest rate of 5.5%, face amount of $450, maturing September 15, 2026 (effective interest rate of 5.9%)	446	445
Series MM Notes, interest rate of 5.6%, face amount of $700, maturing October 15, 2028 (effective interest rate of 5.9%)	692	691
Series NN Notes, interest rate of 4.9%, face amount of $500, maturing May 15, 2029 (effective interest rate of 5.3%)	491	—
Series OO Notes, interest rate of 5.3%, face amount of $1,000, maturing May 15, 2034 (effective interest rate of 5.6%)	979	—
Series PP Notes, interest rate of 4.8%, face amount of $500, maturing March 15, 2030 (effective interest rate of 5.0%)	495	—
Series QQ Notes, interest rate of 5.4%, face amount of $1,000, maturing March 15, 2035 (effective interest rate of 5.5%)	986	—
Commercial paper	769	1,421
Credit Facility	—	—
Finance lease obligations	126	131
Other	56	56
	$13,631	$11,873
Less current portion	(960)	(553)
	$12,671	$11,320
We paid cash for interest, net of amounts capitalized, of $350 million in the 2024 first three quarters and $266 million in the 2023 first three quarters.
In August 2024, we issued $500 million aggregate principal amount of 4.800 percent Series PP Notes due March 15, 2030 (the “Series PP Notes”) and $1.0 billion aggregate principal amount of 5.350 percent Series QQ

Notes due March 15, 2035 (the “Series QQ Notes”). We will pay interest on the Series PP Notes and Series QQ Notes in March and September of each year, commencing in March 2025. Net proceeds from the offering of the Series PP Notes and Series QQ Notes were approximately $1.480 billion, after deducting the underwriting discount and expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
In February 2024, we issued $500 million aggregate principal amount of 4.875 percent Series NN Notes due May 15, 2029 (the “Series NN Notes”) and $1.0 billion aggregate principal amount of 5.300 percent Series OO Notes due May 15, 2034 (the “Series OO Notes”). We pay interest on the Series NN Notes and Series OO Notes in May and November of each year. Net proceeds from the offering of the Series NN Notes and Series OO Notes were approximately $1.468 billion, after deducting the underwriting discount and expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
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
NOTE 7. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	September 30, 2024		December 31, 2023
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$144	$142	$138	$131
Total noncurrent financial assets	$144	$142	$138	$131

Senior Notes	$(11,762)	$(11,720)	$(9,720)	$(9,393)
Commercial paper	(769)	(769)	(1,421)	(1,421)
Total noncurrent financial liabilities	$(12,531)	$(12,489)	$(11,141)	$(10,814)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2023 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2024 first three quarters and 2023 first three quarters:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2023	$(654)	$7	$(647)
Other comprehensive loss before reclassifications	(62)	(2)	(64)
Reclassification adjustments	—	(3)	(3)
Net other comprehensive loss	(62)	(5)	(67)
Balance at September 30, 2024	$(716)	$2	$(714)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2022	$(740)	$11	$(729)
Other comprehensive (loss) income before reclassifications	(129)	11	(118)
Reclassification adjustments	(3)	1	(2)
Net other comprehensive (loss) income	(132)	12	(120)
Balance at September 30, 2023	$(872)	$23	$(849)
The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2024 first three quarters and 2023 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
290.5	Balance at year-end 2023	$(682)	$5	$6,051	$14,838	$(20,929)	$(647)
—	Net income	564	—	—	564	—	—
—	Other comprehensive loss	(147)	—	—	—	—	(147)
—	Dividends ($0.52 per share)	(151)	—	—	(151)	—	—
1.3	Stock-based compensation plans	(36)	—	(73)	—	37	—
(4.8)	Purchase of treasury stock	(1,164)	—	—	—	(1,164)	—
287.0	Balance at March 31, 2024	$(1,616)	$5	$5,978	$15,251	$(22,056)	$(794)
—	Net income	772	—	—	772	—	—
—	Other comprehensive loss	(111)	—	—	—	—	(111)
—	Dividends ($0.63 per share)	(179)	—	—	(179)	—	—
—	Stock-based compensation plans	53	—	52	—	1	—
(4.1)	Purchase of treasury stock	(1,010)	—	—	—	(1,010)	—
282.9	Balance at June 30, 2024	$(2,091)	$5	$6,030	$15,844	$(23,065)	$(905)
—	Net income	584	—	—	584	—	—
—	Other comprehensive income	191	—	—	—	—	191
—	Dividends ($0.63 per share)	(177)	—	—	(177)	—	—
0.2	Stock-based compensation plans	101	—	95	—	6	—
(4.5)	Purchase of treasury stock	(1,029)	—	—	—	(1,029)	—
278.6	Balance at September 30, 2024	$(2,421)	$5	$6,125	$16,251	$(24,088)	$(714)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
310.6	Balance at year-end 2022	$568	$5	$5,965	$12,342	$(17,015)	$(729)
—	Net income	757	—	—	757	—	—
—	Other comprehensive income	82	—	—	—	—	82
—	Dividends ($0.40 per share)	(124)	—	—	(124)	—	—
0.9	Stock-based compensation plans	(34)	—	(59)	—	25	—
(6.8)	Purchase of treasury stock	(1,109)	—	—	—	(1,109)	—
304.7	Balance at March 31, 2023	$140	$5	$5,906	$12,975	$(18,099)	$(647)
—	Net income	726	—	—	726	—	—
—	Other comprehensive loss	(69)	—	—	—	—	(69)
—	Dividends ($0.52 per share)	(157)	—	—	(157)	—	—
0.1	Stock-based compensation plans	48	—	46	—	2	—
(5.2)	Purchase of treasury stock	(912)	—	—	—	(912)	—
299.6	Balance at June 30, 2023	$(224)	$5	$5,952	$13,544	$(19,009)	$(716)
—	Net income	752	—	—	752	—	—
—	Other comprehensive loss	(133)	—	—	—	—	(133)
—	Dividends ($0.52 per share)	(154)	—	—	(154)	—	—
0.4	Stock-based compensation plans	56	—	44	—	12	—
(4.8)	Purchase of treasury stock	(958)	—	—	—	(958)	—
295.2	Balance at September 30, 2023	$(661)	$5	$5,996	$14,142	$(19,955)	$(849)
NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $365 million, to $7,371 million at September 30, 2024, from $7,006 million at December 31, 2023, primarily reflecting an increase in points earned by members. The increase was partially offset by $2,410 million of revenue recognized in the 2024 first three quarters, that was deferred as of December 31, 2023.
Our allowance for credit losses was $207 million at September 30, 2024 and $197 million at December 31, 2023.
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
We evaluate the performance of our operating segments using “segment profits,” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or certain restructuring and merger-related charges. We assign gains and losses, equity in earnings or losses, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and vacation ownership licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, certain restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments, as well as results of our CALA operating segment.
Our CODM monitors assets for the consolidated Company but does not use assets by operating segment when assessing performance or making operating segment resource allocations.

Segment Revenues
The following tables present our revenues disaggregated by segment and major revenue stream for the 2024 third quarter, 2023 third quarter, 2024 first three quarters, and 2023 first three quarters:

	Three Months Ended September 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$747	$153	$62	$82	$1,044
Contract investment amortization	(19)	(3)	—	(2)	(24)
Net fee revenues	728	150	62	80	1,020
Owned, leased, and other revenue	95	169	5	30	299
Cost reimbursement revenue	3,773	316	75	120	4,284
Total reportable segment revenue	$4,596	$635	$142	$230	$5,603
Unallocated corporate and other					652
Total revenues					$6,255

	Three Months Ended September 30, 2023
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$690	$143	$71	$69	$973
Contract investment amortization	(16)	(4)	—	(1)	(21)
Net fee revenues	674	139	71	68	952
Owned, leased, and other revenue	94	155	6	28	283
Cost reimbursement revenue	3,565	309	83	103	4,060
Total reportable segment revenue	$4,333	$603	$160	$199	$5,295
Unallocated corporate and other					633
Total revenues					$5,928

	Nine Months Ended September 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$2,227	$425	$186	$243	$3,081
Contract investment amortization	(57)	(10)	—	(4)	(71)
Net fee revenues	2,170	415	186	239	3,010
Owned, leased, and other revenue	314	444	18	98	874
Cost reimbursement revenue	11,367	916	226	359	12,868
Total reportable segment revenue	$13,851	$1,775	$430	$696	$16,752
Unallocated corporate and other					1,919
Total revenues					$18,671

	Nine Months Ended September 30, 2023
(in millions)	U.S. & Canada	EMEA	Greater China	APEC	Total
Gross fee revenues	$2,113	$381	$196	$199	$2,889
Contract investment amortization	(49)	(10)	—	(3)	(62)
Net fee revenues	2,064	371	196	196	2,827
Owned, leased, and other revenue	327	419	15	95	856
Cost reimbursement revenue	10,722	872	234	300	12,128
Total reportable segment revenue	$13,113	$1,662	$445	$591	$15,811
Unallocated corporate and other					1,807
Total revenues					$17,618

Segment Profits

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
U.S. & Canada	$617	$707	$2,029	$2,120
EMEA	152	144	386	354
Greater China	46	60	144	165
APEC	66	58	200	171
Unallocated corporate and other	73	159	279	378
Interest expense, net of interest income	(168)	(139)	(485)	(391)
Provision for income taxes	(202)	(237)	(633)	(562)
Net income	$584	$752	$1,920	$2,235
NOTE 11. RESTRUCTURING CHARGES
Earlier this year, we launched a comprehensive initiative to enhance our effectiveness and efficiency across the Company.
In connection with these efforts, in the 2024 third quarter, we recorded an immaterial amount of charges for voluntary retirement benefits relating to our above-property organization in the “Restructuring and merger-related charges” and “Reimbursed expenses” captions of our Income Statements.
We anticipate total charges of approximately $100 million for employee termination benefits relating to our above-property organization. We expect to substantially complete this initiative by the end of the 2025 first quarter and expect the above-described charges to be recorded primarily in the 2024 fourth quarter.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to our development pipeline; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; our expectations regarding certain claims, legal proceedings, settlements or resolutions; our comprehensive initiative to enhance our effectiveness and efficiency across the Company, including related plans and goals, anticipated charges and cost reductions, and other expected or potential benefits and outcomes; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
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
Terms of our management agreements vary, but our management fees generally consist of base management fees and incentive management fees. Base management fees are typically calculated as a percentage of property-level revenue. Incentive management fees are typically calculated as a percentage of a hotel profitability measure, and, in many cases (particularly in our U.S. & Canada, Europe, and CALA regions), are subject to a specified owner return. Under our franchise and license agreements for most properties, franchise fees are calculated as a percentage of property-level revenue or a portion thereof. Additionally, we earn franchise fees for the use of our intellectual property, including primarily co-branded credit card fees, as well as timeshare and yacht fees, residential branding fees, franchise application and relicensing fees, and certain other non-hotel licensing fees.
Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing property level room revenue by total rooms available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing total rooms sold by total rooms available for the period, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property level room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. RevPAR, occupancy, and ADR statistics are on a systemwide basis for comparable properties, unless otherwise stated. Unless otherwise stated, all changes refer to year-over-year changes for the comparable period. Comparisons to prior periods are on a constant U.S. dollar basis, which we calculate by applying exchange rates for the current period to the prior comparable period. We believe constant dollar analysis provides valuable information regarding our properties’ performance as it removes currency fluctuations from the presentation of such results.
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
Business Trends
We saw solid global RevPAR growth during the 2024 third quarter and 2024 first three quarters compared to the same periods in 2023. For the 2024 third quarter, worldwide RevPAR increased 3.0 percent, reflecting ADR growth of 2.5 percent and occupancy improvement of 0.3 percentage points. For the 2024 first three quarters, worldwide RevPAR increased 4.0 percent, reflecting ADR growth of 2.7 percent and occupancy improvement of 0.9 percentage points. The increase in RevPAR in the 2024 third quarter and 2024 first three quarters was primarily driven by strong year-over-year demand growth in nearly all of our regions.
In the U.S. & Canada, where demand has normalized, RevPAR increased 2.6 percent in the 2024 first three quarters, led by strong group business.
In EMEA, RevPAR growth of 9.4 percent in the 2024 first three quarters was driven by strong demand across the region, strengthened by the 2024 Paris Olympics and other special events. In APEC, RevPAR increased 13.3 percent in the 2024 first three quarters, driven by strong growth in ADR and occupancy, including an increase in inbound demand into the region. In CALA, RevPAR increased 9.3 percent in the 2024 first three quarters, driven by strong demand throughout the region. In Greater China, RevPAR declined 2.7 percent in the 2024 first three quarters and 7.9 percent in the 2024 third quarter due to lower domestic demand as a result of macro-economic conditions, severe weather, and an increase in outbound travel.
Earlier this year, we launched a comprehensive initiative to enhance our effectiveness and efficiency across the Company. At this point in the process, we expect this initiative to yield $80 million to $90 million of annual general and administrative cost reductions beginning in 2025. These efforts are also anticipated to deliver cost savings to our owners and franchisees.
As part of these efforts, we implemented a voluntary retirement program for certain above-property associates in the 2024 third quarter, and we also expect that some above-property roles in the organization will be eliminated or redefined going forward. We anticipate charges for employee termination benefits related to the above efforts primarily in the 2024 fourth quarter and expect to substantially complete this initiative by the end of the 2025 first quarter.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already recorded; however, we do not believe this incident will impact our long-term financial health. See Note 5 for additional information related to legal proceedings and governmental investigations related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2024 third quarter, our system had 9,068 properties (1,674,600 rooms), compared to 8,785 properties (1,597,380 rooms) at year-end 2023 and 8,675 properties (1,581,002 rooms) at the end of the 2023 third quarter. In the 2024 first three quarters, we added over 77,200 net rooms, including the addition of approximately 37,000 rooms from our exclusive, long-term strategic licensing agreement with MGM Resorts International.
At the end of the 2024 third quarter, we had approximately 3,800 hotels and 585,000 rooms in our development pipeline, which includes roughly 34,000 rooms approved for development but not yet under signed contracts. More than 220,000 rooms in the pipeline, or 38 percent, including rooms from our long-term licensing agreement with Sonder Holdings Inc. that we announced in August 2024, were under construction at the end of the 2024 third quarter. Fifty-six percent of the rooms in our development pipeline are located outside U.S. & Canada.
We currently expect full year 2024 net rooms growth to be around 6.5 percent.
Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	September 30, 2024	September 30, 2023	vs. September 30, 2023		September 30, 2024	September 30, 2023	vs. September 30, 2023
Managed	1,999	2,039	(40)	(2)%	572,731	573,991	(1,260)	—%
Franchised/Licensed/Other (1)	6,888	6,466	422	7%	1,074,361	980,969	93,392	10%
Owned/Leased	50	51	(1)	(2)%	13,108	13,432	(324)	(2)%
Residential	131	119	12	10%	14,400	12,610	1,790	14%
Total	9,068	8,675	393	5%	1,674,600	1,581,002	93,598	6%
(1)In addition to franchised, includes timeshare, The Ritz-Carlton Yacht Collection, and certain license and other agreements.
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended September 30, 2024 and Change vs. Three Months Ended September 30, 2023
	RevPAR		Occupancy			Average Daily Rate
	2024	vs. 2023	2024	vs. 2023		2024	vs. 2023
Comparable Company-Operated Properties
U.S. & Canada	$174.62	3.1%	71.1%	0.3%	pts.	$245.46	2.7%
Europe	$265.98	9.2%	77.7%	0.3%	pts.	$342.42	8.9%
Middle East & Africa	$98.15	7.2%	64.9%	1.5%	pts.	$151.29	4.7%
Greater China	$84.71	(8.4)%	71.1%	0.2%	pts.	$119.09	(8.6)%
Asia Pacific excluding China	$115.85	8.9%	72.8%	2.7%	pts.	$159.05	4.8%
Caribbean & Latin America	$140.89	9.0%	63.0%	1.6%	pts.	$223.53	6.2%
International - All (1)	$120.81	3.7%	70.7%	1.2%	pts.	$170.92	2.0%
Worldwide (2)	$143.66	3.4%	70.9%	0.8%	pts.	$202.69	2.2%
Comparable Systemwide Properties
U.S. & Canada	$136.15	2.1%	73.0%	(0.2)%	pts.	$186.48	2.3%
Europe	$191.93	9.5%	77.3%	2.7%	pts.	$248.42	5.8%
Middle East & Africa	$94.30	8.0%	65.0%	1.4%	pts.	$145.04	5.7%
Greater China	$78.83	(7.9)%	69.9%	(0.2)%	pts.	$112.78	(7.7)%
Asia Pacific excluding China	$119.48	9.2%	73.0%	3.1%	pts.	$163.77	4.6%
Caribbean & Latin America	$123.06	6.7%	61.8%	(0.1)%	pts.	$199.09	6.8%
International - All (1)	$122.24	5.4%	70.7%	1.5%	pts.	$172.88	3.2%
Worldwide (2)	$131.72	3.0%	72.3%	0.3%	pts.	$182.24	2.5%

	Nine Months Ended September 30, 2024 and Change vs. Nine Months Ended September 30, 2023
	RevPAR		Occupancy			Average Daily Rate
	2024	vs. 2023	2024	vs. 2023		2024	vs. 2023
Comparable Company-Operated Properties
U.S. & Canada	$178.12	3.1%	70.2%	0.4%	pts.	$253.56	2.5%
Europe	$218.79	7.2%	71.9%	0.6%	pts.	$304.26	6.3%
Middle East & Africa	$121.86	12.4%	66.7%	2.8%	pts.	$182.63	7.6%
Greater China	$84.08	(3.0)%	68.5%	1.0%	pts.	$122.81	(4.5)%
Asia Pacific excluding China	$117.01	12.9%	71.9%	4.3%	pts.	$162.81	6.1%
Caribbean & Latin America	$177.61	8.4%	65.9%	2.5%	pts.	$269.56	4.4%
International - All (1)	$121.87	6.7%	69.3%	2.3%	pts.	$175.92	3.2%
Worldwide (2)	$145.78	4.8%	69.7%	1.5%	pts.	$209.19	2.6%
Comparable Systemwide Properties
U.S. & Canada	$132.78	2.6%	71.1%	0.2%	pts.	$186.65	2.3%
Europe	$156.92	7.7%	70.5%	2.6%	pts.	$222.73	3.7%
Middle East & Africa	$113.59	13.3%	66.1%	2.6%	pts.	$171.84	8.9%
Greater China	$78.35	(2.7)%	67.5%	0.8%	pts.	$116.14	(3.9)%
Asia Pacific excluding China	$119.35	13.3%	71.8%	4.4%	pts.	$166.26	6.4%
Caribbean & Latin America	$152.15	9.3%	66.0%	2.4%	pts.	$230.64	5.3%
International - All (1)	$119.73	7.7%	68.8%	2.5%	pts.	$174.12	3.8%
Worldwide (2)	$128.63	4.0%	70.4%	0.9%	pts.	$182.76	2.7%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2024 third quarter compared to the 2023 third quarter and for the 2024 first three quarters compared to the 2023 first three quarters. Also see the “Business Trends” section above for further discussion.

Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Base management fees	$312	$306	$6	2%	$955	$917	$38	4%
Franchise fees	812	748	64	9%	2,318	2,126	192	9%
Incentive management fees	159	143	16	11%	563	537	26	5%
Gross fee revenues	1,283	1,197	86	7%	3,836	3,580	256	7%
Contract investment amortization	(26)	(23)	(3)	(13)%	(76)	(66)	(10)	(15)%
Net fee revenues	$1,257	$1,174	$83	7%	$3,760	$3,514	$246	7%
The increase in base management fees in the 2024 third quarter and 2024 first three quarters primarily reflected higher RevPAR.
The increase in franchise fees in the 2024 third quarter and 2024 first three quarters primarily reflected unit growth ($26 million and $74 million, respectively), higher RevPAR, higher co-branded credit card fees ($10 million and $38 million, respectively), and higher residential branding fees ($12 million and $22 million, respectively).
The increase in incentive management fees in the 2024 third quarter and 2024 first three quarters primarily reflected higher profits at managed hotels.
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Owned, leased, and other revenue	$381	$363	$18	5%	$1,133	$1,109	$24	2%
Owned, leased, and other - direct expenses	300	293	7	2%	882	861	21	2%
Owned, leased, and other, net	$81	$70	$11	16%	$251	$248	$3	1%
Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Cost reimbursement revenue	$4,617	$4,391	$226	5%	$13,778	$12,995	$783	6%
Reimbursed expenses	4,681	4,238	443	10%	13,827	12,740	1,087	9%
Cost reimbursements, net	$(64)	$153	$(217)	(142)%	$(49)	$255	$(304)	(119)%
Cost reimbursements, net (cost reimbursement revenue, net of reimbursed expenses) varies due to timing differences between the costs we incur for centralized programs and services and the related reimbursements we receive from property owners and franchisees. Over the long term, our centralized programs and services are not designed to impact our economics, either positively or negatively.
The decrease in cost reimbursements, net in the 2024 third quarter and 2024 first three quarters primarily reflected lower revenues, net of expenses, for our other programs and services, higher Loyalty Program expenses, and higher expenses related to our insurance program.

Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Depreciation, amortization, and other	$45	$46	$(1)	(2)%	$137	$138	$(1)	(1)%
General, administrative, and other	276	239	37	15%	785	681	104	15%
Restructuring and merger-related charges	9	13	(4)	(31)%	25	52	(27)	(52)%
General, administrative, and other expenses increased in the 2024 third quarter and 2024 first three quarters primarily due to higher guarantee reserves ($21 million and $25 million, respectively). The increase in the 2024 first three quarters was also due to higher compensation costs and higher legal expenses ($16 million).
Restructuring and merger-related charges decreased in the 2024 first three quarters primarily due to lower charges related to the Data Security Incident discussed in Note 5.
Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Gains and other income, net	$7	$28	$(21)	(75)%	$15	$33	$(18)	(55)%
Interest expense	(179)	(146)	(33)	(23)%	(515)	(412)	(103)	(25)%
Interest income	11	7	4	57%	30	21	9	43%
Equity in earnings	3	1	2	200%	8	9	(1)	(11)%
Gains and other income, net decreased in the 2024 third quarter and 2024 first three quarters primarily due to a gain recorded in the prior year on the sale of a hotel in the CALA region ($24 million).
Interest expense increased in the 2024 third quarter and 2024 first three quarters primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($35 million and $93 million, respectively).
Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
Provision for income taxes	$(202)	$(237)	$35	15%	$(633)	$(562)	$(71)	(13)%
Provision for income taxes decreased in the 2024 third quarter primarily due to the decrease in pre-tax income ($51 million), partially offset by a shift in earnings to jurisdictions with higher tax rates ($16 million).
Provision for income taxes increased in the 2024 first three quarters primarily due to the prior year release of tax reserves ($103 million), which was mostly due to completion of a tax audit, and a shift in earnings to jurisdictions with higher tax rates ($37 million), partially offset by the decrease in pre-tax income ($61 million).

BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2024 third quarter compared to the 2023 third quarter and for the 2024 first three quarters compared to the 2023 first three quarters. Also see the “Business Trends” section above for further discussion.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2024	September 30, 2023	Change 2024 vs. 2023		September 30, 2024	September 30, 2023	Change 2024 vs. 2023
U.S. & Canada
Segment net fee revenues	$728	$674	$54	8%	$2,170	$2,064	$106	5%
Segment profit	617	707	(90)	(13)%	2,029	2,120	(91)	(4)%
EMEA
Segment net fee revenues	150	139	11	8%	415	371	44	12%
Segment profit	152	144	8	6%	386	354	32	9%
Greater China
Segment net fee revenues	62	71	(9)	(13)%	186	196	(10)	(5)%
Segment profit	46	60	(14)	(23)%	144	165	(21)	(13)%
APEC
Segment net fee revenues	80	68	12	18%	239	196	43	22%
Segment profit	66	58	8	14%	200	171	29	17%

	Properties				Rooms
	September 30, 2024	September 30, 2023	vs. September 30, 2023		September 30, 2024	September 30, 2023	vs. September 30, 2023
U.S. & Canada	6,090	5,927	163	3%	1,030,074	975,391	54,683	6%
EMEA	1,198	1,105	93	8%	226,447	213,366	13,081	6%
Greater China	572	516	56	11%	168,692	157,939	10,753	7%
APEC	606	550	56	10%	137,568	125,986	11,582	9%
In the 2024 third quarter and 2024 first three quarters, net fee revenue grew in U.S. & Canada, EMEA, and APEC, compared to the same periods in 2023, primarily reflecting higher RevPAR and unit growth (see the Lodging Statistics and Properties and Rooms tables above for more information), as well as higher profits at managed hotels. In Greater China, net fee revenue decreased in the 2024 third quarter and 2024 first three quarters, primarily due to lower demand.
Additionally, U.S. & Canada segment profits in the 2024 third quarter and 2024 first three quarters compared to the same periods in 2023 reflected lower cost reimbursement revenue, net of reimbursed expenses ($129 million and $159 million, respectively) as well as higher general, administrative, and other expenses, primarily due to higher guarantee reserves ($21 million and $26 million, respectively).
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2024 third quarter, our long-term debt had a weighted average interest rate of 4.5 percent and a weighted average maturity of approximately 5.4 years. The ratio of our fixed-rate long-term debt to our total long-term debt was 0.9 to 1.0 at the end of the 2024 third quarter.
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
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $416 million at September 30, 2024, an increase of $50 million from year-end 2023, primarily due to net cash provided by operating activities ($2,431 million), Senior Notes issuances, net of repayments ($2,398 million), and issuances of common stock for our employee stock purchase plan ($73 million), partially offset by share repurchases ($3,176 million), net commercial paper repayments ($648 million), dividends paid ($506 million), capital and technology expenditures ($408 million), and financing outflows for employee stock-based compensation withholding taxes ($127 million).
Our ratio of current assets to current liabilities was 0.4 to 1.0 at the end of the 2024 third quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $408 million in the 2024 first three quarters and $318 million in the 2023 first three quarters. We expect capital expenditures and other investments will total approximately $1.1 billion to $1.2 billion for the 2024 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including approximately $160 million for maintenance capital spending). Our anticipated capital and technology expenditures include $200 million of spending related to our option to purchase the land underlying the Sheraton Grand Chicago, which we discuss in Note 5. Capital and technology expenditures in 2024 include higher than typical spending on our worldwide technology systems transformation, which is overwhelmingly expected to be reimbursed over time.
Share Repurchases and Dividends
We repurchased 4.5 million shares of our common stock for $1.0 billion in the 2024 third quarter. Year-to-date through October 31, 2024, we repurchased 14.2 million shares for $3.4 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2024 to date: (1) $0.52 per share declared on February 8, 2024 and paid on March 29, 2024 to stockholders of record on February 22, 2024; (2) $0.63 per share declared on May 10, 2024 and paid on June 28, 2024 to stockholders of record on May 24, 2024; and (3)

$0.63 per share declared on August 2, 2024 and paid on September 30, 2024 to stockholders of record on August 16, 2024.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2024 third quarter, there have been no material changes to our cash requirements as disclosed in our 2023 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2023 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
At September 30, 2024, projected Deemed Repatriation Transition Tax payments under the 2017 Tax Cuts and Jobs Act totaled $135 million, which is payable within the next 12 months from September 30, 2024.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2024 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 31, 2024	1.5	$241.79	1.5	18.7
August 1, 2024 - August 31, 2024	1.9	$216.66	1.9	16.8
September 1, 2024 - September 30, 2024	1.1	$230.09	1.1	15.7
(1)On November 9, 2023, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. As of September 30, 2024, 15.7 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2024 third quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

10.1*	Third Amendment to the Marriott International, Inc. Executive Deferred Compensation Plan, effective as of January 1, 2025.	Filed with this report.

10.2
Amended and Restated License, Services and Development Agreement, dated September 20, 2024 and effective as of January 1, 2024, by and among the Company, Marriott Worldwide Corporation, and Marriott Vacations Worldwide Corporation, and the other signatories thereto.
Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*    Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
November 4, 2024

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)