Form 10-Q
period 2025-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2025-05-06
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 273,896,119 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 28, 2025.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
REVENUES
Base management fees	$325	$313
Franchise fees	746	688
Incentive management fees	204	209
Gross fee revenues	1,275	1,210
Contract investment amortization	(28)	(23)
Net fee revenues	1,247	1,187
Owned, leased, and other revenue	361	357
Cost reimbursement revenue	4,655	4,433
	6,263	5,977
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	296	286
Depreciation, amortization, and other	51	45
General, administrative, and other	245	261
Restructuring and merger-related charges	1	8
Reimbursed expenses	4,722	4,501
	5,315	5,101
OPERATING INCOME	948	876
(Losses) gains and other income, net	(2)	4
Interest expense	(192)	(163)
Interest income	9	10
Equity in earnings	1	—
INCOME BEFORE INCOME TAXES	764	727
Provision for income taxes	(99)	(163)
NET INCOME	$665	$564
EARNINGS PER SHARE
Earnings per share – basic	$2.40	$1.94
Earnings per share – diluted	$2.39	$1.93
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$665	$564
Other comprehensive income (loss)
Foreign currency translation adjustments	112	(157)
Other adjustments, net of tax	(11)	10
Total other comprehensive income (loss), net of tax	101	(147)
Comprehensive income	$766	$417
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and equivalents	$523	$396
Accounts and notes receivable, net	2,899	2,795
Prepaid expenses and other	324	294
	3,746	3,485
Property and equipment, net	1,856	1,833
Intangible assets
Brands	5,805	5,770
Contract acquisition costs and other	3,815	3,718
Goodwill	8,775	8,731
	18,395	18,219
Equity method investments	300	298
Notes receivable, net	145	136
Deferred tax assets	627	650
Operating lease assets	843	845
Other noncurrent assets	739	716
	$26,651	$26,182
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$959	$1,309
Accounts payable	812	763
Accrued payroll and benefits	1,156	1,449
Liability for guest loyalty program	3,523	3,487
Accrued expenses and other	1,834	1,641
	8,284	8,649
Long-term debt	14,103	13,138
Liability for guest loyalty program	4,179	4,032
Deferred tax liabilities	65	81
Deferred revenue	1,144	1,103
Operating lease liabilities	789	794
Other noncurrent liabilities	1,255	1,377
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,135	6,179
Retained earnings	17,022	16,531
Treasury stock, at cost	(25,368)	(24,644)
Accumulated other comprehensive loss	(962)	(1,063)
	(3,168)	(2,992)
	$26,651	$26,182
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES
Net income	$665	$564
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other (including depreciation and amortization classified in reimbursed expenses) (2)	136	116
Stock-based compensation	52	53
Income taxes	26	105
Liability for guest loyalty program	183	184
Contract acquisition costs	(131)	(80)
Restructuring and merger-related charges	(19)	7
Working capital changes	(325)	(241)
Other	60	71
Net cash provided by operating activities	647	779
INVESTING ACTIVITIES
Capital and technology expenditures	(135)	(109)
Dispositions	—	1
Loan advances	(12)	(1)
Loan collections	5	8
Other	(1)	6
Net cash used in investing activities	(143)	(95)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(1,002)	(685)
Issuance of long-term debt	1,960	1,468
Repayment of long-term debt	(352)	(2)
Issuance of Class A Common Stock	45	33
Dividends paid	(174)	(151)
Purchase of treasury stock	(751)	(1,144)
Stock-based compensation withholding taxes	(109)	(121)
Net cash used in financing activities	(383)	(602)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	121	82
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	425	366
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$546	$448
(1)The 2025 amounts include beginning restricted cash of $29 million at December 31, 2024, and ending restricted cash of $23 million at March 31, 2025, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
(2)The 2024 first quarter reflects the reclassification of $48 million of depreciation and amortization classified in reimbursed expenses from the “Other” caption within operating activities to the “Depreciation, amortization, and other” caption of our Statements of Cash Flows to conform to our current presentation.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and its consolidated subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Condensed Consolidated Financial Statements as our “Financial Statements,” (2) our Condensed Consolidated Statements of Income as our “Income Statements,” (3) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (4) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America regions, as “International.” References throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated. In addition, we use the term “hotel owners” throughout this report to refer, collectively, to owners of hotels and other lodging offerings operating in our system pursuant to management agreements, franchise agreements, license agreements or similar arrangements, and we use the term “hotels in our system” to refer to hotels and other lodging offerings operating in our system pursuant to such arrangements, as well as hotels that we own or lease. The terms “hotel owners” and “hotels in our system” exclude Homes & Villas by Marriott Bonvoy® (which we also exclude from our property and room count), timeshare, residential, and The Ritz-Carlton Yacht Collection®.
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2024 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2025 and December 31, 2024 and the results of our operations and cash flows for the three months ended March 31, 2025 and March 31, 2024. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. ACQUISITION
In the 2025 second quarter, we announced that we reached an agreement with citizenM Holding BV and certain of its affiliates (the “seller”) to acquire the citizenM brand and related intellectual property for $355 million. We may also pay earn-out payments to the seller up to $110 million, based on the future growth of the brand over a specified, multi-year timeframe. Earn-out payments would not begin until the fourth year following closing of the transaction. As of April 28, 2025, citizenM’s portfolio included 36 open select-service hotels (8,544 rooms) located around the world. Upon closing of the transaction, which is subject to regulatory approval and other customary closing conditions, the citizenM portfolio will become part of our system, with the hotels owned and leased by the seller subject to new long-term franchise agreements with us. We expect the transaction to close later in 2025.

NOTE 3. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2025	March 31, 2024
Computation of Basic Earnings Per Share
Net income	$665	$564
Shares for basic earnings per share	276.9	290.4
Basic earnings per share	$2.40	$1.94
Computation of Diluted Earnings Per Share
Net income	$665	$564
Shares for basic earnings per share	276.9	290.4
Effect of dilutive securities
Stock-based compensation	0.8	1.2
Shares for diluted earnings per share	277.7	291.6
Diluted earnings per share	$2.39	$1.93
NOTE 4. STOCK-BASED COMPENSATION
We granted 0.7 million restricted stock units (“RSUs”) during the 2025 first quarter to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2025 first quarter to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2027 adjusted EBITDA performance and relative total stockholder return over the 2025 to 2027 performance period. RSUs, including PSUs, granted in the 2025 first quarter had a weighted average grant-date fair value of $273 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $43 million in the 2025 first quarter and $45 million in the 2024 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $320 million at March 31, 2025 and $173 million at December 31, 2024.
NOTE 5. INCOME TAXES
Our effective tax rate decreased to 13.0 percent for the 2025 first quarter compared to 22.4 percent for the 2024 first quarter, primarily due to the current year release of tax reserves.
Our unrecognized tax benefit balance decreased by $69 million to $114 million at March 31, 2025 from $183 million at December 31, 2024, primarily due to the lapse of the statute of limitations on certain tax positions. Our unrecognized tax benefit balance included $103 million at March 31, 2025 and $171 million at December 31, 2024 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided.
We paid cash for income taxes, net of refunds, of $73 million in the 2025 first quarter and $58 million in the 2024 first quarter.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at March 31, 2025 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$62	$6
Operating profit	130	78
Other	20	4
	$212	$88
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). We continue our efforts to appeal the District Court’s decision to certify a class of U.S. consumers, and we are awaiting a decision from the U.S. Court of Appeals for the Fourth Circuit. A case brought by the City of Chicago (which is consolidated in the MDL proceeding) also remains pending. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
In addition, most inquiries and investigations by U.S. federal, U.S. state and foreign governmental authorities have been resolved or no longer appear to be active.
While we believe it is reasonably possible that we may incur losses in excess of the amounts recorded associated with the above-described MDL proceedings or further regulatory investigations related to the Data Security Incident, it is not possible to reasonably estimate the amount of such losses or range of loss in excess of the amounts recorded that might result from adverse judgments, settlements, fines, penalties or other resolution of these proceedings and investigations based on: (1) in the case of the above-described MDL proceedings, the current stage of these proceedings, the absence of specificity as to alleged damages, the uncertainty as to the certification of a class or classes and the size of any certified class, and the lack of resolution of significant factual and legal issues, and (2) uncertainty regarding further regulatory inquiries or investigations.

Other Legal Proceedings
As of May 2025, we have resolved most of the claims brought against the Company regarding the use of copyrighted music. The amounts recorded for the completed settlements to date are not material to our Financial Statements, and we do not expect any remaining claims or resolutions to have a material impact on the Company’s financial position or operations.
NOTE 7. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of March 31, 2025 and year-end 2024:

($ in millions)	Interest Rate	Effective Interest Rate	Face Amount	Balance as of March 31, 2025	Balance as of December 31, 2024
Senior Notes:
Series P Notes, maturing October 1, 2025	3.8%	4.0%	$350	$350	$349
Series R Notes, maturing June 15, 2026	3.1%	3.3%	750	749	749
Series V Notes, matured March 15, 2025	3.8%	2.8%	318	—	319
Series W Notes, maturing October 1, 2034	4.5%	4.1%	278	287	287
Series X Notes, maturing April 15, 2028	4.0%	4.2%	450	448	447
Series AA Notes, maturing December 1, 2028	4.7%	4.8%	300	299	298
Series EE Notes, matured May 1, 2025	5.8%	6.0%	600	600	599
Series FF Notes, maturing June 15, 2030	4.6%	4.8%	1,000	991	991
Series GG Notes, maturing October 15, 2032	3.5%	3.7%	1,000	989	989
Series HH Notes, maturing April 15, 2031	2.9%	3.0%	1,100	1,093	1,093
Series II Notes, maturing October 15, 2033	2.8%	2.8%	700	695	695
Series JJ Notes, maturing October 15, 2027	5.0%	5.4%	1,000	991	990
Series KK Notes, maturing April 15, 2029	4.9%	5.3%	800	788	788
Series LL Notes, maturing September 15, 2026	5.5%	5.9%	450	447	447
Series MM Notes, maturing October 15, 2028	5.6%	5.9%	700	693	693
Series NN Notes, maturing May 15, 2029	4.9%	5.3%	500	492	491
Series OO Notes, maturing May 15, 2034	5.3%	5.6%	1,000	980	980
Series PP Notes, maturing March 15, 2030	4.8%	5.0%	500	495	495
Series QQ Notes, maturing March 15, 2035	5.4%	5.5%	1,000	986	986
Series RR Notes, maturing April 15, 2032	5.1%	5.4%	500	492	—
Series SS Notes, maturing April 15, 2037	5.5%	5.7%	1,500	1,474	—
Commercial paper				578	1,582
Credit Facility				—	—
Finance lease obligations				122	124
Other				23	55
				$15,062	$14,447
Less current portion				(959)	(1,309)
				$14,103	$13,138
We paid cash for interest, net of amounts capitalized, of $87 million in the 2025 first quarter and $48 million in the 2024 first quarter.
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
In February 2025, we issued $500 million aggregate principal amount of 5.100 percent Series RR Notes due April 15, 2032 (the “Series RR Notes”) and $1.5 billion aggregate principal amount of 5.500 percent Series SS Notes due April 15, 2037 (the “Series SS Notes”). We will pay interest on the Series RR Notes and Series SS Notes in April and October of each year, commencing in October 2025. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting $700 million of the Series SS Notes into floating rate debt with a variable interest rate of SOFR plus approximately 1.49 percent. Net proceeds from the offering of the Series RR Notes and Series SS Notes were approximately $1.960 billion, after deducting the underwriting discount and estimated expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$145	$143	$136	$133
Total noncurrent financial assets	$145	$143	$136	$133

Senior Notes	$(13,389)	$(13,168)	$(11,419)	$(11,083)
Commercial paper	(578)	(578)	(1,582)	(1,582)
Total noncurrent financial liabilities	$(13,967)	$(13,746)	$(13,001)	$(12,665)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2024 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2025 first quarter and 2024 first quarter:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2024	$(1,091)	$28	$(1,063)
Other comprehensive income (loss) before reclassifications (1)	112	(9)	103
Reclassification adjustments	—	(2)	(2)
Net other comprehensive income (loss)	112	(11)	101
Balance at March 31, 2025	$(979)	$17	$(962)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2023	$(654)	$7	$(647)
Other comprehensive (loss) income before reclassifications (1)	(157)	11	(146)
Reclassification adjustments	—	(1)	(1)
Net other comprehensive (loss) income	(157)	10	(147)
Balance at March 31, 2024	$(811)	$17	$(794)
(1)Other comprehensive income (loss) before reclassifications for foreign currency translation adjustments includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in losses of $19 million for the 2025 first quarter and gains of $12 million for the 2024 first quarter.

The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2025 first quarter and 2024 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
276.7	Balance at year-end 2024	$(2,992)	$5	$6,179	$16,531	$(24,644)	$(1,063)
—	Net income	665	—	—	665	—	—
—	Other comprehensive income	101	—	—	—	—	101
—	Dividends ($0.63 per share)	(174)	—	—	(174)	—	—
1.1	Stock-based compensation plans	(13)	—	(44)	—	31	—
(2.8)	Purchase of treasury stock	(755)	—	—	—	(755)	—
275.0	Balance at March 31, 2025	$(3,168)	$5	$6,135	$17,022	$(25,368)	$(962)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
290.5	Balance at year-end 2023	$(682)	$5	$6,051	$14,838	$(20,929)	$(647)
—	Net income	564	—	—	564	—	—
—	Other comprehensive loss	(147)	—	—	—	—	(147)
—	Dividends ($0.52 per share)	(151)	—	—	(151)	—	—
1.3	Stock-based compensation plans	(36)	—	(73)	—	37	—
(4.8)	Purchase of treasury stock	(1,164)	—	—	—	(1,164)	—
287.0	Balance at March 31, 2024	$(1,616)	$5	$5,978	$15,251	$(22,056)	$(794)
NOTE 10. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $183 million, to $7,702 million at March 31, 2025, from $7,519 million at December 31, 2024, primarily reflecting points earned by members. The increase was partially offset by $843 million of revenue recognized in the 2025 first quarter, that was deferred as of December 31, 2024.
Our allowance for credit losses was $207 million at March 31, 2025 and $199 million at December 31, 2024.
NOTE 11. BUSINESS SEGMENTS
We discuss our operations in the following four reportable business segments: (1) U.S. & Canada, (2) Europe, Middle East & Africa (“EMEA”), (3) Greater China, and (4) Asia Pacific excluding China (“APEC”). Our Caribbean & Latin America (“CALA”) operating segment does not meet the applicable accounting criteria for separate disclosure as a reportable business segment, and as such, we include its results in “Unallocated corporate and other.”
Our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), evaluates the performance of our operating segments using “segment profits,” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or restructuring and merger-related charges. We assign gains and losses, equity in earnings or losses, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and timeshare licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related charges, equity in earnings or losses, and other gains or losses that we do not allocate to our segments, as well as results of our CALA operating segment.
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

Segment Revenues, Expenses, and Profits
The following tables present our revenues (disaggregated by segment and major revenue stream), segment expenses, and segment profits for the 2025 first quarter and 2024 first quarter:

	Three Months Ended March 31, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$709	$118	$60	$98
Contract investment amortization	(20)	(4)	—	(1)
Net fee revenues	689	114	60	97
Owned, leased, and other revenue	120	114	7	35
Cost reimbursement revenue	3,889	286	69	131
Total reportable segment revenue	4,698	514	136	263
Less:
Owned, leased, and other - direct	96	108	5	29
Depreciation, amortization, and other	27	10	2	2
General, administrative, and other	44	32	15	17
Reimbursed expenses	3,888	288	70	133
Other segment items (primarily non-operating income and expenses)	(1)	2	(1)	2
Total reportable segment profit	$644	$74	$45	$80

	Three Months Ended March 31, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$682	$118	$65	$87
Contract investment amortization	(17)	(3)	—	(1)
Net fee revenues	665	115	65	86
Owned, leased, and other revenue	108	118	7	32
Cost reimbursement revenue	3,717	278	76	116
Total reportable segment revenue	4,490	511	148	234
Less:
Owned, leased, and other - direct	80	111	4	29
Depreciation, amortization, and other	20	10	2	2
General, administrative, and other	44	27	13	15
Reimbursed expenses	3,722	280	79	119
Other segment items (primarily non-operating income and expenses)	(1)	2	(1)	(3)
Total reportable segment profit	$625	$81	$51	$72
The following table presents reconciliations of our total reportable segment revenue and profit to consolidated revenue and income before income taxes for the 2025 first quarter and 2024 first quarter:

	Three Months Ended
(in millions)	March 31, 2025	March 31, 2024
Reconciliation of revenue
Total reportable segment revenue	$5,611	$5,383
Unallocated corporate and other	652	594
Consolidated revenue	$6,263	$5,977

Reconciliation of income before income taxes
Total reportable segment profit	$843	$829
Unallocated corporate and other	104	51
Interest expense, net of interest income	(183)	(153)
Consolidated income before income taxes	$764	$727

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to our development pipeline; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; our expectations regarding certain claims, legal proceedings, settlements or resolutions; our expectations regarding our acquisition of the citizenM brand and the addition of the citizenM hotels to our system; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including failure to satisfy the conditions to the consummation of the citizenM transaction; uncertainty resulting from economic, political or other global, national, and regional conditions and events, including related to tariffs, trade, travel and other policies; the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”); Part II, Item 1A of this report; and other factors we describe from time to time in our periodic filings with the SEC.
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

Performance Measures
We believe Revenue per Available Room (“RevPAR”), which we calculate by dividing property level room revenue by total rooms available for the period, is a meaningful indicator of our performance because it measures the period-over-period change in room revenues. RevPAR may not be comparable to similarly titled measures, such as revenues, and should not be viewed as necessarily correlating with our fee revenue. We also believe occupancy and average daily rate (“ADR”), which are components of calculating RevPAR, are meaningful indicators of our performance. Occupancy, which we calculate by dividing total rooms sold by total rooms available for the period, measures the utilization of a property’s available capacity. ADR, which we calculate by dividing property level room revenue by total rooms sold, measures average room price and is useful in assessing pricing levels. Unless otherwise stated, RevPAR, occupancy, and ADR statistics are on a systemwide basis for comparable properties, and all changes refer to year-over-year changes for the comparable period. Comparisons to prior periods are on a constant U.S. dollar basis, which we calculate by applying exchange rates for the current period to the prior comparable period. We believe constant dollar analysis provides valuable information regarding the performance of hotels in our system as it removes currency fluctuations from the presentation of such results.
We define our comparable properties as hotels in our system that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2024 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption. Our comparable properties also exclude MGM Collection with Marriott Bonvoy, Design Hotels, The Ritz-Carlton Yacht Collection, and timeshare properties.
Business Trends
We saw solid global RevPAR growth during the 2025 first quarter compared to the same period in 2024. For the 2025 first quarter, worldwide RevPAR increased 4.1 percent, reflecting ADR growth of 2.9 percent and occupancy improvement of 0.7 percentage points. The increase in RevPAR in the 2025 first quarter was primarily driven by year-over-year demand growth in nearly all of our regions.
In the U.S. & Canada, RevPAR increased 3.3 percent in the 2025 first quarter, led by strong demand from our group customer segment.
In our International regions, RevPAR grew 5.9 percent in the 2025 first quarter, reflecting higher demand in APEC with RevPAR growth of 10.9 percent, EMEA with RevPAR growth of 5.9 percent, and CALA with RevPAR growth of 7.2 percent. In Greater China, RevPAR decreased 1.6 percent in the 2025 first quarter driven by a decrease in ADR of 2.7 percent, reflecting lower domestic demand as a result of macro-economic conditions.
In the U.S., we saw some softening of demand in certain customer segments in March, primarily in government business. We continue to monitor macro-economic conditions and impact on lodging demand.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already recorded; however, we do not believe this incident will impact our long-term financial health. See Note 6 for additional information related to legal proceedings and investigations related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2025 first quarter, our system had 9,463 properties (1,718,542 rooms), compared to 9,361 properties (1,706,331 rooms) at year-end 2024 and 8,861 properties (1,643,172 rooms) at the end of the 2024 first quarter. In the 2025 first quarter, we added roughly 12,200 net rooms.
At the end of the 2025 first quarter, we had approximately 3,800 properties and over 587,000 rooms in our development pipeline, which included over 27,000 rooms approved for development but not yet under signed contracts. Our development pipeline included nearly 244,000 rooms, or 42 percent, that were under construction or in the process of converting to our system at the end of the 2025 first quarter. Over half of the rooms in our quarter-end development pipeline are located outside U.S. & Canada.
We currently expect full year 2025 net rooms growth to approach 5 percent, including the rooms associated with the citizenM brand acquisition discussed in Note 2.
Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	March 31, 2025	March 31, 2024	vs. March 31, 2024		March 31, 2025	March 31, 2024	vs. March 31, 2024
Managed	1,981	1,969	12	1%	567,896	566,944	952	—%
Franchised/Licensed/Other (1)	7,293	6,716	577	9%	1,120,634	1,049,173	71,461	7%
Owned/Leased	51	50	1	2%	14,312	13,111	1,201	9%
Residential	138	126	12	10%	15,700	13,944	1,756	13%
Total	9,463	8,861	602	7%	1,718,542	1,643,172	75,370	5%
(1)In addition to franchised, includes our timeshare properties, MGM Collection with Marriott Bonvoy, Design Hotels, and The Ritz-Carlton Yacht Collection.
Lodging Statistics
The following table presents RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended March 31, 2025 and Change vs. Three Months Ended March 31, 2024
	RevPAR		Occupancy			Average Daily Rate
	2025	vs. 2024	2025	vs. 2024		2025	vs. 2024
Comparable Company-Operated Properties
U.S. & Canada	$181.75	5.1%	67.2%	1.2%	pts.	$270.49	3.2%
Europe	$143.27	5.1%	62.5%	2.6%	pts.	$229.10	0.8%
Middle East & Africa	$146.94	4.5%	70.1%	0.3%	pts.	$209.62	4.1%
Greater China	$77.23	(2.1)%	64.3%	0.6%	pts.	$120.13	(3.1)%
Asia Pacific excluding China	$133.23	10.6%	71.3%	1.7%	pts.	$186.86	8.0%
Caribbean & Latin America	$244.14	10.8%	70.0%	2.0%	pts.	$348.58	7.6%
International - All (1)	$121.49	5.2%	67.4%	1.1%	pts.	$180.32	3.5%
Worldwide (2)	$146.49	5.2%	67.3%	1.2%	pts.	$217.67	3.4%
Comparable Systemwide Properties
U.S. & Canada	$123.40	3.3%	65.9%	0.4%	pts.	$187.37	2.7%
Europe	$102.28	6.2%	60.5%	2.9%	pts.	$169.09	1.1%
Middle East & Africa	$134.86	5.4%	68.9%	0.6%	pts.	$195.76	4.5%
Greater China	$71.20	(1.6)%	63.2%	0.8%	pts.	$112.70	(2.7)%
Asia Pacific excluding China	$132.36	10.9%	71.5%	2.0%	pts.	$185.08	7.7%
Caribbean & Latin America	$150.67	7.2%	64.8%	(0.2)%	pts.	$232.62	7.5%
International - All (1)	$111.39	5.9%	65.4%	1.4%	pts.	$170.44	3.7%
Worldwide (2)	$119.38	4.1%	65.7%	0.7%	pts.	$181.73	2.9%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2025 first quarter compared to the 2024 first quarter. Also see the “Business Trends” section above for further discussion.

Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change 2025 vs. 2024
Base management fees	$325	$313	$12	4%
Franchise fees	746	688	58	8%
Incentive management fees	204	209	(5)	(2)%
Gross fee revenues	1,275	1,210	65	5%
Contract investment amortization	(28)	(23)	(5)	(22)%
Net fee revenues	$1,247	$1,187	$60	5%
The increase in base management fees in the 2025 first quarter primarily reflected higher RevPAR.
The increase in franchise fees in the 2025 first quarter primarily reflected higher RevPAR as well as unit growth ($18 million).
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change 2025 vs. 2024
Owned, leased, and other revenue	$361	$357	$4	1%
Owned, leased, and other - direct expenses	296	286	10	3%
Owned, leased, and other, net	$65	$71	$(6)	(8)%
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change 2025 vs. 2024
Cost reimbursement revenue	$4,655	$4,433	$222	5%
Reimbursed expenses	4,722	4,501	221	5%
Cost reimbursements, net	$(67)	$(68)	$1	1%
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
Cost reimbursements, net remained relatively unchanged in the 2025 first quarter as higher revenues were offset by higher expenses for many of our centralized programs and services.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change 2025 vs. 2024
Depreciation, amortization, and other	$51	$45	$6	13%
General, administrative, and other	245	261	(16)	(6)%
Restructuring and merger-related charges	1	8	(7)	(88)%
General, administrative, and other expenses decreased in the 2025 first quarter primarily due to lower compensation costs.

Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change 2025 vs. 2024
(Losses) gains and other income, net	$(2)	$4	$(6)	(150)%
Interest expense	(192)	(163)	(29)	(18)%
Interest income	9	10	(1)	(10)%
Equity in earnings	1	—	1	nm*
* Percentage change is not meaningful.
Interest expense increased in the 2025 first quarter primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($37 million).
Income Taxes

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change 2025 vs. 2024
Provision for income taxes	$(99)	$(163)	$64	39%
Provision for income taxes decreased in the 2025 first quarter primarily due to the current year release of tax reserves ($86 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2025 first quarter compared to the 2024 first quarter. Also see the “Business Trends” section above for further discussion.

	Three Months Ended
($ in millions)	March 31, 2025	March 31, 2024	Change 2025 vs. 2024
U.S. & Canada
Segment net fee revenues	$689	$665	$24	4%
Segment profit	644	625	19	3%
EMEA
Segment net fee revenues	114	115	(1)	(1)%
Segment profit	74	81	(7)	(9)%
Greater China
Segment net fee revenues	60	65	(5)	(8)%
Segment profit	45	51	(6)	(12)%
APEC
Segment net fee revenues	97	86	11	13%
Segment profit	80	72	8	11%

	Properties				Rooms
	March 31, 2025	March 31, 2024	vs. March 31, 2024		March 31, 2025	March 31, 2024	vs. March 31, 2024
U.S. & Canada	6,280	6,013	267	4%	1,048,111	1,019,920	28,191	3%
EMEA	1,320	1,150	170	15%	236,698	220,113	16,585	8%
Greater China	606	533	73	14%	175,114	160,972	14,142	9%
APEC	637	578	59	10%	144,447	132,480	11,967	9%
In the 2025 first quarter, segment profits grew in U.S. & Canada and APEC, compared to the same period in 2024, primarily driven by higher net fee revenues as a result of higher RevPAR and unit growth (see the Lodging Statistics and Properties and Rooms tables above for more information).

LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2025 first quarter, including the effect of interest rate swaps, our long-term debt had a weighted average interest rate of 4.6 percent, a weighted average maturity of approximately 5.8 years, and a ratio of fixed-rate to total long-term debt of 0.9 to 1.0.
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
We monitor the status of the capital markets and regularly evaluate the effect that changes in capital market conditions may have on our ability to fund our liquidity needs. We believe the Credit Facility, and our access to capital markets, together with cash we expect to generate from operations, remain adequate to meet our liquidity requirements over the next 12 months and thereafter for the foreseeable future.
Commercial Paper
We issue commercial paper in the U.S. Because we do not have purchase commitments from buyers for our commercial paper, our ability to issue commercial paper is subject to market demand. We do not expect that fluctuations in the demand for commercial paper will affect our liquidity, given our borrowing capacity under the Credit Facility and access to capital markets.
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $546 million at March 31, 2025, an increase of $121 million from year-end 2024, primarily due to long-term debt issuances, net of repayments ($1,608 million) and net cash provided by operating activities ($647 million), partially offset by net commercial paper repayments ($1,002 million), share repurchases ($751 million), dividends paid ($174 million), capital and technology expenditures ($135 million), and financing outflows for employee stock-based compensation withholding taxes ($109 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2025 first quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $135 million in the 2025 first quarter and $109 million in the 2024 first quarter. We expect capital expenditures and other investments will total approximately $1,355 million to $1,455 million for the 2025 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities. This estimate includes $355 million of investment spending related to the citizenM brand acquisition discussed in Note 2, which we expect to close later in 2025, but excludes any additional potential property or brand acquisitions, which we cannot forecast with sufficient accuracy and which may be significant. Our anticipated capital and technology expenditures include higher than typical spending on our worldwide technology systems transformation, the overwhelming portion of which we expect to be reimbursed over time, and renovations of hotels in our owned and leased portfolio.
Share Repurchases and Dividends
We repurchased 2.8 million shares of our common stock for $0.8 billion in the 2025 first quarter. Year-to-date through April 29, 2025, we repurchased 3.9 million shares for $1.0 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
On February 13, 2025, our Board of Directors declared a quarterly cash dividend of $0.63 per share, which was paid on March 31, 2025 to stockholders of record on February 27, 2025.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2025 first quarter, other than with respect to our agreement to purchase the citizenM brand discussed in Note 2, there have been no material changes to our cash requirements as disclosed in our 2024 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Form 10-K for more information about our cash requirements. Also, see Note 7 for information on our long-term debt.
At March 31, 2025, projected Deemed Repatriation Transition Tax payments under the 2017 Tax Cuts and Jobs Act totaled $135 million, which was paid in April 2025.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2024 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2024. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Form 10-K for more information on our exposure to market risk.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2025 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks that make an investment in our securities risky. You should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our 2024 Form 10-K. There are no material changes to the risk factors discussed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	1.1	$278.50	1.1	12.6
February 1, 2025 - February 28, 2025	0.7	$285.99	0.7	11.9
March 1, 2025 - March 31, 2025	1.0	$254.06	1.0	10.9
Total	2.8	$271.77	2.8
(1)On November 9, 2023, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. The share repurchase authorization has no expiration date. As of March 31, 2025, 10.9 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2025 first quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

*10.1	Form of Stock Appreciation Rights Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2025).	Filed with this report.

*10.2	Form of Performance Share Unit Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2025).	Filed with this report.

*10.3	Form of Restricted Stock Unit Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2025).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*    Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
May 6, 2025

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)