Form 10-Q
period 2025-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2025-08-05
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 271,457,839 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 28, 2025.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
REVENUES
Base management fees	$340	$330	$665	$643
Franchise fees	860	818	1,606	1,506
Incentive management fees	200	195	404	404
Gross fee revenues	1,400	1,343	2,675	2,553
Contract investment amortization	(29)	(27)	(57)	(50)
Net fee revenues	1,371	1,316	2,618	2,503
Owned, leased, and other revenue	441	395	802	752
Cost reimbursement revenue	4,932	4,728	9,587	9,161
	6,744	6,439	13,007	12,416
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	328	296	624	582
Depreciation, amortization, and other	53	47	104	92
General, administrative, and other	245	248	490	509
Restructuring and merger-related charges	8	8	9	16
Reimbursed expenses	4,874	4,645	9,596	9,146
	5,508	5,244	10,823	10,345
OPERATING INCOME	1,236	1,195	2,184	2,071
Gains and other income, net	5	4	3	8
Interest expense	(203)	(173)	(395)	(336)
Interest income	12	9	21	19
Equity in earnings	4	5	5	5
INCOME BEFORE INCOME TAXES	1,054	1,040	1,818	1,767
Provision for income taxes	(291)	(268)	(390)	(431)
NET INCOME	$763	$772	$1,428	$1,336
EARNINGS PER SHARE
Earnings per share – basic	$2.78	$2.70	$5.18	$4.64
Earnings per share – diluted	$2.78	$2.69	$5.17	$4.62
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$763	$772	$1,428	$1,336
Other comprehensive income (loss)
Foreign currency translation adjustments	308	(114)	420	(271)
Other adjustments, net of tax	(20)	3	(31)	13
Total other comprehensive income (loss), net of tax	288	(111)	389	(258)
Comprehensive income	$1,051	$661	$1,817	$1,078
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and equivalents	$671	$396
Accounts and notes receivable, net	2,983	2,795
Prepaid expenses and other	380	294
	4,034	3,485
Property and equipment, net	1,890	1,833
Intangible assets
Brands	5,907	5,770
Contract acquisition costs and other	3,889	3,718
Goodwill	8,896	8,731
	18,692	18,219
Equity method investments	298	298
Notes receivable, net	136	136
Deferred tax assets	611	650
Operating lease assets	934	845
Other noncurrent assets	747	716
	$27,342	$26,182
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$1,109	$1,309
Accounts payable	778	763
Accrued payroll and benefits	1,184	1,449
Liability for guest loyalty program	3,579	3,487
Accrued expenses and other	1,549	1,641
	8,199	8,649
Long-term debt	14,546	13,138
Liability for guest loyalty program	4,196	4,032
Deferred tax liabilities	59	81
Deferred revenue	1,162	1,103
Operating lease liabilities	881	794
Other noncurrent liabilities	1,263	1,377
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,193	6,179
Retained earnings	17,602	16,531
Treasury stock, at cost	(26,090)	(24,644)
Accumulated other comprehensive loss	(674)	(1,063)
	(2,964)	(2,992)
	$27,342	$26,182
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net income	$1,428	$1,336
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other (including depreciation and amortization classified in reimbursed expenses) (2)	279	240
Stock-based compensation	110	110
Income taxes	(145)	(2)
Liability for guest loyalty program	256	319
Contract acquisition costs	(213)	(121)
Restructuring and merger-related charges	(18)	15
Working capital changes	(469)	(274)
Other	62	(72)
Net cash provided by operating activities	1,290	1,551
INVESTING ACTIVITIES
Capital and technology expenditures	(290)	(234)
Dispositions	—	1
Loan advances	(12)	(8)
Loan collections	15	8
Other	1	8
Net cash used in investing activities	(286)	(225)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	179	342
Issuance of long-term debt	1,960	1,468
Repayment of long-term debt	(954)	(554)
Issuance of Class A Common Stock	45	33
Dividends paid	(357)	(330)
Purchase of treasury stock	(1,500)	(2,156)
Stock-based compensation withholding taxes	(110)	(125)
Net cash used in financing activities	(737)	(1,322)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	267	4
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	425	366
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$692	$370
(1)The 2025 amounts include beginning restricted cash of $29 million at December 31, 2024, and ending restricted cash of $21 million at June 30, 2025, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
(2)The 2024 first half reflects the reclassification of $98 million of depreciation and amortization classified in reimbursed expenses from the “Other” caption within operating activities to the “Depreciation, amortization, and other” caption of our Statements of Cash Flows to conform to our current presentation.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2025 and December 31, 2024, the results of our operations for the three and six months ended June 30, 2025 and June 30, 2024, and cash flows for the six months ended June 30, 2025 and June 30, 2024. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
NOTE 2. ACQUISITION
In the 2025 second quarter, we announced that we reached an agreement with citizenM Holding BV and certain of its affiliates (the “seller”) to acquire the citizenM brand and related intellectual property for $355 million, and we completed the acquisition in the 2025 third quarter. In addition, we may pay earn-out payments to the seller up to $110 million, based on the future growth of the brand over a specified, multi-year timeframe. Earn-out payments would not begin until the fourth year following closing of the transaction. As of July 23, 2025, the citizenM portfolio included 37 open select-service hotels (8,789 rooms).

NOTE 3. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Computation of Basic Earnings Per Share
Net income	$763	$772	$1,428	$1,336
Shares for basic earnings per share	274.2	285.8	275.5	288.1
Basic earnings per share	$2.78	$2.70	$5.18	$4.64
Computation of Diluted Earnings Per Share
Net income	$763	$772	$1,428	$1,336
Shares for basic earnings per share	274.2	285.8	275.5	288.1
Effect of dilutive securities
Stock-based compensation	0.5	0.9	0.7	1.0
Shares for diluted earnings per share	274.7	286.7	276.2	289.1
Diluted earnings per share	$2.78	$2.69	$5.17	$4.62
NOTE 4. STOCK-BASED COMPENSATION
We granted 0.7 million restricted stock units (“RSUs”) during the 2025 first half to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2025 first half to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2027 adjusted EBITDA performance and relative total stockholder return over the 2025 to 2027 performance period. RSUs, including PSUs, granted in the 2025 first half had a weighted average grant-date fair value of $273 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $49 million in the 2025 second quarter, $49 million in the 2024 second quarter, $92 million in the 2025 first half, and $94 million in the 2024 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $269 million at June 30, 2025 and $173 million at December 31, 2024.
NOTE 5. INCOME TAXES
Our effective tax rate increased to 27.6 percent for the 2025 second quarter compared to 25.8 percent for the 2024 second quarter, primarily due to a shift in earnings to jurisdictions with higher tax rates.
Our effective tax rate decreased to 21.4 percent for the 2025 first half compared to 24.4 percent for the 2024 first half, primarily due to the current year release of tax reserves, partially offset by a shift in earnings to jurisdictions with higher tax rates.
Our unrecognized tax benefit balance decreased by $69 million to $114 million at June 30, 2025 from $183 million at December 31, 2024, primarily due to the lapse of the statute of limitations on certain tax positions. Our unrecognized tax benefit balance included $104 million at June 30, 2025 and $171 million at December 31, 2024 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided.
We paid cash for income taxes, net of refunds, of $534 million in the 2025 first half and $433 million in the 2024 first half.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at June 30, 2025 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$62	$6
Operating profit	130	74
Other	21	4
	$213	$84
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). On June 3, 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the District Court's certification of a class of plaintiffs, holding that a class-action waiver signed by putative class members was enforceable. In the case brought by the City of Chicago (which is consolidated in the MDL proceeding), we are progressing in our settlement negotiations with the City, and we do not expect a settlement to be material to our Financial Statements. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
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
Other Legal Proceedings
As of the end of the 2025 second quarter, we had resolved all claims brought against the Company regarding the use of copyrighted music. The settlement amounts are not material to our Financial Statements.
We have been and are currently party to other legal proceedings involving claims that we infringe the intellectual property rights of others. At this time, we do not expect these proceedings to have a material impact on the Company’s business, financial condition, results of operations, or cash flows.
NOTE 7. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of June 30, 2025 and year-end 2024:

($ in millions)	Interest Rate	Effective Interest Rate	Face Amount	Balance as of June 30, 2025	Balance as of December 31, 2024
Senior Notes:
Series P Notes, maturing October 1, 2025	3.8%	4.0%	$350	$350	$349
Series R Notes, maturing June 15, 2026	3.1%	3.3%	750	749	749
Series V Notes, matured March 15, 2025	3.8%	2.8%	318	—	319
Series W Notes, maturing October 1, 2034	4.5%	4.1%	278	287	287
Series X Notes, maturing April 15, 2028	4.0%	4.2%	450	448	447
Series AA Notes, maturing December 1, 2028	4.7%	4.8%	300	299	298
Series EE Notes, matured May 1, 2025	5.8%	6.0%	600	—	599
Series FF Notes, maturing June 15, 2030	4.6%	4.8%	1,000	992	991
Series GG Notes, maturing October 15, 2032	3.5%	3.7%	1,000	990	989
Series HH Notes, maturing April 15, 2031	2.9%	3.0%	1,100	1,093	1,093
Series II Notes, maturing October 15, 2033	2.8%	2.8%	700	695	695
Series JJ Notes, maturing October 15, 2027	5.0%	5.4%	1,000	992	990
Series KK Notes, maturing April 15, 2029	4.9%	5.3%	800	789	788
Series LL Notes, maturing September 15, 2026	5.5%	5.9%	450	447	447
Series MM Notes, maturing October 15, 2028	5.6%	5.9%	700	693	693
Series NN Notes, maturing May 15, 2029	4.9%	5.3%	500	492	491
Series OO Notes, maturing May 15, 2034	5.3%	5.6%	1,000	981	980
Series PP Notes, maturing March 15, 2030	4.8%	5.0%	500	495	495
Series QQ Notes, maturing March 15, 2035	5.4%	5.5%	1,000	986	986
Series RR Notes, maturing April 15, 2032	5.1%	5.4%	500	493	—
Series SS Notes, maturing April 15, 2037	5.5%	5.7%	1,500	1,480	—
Commercial paper				1,762	1,582
Credit Facility				—	—
Finance lease obligations				119	124
Other				23	55
				$15,655	$14,447
Less current portion				(1,109)	(1,309)
				$14,546	$13,138
We paid cash for interest, net of amounts capitalized, of $328 million in the 2025 first half and $303 million in the 2024 first half.
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
In February 2025, we issued $500 million aggregate principal amount of 5.100 percent Series RR Notes due April 15, 2032 (the “Series RR Notes”) and $1.5 billion aggregate principal amount of 5.500 percent Series SS Notes due April 15, 2037 (the “Series SS Notes”). We will pay interest on the Series RR Notes and Series SS Notes in April and October of each year, commencing in October 2025. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting $700 million of the Series SS Notes into floating rate debt with a variable interest rate of SOFR plus approximately 1.49 percent. Net proceeds from the offering of the Series RR Notes and Series SS Notes were approximately $1.960 billion, after deducting the underwriting discount and expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$136	$136	$136	$133
Total noncurrent financial assets	$136	$136	$136	$133

Senior Notes	$(12,652)	$(12,602)	$(11,419)	$(11,083)
Commercial paper	(1,762)	(1,762)	(1,582)	(1,582)
Total noncurrent financial liabilities	$(14,414)	$(14,364)	$(13,001)	$(12,665)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2024 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2025 first half and 2024 first half:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2024	$(1,091)	$28	$(1,063)
Other comprehensive income (loss) (1)	420	(31)	389
Balance at June 30, 2025	$(671)	$(3)	$(674)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2023	$(654)	$7	$(647)
Other comprehensive (loss) income (1)	(271)	13	(258)
Balance at June 30, 2024	$(925)	$20	$(905)
(1)Other comprehensive income (loss) includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in losses of $68 million for the 2025 first half and gains of $21 million for the 2024 first half.

The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2025 first half and 2024 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
276.7	Balance at year-end 2024	$(2,992)	$5	$6,179	$16,531	$(24,644)	$(1,063)
—	Net income	665	—	—	665	—	—
—	Other comprehensive income	101	—	—	—	—	101
—	Dividends ($0.63 per share)	(174)	—	—	(174)	—	—
1.1	Stock-based compensation plans	(13)	—	(44)	—	31	—
(2.8)	Purchase of treasury stock	(755)	—	—	—	(755)	—
275.0	Balance at March 31, 2025	$(3,168)	$5	$6,135	$17,022	$(25,368)	$(962)
—	Net income	763	—	—	763	—	—
—	Other comprehensive income	288	—	—	—	—	288
—	Dividends ($0.67 per share)	(183)	—	—	(183)	—	—
(0.1)	Stock-based compensation plans	58	—	58	—	—	—
(2.8)	Purchase of treasury stock	(722)	—	—	—	(722)	—
272.1	Balance at June 30, 2025	$(2,964)	$5	$6,193	$17,602	$(26,090)	$(674)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
290.5	Balance at year-end 2023	$(682)	$5	$6,051	$14,838	$(20,929)	$(647)
—	Net income	564	—	—	564	—	—
—	Other comprehensive loss	(147)	—	—	—	—	(147)
—	Dividends ($0.52 per share)	(151)	—	—	(151)	—	—
1.3	Stock-based compensation plans	(36)	—	(73)	—	37	—
(4.8)	Purchase of treasury stock	(1,164)	—	—	—	(1,164)	—
287.0	Balance at March 31, 2024	$(1,616)	$5	$5,978	$15,251	$(22,056)	$(794)
—	Net income	772	—	—	772	—	—
—	Other comprehensive loss	(111)	—	—	—	—	(111)
—	Dividends ($0.63 per share)	(179)	—	—	(179)	—	—
—	Stock-based compensation plans	53	—	52	—	1	—
(4.1)	Purchase of treasury stock	(1,010)	—	—	—	(1,010)	—
282.9	Balance at June 30, 2024	$(2,091)	$5	$6,030	$15,844	$(23,065)	$(905)
NOTE 10. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $256 million, to $7,775 million at June 30, 2025, from $7,519 million at December 31, 2024, primarily reflecting points earned by members. The increase was partially offset by $1,782 million of revenue recognized in the 2025 first half, that was deferred as of December 31, 2024.
Our allowance for credit losses was $209 million at June 30, 2025 and $199 million at December 31, 2024.
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

Segment Revenues, Expenses, and Profits
The following tables present our revenues (disaggregated by segment and major revenue stream), segment expenses, and segment profits for the 2025 second quarter, 2024 second quarter, 2025 first half, and 2024 first half:

	Three Months Ended June 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$800	$168	$64	$83
Contract investment amortization	(21)	(4)	—	(2)
Net fee revenues	779	164	64	81
Owned, leased, and other revenue	140	164	10	43
Cost reimbursement revenue	4,043	327	78	132
Total reportable segment revenue	4,962	655	152	256
Less:
Owned, leased, and other - direct	100	133	3	32
Depreciation, amortization, and other	27	9	3	2
General, administrative, and other	36	35	16	17
Reimbursed expenses	4,015	323	77	130
Other segment items (primarily non-operating income and expenses)	(2)	(2)	—	(1)
Total reportable segment profit	$786	$157	$53	$76

	Three Months Ended June 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$798	$154	$59	$74
Contract investment amortization	(21)	(4)	—	(1)
Net fee revenues	777	150	59	73
Owned, leased, and other revenue	111	157	6	36
Cost reimbursement revenue	3,877	322	75	123
Total reportable segment revenue	4,765	629	140	232
Less:
Owned, leased, and other - direct	78	126	3	28
Depreciation, amortization, and other	22	9	3	2
General, administrative, and other	42	28	14	17
Reimbursed expenses	3,837	318	73	122
Other segment items (primarily non-operating income and expenses)	(1)	(5)	—	1
Total reportable segment profit	$787	$153	$47	$62

	Six Months Ended June 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$1,509	$286	$124	$181
Contract investment amortization	(41)	(8)	—	(3)
Net fee revenues	1,468	278	124	178
Owned, leased, and other revenue	260	278	17	78
Cost reimbursement revenue	7,932	613	147	263
Total reportable segment revenue	9,660	1,169	288	519
Less:
Owned, leased, and other - direct	196	241	8	61
Depreciation, amortization, and other	54	19	5	4
General, administrative, and other	80	67	31	34
Reimbursed expenses	7,903	611	147	263
Other segment items (primarily non-operating income and expenses)	(3)	—	(1)	1
Total reportable segment profit	$1,430	$231	$98	$156

	Six Months Ended June 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$1,480	$272	$124	$161
Contract investment amortization	(38)	(7)	—	(2)
Net fee revenues	1,442	265	124	159
Owned, leased, and other revenue	219	275	13	68
Cost reimbursement revenue	7,594	600	151	239
Total reportable segment revenue	9,255	1,140	288	466
Less:
Owned, leased, and other - direct	158	237	7	57
Depreciation, amortization, and other	42	19	5	4
General, administrative, and other	86	55	27	32
Reimbursed expenses	7,559	598	152	241
Other segment items (primarily non-operating income and expenses)	(2)	(3)	(1)	(2)
Total reportable segment profit	$1,412	$234	$98	$134

The following table presents reconciliations of our total reportable segment revenue and profit to consolidated revenue and income before income taxes for the 2025 second quarter, 2024 second quarter, 2025 first half, and 2024 first half:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Reconciliation of revenue
Total reportable segment revenue	$6,025	$5,766	$11,636	$11,149
Unallocated corporate and other	719	673	1,371	1,267
Consolidated revenue	$6,744	$6,439	$13,007	$12,416

Reconciliation of income before income taxes
Total reportable segment profit	$1,072	$1,049	$1,915	$1,878
Unallocated corporate and other	173	155	277	206
Interest expense, net of interest income	(191)	(164)	(374)	(317)
Consolidated income before income taxes	$1,054	$1,040	$1,818	$1,767
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to our development pipeline; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; our expectations regarding certain claims, legal proceedings, settlements or resolutions; our expectations regarding additional payments to citizenM Holding BV and certain of its affiliates; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including uncertainty resulting from economic, political or other global, national, and regional conditions and events, including related to tariffs, trade, travel and other policies; the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“2024 Form 10-K”); Part II, Item 1A of this report; and other factors we describe from time to time in our periodic filings with the SEC.
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
We define our comparable properties as hotels in our system that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2024 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption. Our comparable properties also exclude MGM Collection with Marriott Bonvoy, Design Hotels, The Ritz-Carlton Yacht Collection, residences, and timeshare properties.
Business Trends
In the 2025 second quarter, worldwide RevPAR increased 1.5 percent, driven by ADR growth of 1.9 percent. In the 2025 first half, worldwide RevPAR increased 2.8 percent, driven by ADR growth of 2.4 percent.
In the U.S. & Canada, RevPAR was unchanged in the 2025 second quarter and increased 1.6 percent in the 2025 first half, compared to the same periods in the prior year, reflecting strong demand at our luxury hotels, offset by weaker demand at our select service hotels largely driven by softness in government travel and weaker business transient demand.
In our International regions, RevPAR grew 5.3 percent in the 2025 second quarter and 5.7 percent in the 2025 first half, compared to the same periods in the prior year, reflecting higher demand in APEC, EMEA, and CALA. In Greater China, RevPAR decreased 0.5 percent in the 2025 second quarter and 1.0 percent in the 2025 first half, reflecting soft macro-economic conditions and lower ADR.
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

System Growth and Pipeline
At the end of the 2025 second quarter, our system had 9,601 properties (1,735,819 rooms), compared to 9,361 properties (1,706,331 rooms) at year-end 2024 and 8,969 properties (1,658,659 rooms) at the end of the 2024 second quarter. In the 2025 first half, we added roughly 29,500 net rooms.
At the end of the 2025 second quarter, we had approximately 3,900 properties and over 590,000 rooms in our development pipeline, which included over 37,000 rooms approved for development but not yet under signed contracts. Our development pipeline included over 238,000 rooms, or 40 percent, that were under construction or in the process of converting to our system at the end of the 2025 second quarter. Over half of the rooms in our quarter-end development pipeline are located outside U.S. & Canada.
We currently expect full year 2025 net rooms growth to approach 5 percent, including the rooms associated with the citizenM brand acquisition discussed in Note 2, which are not reflected in the development pipeline discussed above.
Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	June 30, 2025	June 30, 2024	vs. June 30, 2024		June 30, 2025	June 30, 2024	vs. June 30, 2024
Managed	1,972	1,980	(8)	—%	566,838	568,501	(1,663)	—%
Franchised/Licensed/Other (1)	7,439	6,809	630	9%	1,138,838	1,062,749	76,089	7%
Owned/Leased	50	50	—	—%	14,206	13,110	1,096	8%
Residential	140	130	10	8%	15,937	14,299	1,638	11%
Total	9,601	8,969	632	7%	1,735,819	1,658,659	77,160	5%
(1)In addition to franchised, includes our timeshare properties, MGM Collection with Marriott Bonvoy, Design Hotels, and The Ritz-Carlton Yacht Collection.
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended June 30, 2025 and Change vs. Three Months Ended June 30, 2024
	RevPAR		Occupancy			Average Daily Rate
	2025	vs. 2024	2025	vs. 2024		2025	vs. 2024
Comparable Company-Operated Properties
U.S. & Canada	$195.25	1.6%	73.1%	(0.4)%	pts.	$267.04	2.2%
Europe	$266.53	3.3%	77.1%	2.5%	pts.	$345.92	(0.1)%
Middle East & Africa	$135.25	13.4%	68.8%	4.2%	pts.	$196.52	6.4%
Greater China	$80.06	(0.5)%	68.6%	0.5%	pts.	$116.78	(1.2)%
Asia Pacific excluding China	$122.60	7.5%	69.4%	0.9%	pts.	$176.58	6.1%
Caribbean & Latin America	$186.34	6.9%	65.0%	(2.1)%	pts.	$286.47	10.4%
International - All (1)	$126.06	5.5%	69.5%	1.3%	pts.	$181.50	3.5%
Worldwide (2)	$154.88	3.4%	71.0%	0.6%	pts.	$218.20	2.6%
Comparable Systemwide Properties
U.S. & Canada	$142.78	—%	73.9%	(0.9)%	pts.	$193.29	1.2%
Europe	$178.96	3.8%	75.3%	1.6%	pts.	$237.71	1.5%
Middle East & Africa	$125.23	14.0%	68.2%	3.8%	pts.	$183.59	7.6%
Greater China	$73.75	(0.5)%	66.9%	0.3%	pts.	$110.29	(0.9)%
Asia Pacific excluding China	$127.23	8.8%	70.5%	1.1%	pts.	$180.35	7.0%
Caribbean & Latin America	$121.22	3.0%	62.0%	(1.7)%	pts.	$195.51	5.8%
International - All (1)	$122.49	5.3%	69.0%	0.9%	pts.	$177.52	3.9%
Worldwide (2)	$136.00	1.5%	72.2%	(0.3)%	pts.	$188.25	1.9%

	Six Months Ended June 30, 2025 and Change vs. Six Months Ended June 30, 2024
	RevPAR		Occupancy			Average Daily Rate
	2025	vs. 2024	2025	vs. 2024		2025	vs. 2024
Comparable Company-Operated Properties
U.S. & Canada	$189.76	3.3%	70.2%	0.4%	pts.	$270.29	2.7%
Europe	$208.40	4.2%	69.7%	2.6%	pts.	$299.19	0.2%
Middle East & Africa	$141.06	8.6%	69.5%	2.3%	pts.	$203.09	5.0%
Greater China	$79.55	(1.2)%	66.6%	0.6%	pts.	$119.50	(2.1)%
Asia Pacific excluding China	$127.75	9.1%	70.4%	1.3%	pts.	$181.54	7.1%
Caribbean & Latin America	$215.47	9.3%	67.8%	0.2%	pts.	$317.70	9.0%
International - All (1)	$124.32	5.5%	68.5%	1.2%	pts.	$181.48	3.5%
Worldwide (2)	$151.61	4.3%	69.2%	0.9%	pts.	$219.04	3.0%
Comparable Systemwide Properties
U.S. & Canada	$133.45	1.6%	69.9%	(0.2)%	pts.	$190.83	1.9%
Europe	$141.66	5.0%	68.1%	2.4%	pts.	$208.14	1.3%
Middle East & Africa	$129.96	9.3%	68.6%	2.2%	pts.	$189.40	5.8%
Greater China	$73.19	(1.0)%	65.1%	0.5%	pts.	$112.36	(1.7)%
Asia Pacific excluding China	$129.68	9.8%	71.0%	1.6%	pts.	$182.57	7.3%
Caribbean & Latin America	$136.36	5.4%	63.6%	(0.8)%	pts.	$214.38	6.8%
International - All (1)	$117.35	5.7%	67.3%	1.2%	pts.	$174.37	3.8%
Worldwide (2)	$128.08	2.8%	69.1%	0.3%	pts.	$185.47	2.4%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2025 second quarter compared to the 2024 second quarter and for the 2025 first half compared to the 2024 first half. Also see the “Business Trends” section above for further discussion.
Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change 2025 vs. 2024		June 30, 2025	June 30, 2024	Change 2025 vs. 2024
Base management fees	$340	$330	$10	3%	$665	$643	$22	3%
Franchise fees	860	818	42	5%	1,606	1,506	100	7%
Incentive management fees	200	195	5	3%	404	404	—	—%
Gross fee revenues	1,400	1,343	57	4%	2,675	2,553	122	5%
Contract investment amortization	(29)	(27)	(2)	(7)%	(57)	(50)	(7)	(14)%
Net fee revenues	$1,371	$1,316	$55	4%	$2,618	$2,503	$115	5%
The increase in base management fees in the 2025 second quarter and 2025 first half primarily reflected higher RevPAR and rooms growth ($7 million and $12 million for the second quarter and first half, respectively).
The increase in franchise fees in the 2025 second quarter and 2025 first half primarily reflected rooms growth ($25 million and $43 million, respectively). Additionally, the increase in franchise fees in the 2025 first half reflected higher RevPAR and co-branded credit card fees ($20 million).
Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change 2025 vs. 2024		June 30, 2025	June 30, 2024	Change 2025 vs. 2024
Owned, leased, and other revenue	$441	$395	$46	12%	$802	$752	$50	7%
Owned, leased, and other - direct expenses	328	296	32	11%	624	582	42	7%
Owned, leased, and other, net	$113	$99	$14	14%	$178	$170	$8	5%

Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change 2025 vs. 2024		June 30, 2025	June 30, 2024	Change 2025 vs. 2024
Cost reimbursement revenue	$4,932	$4,728	$204	4%	$9,587	$9,161	$426	5%
Reimbursed expenses	4,874	4,645	229	5%	9,596	9,146	450	5%
Cost reimbursements, net	$58	$83	$(25)	(30)%	$(9)	$15	$(24)	(160)%
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
The decrease in cost reimbursements, net in the 2025 second quarter and 2025 first half primarily reflected higher expenses, net of revenues for many of our centralized programs and services and higher expenses related to our insurance program, partially offset by higher Loyalty Program revenues.
Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change 2025 vs. 2024		June 30, 2025	June 30, 2024	Change 2025 vs. 2024
Depreciation, amortization, and other	$53	$47	$6	13%	$104	$92	$12	13%
General, administrative, and other	245	248	(3)	(1)%	490	509	(19)	(4)%
Restructuring and merger-related charges	8	8	—	—%	9	16	(7)	(44)%
General, administrative, and other expenses decreased in the 2025 second quarter and 2025 first half primarily due to lower compensation costs.
Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change 2025 vs. 2024		June 30, 2025	June 30, 2024	Change 2025 vs. 2024
Gains and other income, net	$5	$4	$1	25%	$3	$8	$(5)	(63)%
Interest expense	(203)	(173)	(30)	(17)%	(395)	(336)	(59)	(18)%
Interest income	12	9	3	33%	21	19	2	11%
Equity in earnings	4	5	(1)	(20)%	5	5	—	—%
Interest expense increased in the 2025 second quarter and 2025 first half primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($36 million and $67 million, respectively).
Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change 2025 vs. 2024		June 30, 2025	June 30, 2024	Change 2025 vs. 2024
Provision for income taxes	$(291)	$(268)	$(23)	(9)%	$(390)	$(431)	$41	10%
Provision for income taxes increased in the 2025 second quarter primarily due to a shift in earnings to jurisdictions with higher tax rates ($21 million).
Provision for income taxes decreased in the 2025 first half primarily due to the current year release of tax reserves ($91 million), partially offset by a shift in earnings to jurisdictions with higher tax rates ($36 million).

BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2025 second quarter compared to the 2024 second quarter and for the 2025 first half compared to the 2024 first half. Also see the “Business Trends” section above for further discussion.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2025	June 30, 2024	Change 2025 vs. 2024		June 30, 2025	June 30, 2024	Change 2025 vs. 2024
U.S. & Canada
Segment net fee revenues	$779	$777	$2	—%	$1,468	$1,442	$26	2%
Segment profit	786	787	(1)	—%	1,430	1,412	18	1%
EMEA
Segment net fee revenues	164	150	14	9%	278	265	13	5%
Segment profit	157	153	4	3%	231	234	(3)	(1)%
Greater China
Segment net fee revenues	64	59	5	8%	124	124	—	—%
Segment profit	53	47	6	13%	98	98	—	—%
APEC
Segment net fee revenues	81	73	8	11%	178	159	19	12%
Segment profit	76	62	14	23%	156	134	22	16%

	Properties				Rooms
	June 30, 2025	June 30, 2024	vs. June 30, 2024		June 30, 2025	June 30, 2024	vs. June 30, 2024
U.S. & Canada	6,350	6,054	296	5%	1,056,775	1,025,351	31,424	3%
EMEA	1,353	1,176	177	15%	240,342	223,249	17,093	8%
Greater China	622	550	72	13%	177,777	164,400	13,377	8%
APEC	649	590	59	10%	145,904	134,636	11,268	8%
In the 2025 first half, segment net fee revenues grew in U.S. & Canada, EMEA, and APEC, compared to the same period in 2024, primarily driven by higher RevPAR and rooms growth (see the Lodging Statistics and Properties and Rooms tables above for more information).
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2025 second quarter, including the effect of interest rate swaps, our long-term debt had a weighted average interest rate of 4.5 percent, a weighted average maturity of approximately 5.6 years, and a ratio of fixed-rate to total long-term debt of 0.8 to 1.0.
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
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $692 million at June 30, 2025, an increase of $267 million from year-end 2024, primarily due to net cash provided by operating activities ($1,290 million), long-term debt issuances, net of repayments ($1,006 million), and net commercial paper issuances ($179 million), partially offset by share repurchases ($1,500 million), dividends paid ($357 million), capital and technology expenditures ($290 million), and financing outflows for employee stock-based compensation withholding taxes ($110 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2025 second quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $290 million in the 2025 first half and $234 million in the 2024 first half. We expect capital expenditures and other investments will total approximately $1,355 million to $1,455 million for the 2025 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities. This estimate includes $355 million of investment spending related to the citizenM brand acquisition discussed in Note 2, but excludes any additional potential property or brand acquisitions, which we cannot forecast with sufficient accuracy and which may be significant. Our anticipated capital and technology expenditures include higher than typical spending on our worldwide technology systems transformation, the overwhelming portion of which we expect to be reimbursed over time, and renovations of hotels in our owned and leased portfolio.
Share Repurchases and Dividends
We repurchased 2.8 million shares of our common stock for $0.7 billion in the 2025 second quarter. Year-to-date through July 30, 2025, we repurchased 6.4 million shares for $1.7 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2025 to date: (1) $0.63 per share declared on February 13, 2025 and paid on March 31, 2025 to stockholders of record on February 27, 2025; and (2) $0.67 per share declared on May 9, 2025 and paid on June 30, 2025 to stockholders of record on May 23, 2025.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2025 second quarter, other than with respect to our purchase of the citizenM brand discussed in Note 2, there have been no material changes to our cash requirements as disclosed in our 2024 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” of our 2024 Form 10-K for more information about our cash requirements. Also, see Note 7 for information on our long-term debt.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2025 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See the information under the “Litigation, Claims, and Government Investigations” caption in Note 6, which we incorporate here by reference. Within this section, we use a threshold of $1 million in disclosing material environmental proceedings involving a governmental authority, if any.
In the 2025 second quarter, we received a letter from the U.S. Environmental Protection Agency (the “EPA”) offering to engage in settlement discussions in relation to violations of the Clean Air Act that the EPA alleges occurred at a hotel we manage. We do not believe this matter will have a material adverse effect on our business, financial condition, results of operations, or cash flows.
From time to time, we are also subject to other legal proceedings and claims in the ordinary course of business, including adjustments proposed during governmental examinations of the various tax returns we file. While management presently believes that the ultimate outcome of these other proceedings, individually and in aggregate, will not materially harm our business, financial condition, cash flows, or overall trends in results of operations, legal proceedings are inherently uncertain, and unfavorable rulings could, individually or in aggregate, have a material adverse effect on our business, financial condition, operating results, or cash flows.
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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	1.1	$223.08	1.1	9.8
May 1, 2025 - May 31, 2025	0.8	$266.95	0.8	9.0
June 1, 2025 - June 30, 2025	0.9	$262.69	0.9	8.1
Total	2.8	$248.54	2.8
(1)On November 9, 2023, we announced that our Board of Directors increased our common stock repurchase authorization by 25 million shares. The share repurchase authorization has no expiration date. As of June 30, 2025, 8.1 million shares remained available for repurchase under Board approved authorizations. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2025 second quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

*10.1	Form of Non-Employee Director Deferred Share Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (May 2025).	Filed with this report.

*10.2	Form of Non-Employee Director Deferred Fee Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (May 2025).	Filed with this report.

*10.3	Form of Non-Employee Director Stock Appreciation Right Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (May 2025).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*    Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
August 5, 2025

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)