Form 10-Q
period 2025-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2025-11-04
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 268,351,795 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 27, 2025.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
REVENUES
Base management fees	$314	$312	$979	$955
Franchise fees	876	812	2,482	2,318
Incentive management fees	148	159	552	563
Gross fee revenues	1,338	1,283	4,013	3,836
Contract investment amortization	(29)	(26)	(86)	(76)
Net fee revenues	1,309	1,257	3,927	3,760
Owned, leased, and other revenue	420	381	1,222	1,133
Cost reimbursement revenue	4,760	4,617	14,347	13,778
	6,489	6,255	19,496	18,671
OPERATING COSTS AND EXPENSES
Owned, leased, and other - direct	326	300	950	882
Depreciation, amortization, and other	50	45	154	137
General, administrative, and other	234	276	724	785
Restructuring and merger-related (recoveries) charges, and other	(40)	9	(31)	25
Reimbursed expenses	4,739	4,681	14,335	13,827
	5,309	5,311	16,132	15,656
OPERATING INCOME	1,180	944	3,364	3,015
Gains and other income, net	3	7	6	15
Interest expense	(206)	(179)	(601)	(515)
Interest income	12	11	33	30
Equity in earnings	5	3	10	8
INCOME BEFORE INCOME TAXES	994	786	2,812	2,553
Provision for income taxes	(266)	(202)	(656)	(633)
NET INCOME	$728	$584	$2,156	$1,920
EARNINGS PER SHARE
Earnings per share – basic	$2.68	$2.08	$7.86	$6.71
Earnings per share – diluted	$2.67	$2.07	$7.84	$6.69
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$728	$584	$2,156	$1,920
Other comprehensive income (loss)
Foreign currency translation adjustments	(6)	209	414	(62)
Other adjustments, net of tax	7	(18)	(24)	(5)
Total other comprehensive income (loss), net of tax	1	191	390	(67)
Comprehensive income	$729	$775	$2,546	$1,853
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and equivalents	$678	$396
Accounts and notes receivable, net	3,101	2,795
Prepaid expenses and other	332	294
	4,111	3,485
Property and equipment, net	1,917	1,833
Intangible assets
Brands	6,188	5,770
Contract acquisition costs and other	4,015	3,718
Goodwill	8,886	8,731
	19,089	18,219
Equity method investments	298	298
Notes receivable, net	153	136
Deferred tax assets	571	650
Operating lease assets	947	845
Other noncurrent assets	747	716
	$27,833	$26,182
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$1,557	$1,309
Accounts payable	759	763
Accrued payroll and benefits	1,323	1,449
Liability for guest loyalty program	3,550	3,487
Accrued expenses and other	1,609	1,641
	8,798	8,649
Long-term debt	14,442	13,138
Liability for guest loyalty program	4,270	4,032
Deferred tax liabilities	117	81
Deferred revenue	1,158	1,103
Operating lease liabilities	887	794
Other noncurrent liabilities	1,280	1,377
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,291	6,179
Retained earnings	18,148	16,531
Treasury stock, at cost	(26,890)	(24,644)
Accumulated other comprehensive loss	(673)	(1,063)
	(3,119)	(2,992)
	$27,833	$26,182
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net income	$2,156	$1,920
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other (including depreciation and amortization classified in reimbursed expenses) (2)	422	363
Stock-based compensation	171	173
Income taxes	(136)	(96)
Liability for guest loyalty program	301	365
Contract acquisition costs	(301)	(256)
Restructuring and merger-related (recoveries) charges, and other	(66)	24
Working capital changes	(345)	(162)
Other	181	100
Net cash provided by operating activities	2,383	2,431
INVESTING ACTIVITIES
Capital and technology expenditures	(432)	(408)
Asset acquisition	(349)	—
Dispositions	9	4
Loan advances	(31)	(10)
Loan collections	16	10
Other	12	15
Net cash used in investing activities	(775)	(389)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(960)	(648)
Issuance of long-term debt	3,436	2,948
Repayment of long-term debt	(957)	(556)
Issuance of Class A Common Stock	92	73
Dividends paid	(539)	(506)
Purchase of treasury stock	(2,300)	(3,176)
Stock-based compensation withholding taxes	(111)	(127)
Net cash used in financing activities	(1,339)	(1,992)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	269	50
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	425	366
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$694	$416
(1)The 2025 amounts include beginning restricted cash of $29 million at December 31, 2024, and ending restricted cash of $16 million at September 30, 2025, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
(2)The 2024 first three quarters reflect the reclassification of $150 million of depreciation and amortization classified in reimbursed expenses from the “Other” caption within operating activities to the “Depreciation, amortization, and other” caption of our Statements of Cash Flows to conform to our current presentation.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2025 and December 31, 2024, the results of our operations for the three and nine months ended September 30, 2025 and September 30, 2024, and cash flows for the nine months ended September 30, 2025 and September 30, 2024. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements.
New Accounting Standards Not Yet Adopted
Accounting Standards Update (“ASU”) 2025-06 - “Targeted Improvements to the Accounting for Internal-Use Software” (Topic 350). ASU 2025-06 eliminates references to software development project stages and revises the criteria that must be met to begin capitalizing internal-use software costs. The standard permits entities to adopt the guidance using a prospective, retrospective, or modified transition approach and becomes effective for us beginning January 1, 2028, with early adoption permitted. We are currently assessing the potential impact that ASU 2025-06 will have on our financial statements and disclosures.

NOTE 2. ACQUISITION
In the 2025 second quarter, we announced that we reached an agreement with citizenM Holding BV and certain of its affiliates (the “seller”) to acquire the citizenM brand and related intellectual property for $355 million, and we completed the acquisition in the 2025 third quarter. In addition, we may pay earn-out payments to the seller up to $110 million, based on the future growth of the brand over a specified, multi-year timeframe. Earn-out payments would not begin until the fourth year following closing of the transaction. As of September 30, 2025, the citizenM portfolio included 37 open select-service hotels (8,789 rooms), which we expect to integrate into our system and platforms in the 2025 fourth quarter. We accounted for the transaction as an asset acquisition and allocated the cost of the acquisition, including direct and incremental transaction costs, on a relative fair value basis, to an indefinite-lived brand asset of approximately $289 million and contract assets, with a weighted-average term of 20 years, totaling $60 million.
NOTE 3. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Computation of Basic Earnings Per Share
Net income	$728	$584	$2,156	$1,920
Shares for basic earnings per share	271.8	281.5	274.3	285.9
Basic earnings per share	$2.68	$2.08	$7.86	$6.71
Computation of Diluted Earnings Per Share
Net income	$728	$584	$2,156	$1,920
Shares for basic earnings per share	271.8	281.5	274.3	285.9
Effect of dilutive securities
Stock-based compensation	0.7	0.9	0.7	1.0
Shares for diluted earnings per share	272.5	282.4	275.0	286.9
Diluted earnings per share	$2.67	$2.07	$7.84	$6.69
NOTE 4. STOCK-BASED COMPENSATION
We granted 0.7 million restricted stock units (“RSUs”) during the 2025 first three quarters to certain officers and employees, and those units vest generally over four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2025 first three quarters to certain executives, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2027 adjusted EBITDA performance and relative total stockholder return over the 2025 to 2027 performance period. RSUs, including PSUs, granted in the 2025 first three quarters had a weighted average grant-date fair value of $273 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $50 million in the 2025 third quarter, $54 million in the 2024 third quarter, $142 million in the 2025 first three quarters, and $148 million in the 2024 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $219 million at September 30, 2025 and $173 million at December 31, 2024.
NOTE 5. INCOME TAXES
Our effective tax rate increased to 26.8 percent for the 2025 third quarter compared to 25.7 percent for the 2024 third quarter, primarily due to a shift in earnings to jurisdictions with higher tax rates.
Our effective tax rate decreased to 23.3 percent for the 2025 first three quarters compared to 24.8 percent for the 2024 first three quarters, primarily due to the current year release of tax reserves, partially offset by a shift in earnings to jurisdictions with higher tax rates.

Our unrecognized tax benefit balance decreased by $65 million to $118 million at September 30, 2025 from $183 million at December 31, 2024, primarily due to the lapse of the statute of limitations on certain tax positions. Our unrecognized tax benefit balance included $108 million at September 30, 2025 and $171 million at December 31, 2024 of tax positions that, if recognized, would impact our effective tax rate. It is reasonably possible that within the next 12 months we will reach resolution of income tax examinations in one or more jurisdictions. The actual amount of any change to our unrecognized tax benefits could vary depending on the timing and nature of the settlement. Therefore, an estimate of the change cannot be provided.
We paid cash for income taxes, net of refunds, of $792 million in the 2025 first three quarters and $729 million in the 2024 first three quarters.
NOTE 6. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at September 30, 2025 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$62	$6
Operating profit	120	73
Other	21	4
	$203	$83
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in the cases that remain pending, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The active U.S. cases are consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). On June 3, 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the District Court’s certification of a class of consumer plaintiffs, holding that a class-action waiver signed by putative class members was enforceable. We expect to engage in mediation with the consumer plaintiffs in the 2025 fourth quarter. The Canadian cases have effectively been consolidated into a single case in the province of Ontario. We dispute the allegations in these lawsuits and are vigorously defending against such claims.

In the 2025 third quarter, we reached a settlement in the case brought by the City of Chicago (which was consolidated in the MDL proceeding). The settlement amount is not material to our Financial Statements.
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
Insurance Recoveries
During the 2025 third quarter, we recorded insurance recoveries for costs incurred related to the Data Security Incident, which are not material to our Financial Statements. We recognize insurance recoveries when they are probable of receipt and present them in our Income Statements in the same caption as the related expense, up to the amount of total expense incurred in prior and current periods. Insurance recoveries related to the Data Security Incident recorded in the 2025 third quarter are presented in the “Restructuring and merger-related (recoveries) charges, and other” caption of our Income Statements.
Other Legal Proceedings
We have been and are currently party to other legal proceedings involving claims that we infringe the intellectual property rights of others. At this time, we do not expect these proceedings to have a material impact on the Company’s business, financial condition, results of operations, or cash flows.

NOTE 7. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of September 30, 2025 and year-end 2024:

($ in millions)	Interest Rate	Effective Interest Rate	Face Amount	Balance as of September 30, 2025	Balance as of December 31, 2024
Senior Notes:
Series P Notes, matured October 1, 2025	3.8%	4.0%	$350	$350	$349
Series R Notes, maturing June 15, 2026	3.1%	3.3%	750	749	749
Series V Notes, matured March 15, 2025	3.8%	2.8%	318	—	319
Series W Notes, maturing October 1, 2034	4.5%	4.1%	278	287	287
Series X Notes, maturing April 15, 2028	4.0%	4.2%	450	448	447
Series AA Notes, maturing December 1, 2028	4.7%	4.8%	300	299	298
Series EE Notes, matured May 1, 2025	5.8%	6.0%	600	—	599
Series FF Notes, maturing June 15, 2030	4.6%	4.8%	1,000	992	991
Series GG Notes, maturing October 15, 2032	3.5%	3.7%	1,000	990	989
Series HH Notes, maturing April 15, 2031	2.9%	3.0%	1,100	1,093	1,093
Series II Notes, maturing October 15, 2033	2.8%	2.8%	700	695	695
Series JJ Notes, maturing October 15, 2027	5.0%	5.4%	1,000	993	990
Series KK Notes, maturing April 15, 2029	4.9%	5.3%	800	790	788
Series LL Notes, maturing September 15, 2026	5.5%	5.9%	450	448	447
Series MM Notes, maturing October 15, 2028	5.6%	5.9%	700	694	693
Series NN Notes, maturing May 15, 2029	4.9%	5.3%	500	493	491
Series OO Notes, maturing May 15, 2034	5.3%	5.6%	1,000	981	980
Series PP Notes, maturing March 15, 2030	4.8%	5.0%	500	495	495
Series QQ Notes, maturing March 15, 2035	5.4%	5.5%	1,000	987	986
Series RR Notes, maturing April 15, 2032	5.1%	5.4%	500	493	—
Series SS Notes, maturing April 15, 2037	5.5%	5.7%	1,500	1,483	—
Series TT Notes, maturing July 15, 2027	4.2%	4.5%	400	398	—
Series UU Notes, maturing October 15, 2031	4.5%	4.9%	500	491	—
Series VV Notes, maturing October 15, 2035	5.3%	5.5%	600	592	—
Commercial paper				618	1,582
Credit Facility				—	—
Finance lease obligations				117	124
Other				23	55
				$15,999	$14,447
Less current portion				(1,557)	(1,309)
				$14,442	$13,138
We paid cash for interest, net of amounts capitalized, of $403 million in the 2025 first three quarters and $350 million in the 2024 first three quarters.
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
In August 2025, we issued $400 million aggregate principal amount of 4.200 percent Series TT Notes due July 15, 2027 (the “Series TT Notes”), $500 million aggregate principal amount of 4.500 percent Series UU Notes due October 15, 2031 (the “Series UU Notes”), and $600 million aggregate principal amount of 5.250 percent Series VV

Notes due October 15, 2035 (the “Series VV Notes”). We will pay interest on the Series TT Notes in January and July of each year, commencing in January 2026. We will pay interest on the Series UU Notes and Series VV Notes in April and October of each year, commencing in April 2026. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting $500 million of the Series VV Notes into floating rate debt with a variable interest rate of SOFR plus approximately 1.44 percent. Net proceeds from the offering of the Series TT Notes, Series UU Notes, and Series VV Notes were approximately $1.477 billion, after deducting the underwriting discount and expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
In February 2025, we issued $500 million aggregate principal amount of 5.100 percent Series RR Notes due April 15, 2032 (the “Series RR Notes”) and $1.5 billion aggregate principal amount of 5.500 percent Series SS Notes due April 15, 2037 (the “Series SS Notes”). We pay interest on the Series RR Notes and Series SS Notes in April and October of each year. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting $700 million of the Series SS Notes into floating rate debt with a variable interest rate of SOFR plus approximately 1.49 percent. Net proceeds from the offering of the Series RR Notes and Series SS Notes were approximately $1.960 billion, after deducting the underwriting discount and expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS
We believe that the fair values of our current assets and current liabilities approximate their reported carrying amounts. We present the carrying amounts and the fair values of noncurrent financial assets and liabilities that qualify as financial instruments in the following table:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Notes receivable	$153	$151	$136	$133
Total noncurrent financial assets	$153	$151	$136	$133

Senior Notes	$(13,694)	$(13,772)	$(11,419)	$(11,083)
Commercial paper	(618)	(618)	(1,582)	(1,582)
Total noncurrent financial liabilities	$(14,312)	$(14,390)	$(13,001)	$(12,665)
See Note 12. Fair Value of Financial Instruments and the “Fair Value Measurements” caption of Note 2. Summary of Significant Accounting Policies of our 2024 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2025 first three quarters and 2024 first three quarters:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2024	$(1,091)	$28	$(1,063)
Other comprehensive income (loss) (1)	414	(24)	390
Balance at September 30, 2025	$(677)	$4	$(673)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2023	$(654)	$7	$(647)
Other comprehensive loss (1)	(62)	(5)	(67)
Balance at September 30, 2024	$(716)	$2	$(714)
(1)Other comprehensive income (loss) includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in losses of $72 million for the 2025 first three quarters and $2 million for the 2024 first three quarters.
The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2025 first three quarters and 2024 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
276.7	Balance at year-end 2024	$(2,992)	$5	$6,179	$16,531	$(24,644)	$(1,063)
—	Net income	665	—	—	665	—	—
—	Other comprehensive income	101	—	—	—	—	101
—	Dividends ($0.63 per share)	(174)	—	—	(174)	—	—
1.1	Stock-based compensation plans	(13)	—	(44)	—	31	—
(2.8)	Purchase of treasury stock	(755)	—	—	—	(755)	—
275.0	Balance at March 31, 2025	$(3,168)	$5	$6,135	$17,022	$(25,368)	$(962)
—	Net income	763	—	—	763	—	—
—	Other comprehensive income	288	—	—	—	—	288
—	Dividends ($0.67 per share)	(183)	—	—	(183)	—	—
(0.1)	Stock-based compensation plans	58	—	58	—	—	—
(2.8)	Purchase of treasury stock	(722)	—	—	—	(722)	—
272.1	Balance at June 30, 2025	$(2,964)	$5	$6,193	$17,602	$(26,090)	$(674)
—	Net income	728	—	—	728	—	—
—	Other comprehensive income	1	—	—	—	—	1
—	Dividends ($0.67 per share)	(182)	—	—	(182)	—	—
0.3	Stock-based compensation plans	105	—	98	—	7	—
(3.0)	Purchase of treasury stock	(807)	—	—	—	(807)	—
269.4	Balance at September 30, 2025	$(3,119)	$5	$6,291	$18,148	$(26,890)	$(673)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
290.5	Balance at year-end 2023	$(682)	$5	$6,051	$14,838	$(20,929)	$(647)
—	Net income	564	—	—	564	—	—
—	Other comprehensive loss	(147)	—	—	—	—	(147)
—	Dividends ($0.52 per share)	(151)	—	—	(151)	—	—
1.3	Stock-based compensation plans	(36)	—	(73)	—	37	—
(4.8)	Purchase of treasury stock	(1,164)	—	—	—	(1,164)	—
287.0	Balance at March 31, 2024	$(1,616)	$5	$5,978	$15,251	$(22,056)	$(794)
—	Net income	772	—	—	772	—	—
—	Other comprehensive loss	(111)	—	—	—	—	(111)
—	Dividends ($0.63 per share)	(179)	—	—	(179)	—	—
—	Stock-based compensation plans	53	—	52	—	1	—
(4.1)	Purchase of treasury stock	(1,010)	—	—	—	(1,010)	—
282.9	Balance at June 30, 2024	$(2,091)	$5	$6,030	$15,844	$(23,065)	$(905)
—	Net income	584	—	—	584	—	—
—	Other comprehensive income	191	—	—	—	—	191
—	Dividends ($0.63 per share)	(177)	—	—	(177)	—	—
0.2	Stock-based compensation plans	101	—	95	—	6	—
(4.5)	Purchase of treasury stock	(1,029)	—	—	—	(1,029)	—
278.6	Balance at September 30, 2024	$(2,421)	$5	$6,125	$16,251	$(24,088)	$(714)
NOTE 10. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $301 million, to $7,820 million at September 30, 2025, from $7,519 million at December 31, 2024, primarily reflecting points earned by members. The increase was partially offset by $2,589 million of revenue recognized in the 2025 first three quarters, that was deferred as of December 31, 2024.
Our allowance for credit losses was $221 million at September 30, 2025 and $199 million at December 31, 2024.
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
Our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), evaluates the performance of our operating segments using “segment profits,” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general, administrative, and other expenses, or restructuring and merger-related recoveries/charges, and other expenses. We assign gains and losses, equity in earnings or losses, and direct general, administrative, and other expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and timeshare licensing agreements), revenues and expenses for our Loyalty Program, general, administrative, and other expenses, restructuring and merger-related recoveries/charges, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments, as well as results of our CALA operating segment.
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

Segment Revenues, Expenses, and Profits
The following tables present our revenues (disaggregated by segment and major revenue stream), segment expenses, and segment profits for the 2025 third quarter, 2024 third quarter, 2025 first three quarters, and 2024 first three quarters:

	Three Months Ended September 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$740	$172	$64	$86
Contract investment amortization	(19)	(5)	(1)	(1)
Net fee revenues	721	167	63	85
Owned, leased, and other revenue	130	161	4	32
Cost reimbursement revenue	3,890	285	75	130
Total reportable segment revenue	4,741	613	142	247
Less:
Owned, leased, and other - direct	96	132	5	32
Depreciation, amortization, and other	23	9	5	2
General, administrative, and other	40	32	15	19
Reimbursed expenses	3,903	284	74	131
Other segment items (primarily non-operating income and expenses)	(1)	(2)	(1)	—
Total reportable segment profit	$680	$158	$44	$63

	Three Months Ended September 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$747	$153	$62	$82
Contract investment amortization	(19)	(3)	—	(2)
Net fee revenues	728	150	62	80
Owned, leased, and other revenue	95	169	5	30
Cost reimbursement revenue	3,773	316	75	120
Total reportable segment revenue	4,596	635	142	230
Less:
Owned, leased, and other - direct	82	132	3	27
Depreciation, amortization, and other	21	9	2	2
General, administrative, and other	59	25	14	15
Reimbursed expenses	3,820	317	76	120
Other segment items (primarily non-operating income and expenses)	(3)	—	1	—
Total reportable segment profit	$617	$152	$46	$66

	Nine Months Ended September 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$2,249	$458	$188	$267
Contract investment amortization	(60)	(13)	(1)	(4)
Net fee revenues	2,189	445	187	263
Owned, leased, and other revenue	390	439	21	110
Cost reimbursement revenue	11,822	898	222	393
Total reportable segment revenue	14,401	1,782	430	766
Less:
Owned, leased, and other - direct	292	373	13	93
Depreciation, amortization, and other	77	28	10	6
General, administrative, and other	120	99	46	53
Reimbursed expenses	11,806	895	221	394
Other segment items (primarily non-operating income and expenses)	(4)	(2)	(2)	1
Total reportable segment profit	$2,110	$389	$142	$219

	Nine Months Ended September 30, 2024
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$2,227	$425	$186	$243
Contract investment amortization	(57)	(10)	—	(4)
Net fee revenues	2,170	415	186	239
Owned, leased, and other revenue	314	444	18	98
Cost reimbursement revenue	11,367	916	226	359
Total reportable segment revenue	13,851	1,775	430	696
Less:
Owned, leased, and other - direct	240	369	10	84
Depreciation, amortization, and other	63	28	7	6
General, administrative, and other	145	80	41	47
Reimbursed expenses	11,379	915	228	361
Other segment items (primarily non-operating income and expenses)	(5)	(3)	—	(2)
Total reportable segment profit	$2,029	$386	$144	$200
The following table presents reconciliations of our total reportable segment revenue and profit to consolidated revenue and income before income taxes for the 2025 third quarter, 2024 third quarter, 2025 first three quarters, and 2024 first three quarters:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Reconciliation of revenue
Total reportable segment revenue	$5,743	$5,603	$17,379	$16,752
Unallocated corporate and other	746	652	2,117	1,919
Consolidated revenue	$6,489	$6,255	$19,496	$18,671

Reconciliation of income before income taxes
Total reportable segment profit	$945	$881	$2,860	$2,759
Unallocated corporate and other	243	73	520	279
Interest expense, net of interest income	(194)	(168)	(568)	(485)
Consolidated income before income taxes	$994	$786	$2,812	$2,553
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to our development pipeline; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; our expectations regarding certain claims, legal proceedings, settlements or resolutions; our expectations regarding additional payments to citizenM Holding BV and certain of its affiliates and the integration of the citizenM hotels into our system and platforms; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
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
Business Trends
In the 2025 third quarter, worldwide RevPAR increased 0.5 percent, driven by ADR growth of 0.9 percent. In the 2025 first three quarters, worldwide RevPAR increased 2.0 percent, driven by ADR growth of 1.9 percent.
In the U.S. & Canada, RevPAR decreased 0.4 percent in the 2025 third quarter and increased 0.9 percent in the 2025 first three quarters, reflecting strong demand at our luxury hotels, offset by weaker business transient demand at our select service hotels largely driven by softness in government travel. The RevPAR decrease in the 2025 third quarter was also driven by weaker group demand.
In our International regions, RevPAR grew 2.6 percent in the 2025 third quarter and 4.6 percent in the 2025 first three quarters, reflecting higher demand in APEC, EMEA, and CALA. In Greater China, RevPAR was unchanged in the 2025 third quarter and decreased 0.6 percent in the 2025 first three quarters, reflecting soft macro-economic conditions.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already recorded; however, we do not believe this incident will impact our long-term financial health. See Note 6 for additional information related to legal proceedings, investigations, and insurance recoveries related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2025 third quarter, our system had 9,721 properties (1,753,722 rooms), compared to 9,361 properties (1,706,331 rooms) at year-end 2024 and 9,068 properties (1,674,600 rooms) at the end of the 2024 third quarter. In the 2025 first three quarters, we added roughly 47,400 net rooms.
At the end of the 2025 third quarter, we had approximately 3,900 properties and over 596,000 rooms in our development pipeline, which included nearly 36,000 rooms approved for development but not yet under signed contracts. Our development pipeline included over 250,000 rooms, or 42 percent, that were under construction or in the process of converting to our system at the end of the 2025 third quarter. Over half of the rooms in our quarter-end development pipeline are located outside U.S. & Canada.
We currently expect full year 2025 net rooms growth to approach 5 percent, including the rooms associated with the citizenM brand acquisition discussed in Note 2, which are not reflected in the property and room count or development pipeline discussed above.

Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	September 30, 2025	September 30, 2024	vs. September 30, 2024		September 30, 2025	September 30, 2024	vs. September 30, 2024
Managed	1,961	1,999	(38)	(2)%	565,482	572,731	(7,249)	(1)%
Franchised/Licensed/Other (1)	7,569	6,888	681	10%	1,158,003	1,074,361	83,642	8%
Owned/Leased	50	50	—	—%	14,206	13,108	1,098	8%
Residential	141	131	10	8%	16,031	14,400	1,631	11%
Total	9,721	9,068	653	7%	1,753,722	1,674,600	79,122	5%
(1)In addition to franchised, includes our timeshare properties, MGM Collection with Marriott Bonvoy, Design Hotels, and The Ritz-Carlton Yacht Collection.
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended September 30, 2025 and Change vs. Three Months Ended September 30, 2024
	RevPAR		Occupancy			Average Daily Rate
	2025	vs. 2024	2025	vs. 2024		2025	vs. 2024
Comparable Company-Operated Properties
U.S. & Canada	$176.99	0.2%	69.7%	(1.4)%	pts.	$253.84	2.1%
Europe	$302.51	2.1%	79.1%	1.9%	pts.	$382.64	(0.3)%
Middle East & Africa	$102.91	7.5%	66.1%	1.9%	pts.	$155.59	4.4%
Greater China	$83.97	0.1%	71.2%	0.6%	pts.	$117.92	(0.8)%
Asia Pacific excluding China	$121.91	3.8%	71.4%	0.7%	pts.	$170.66	2.9%
Caribbean & Latin America	$150.77	2.5%	63.0%	(0.3)%	pts.	$239.19	2.9%
International - All (1)	$122.90	2.8%	70.6%	0.9%	pts.	$174.00	1.5%
Worldwide (2)	$145.14	1.5%	70.3%	—%	pts.	$206.57	1.5%
Comparable Systemwide Properties
U.S. & Canada	$135.85	(0.4)%	72.2%	(0.8)%	pts.	$188.25	0.8%
Europe	$201.98	0.8%	77.2%	0.4%	pts.	$261.49	0.3%
Middle East & Africa	$98.47	8.7%	66.5%	1.9%	pts.	$147.98	5.5%
Greater China	$77.24	—%	69.3%	0.3%	pts.	$111.50	(0.4)%
Asia Pacific excluding China	$126.71	4.7%	72.8%	1.2%	pts.	$174.00	3.0%
Caribbean & Latin America	$106.99	2.8%	61.5%	0.7%	pts.	$173.92	1.6%
International - All (1)	$122.66	2.6%	70.3%	0.8%	pts.	$174.44	1.4%
Worldwide (2)	$131.43	0.5%	71.5%	(0.3)%	pts.	$183.71	0.9%

	Nine Months Ended September 30, 2025 and Change vs. Nine Months Ended September 30, 2024
	RevPAR		Occupancy			Average Daily Rate
	2025	vs. 2024	2025	vs. 2024		2025	vs. 2024
Comparable Company-Operated Properties
U.S. & Canada	$184.92	2.3%	70.0%	(0.2)%	pts.	$264.26	2.6%
Europe	$241.03	3.4%	72.8%	2.4%	pts.	$331.09	—%
Middle East & Africa	$127.78	8.3%	68.3%	2.1%	pts.	$187.07	4.9%
Greater China	$81.34	(0.7)%	68.2%	0.6%	pts.	$119.32	(1.6)%
Asia Pacific excluding China	$125.44	7.4%	70.7%	1.1%	pts.	$177.39	5.8%
Caribbean & Latin America	$193.67	7.4%	66.2%	—%	pts.	$292.51	7.4%
International - All (1)	$123.77	4.6%	69.2%	1.1%	pts.	$178.81	2.9%
Worldwide (2)	$148.94	3.4%	69.5%	0.6%	pts.	$214.22	2.5%
Comparable Systemwide Properties
U.S. & Canada	$134.04	0.9%	70.7%	(0.4)%	pts.	$189.65	1.5%
Europe	$162.54	3.4%	71.2%	1.8%	pts.	$228.21	0.7%
Middle East & Africa	$118.80	9.1%	67.9%	2.1%	pts.	$175.01	5.8%
Greater China	$74.94	(0.6)%	66.7%	0.4%	pts.	$112.42	(1.3)%
Asia Pacific excluding China	$128.43	8.1%	71.6%	1.4%	pts.	$179.30	5.9%
Caribbean & Latin America	$128.14	4.6%	63.2%	(0.3)%	pts.	$202.74	5.1%
International - All (1)	$119.35	4.6%	68.4%	1.1%	pts.	$174.48	3.0%
Worldwide (2)	$129.13	2.0%	69.9%	0.1%	pts.	$184.69	1.9%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2025 third quarter compared to the 2024 third quarter and for the 2025 first three quarters compared to the 2024 first three quarters. Also see the “Business Trends” section above for further discussion.
Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change 2025 vs. 2024		September 30, 2025	September 30, 2024	Change 2025 vs. 2024
Base management fees	$314	$312	$2	1%	$979	$955	$24	3%
Franchise fees	876	812	64	8%	2,482	2,318	164	7%
Incentive management fees	148	159	(11)	(7)%	552	563	(11)	(2)%
Gross fee revenues	1,338	1,283	55	4%	4,013	3,836	177	5%
Contract investment amortization	(29)	(26)	(3)	(12)%	(86)	(76)	(10)	(13)%
Net fee revenues	$1,309	$1,257	$52	4%	$3,927	$3,760	$167	4%
The increase in base management fees in the 2025 first three quarters primarily reflected higher RevPAR and rooms growth ($18 million).
The increase in franchise fees in the 2025 third quarter and 2025 first three quarters primarily reflected rooms growth ($25 million and $69 million, respectively) and higher co-branded credit card and other brand-related fees ($34 million and $85 million, respectively).

Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change 2025 vs. 2024		September 30, 2025	September 30, 2024	Change 2025 vs. 2024
Owned, leased, and other revenue	$420	$381	$39	10%	$1,222	$1,133	$89	8%
Owned, leased, and other - direct expenses	326	300	26	9%	950	882	68	8%
Owned, leased, and other, net	$94	$81	$13	16%	$272	$251	$21	8%
Owned, leased, and other revenue, net of direct expenses, increased in the 2025 third quarter and 2025 first three quarters primarily due to the inclusion of results from the Sheraton Grand Chicago hotel, which was acquired in the fourth quarter of the prior year.
Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change 2025 vs. 2024		September 30, 2025	September 30, 2024	Change 2025 vs. 2024
Cost reimbursement revenue	$4,760	$4,617	$143	3%	$14,347	$13,778	$569	4%
Reimbursed expenses	4,739	4,681	58	1%	14,335	13,827	508	4%
Cost reimbursements, net	$21	$(64)	$85	133%	$12	$(49)	$61	124%
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
The increase in cost reimbursements, net in the 2025 third quarter and 2025 first three quarters primarily reflected lower expenses related to our insurance program and higher Loyalty Program revenues, partially offset by higher expenses, net of revenues for many of our centralized programs and services.
Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change 2025 vs. 2024		September 30, 2025	September 30, 2024	Change 2025 vs. 2024
Depreciation, amortization, and other	$50	$45	$5	11%	$154	$137	$17	12%
General, administrative, and other	234	276	(42)	(15)%	724	785	(61)	(8)%
Restructuring and merger-related (recoveries) charges, and other	(40)	9	(49)	(544)%	(31)	25	(56)	(224)%
General, administrative, and other expenses decreased in the 2025 third quarter primarily due to lower guarantee reserves ($22 million). General, administrative, and other expenses decreased in the 2025 first three quarters primarily due to lower compensation costs ($32 million) and lower guarantee reserves ($21 million).
Restructuring and merger-related (recoveries) charges, and other expenses changed in the 2025 third quarter and 2025 first three quarters primarily due to insurance recoveries related to the Data Security Incident discussed in Note 6.

Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change 2025 vs. 2024		September 30, 2025	September 30, 2024	Change 2025 vs. 2024
Gains and other income, net	$3	$7	$(4)	(57)%	$6	$15	$(9)	(60)%
Interest expense	(206)	(179)	(27)	(15)%	(601)	(515)	(86)	(17)%
Interest income	12	11	1	9%	33	30	3	10%
Equity in earnings	5	3	2	67%	10	8	2	25%
Interest expense increased in the 2025 third quarter and 2025 first three quarters primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($32 million and $100 million, respectively).
Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change 2025 vs. 2024		September 30, 2025	September 30, 2024	Change 2025 vs. 2024
Provision for income taxes	$(266)	$(202)	$(64)	(32)%	$(656)	$(633)	$(23)	(4)%
Provision for income taxes increased in the 2025 third quarter primarily due to higher pre-tax income ($54 million).
Provision for income taxes increased in the 2025 first three quarters primarily due to higher pre-tax income ($67 million) and a shift in earnings to jurisdictions with higher tax rates ($41 million), partially offset by the current year release of tax reserves ($91 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2025 third quarter compared to the 2024 third quarter and for the 2025 first three quarters compared to the 2024 first three quarters. Also see the “Business Trends” section above for further discussion.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2025	September 30, 2024	Change 2025 vs. 2024		September 30, 2025	September 30, 2024	Change 2025 vs. 2024
U.S. & Canada
Segment net fee revenues	$721	$728	$(7)	(1)%	$2,189	$2,170	$19	1%
Segment profit	680	617	63	10%	2,110	2,029	81	4%
EMEA
Segment net fee revenues	167	150	17	11%	445	415	30	7%
Segment profit	158	152	6	4%	389	386	3	1%
Greater China
Segment net fee revenues	63	62	1	2%	187	186	1	1%
Segment profit	44	46	(2)	(4)%	142	144	(2)	(1)%
APEC
Segment net fee revenues	85	80	5	6%	263	239	24	10%
Segment profit	63	66	(3)	(5)%	219	200	19	10%

	Properties				Rooms
	September 30, 2025	September 30, 2024	vs. September 30, 2024		September 30, 2025	September 30, 2024	vs. September 30, 2024
U.S. & Canada	6,383	6,090	293	5%	1,060,795	1,030,074	30,721	3%
EMEA	1,390	1,198	192	16%	244,588	226,447	18,141	8%
Greater China	663	572	91	16%	184,614	168,692	15,922	9%
APEC	659	606	53	9%	148,079	137,568	10,511	8%

In the 2025 first three quarters, segment net fee revenues grew in the U.S. & Canada, EMEA, and APEC, compared to 2024, primarily due to rooms growth and higher RevPAR (see the Lodging Statistics and Properties and Rooms tables above for more information).
Additionally, U.S. & Canada segment profits in the 2025 third quarter and 2025 first three quarters compared to the same periods in 2024 reflected higher cost reimbursement revenue, net of reimbursed expenses ($34 million and $28 million, respectively), higher owned, leased, and other revenue, net of direct expenses ($21 million and $24 million, respectively), and lower general, administrative, and other expenses ($19 million and $25 million, respectively). Owned, leased, and other revenue, net of direct expenses increased primarily due to the inclusion of results from the Sheraton Grand Chicago hotel, which was acquired in the fourth quarter of the prior year. General, administrative, and other expenses decreased primarily due to lower guarantee reserves.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2025 third quarter, including the effect of interest rate swaps, our total long-term debt (current and noncurrent) had a weighted average interest rate of 4.6 percent, a weighted average maturity of approximately 5.6 years, and a ratio of fixed-rate to total long-term debt of 0.9 to 1.0.
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
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $694 million at September 30, 2025, an increase of $269 million from year-end 2024, primarily due to long-term debt issuances, net of repayments ($2,479 million), net cash provided by operating activities ($2,383 million), and issuances of common stock for our employee stock purchase plan ($92 million), partially offset by share repurchases ($2,300 million), net commercial paper repayments ($960 million), dividends paid ($539 million), capital and technology expenditures ($432 million), the citizenM asset acquisition ($349 million), and financing outflows for employee stock-based compensation withholding taxes ($111 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2025 third quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $432 million in the 2025 first three quarters and $408 million in the 2024 first three quarters. We expect capital expenditures and other investments will total approximately $1,450 million for the 2025 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities. This estimate includes $349 million of investment spending related to the citizenM brand acquisition discussed in Note 2, but excludes any additional potential property or brand acquisitions, which we cannot forecast with sufficient accuracy and which may be significant. Our anticipated capital and technology expenditures include higher than typical spending on our worldwide technology systems transformation, the overwhelming portion of which we expect to be reimbursed over time, and renovations of hotels in our owned and leased portfolio.
Share Repurchases and Dividends
We repurchased 3.0 million shares of our common stock for $0.8 billion in the 2025 third quarter. Year-to-date through October 30, 2025, we repurchased 9.7 million shares for $2.6 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2025 to date: (1) $0.63 per share declared on February 13, 2025 and paid on March 31, 2025 to stockholders of record on February 27, 2025; (2) $0.67 per share declared on May 9, 2025 and paid on June 30, 2025 to stockholders of record on May 23, 2025; and (3) $0.67 per share declared on August 7, 2025 and paid on September 30, 2025 to stockholders of record on August 21, 2025.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2025 third quarter, other than with respect to potential earn-out payments related to our purchase of the citizenM brand discussed in Note 2, there have been no material changes to our cash requirements as disclosed in our 2024 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2024 Form 10-K for more information about our cash requirements. Also, see Note 7 for information on our long-term debt.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2025 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025	0.7	$276.48	0.7	7.4
August 1, 2025 - August 31, 2025	1.1	$266.28	1.1	31.3
September 1, 2025 - September 30, 2025	1.2	$264.78	1.2	30.1
Total	3.0	$268.18	3.0
(1)Our Board of Directors has authorized a share repurchase program. On November 9, 2023, we announced that the Board had increased the common stock repurchase authorization under the program by 25 million shares and, on August 7, 2025, we announced that the Board had further increased the authorization by an additional 25 million shares. These authorizations have no expiration date. As of September 30, 2025, 30.1 million shares remained available for repurchase under the program. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2025 third quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
November 4, 2025

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)