Form 10-Q
period 2026-03-31
MARRIOTT INTERNATIONAL INC /MD/
filed 2026-05-06
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 263,688,623 shares of Class A Common Stock, par value $0.01 per share, outstanding at April 29, 2026.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
REVENUES
Franchise fees	$872	$746
Base management fees	339	325
Incentive management fees	222	204
Gross fee revenues	1,433	1,275
Contract investment amortization	(35)	(28)
Net fee revenues	1,398	1,247
Owned, leased, and other revenue	412	361
Cost reimbursement revenue	4,844	4,655
	6,654	6,263
OPERATING COSTS AND EXPENSES
Owned, leased, and other expense (1)	377	332
Depreciation, amortization, and other	54	51
General and administrative (1)	219	209
Restructuring and merger-related charges, and other	4	1
Reimbursed expenses	4,936	4,722
	5,590	5,315
OPERATING INCOME	1,064	948
Gains (losses) and other income, net	3	(2)
Interest expense	(214)	(192)
Interest income	10	9
Equity in (losses) earnings	(5)	1
INCOME BEFORE INCOME TAXES	858	764
Provision for income taxes	(210)	(99)
NET INCOME	$648	$665
EARNINGS PER SHARE
Earnings per share – basic	$2.44	$2.40
Earnings per share – diluted	$2.43	$2.39
(1)The 2025 first quarter reflects the reclassification of $36 million of other expenses previously reported under the “General, administrative, and other” caption to the “Owned, leased, and other expense” caption of our Income Statements to conform to our current presentation.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$648	$665
Other comprehensive (loss) income
Foreign currency translation adjustments	(81)	112
Other adjustments, net of tax	8	(11)
Total other comprehensive (loss) income, net of tax	(73)	101
Comprehensive income	$575	$766
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and equivalents	$454	$358
Accounts and notes receivable, net	3,090	2,909
Prepaid expenses and other	370	317
	3,914	3,584
Property and equipment, net	1,962	1,954
Intangible assets
Brands	6,176	6,207
Contract acquisition costs and other	4,189	4,129
Goodwill	8,873	8,907
	19,238	19,243
Equity method investments	304	298
Notes receivable, net	151	151
Deferred tax assets	549	570
Operating lease assets	940	941
Other noncurrent assets	799	799
	$27,857	$27,540
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$1,210	$1,209
Accounts payable	763	814
Accrued payroll and benefits	1,256	1,438
Liability for guest loyalty program	3,517	3,497
Accrued expenses and other	1,770	1,440
	8,516	8,398
Long-term debt	15,320	14,995
Liability for guest loyalty program	4,681	4,495
Deferred tax liabilities	90	79
Deferred revenue	1,219	1,200
Operating lease liabilities	876	879
Other noncurrent liabilities	1,247	1,265
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,311	6,352
Retained earnings	18,884	18,414
Treasury stock, at cost	(28,577)	(27,900)
Accumulated other comprehensive loss	(715)	(642)
	(4,092)	(3,771)
	$27,857	$27,540
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES
Net income	$648	$665
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other (including depreciation and amortization classified in reimbursed expenses)	162	136
Stock-based compensation	57	52
Income taxes	95	26
Liability for guest loyalty program	206	183
Contract acquisition costs	(109)	(131)
Restructuring and merger-related charges, and other	2	(19)
Working capital changes	(363)	(325)
Other	160	60
Net cash provided by operating activities	858	647
INVESTING ACTIVITIES
Capital and technology expenditures	(130)	(135)
Dispositions	2	—
Loan advances	(13)	(12)
Loan collections	3	5
Other	(11)	(1)
Net cash used in investing activities	(149)	(143)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(1,085)	(1,002)
Issuance of long-term debt	1,425	1,960
Repayment of long-term debt	(3)	(352)
Issuance of Class A Common Stock	53	45
Dividends paid	(178)	(174)
Purchase of treasury stock	(700)	(751)
Stock-based compensation withholding taxes	(124)	(109)
Net cash used in financing activities	(612)	(383)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	97	121
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	371	425
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$468	$546
(1)The 2026 amounts include beginning restricted cash of $13 million at December 31, 2025, and ending restricted cash of $14 million at March 31, 2026, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PRESENTATION
The condensed consolidated financial statements present the results of operations, financial position, and cash flows of Marriott International, Inc. and its consolidated subsidiaries (referred to in this report as “we,” “us,” “Marriott,” or the “Company”). In order to make this report easier to read, we also refer throughout to (1) our Condensed Consolidated Financial Statements as our “Financial Statements,” (2) our Condensed Consolidated Statements of Income as our “Income Statements,” (3) our Condensed Consolidated Balance Sheets as our “Balance Sheets,” (4) our Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” (5) our properties, brands, or markets in the United States and Canada as “U.S. & Canada,” and (6) our properties, brands, or markets in our Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America regions, as “International.” References throughout to numbered “Notes” refer to these Notes to Condensed Consolidated Financial Statements, unless otherwise stated. In addition, we use the term “hotel owners” throughout this report to refer, collectively, to owners of hotels and other lodging offerings operating in our system pursuant to franchise agreements, management agreements, license agreements, or similar arrangements, and we use the term “hotels in our system” to refer to hotels and other lodging offerings operating in our system pursuant to such arrangements, as well as hotels that we own or lease. The terms “hotel owners” and “hotels in our system” exclude Homes & Villas by Marriott BonvoySM (which we also exclude from our property and room count), timeshare, residential, and The Ritz-Carlton Yacht Collection®.
These Financial Statements have not been audited. We have condensed or omitted certain information and disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Financial Statements in this report should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”). Certain terms not otherwise defined in this Form 10-Q have the meanings specified in our 2025 Form 10-K.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of March 31, 2026 and December 31, 2025 and the results of our operations and cash flows for the three months ended March 31, 2026 and March 31, 2025. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements and reclassified certain prior period amounts to conform to our current period presentation.
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

NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended
(in millions, except per share amounts)	March 31, 2026	March 31, 2025
Computation of Basic Earnings Per Share
Net income	$648	$665
Shares for basic earnings per share	266.1	276.9
Basic earnings per share	$2.44	$2.40
Computation of Diluted Earnings Per Share
Net income	$648	$665
Shares for basic earnings per share	266.1	276.9
Effect of dilutive securities
Stock-based compensation	0.7	0.8
Shares for diluted earnings per share	266.8	277.7
Diluted earnings per share	$2.43	$2.39
NOTE 3. STOCK-BASED COMPENSATION
We granted 0.5 million restricted stock units (“RSUs”) during the 2026 first quarter to certain executives and other employees, and those units vest generally over three or four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2026 first quarter to certain executives and other senior-level employees, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2028 adjusted EBITDA performance and relative total stockholder return over the 2026 to 2028 performance period. RSUs, including PSUs, granted in the 2026 first quarter had a weighted average grant-date fair value of $346 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $46 million in the 2026 first quarter and $43 million in the 2025 first quarter. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $332 million at March 31, 2026.
NOTE 4. INCOME TAXES
Our effective tax rate increased to 24.5 percent for the 2026 first quarter compared to 13.0 percent for the 2025 first quarter, primarily due to the prior year release of tax reserves.
We paid cash for income taxes, net of refunds, of $115 million in the 2026 first quarter and $73 million in the 2025 first quarter.

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor at March 31, 2026 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$62	$6
Operating profit	140	83
Other	21	6
	$223	$95
Our maximum potential guarantees listed in the preceding table include $70 million of operating profit guarantees that will not be in effect until the underlying properties open and we begin to operate the properties or certain other events occur.
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in these cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The U.S. cases were consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). In 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the District Court’s certification of a class of consumer plaintiffs for the second time, and some plaintiffs subsequently filed lawsuits in New York state court on an individual basis, alleging violations of New York statutory law and seeking monetary damages, attorneys’ fees, and other related relief. We are progressing in our mediation discussions with the U.S. consumer plaintiffs, and we believe it is probable that we will incur losses in relation to these cases. As of March 31, 2026, we have recorded an accrual for an estimated loss contingency related to these matters, which is not material to our Financial Statements. The Canadian cases remain pending. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
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
NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of March 31, 2026 and year-end 2025:

($ in millions)	Interest Rate	Effective Interest Rate	Face Amount	Balance as of March 31, 2026	Balance as of December 31, 2025
Senior Notes (in order of maturity):
Series R Notes, maturing June 15, 2026	3.1%	3.3%	$750	$750	$749
Series LL Notes, maturing September 15, 2026	5.5%	5.9%	450	449	449
Series TT Notes, maturing July 15, 2027	4.2%	4.5%	400	398	398
Series JJ Notes, maturing October 15, 2027	5.0%	5.4%	1,000	994	994
Series X Notes, maturing April 15, 2028	4.0%	4.2%	450	448	448
Series MM Notes, maturing October 15, 2028	5.6%	5.9%	700	695	694
Series AA Notes, maturing December 1, 2028	4.7%	4.8%	300	299	299
Series KK Notes, maturing April 15, 2029	4.9%	5.3%	800	791	790
Series NN Notes, maturing May 15, 2029	4.9%	5.3%	500	494	493
Series PP Notes, maturing March 15, 2030	4.8%	5.0%	500	496	496
Series FF Notes, maturing June 15, 2030	4.6%	4.8%	1,000	993	992
Series HH Notes, maturing April 15, 2031	2.9%	3.0%	1,100	1,094	1,094
Series UU Notes, maturing October 15, 2031	4.5%	4.9%	500	491	491
Series RR Notes, maturing April 15, 2032	5.1%	5.4%	500	493	493
Series GG Notes, maturing October 15, 2032	3.5%	3.7%	1,000	991	990
Series WW Notes, maturing May 1, 2033	4.5%	4.8%	600	590	—
Series II Notes, maturing October 15, 2033	2.8%	2.8%	700	695	695
Series OO Notes, maturing May 15, 2034	5.3%	5.6%	1,000	982	982
Series W Notes, maturing October 1, 2034	4.5%	4.1%	278	286	287
Series QQ Notes, maturing March 15, 2035	5.4%	5.5%	1,000	987	987
Series VV Notes, maturing October 15, 2035	5.3%	5.5%	600	586	588
Series SS Notes, maturing April 15, 2037	5.5%	5.7%	1,500	1,473	1,475
Series XX Notes, maturing May 1, 2038	5.1%	5.3%	850	825	—
Commercial paper				90	1,177
Credit Facility				—	—
Finance lease obligations				117	120
Other				23	23
				$16,530	$16,204
Less current portion				(1,210)	(1,209)
				$15,320	$14,995
We paid cash for interest, net of amounts capitalized, of $77 million in the 2026 first quarter and $87 million in the 2025 first quarter.
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
In February 2026, we issued $600 million aggregate principal amount of 4.500 percent Series WW Notes due May 1, 2033 (the “Series WW Notes”) and $850 million aggregate principal amount of 5.100 percent Series XX Notes due May 1, 2038 (the “Series XX Notes”). We will pay interest on the Series WW Notes and Series XX Notes in May and November of each year, commencing in November 2026. In connection with the offering, we entered into interest rate swap agreements, which have the economic effect of converting $350 million of the Series XX Notes into floating rate debt with a variable interest rate of SOFR plus approximately 1.33 percent, and an additional $150 million of the Series XX Notes into floating rate debt with a variable interest rate of SOFR plus approximately 1.35 percent. Net proceeds from the offering of the Series WW Notes and Series XX Notes were approximately $1.425 billion, after deducting the underwriting discount and expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As of March 31, 2026 and year-end 2025, the fair value of our noncurrent Senior Notes was $15,005 million (carrying amount of $15,101 million) and $13,836 million (carrying amount of $13,686 million), respectively. The carrying amount of our commercial paper borrowings approximates fair value due to their short maturity and because they bear interest at a market rate. See the “Fair Value Measurements” caption of Note 2 and Note 12 of our 2025 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 7. PLANNED DISPOSITION
In the 2026 second quarter, a U.S. & Canada hotel met the accounting criteria to be designated as an asset held for sale. We determined that the carrying amount of the hotel exceeded its fair value less costs to sell, based on a purchase and sale agreement with a third-party buyer. Consequently, we expect to record an impairment charge of approximately $65 million to $70 million in the “Depreciation, amortization, and other” caption of our Income Statements in the 2026 second quarter. We expect to sell the hotel later in the 2026 second quarter, and we expect to continue to operate the hotel under a long-term management agreement.
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2026 first quarter and 2025 first quarter:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2025	$(649)	$7	$(642)
Other comprehensive (loss) income(1)	(81)	8	(73)
Balance at March 31, 2026	$(730)	$15	$(715)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance at year-end 2024	$(1,091)	$28	$(1,063)
Other comprehensive income (loss) (1)	112	(11)	101
Balance at March 31, 2025	$(979)	$17	$(962)
(1)Other comprehensive (loss) income includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $17 million for the 2026 first quarter and losses of $19 million for the 2025 first quarter.

The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2026 first quarter and 2025 first quarter:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
265.9	Balance at year-end 2025	$(3,771)	$5	$6,352	$18,414	$(27,900)	$(642)
—	Net income	648	—	—	648	—	—
—	Other comprehensive loss	(73)	—	—	—	—	(73)
—	Dividends ($0.67 per share)	(178)	—	—	(178)	—	—
0.9	Stock-based compensation plans	(14)	—	(41)	—	27	—
(2.1)	Purchase of treasury stock	(704)	—	—	—	(704)	—
264.7	Balance at March 31, 2026	$(4,092)	$5	$6,311	$18,884	$(28,577)	$(715)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
276.7	Balance at year-end 2024	$(2,992)	$5	$6,179	$16,531	$(24,644)	$(1,063)
—	Net income	665	—	—	665	—	—
—	Other comprehensive income	101	—	—	—	—	101
—	Dividends ($0.63 per share)	(174)	—	—	(174)	—	—
1.1	Stock-based compensation plans	(13)	—	(44)	—	31	—
(2.8)	Purchase of treasury stock	(755)	—	—	—	(755)	—
275.0	Balance at March 31, 2025	$(3,168)	$5	$6,135	$17,022	$(25,368)	$(962)
NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $206 million, to $8,198 million at March 31, 2026, from $7,992 million at December 31, 2025, primarily reflecting points earned by members. The increase was partially offset by $870 million of revenue recognized in the 2026 first quarter, that was deferred as of December 31, 2025.
Our allowance for credit losses was $213 million at March 31, 2026 and $212 million at December 31, 2025.
NOTE 10. BUSINESS SEGMENTS
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
Our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), evaluates the performance of our operating segments using “segment profits,” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general and administrative expenses, or restructuring and merger-related charges, and other expenses. We assign gains and losses, equity in earnings or losses, and direct general and administrative expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and timeshare licensing agreements), revenues and expenses for our Loyalty Program, indirect general and administrative expenses, restructuring and merger-related charges, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments, as well as results of our CALA operating segment.
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

Segment Revenues, Expenses, and Profits
The following tables present our revenues (disaggregated by segment and major revenue stream), segment expenses, and segment profits for the 2026 first quarter and 2025 first quarter:

	Three Months Ended March 31, 2026
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$773	$132	$69	$104
Contract investment amortization	(21)	(5)	(1)	(2)
Net fee revenues	752	127	68	102
Owned, leased, and other revenue	140	116	8	39
Cost reimbursement revenue	4,063	264	76	146
Total reportable segment revenue	4,955	507	152	287
Less:
Owned, leased, and other expense	121	120	10	41
Depreciation, amortization, and other	24	10	3	2
General and administrative	30	27	12	16
Reimbursed expenses	4,134	279	84	155
Other segment items (primarily non-operating income and expenses)	—	(1)	(2)	2
Total reportable segment profit	$646	$72	$45	$71

	Three Months Ended March 31, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$709	$118	$60	$98
Contract investment amortization	(20)	(4)	—	(1)
Net fee revenues	689	114	60	97
Owned, leased, and other revenue	120	114	7	35
Cost reimbursement revenue	3,889	286	69	131
Total reportable segment revenue	4,698	514	136	263
Less:
Owned, leased, and other expense	110	115	8	32
Depreciation, amortization, and other	27	10	2	2
General and administrative	30	25	12	14
Reimbursed expenses	3,888	288	70	133
Other segment items (primarily non-operating income and expenses)	(1)	2	(1)	2
Total reportable segment profit	$644	$74	$45	$80
The following table presents reconciliations of our total reportable segment revenue and profit to consolidated revenue and income before income taxes for the 2026 first quarter and 2025 first quarter:

	Three Months Ended
(in millions)	March 31, 2026	March 31, 2025
Reconciliation of revenue
Total reportable segment revenue	$5,901	$5,611
Unallocated corporate and other	753	652
Consolidated revenue	$6,654	$6,263

Reconciliation of income before income taxes
Total reportable segment profit	$834	$843
Unallocated corporate and other	228	104
Interest expense, net of interest income	(204)	(183)
Consolidated income before income taxes	$858	$764

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to our development pipeline; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; our expectations regarding certain claims, legal proceedings, settlements or resolutions; our planned hotel sale; our anticipated investment in Lefay; our expectations about the conflict in the Middle East; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
We caution you that these statements are not guarantees of future performance and are subject to numerous evolving risks and uncertainties that we may not be able to accurately predict or assess, including the risks and uncertainties we describe in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“2025 Form 10-K”); Part II, Item 1A of this report; and other factors we describe from time to time in our periodic filings with the SEC.
BUSINESS AND OVERVIEW
Overview
We are a worldwide franchisor, operator, and licensor of hotel, residential, timeshare, and other lodging properties under a broad portfolio of compelling brands at different price and service points. We discuss our operations in the following reportable business segments: (1) U.S. & Canada, (2) Europe, Middle East & Africa (“EMEA”), (3) Greater China, and (4) Asia Pacific excluding China (“APEC”). Our Caribbean & Latin America (“CALA”) operating segment does not meet the applicable accounting criteria for separate disclosure as a reportable business segment, and as such, we include its results in “Unallocated corporate and other.”
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
We define our comparable properties as hotels in our system that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2025 for the current period) and have not, in either the current or previous year: (1) undergone significant room or public space renovations or expansions, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption. Our comparable properties also exclude MGM Collection with Marriott Bonvoy, Design Hotels, The Ritz-Carlton Yacht Collection, residences, timeshare, and all-inclusive properties.
Business Trends
In the 2026 first quarter, worldwide RevPAR increased 4.2 percent, driven by ADR growth of 3.1 percent and occupancy improvement of 0.7 percentage points.
In the U.S. & Canada, RevPAR increased 4.0 percent in the 2026 first quarter, reflecting strong demand across all brand tiers, led by luxury.
In our International regions, RevPAR increased 4.6 percent in the 2026 first quarter, reflecting higher demand in most countries across our APEC, Europe, Greater China, and CALA regions. Beginning in March 2026, and continuing into the 2026 second quarter, conflict in the Middle East resulted in a sharp decline in RevPAR in our Middle East & Africa region and negatively impacted demand in certain countries in our APEC region. The continued operational and financial impact on our business depends on the duration and extent of travel disruption resulting from the conflict.
Starwood Data Security Incident
On November 30, 2018, we announced a data security incident involving unauthorized access to the Starwood reservations database (the “Data Security Incident”). We are currently unable to reasonably estimate the range of total possible financial impact to the Company from the Data Security Incident in excess of the expenses already recorded; however, we do not believe this incident will impact our long-term financial health. See Note 5 for additional information related to legal proceedings and investigations related to the Data Security Incident.
System Growth and Pipeline
At the end of the 2026 first quarter, our system had 9,926 properties (1,795,808 rooms), compared to 9,805 properties (1,779,936 rooms) at year-end 2025 and 9,463 properties (1,718,542 rooms) at the end of the 2025 first quarter. In the 2026 first quarter, we added roughly 15,900 net rooms.
At the end of the 2026 first quarter, we had over 4,100 properties and nearly 618,000 rooms in our development pipeline, which included nearly 34,000 rooms approved for development but not yet under signed contracts. At the end of the 2026 first quarter, our development pipeline included over 268,000 rooms, or 43 percent, that were under construction, including hotels that are in the process of converting to our system. Over half of the rooms in our quarter-end development pipeline were located outside U.S. & Canada.
We currently expect full year 2026 net rooms growth of approximately 4.5 to 5.0 percent.

Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	March 31, 2026	March 31, 2025	vs. March 31, 2025		March 31, 2026	March 31, 2025	vs. March 31, 2025
Franchised/Licensed/Other (1)	7,781	7,293	488	7%	1,204,223	1,120,634	83,589	7%
Managed	1,948	1,981	(33)	(2)%	560,658	567,896	(7,238)	(1)%
Owned/Leased	51	51	—	—%	14,406	14,312	94	1%
Residential	146	138	8	6%	16,521	15,700	821	5%
Total	9,926	9,463	463	5%	1,795,808	1,718,542	77,266	4%
(1)Licensed and other properties include our timeshare properties, MGM Collection with Marriott Bonvoy, Design Hotels, and The Ritz-Carlton Yacht Collection.
Lodging Statistics
The following table presents RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended March 31, 2026 and Change vs. Three Months Ended March 31, 2025
	RevPAR		Occupancy			Average Daily Rate
	2026	vs. 2025	2026	vs. 2025		2026	vs. 2025
Comparable Company-Operated Properties
U.S. & Canada	$197.07	4.6%	67.6%	0.4%	pts.	$291.48	3.9%
Europe	$174.01	7.0%	61.2%	(0.6)%	pts.	$284.35	8.0%
Middle East & Africa	$138.45	(2.3)%	62.3%	(6.3)%	pts.	$222.36	7.5%
Greater China	$79.23	6.1%	65.1%	1.2%	pts.	$121.63	4.1%
Asia Pacific excluding China	$136.26	7.6%	71.3%	2.5%	pts.	$191.17	3.8%
Caribbean & Latin America	$255.61	(0.7)%	69.0%	(0.1)%	pts.	$370.60	(0.5)%
International - All (1)	$126.47	4.1%	66.3%	0.1%	pts.	$190.69	4.1%
Worldwide (2)	$155.02	4.4%	66.8%	0.2%	pts.	$231.93	4.0%
Comparable Systemwide Properties
U.S. & Canada	$128.80	4.0%	66.3%	0.7%	pts.	$194.15	3.0%
Europe	$118.31	6.6%	61.2%	1.5%	pts.	$193.41	4.0%
Middle East & Africa	$128.54	(1.9)%	61.6%	(5.4)%	pts.	$208.78	6.7%
Greater China	$70.68	5.7%	63.1%	1.1%	pts.	$111.99	3.9%
Asia Pacific excluding China	$130.93	7.3%	70.2%	2.2%	pts.	$186.60	3.9%
Caribbean & Latin America	$139.29	2.0%	63.0%	1.4%	pts.	$221.24	(0.3)%
International - All (1)	$112.01	4.6%	64.1%	0.7%	pts.	$174.73	3.5%
Worldwide (2)	$123.09	4.2%	65.6%	0.7%	pts.	$187.70	3.1%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2026 first quarter compared to the 2025 first quarter. Also see the “Business Trends” section above for further discussion.

Fee Revenues

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change 2026 vs. 2025
Franchise fees	$872	$746	$126	17%
Base management fees	339	325	14	4%
Incentive management fees	222	204	18	9%
Gross fee revenues	1,433	1,275	158	12%
Contract investment amortization	(35)	(28)	(7)	(25)%
Net fee revenues	$1,398	$1,247	$151	12%
The increase in franchise fees in the 2026 first quarter primarily reflected higher co-branded credit card fees ($60 million) as well as higher revenue related to our franchised properties due to higher RevPAR, rooms growth ($23 million), and other items.
Owned, Leased, and Other

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change 2026 vs. 2025
Owned, leased, and other revenue	$412	$361	$51	14%
Owned, leased, and other expense	377	332	45	14%
Owned, leased, and other revenue, net of owned, leased, and other expense	$35	$29	$6	21%
Cost Reimbursements

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change 2026 vs. 2025
Cost reimbursement revenue	$4,844	$4,655	$189	4%
Reimbursed expenses	4,936	4,722	214	5%
Cost reimbursements, net	$(92)	$(67)	$(25)	(37)%
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
The decrease in cost reimbursements, net in the 2026 first quarter primarily reflected higher expenses, net of revenues for many of our centralized programs and services, partially offset by lower Loyalty Program expenses.
Other Operating Expenses

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change 2026 vs. 2025
Depreciation, amortization, and other	$54	$51	$3	6%
General and administrative	219	209	10	5%
Restructuring and merger-related charges, and other	4	1	3	300%

Non-Operating Income (Expense)

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change 2026 vs. 2025
Gains (losses) and other income, net	$3	$(2)	$5	250%
Interest expense	(214)	(192)	(22)	(11)%
Interest income	10	9	1	11%
Equity in (losses) earnings	(5)	1	(6)	(600)%
Interest expense increased in the 2026 first quarter primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($28 million).
Income Taxes

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change 2026 vs. 2025
Provision for income taxes	$(210)	$(99)	$(111)	(112)%
Provision for income taxes increased in the 2026 first quarter primarily due to the prior year release of tax reserves ($86 million) and higher pre-tax income ($26 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2026 first quarter compared to the 2025 first quarter. Also see the “Business Trends” section above for further discussion.

	Three Months Ended
($ in millions)	March 31, 2026	March 31, 2025	Change 2026 vs. 2025
U.S. & Canada
Segment net fee revenues	$752	$689	$63	9%
Segment profit	646	644	2	—%
EMEA
Segment net fee revenues	127	114	13	11%
Segment profit	72	74	(2)	(3)%
Greater China
Segment net fee revenues	68	60	8	13%
Segment profit	45	45	—	—%
APEC
Segment net fee revenues	102	97	5	5%
Segment profit	71	80	(9)	(11)%

	Properties				Rooms
	March 31, 2026	March 31, 2025	vs. March 31, 2025		March 31, 2026	March 31, 2025	vs. March 31, 2025
U.S. & Canada	6,422	6,280	142	2%	1,073,530	1,048,111	25,419	2%
EMEA	1,398	1,320	78	6%	253,460	236,698	16,762	7%
Greater China	709	606	103	17%	193,186	175,114	18,072	10%
APEC	748	637	111	17%	158,648	144,447	14,201	10%
In the 2026 first quarter, segment net fee revenues grew in the U.S. & Canada, compared to the same period in 2025, primarily due to higher RevPAR and rooms growth (see the Lodging Statistics and Properties and Rooms tables above for more information).

Additionally, U.S. & Canada segment profits in the 2026 first quarter compared to the same period in 2025 reflected lower cost reimbursement revenue, net of reimbursed expenses ($72 million).
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2026 first quarter, including the effect of interest rate swaps, our total long-term debt (current and noncurrent) had a weighted average interest rate of 4.6 percent, a weighted average maturity of approximately 5.8 years, and a ratio of fixed-rate to total long-term debt of 0.9 to 1.0.
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
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $468 million at March 31, 2026, an increase of $97 million from year-end 2025, primarily due to long-term debt issuances, net of repayments ($1,422 million) and net cash provided by operating activities ($858 million), partially offset by net commercial paper repayments ($1,085 million), share repurchases ($700 million), dividends paid ($178 million), capital and technology expenditures ($130 million), and financing outflows for employee stock-based compensation withholding taxes ($124 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2026 first quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.

Capital Expenditures and Other Investments
We made capital and technology expenditures of $130 million in the 2026 first quarter and $135 million in the 2025 first quarter. We expect capital expenditures and other investments will total approximately $1,050 million to $1,150 million for the 2026 full year, including capital and technology expenditures, loan advances, contract acquisition costs, and other investing activities (including our planned investment in Lefay, which we assume will occur later this year), but excluding any potential property or brand acquisitions, which we cannot forecast with sufficient accuracy and which may be significant. Our anticipated capital and technology expenditures include higher than typical spending on our worldwide technology systems transformation, the overwhelming portion of which we expect to be reimbursed over time, and renovations of hotels in our owned and leased portfolio.
Share Repurchases and Dividends
We repurchased 2.1 million shares of our common stock for $0.7 billion in the 2026 first quarter. Year-to-date through April 29, 2026, we repurchased 3.1 million shares for $1.1 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
On February 12, 2026, our Board of Directors declared a quarterly cash dividend of $0.67 per share, which was paid on March 31, 2026 to stockholders of record on February 26, 2026.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2026 first quarter, there have been no material changes to our cash requirements as disclosed in our 2025 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. We have discussed those policies and estimates that we believe are critical and require the use of complex judgment in their application in our 2025 Form 10-K. We have made no material changes to our critical accounting policies or the methodologies or assumptions that we apply under them.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk has not materially changed since December 31, 2025. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Form 10-K for more information on our exposure to market risk.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2026 first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
We are subject to various risks that make an investment in our securities risky. You should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our 2025 Form 10-K. There are no material changes to the risk factors discussed in our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Unregistered Sales of Equity Securities
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	0.9	$319.08	0.9	25.7
February 1, 2026 - February 28, 2026	0.7	344.10	0.7	25.0
March 1, 2026 - March 31, 2026	0.5	324.80	0.5	24.5
Total	2.1	328.37	2.1
(1)Our Board of Directors has authorized a share repurchase program. On November 9, 2023, we announced that the Board had increased the common stock repurchase authorization under the program by 25 million shares, and on August 7, 2025, we announced that the Board had further increased the authorization by an additional 25 million shares. These authorizations have no expiration date. As of March 31, 2026, 24.5 million shares remained available for repurchase under the program. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2026 first quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

*10.1	Form of Stock Appreciation Rights Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2026).	Filed with this report.

*10.2	Form of Performance Share Unit Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2026).	Filed with this report.

*10.3	Form of Restricted Stock Unit Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (February 2026).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*    Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
May 6, 2026

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)