Form 10-Q
period 2026-06-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2026-08-03
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 260,766,288 shares of Class A Common Stock, par value $0.01 per share, outstanding at July 27, 2026.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
REVENUES
Franchise fees	$1,023	$860	$1,895	$1,606
Base management fees	343	340	682	665
Incentive management fees	212	200	434	404
Gross fee revenues	1,578	1,400	3,011	2,675
Contract investment amortization	(31)	(29)	(66)	(57)
Net fee revenues	1,547	1,371	2,945	2,618
Owned, leased, and other revenue	466	441	878	802
Cost reimbursement revenue	5,058	4,932	9,902	9,587
	7,071	6,744	13,725	13,007
OPERATING COSTS AND EXPENSES
Owned, leased, and other expense (1)	417	363	794	695
Depreciation, amortization, and other	115	53	169	104
General and administrative (1)	220	210	439	419
Restructuring and merger-related (recoveries) charges, and other	(10)	8	(6)	9
Reimbursed expenses	5,100	4,874	10,036	9,596
	5,842	5,508	11,432	10,823
OPERATING INCOME	1,229	1,236	2,293	2,184
Gains and other income, net	11	5	14	3
Interest expense	(221)	(203)	(435)	(395)
Interest income	20	12	30	21
Equity in earnings	5	4	—	5
INCOME BEFORE INCOME TAXES	1,044	1,054	1,902	1,818
Provision for income taxes	(278)	(291)	(488)	(390)
NET INCOME	$766	$763	$1,414	$1,428
EARNINGS PER SHARE
Earnings per share – basic	$2.90	$2.78	$5.34	$5.18
Earnings per share – diluted	$2.90	$2.78	$5.32	$5.17
(1)The 2025 second quarter and 2025 first half reflect the reclassification of $35 million and $71 million, respectively, of other expenses previously reported under the “General, administrative, and other” caption to the “Owned, leased, and other expense” caption of our Income Statements to conform to our current presentation.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$766	$763	$1,414	$1,428
Other comprehensive income (loss)
Foreign currency translation adjustments	27	308	(54)	420
Other adjustments, net of tax	3	(20)	11	(31)
Total other comprehensive income (loss), net of tax	30	288	(43)	389
Comprehensive income	$796	$1,051	$1,371	$1,817
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and equivalents	$462	$358
Accounts and notes receivable, net	3,338	2,909
Prepaid expenses and other	426	317
	4,226	3,584
Property and equipment, net	1,837	1,954
Intangible assets
Brands	6,182	6,207
Contract acquisition costs and other	4,283	4,129
Goodwill	8,876	8,907
	19,341	19,243
Equity method investments	340	298
Notes receivable, net	62	151
Deferred tax assets	524	570
Operating lease assets	922	941
Other noncurrent assets	833	799
	$28,085	$27,540
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$460	$1,209
Accounts payable	819	814
Accrued payroll and benefits	1,300	1,438
Liability for guest loyalty program	3,680	3,497
Accrued expenses and other	1,645	1,440
	7,904	8,398
Long-term debt	16,455	14,995
Liability for guest loyalty program	4,764	4,495
Deferred tax liabilities	99	79
Deferred revenue	1,287	1,200
Operating lease liabilities	859	879
Other noncurrent liabilities	1,242	1,265
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,374	6,352
Retained earnings	19,458	18,414
Treasury stock, at cost	(29,677)	(27,900)
Accumulated other comprehensive loss	(685)	(642)
	(4,525)	(3,771)
	$28,085	$27,540
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net income	$1,414	$1,428
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other (including depreciation and amortization classified in reimbursed expenses)	384	279
Stock-based compensation	123	110
Income taxes	138	(145)
Liability for guest loyalty program	339	256
Contract acquisition costs	(251)	(213)
Restructuring and merger-related (recoveries) charges, and other	13	(18)
Working capital changes	(405)	(469)
Other	51	62
Net cash provided by operating activities	1,806	1,290
INVESTING ACTIVITIES
Capital and technology expenditures	(282)	(290)
Dispositions	93	—
Loan advances	(14)	(12)
Loan collections	102	15
Other	(77)	1
Net cash used in investing activities	(178)	(286)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	65	179
Issuance of long-term debt	1,425	1,960
Repayment of long-term debt	(755)	(954)
Issuance of Class A Common Stock	53	45
Dividends paid	(370)	(357)
Purchase of treasury stock	(1,819)	(1,500)
Stock-based compensation withholding taxes	(126)	(110)
Net cash used in financing activities	(1,527)	(737)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	101	267
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	371	425
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$472	$692
(1)The 2026 amounts include beginning restricted cash of $13 million as of December 31, 2025, and ending restricted cash of $10 million as of June 30, 2026, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of June 30, 2026 and December 31, 2025, the results of our operations for the three and six months ended June 30, 2026 and June 30, 2025, and cash flows for the six months ended June 30, 2026 and June 30, 2025. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements and reclassified certain prior period amounts to conform to our current period presentation.
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

NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Six Months Ended
(in millions, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Computation of Basic Earnings Per Share
Net income	$766	$763	$1,414	$1,428
Shares for basic earnings per share	263.9	274.2	265.0	275.5
Basic earnings per share	$2.90	$2.78	$5.34	$5.18
Computation of Diluted Earnings Per Share
Net income	$766	$763	$1,414	$1,428
Shares for basic earnings per share	263.9	274.2	265.0	275.5
Effect of dilutive securities
Stock-based compensation	0.6	0.5	0.7	0.7
Shares for diluted earnings per share	264.5	274.7	265.7	276.2
Diluted earnings per share	$2.90	$2.78	$5.32	$5.17
NOTE 3. STOCK-BASED COMPENSATION
We granted 0.5 million restricted stock units (“RSUs”) during the 2026 first half to certain executives and other employees, and those units vest generally over three or four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2026 first half to certain executives and other senior-level employees, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2028 adjusted EBITDA performance and relative total stockholder return over the 2026 to 2028 performance period. RSUs, including PSUs, granted in the 2026 first half had a weighted average grant-date fair value of $345 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $55 million in the 2026 second quarter, $49 million in the 2025 second quarter, $101 million in the 2026 first half, and $92 million in the 2025 first half. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $279 million as of June 30, 2026.
NOTE 4. INCOME TAXES
Our effective tax rate decreased to 26.6 percent for the 2026 second quarter compared to 27.6 percent for the 2025 second quarter, primarily due to lower tax on non-U.S. income.
Our effective tax rate increased to 25.7 percent for the 2026 first half compared to 21.4 percent for the 2025 first half, primarily due to the prior year release of tax reserves, partially offset by lower tax on non-U.S. income.
We paid cash for income taxes, net of refunds, of $350 million in the 2026 first half and $534 million in the 2025 first half.

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor as of June 30, 2026 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$35	$3
Operating profit	158	90
Other	21	5
	$214	$98
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in these cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The U.S. cases were consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). In 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the District Court’s certification of a class of consumer plaintiffs for the second time, and some plaintiffs subsequently filed lawsuits in New York state court on an individual basis, alleging violations of New York statutory law and seeking monetary damages, attorneys’ fees, and other related relief. We are progressing in our mediation discussions with the U.S. consumer plaintiffs, and we believe it is probable that we will incur losses in relation to these cases. As of June 30, 2026, we have recorded an accrual for an estimated loss contingency related to these matters, which is not material to our Financial Statements. The Canadian cases remain pending. We dispute the allegations in these lawsuits and are vigorously defending against such claims.
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
NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of June 30, 2026 and December 31, 2025:

($ in millions)	Interest Rate	Effective Interest Rate	Face Amount	Balance as of June 30, 2026	Balance as of December 31, 2025
Senior Notes (in order of maturity):
Series R Notes, matured June 15, 2026	3.1%	3.3%	$750	$—	$749
Series LL Notes, maturing September 15, 2026	5.5%	5.9%	450	450	449
Series TT Notes, maturing July 15, 2027	4.2%	4.5%	400	399	398
Series JJ Notes, maturing October 15, 2027	5.0%	5.4%	1,000	995	994
Series X Notes, maturing April 15, 2028	4.0%	4.2%	450	449	448
Series MM Notes, maturing October 15, 2028	5.6%	5.9%	700	695	694
Series AA Notes, maturing December 1, 2028	4.7%	4.8%	300	299	299
Series KK Notes, maturing April 15, 2029	4.9%	5.3%	800	792	790
Series NN Notes, maturing May 15, 2029	4.9%	5.3%	500	494	493
Series PP Notes, maturing March 15, 2030	4.8%	5.0%	500	496	496
Series FF Notes, maturing June 15, 2030	4.6%	4.8%	1,000	993	992
Series HH Notes, maturing April 15, 2031	2.9%	3.0%	1,100	1,094	1,094
Series UU Notes, maturing October 15, 2031	4.5%	4.9%	500	492	491
Series RR Notes, maturing April 15, 2032	5.1%	5.4%	500	494	493
Series GG Notes, maturing October 15, 2032	3.5%	3.7%	1,000	991	990
Series WW Notes, maturing May 1, 2033	4.5%	4.8%	600	590	—
Series II Notes, maturing October 15, 2033	2.8%	2.8%	700	696	695
Series OO Notes, maturing May 15, 2034	5.3%	5.6%	1,000	982	982
Series W Notes, maturing October 1, 2034	4.5%	4.1%	278	286	287
Series QQ Notes, maturing March 15, 2035	5.4%	5.5%	1,000	987	987
Series VV Notes, maturing October 15, 2035	5.3%	5.5%	600	580	588
Series SS Notes, maturing April 15, 2037	5.5%	5.7%	1,500	1,466	1,475
Series XX Notes, maturing May 1, 2038	5.1%	5.3%	850	820	—
Commercial paper				1,242	1,177
Credit Facility				—	—
Finance lease obligations				110	120
Other				23	23
				$16,915	$16,204
Less current portion				(460)	(1,209)
				$16,455	$14,995
We paid cash for interest, net of amounts capitalized, of $381 million in the 2026 first half and $328 million in the 2025 first half.
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
We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As of June 30, 2026 and December 31, 2025, the fair value of our noncurrent Senior Notes was $15,039 million (carrying amount of $15,090 million) and $13,836 million (carrying amount of $13,686 million), respectively. The carrying amount of our commercial paper borrowings approximates fair value due to their short maturity and because they bear interest at a market rate. See the “Fair Value Measurements” caption of Note 2 and Note 12 of our 2025 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 7. DISPOSITION
In April 2026, a U.S. & Canada hotel met the accounting criteria to be designated as an asset held for sale. We determined that the carrying amount of the hotel exceeded its fair value less costs to sell, based on a purchase and sale agreement with a third-party buyer, and recorded an impairment charge of $68 million in the “Depreciation, amortization, and other” caption of our Income Statements. In May 2026, we completed the sale of the hotel and entered into a long-term management agreement to operate the hotel.
NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2026 first half and 2025 first half:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(649)	$7	$(642)
Other comprehensive (loss) income(1)	(54)	11	(43)
Balance as of June 30, 2026	$(703)	$18	$(685)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(1,091)	$28	$(1,063)
Other comprehensive income (loss) (1)	420	(31)	389
Balance as of June 30, 2025	$(671)	$(3)	$(674)
(1)Other comprehensive (loss) income includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $20 million for the 2026 first half and losses of $68 million for the 2025 first half.

The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2026 first half and 2025 first half:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
265.9	Balance as of December 31, 2025	$(3,771)	$5	$6,352	$18,414	$(27,900)	$(642)
—	Net income	648	—	—	648	—	—
—	Other comprehensive loss	(73)	—	—	—	—	(73)
—	Dividends ($0.67 per share)	(178)	—	—	(178)	—	—
0.9	Stock-based compensation plans	(14)	—	(41)	—	27	—
(2.1)	Purchase of treasury stock	(704)	—	—	—	(704)	—
264.7	Balance as of March 31, 2026	$(4,092)	$5	$6,311	$18,884	$(28,577)	$(715)
—	Net income	766	—	—	766	—	—
—	Other comprehensive income	30	—	—	—	—	30
—	Dividends ($0.73 per share)	(192)	—	—	(192)	—	—
0.1	Stock-based compensation plans	64	—	63	—	1	—
(3.0)	Purchase of treasury stock	(1,101)	—	—	—	(1,101)	—
261.8	Balance as of June 30, 2026	$(4,525)	$5	$6,374	$19,458	$(29,677)	$(685)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
276.7	Balance as of December 31, 2024	$(2,992)	$5	$6,179	$16,531	$(24,644)	$(1,063)
—	Net income	665	—	—	665	—	—
—	Other comprehensive income	101	—	—	—	—	101
—	Dividends ($0.63 per share)	(174)	—	—	(174)	—	—
1.1	Stock-based compensation plans	(13)	—	(44)	—	31	—
(2.8)	Purchase of treasury stock	(755)	—	—	—	(755)	—
275.0	Balance as of March 31, 2025	$(3,168)	$5	$6,135	$17,022	$(25,368)	$(962)
—	Net income	763	—	—	763	—	—
—	Other comprehensive income	288	—	—	—	—	288
—	Dividends ($0.67 per share)	(183)	—	—	(183)	—	—
(0.1)	Stock-based compensation plans	58	—	58	—	—	—
(2.8)	Purchase of treasury stock	(722)	—	—	—	(722)	—
272.1	Balance as of June 30, 2025	$(2,964)	$5	$6,193	$17,602	$(26,090)	$(674)
NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $452 million, to $8,444 million as of June 30, 2026, from $7,992 million as of December 31, 2025, primarily reflecting points earned by members. The increase was partially offset by $1,802 million of revenue recognized in the 2026 first half, that was deferred as of December 31, 2025. The current portion of our liability for guest loyalty program increased by $183 million compared to December 31, 2025, mainly due to higher estimated redemptions in the short-term.
Our allowance for credit losses was $215 million as of June 30, 2026 and $212 million as of December 31, 2025.
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

Segment Revenues, Expenses, and Profits
The following tables present our revenues (disaggregated by segment and major revenue stream), segment expenses, and segment profits for the 2026 second quarter, 2025 second quarter, 2026 first half, and 2025 first half:

	Three Months Ended June 30, 2026
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$906	$159	$68	$86
Contract investment amortization	(23)	(5)	—	(1)
Net fee revenues	883	154	68	85
Owned, leased, and other revenue	148	158	12	47
Cost reimbursement revenue	4,232	298	84	141
Total reportable segment revenue	5,263	610	164	273
Less:
Owned, leased, and other expense	131	135	10	47
Depreciation, amortization, and other	90	9	2	2
General and administrative	33	25	13	15
Reimbursed expenses	4,241	298	84	142
Other segment items (primarily non-operating income and expenses)	(2)	(1)	—	(2)
Total reportable segment profit	$770	$144	$55	$69

	Three Months Ended June 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$800	$168	$64	$83
Contract investment amortization	(21)	(4)	—	(2)
Net fee revenues	779	164	64	81
Owned, leased, and other revenue	140	164	10	43
Cost reimbursement revenue	4,043	327	78	132
Total reportable segment revenue	4,962	655	152	256
Less:
Owned, leased, and other expense	107	142	7	34
Depreciation, amortization, and other	27	9	3	2
General and administrative	29	26	12	15
Reimbursed expenses	4,015	323	77	130
Other segment items (primarily non-operating income and expenses)	(2)	(2)	—	(1)
Total reportable segment profit	$786	$157	$53	$76

	Six Months Ended June 30, 2026
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$1,679	$291	$137	$190
Contract investment amortization	(44)	(10)	(1)	(3)
Net fee revenues	1,635	281	136	187
Owned, leased, and other revenue	288	274	20	86
Cost reimbursement revenue	8,295	562	160	287
Total reportable segment revenue	10,218	1,117	316	560
Less:
Owned, leased, and other expense	252	255	20	88
Depreciation, amortization, and other	114	19	5	4
General and administrative	63	52	25	31
Reimbursed expenses	8,375	577	168	297
Other segment items (primarily non-operating income and expenses)	(2)	(2)	(2)	—
Total reportable segment profit	$1,416	$216	$100	$140

	Six Months Ended June 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$1,509	$286	$124	$181
Contract investment amortization	(41)	(8)	—	(3)
Net fee revenues	1,468	278	124	178
Owned, leased, and other revenue	260	278	17	78
Cost reimbursement revenue	7,932	613	147	263
Total reportable segment revenue	9,660	1,169	288	519
Less:
Owned, leased, and other expense	217	257	15	66
Depreciation, amortization, and other	54	19	5	4
General and administrative	59	51	24	29
Reimbursed expenses	7,903	611	147	263
Other segment items (primarily non-operating income and expenses)	(3)	—	(1)	1
Total reportable segment profit	$1,430	$231	$98	$156
The following table presents reconciliations of our total reportable segment revenue and profit to consolidated revenue and income before income taxes for the 2026 second quarter, 2025 second quarter, 2026 first half, and 2025 first half:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Reconciliation of revenue
Total reportable segment revenue	$6,310	$6,025	$12,211	$11,636
Unallocated corporate and other	761	719	1,514	1,371
Consolidated revenue	$7,071	$6,744	$13,725	$13,007

Reconciliation of income before income taxes
Total reportable segment profit	$1,038	$1,072	$1,872	$1,915
Unallocated corporate and other	207	173	435	277
Interest expense, net of interest income	(201)	(191)	(405)	(374)
Consolidated income before income taxes	$1,044	$1,054	$1,902	$1,818
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement
All statements in this report are made as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”). We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. We make forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report based on the beliefs and assumptions of our management and on information available to us through the date this Form 10-Q is filed with the SEC. Forward-looking statements include information related to our development pipeline; our expectations regarding rooms growth; our expectations regarding our ability to meet our liquidity requirements; our capital expenditures and other investment spending and reimbursement expectations; our expectations regarding future dividends and share repurchases; our expectations regarding certain claims, legal proceedings, settlements or resolutions; our expectations about the conflict in the Middle East; our expectations about our co-branded credit card program; and other statements that are preceded by, followed by, or include the words “believes,” “expects,” “anticipates,” “intends,” “plans,” “estimates,” “foresees,” or similar expressions; and similar statements concerning anticipated future events and expectations that are not historical facts.
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
Business Trends
In the 2026 second quarter, worldwide RevPAR increased 3.4 percent, primarily driven by ADR growth of 3.5 percent. In the 2026 first half, worldwide RevPAR increased 3.8 percent, primarily driven by ADR growth of 3.3 percent. RevPAR growth was strong across all of our regions, except for Middle East & Africa.
In the U.S. & Canada, RevPAR increased 5.0 percent in the 2026 second quarter and 4.6 percent in the 2026 first half, reflecting strong demand across all brand tiers and customer segments, as well as demand from the World Cup in June 2026.
In our International regions, RevPAR decreased 0.5 percent in the 2026 second quarter and grew 2.0 percent in the 2026 first half. Performance was negatively impacted by the conflict in the Middle East, which resulted in a sharp decline in RevPAR in our Middle East & Africa region beginning in March 2026, with the impact from the conflict continuing into the third quarter. The continued operational and financial impact on our business depends on the duration and extent of travel disruption resulting from the conflict.
During 2026, we executed new multi-year agreements in the U.S. with JPMorgan Chase and American Express in connection with our co-branded credit card program. We expect the agreements to have a favorable impact on our total revenues in future periods, primarily in the “Cost reimbursement revenue” caption, followed by the “Franchise fees” caption, of our Income Statements.
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
System Growth and Pipeline
At the end of the 2026 second quarter, our system had 10,082 properties (1,813,698 rooms), compared to 9,805 properties (1,779,936 rooms) at year-end 2025 and 9,601 properties (1,735,819 rooms) at the end of the 2025 second quarter. In the 2026 first half, we added roughly 33,800 net rooms.
At the end of the 2026 second quarter, we had nearly 4,200 properties and approximately 629,000 rooms in our development pipeline, which included over 34,000 rooms approved for development but not yet under signed contracts. At the end of the 2026 second quarter, our development pipeline included over 279,000 rooms, or 44 percent, that were under construction, including hotels that are in the process of converting to our system. Over half of the rooms in our quarter-end development pipeline were located outside U.S. & Canada.
We currently expect full year 2026 net rooms growth to be toward the low end of our 4.5 to 5.0 percent range.

Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	June 30, 2026	June 30, 2025	vs. June 30, 2025		June 30, 2026	June 30, 2025	vs. June 30, 2025
Franchised/Licensed/Other (1)	7,939	7,439	500	7%	1,223,350	1,138,838	84,512	7%
Managed	1,947	1,972	(25)	(1)%	560,449	566,838	(6,389)	(1)%
Owned/Leased	50	50	—	—%	13,333	14,206	(873)	(6)%
Residential	146	140	6	4%	16,566	15,937	629	4%
Total	10,082	9,601	481	5%	1,813,698	1,735,819	77,879	4%
(1)Licensed and other properties include our timeshare properties, MGM Collection with Marriott Bonvoy, Design Hotels, and The Ritz-Carlton Yacht Collection.
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended June 30, 2026 and Change vs. Three Months Ended June 30, 2025
	RevPAR		Occupancy			Average Daily Rate
	2026	vs. 2025	2026	vs. 2025		2026	vs. 2025
Comparable Company-Operated Properties
U.S. & Canada	$214.20	6.7%	73.5%	0.5%	pts.	$291.43	6.0%
Europe	$285.72	5.1%	76.6%	0.2%	pts.	$373.06	4.8%
Middle East & Africa	$84.30	(35.1)%	49.5%	(17.3)%	pts.	$170.21	(12.4)%
Greater China	$81.07	2.6%	68.8%	0.1%	pts.	$117.83	2.6%
Asia Pacific excluding China	$118.70	5.2%	70.0%	2.2%	pts.	$169.60	1.8%
Caribbean & Latin America	$193.39	0.9%	63.7%	0.4%	pts.	$303.69	0.2%
International - All (1)	$120.46	(2.9)%	66.4%	(2.1)%	pts.	$181.36	0.3%
Worldwide (2)	$158.08	2.1%	69.3%	(1.1)%	pts.	$228.23	3.7%
Comparable Systemwide Properties
U.S. & Canada	$150.10	5.0%	74.0%	0.2%	pts.	$202.82	4.7%
Europe	$185.95	4.2%	75.6%	1.2%	pts.	$245.98	2.6%
Middle East & Africa	$80.48	(33.1)%	50.5%	(15.8)%	pts.	$159.44	(12.1)%
Greater China	$72.95	3.2%	67.3%	0.7%	pts.	$108.44	2.1%
Asia Pacific excluding China	$119.46	5.3%	70.4%	2.3%	pts.	$169.76	1.8%
Caribbean & Latin America	$111.99	3.0%	60.3%	1.3%	pts.	$185.85	0.7%
International - All (1)	$116.76	(0.5)%	67.1%	(0.7)%	pts.	$174.10	0.6%
Worldwide (2)	$138.74	3.4%	71.6%	(0.1)%	pts.	$193.66	3.5%

	Six Months Ended June 30, 2026 and Change vs. Six Months Ended June 30, 2025
	RevPAR		Occupancy			Average Daily Rate
	2026	vs. 2025	2026	vs. 2025		2026	vs. 2025
Comparable Company-Operated Properties
U.S. & Canada	$206.31	5.7%	70.6%	0.5%	pts.	$292.16	5.0%
Europe	$231.59	6.0%	68.9%	(0.1)%	pts.	$335.92	6.1%
Middle East & Africa	$111.59	(18.1)%	55.8%	(11.9)%	pts.	$199.84	(0.6)%
Greater China	$80.62	4.4%	67.1%	0.6%	pts.	$120.10	3.4%
Asia Pacific excluding China	$127.45	6.4%	70.7%	2.4%	pts.	$180.21	2.9%
Caribbean & Latin America	$224.33	—%	66.3%	0.2%	pts.	$338.30	(0.2)%
International - All (1)	$123.69	0.6%	66.5%	(1.0)%	pts.	$186.11	2.2%
Worldwide (2)	$156.88	3.2%	68.1%	(0.4)%	pts.	$230.27	3.9%
Comparable Systemwide Properties
U.S. & Canada	$139.67	4.6%	70.3%	0.5%	pts.	$198.79	3.9%
Europe	$152.76	5.2%	68.5%	1.4%	pts.	$223.15	3.1%
Middle East & Africa	$104.76	(16.9)%	56.0%	(10.7)%	pts.	$187.00	(1.0)%
Greater China	$72.15	4.5%	65.3%	0.9%	pts.	$110.47	3.0%
Asia Pacific excluding China	$125.43	6.5%	70.4%	2.4%	pts.	$178.12	2.9%
Caribbean & Latin America	$125.50	2.4%	61.6%	1.4%	pts.	$203.79	0.2%
International - All (1)	$114.56	2.0%	65.7%	—%	pts.	$174.48	2.0%
Worldwide (2)	$131.14	3.8%	68.7%	0.3%	pts.	$190.89	3.3%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2026 second quarter compared to the 2025 second quarter and for the 2026 first half compared to the 2025 first half. Also see the “Business Trends” section above for further discussion.
Fee Revenues

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change 2026 vs. 2025		June 30, 2026	June 30, 2025	Change 2026 vs. 2025
Franchise fees	$1,023	$860	$163	19%	$1,895	$1,606	$289	18%
Base management fees	343	340	3	1%	682	665	17	3%
Incentive management fees	212	200	12	6%	434	404	30	7%
Gross fee revenues	1,578	1,400	178	13%	3,011	2,675	336	13%
Contract investment amortization	(31)	(29)	(2)	(7)%	(66)	(57)	(9)	(16)%
Net fee revenues	$1,547	$1,371	$176	13%	$2,945	$2,618	$327	12%
The increase in franchise fees in the 2026 second quarter and 2026 first half primarily reflected higher co-branded credit card fees ($73 million and $132 million, respectively) as well as higher revenue related to our franchised properties due to rooms growth ($30 million and $53 million, respectively), higher RevPAR, and other items. The increase in franchise fees in the 2026 first half also reflected higher residential branding fees ($32 million).
The increase in incentive management fees in the 2026 second quarter and 2026 first half primarily reflected higher profits at managed hotels in the U.S. & Canada.

Owned, Leased, and Other

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change 2026 vs. 2025		June 30, 2026	June 30, 2025	Change 2026 vs. 2025
Owned, leased, and other revenue	$466	$441	$25	6%	$878	$802	$76	9%
Owned, leased, and other expense	417	363	54	15%	794	695	99	14%
Owned, leased, and other revenue, net of owned, leased, and other expense	$49	$78	$(29)	(37)%	$84	$107	$(23)	(21)%
Owned, leased, and other revenue, net of owned, leased, and other expense, decreased in the 2026 second quarter and 2026 first half primarily due to a property-related litigation accrual ($27 million for both the 2026 second quarter and 2026 first half). At our owned and leased hotels, higher revenues were largely offset by higher expenses in both periods, reflecting strong performance at many hotels partially offset by the impact of hotels under renovations.
Cost Reimbursements

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change 2026 vs. 2025		June 30, 2026	June 30, 2025	Change 2026 vs. 2025
Cost reimbursement revenue	$5,058	$4,932	$126	3%	$9,902	$9,587	$315	3%
Reimbursed expenses	5,100	4,874	226	5%	10,036	9,596	440	5%
Cost reimbursements, net	$(42)	$58	$(100)	(172)%	$(134)	$(9)	$(125)	(1,389)%
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
The decrease in cost reimbursements, net in the 2026 second quarter and 2026 first half primarily reflected higher expenses, net of revenues for many of our centralized programs and services. Loyalty Program activity further reduced cost reimbursements, net, in the 2026 second quarter due to lower revenue, while partially offsetting the decline in the 2026 first half due to lower expenses.
Other Operating Expenses

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change 2026 vs. 2025		June 30, 2026	June 30, 2025	Change 2026 vs. 2025
Depreciation, amortization, and other	$115	$53	$62	117%	$169	$104	$65	63%
General and administrative	220	210	10	5%	439	419	20	5%
Restructuring and merger-related (recoveries) charges, and other	(10)	8	(18)	(225)%	(6)	9	(15)	(167)%
Depreciation, amortization, and other expenses increased in the 2026 second quarter and 2026 first half primarily due to the $68 million impairment charge discussed in Note 7.
General and administrative expenses increased in the 2026 first half primarily due to higher compensation costs ($26 million).

Non-Operating Income (Expense)

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change 2026 vs. 2025		June 30, 2026	June 30, 2025	Change 2026 vs. 2025
Gains and other income, net	$11	$5	$6	120%	$14	$3	$11	367%
Interest expense	(221)	(203)	(18)	(9)%	(435)	(395)	(40)	(10)%
Interest income	20	12	8	67%	30	21	9	43%
Equity in earnings	5	4	1	25%	—	5	(5)	(100)%
Interest expense increased in the 2026 second quarter and 2026 first half primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($28 million and $55 million, respectively).
Income Taxes

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change 2026 vs. 2025		June 30, 2026	June 30, 2025	Change 2026 vs. 2025
Provision for income taxes	$(278)	$(291)	$13	4%	$(488)	$(390)	$(98)	(25)%
Provision for income taxes increased in the 2026 first half primarily due to the prior year release of tax reserves ($91 million) and higher pre-tax income ($42 million). The increase was partially offset by lower tax on non-U.S. income ($18 million) and the tax benefit from the impairment charge on a U.S. & Canada hotel ($17 million).
BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2026 second quarter compared to the 2025 second quarter and for the 2026 first half compared to the 2025 first half. Also see the “Business Trends” section above for further discussion.

	Three Months Ended				Six Months Ended
($ in millions)	June 30, 2026	June 30, 2025	Change 2026 vs. 2025		June 30, 2026	June 30, 2025	Change 2026 vs. 2025
U.S. & Canada
Segment net fee revenues	$883	$779	$104	13%	$1,635	$1,468	$167	11%
Segment profit	770	786	(16)	(2)%	1,416	1,430	(14)	(1)%
EMEA
Segment net fee revenues	154	164	(10)	(6)%	281	278	3	1%
Segment profit	144	157	(13)	(8)%	216	231	(15)	(6)%
Greater China
Segment net fee revenues	68	64	4	6%	136	124	12	10%
Segment profit	55	53	2	4%	100	98	2	2%
APEC
Segment net fee revenues	85	81	4	5%	187	178	9	5%
Segment profit	69	76	(7)	(9)%	140	156	(16)	(10)%

	Properties				Rooms
	June 30, 2026	June 30, 2025	vs. June 30, 2025		June 30, 2026	June 30, 2025	vs. June 30, 2025
U.S. & Canada	6,493	6,350	143	2%	1,080,409	1,056,775	23,634	2%
EMEA	1,434	1,353	81	6%	257,247	240,342	16,905	7%
Greater China	734	622	112	18%	197,320	177,777	19,543	11%
APEC	763	649	114	18%	160,552	145,904	14,648	10%
In the 2026 second quarter and 2026 first half, compared to the same periods in 2025, segment net fee revenues grew in the U.S. & Canada, compared to the same periods in 2025, primarily driven by higher RevPAR and rooms growth (see the Lodging Statistics and Properties and Rooms tables above for more information), as well as higher incentive management fees ($26 million and $35 million, respectively) and residential branding fees ($22 million and $36 million, respectively).

U.S. & Canada segment profit decreased in the 2026 second quarter and 2026 first half, compared to the same periods in 2025, despite the higher net fee revenues, primarily due to the $68 million impairment charge discussed in Note 7, lower cost reimbursement revenue, net of reimbursed expenses ($37 million and $109 million, respectively), and a property-related litigation accrual ($27 million for both the 2026 second quarter and 2026 first half).
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2026 second quarter, including the effect of interest rate swaps, our total long-term debt (current and noncurrent) had a weighted average interest rate of 4.6 percent, a weighted average maturity of approximately 5.5 years, and a ratio of fixed-rate to total long-term debt of 0.8 to 1.0.
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
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $472 million as of June 30, 2026, an increase of $101 million from December 31, 2025, primarily due to net cash provided by operating activities ($1,806 million), long-term debt issuances, net of repayments ($670 million), loan collections ($102 million), and dispositions ($93 million, primarily due to the sale of a U.S. & Canada hotel), partially offset by share repurchases ($1,819 million), dividends paid ($370 million), capital and technology expenditures ($282 million), and financing outflows for employee stock-based compensation withholding taxes ($126 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2026 second quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.

Capital Expenditures and Other Investments
We made capital and technology expenditures of $282 million in the 2026 first half and $290 million in the 2025 first half. We expect capital expenditures and other investments will total approximately $1,250 million to $1,350 million for the 2026 full year, including contract acquisition costs, capital and technology expenditures, renovations at owned and leased hotels, loan advances, and other investing activities, but excluding any potential property or brand acquisitions, which we cannot forecast with sufficient accuracy and which may be significant. Our anticipated capital and technology expenditures include higher than typical spending on our worldwide technology systems transformation, the overwhelming portion of which we expect to be reimbursed over time.
Share Repurchases and Dividends
We repurchased 3.0 million shares of our common stock for $1.1 billion in the 2026 second quarter. Year-to-date through July 29, 2026, we repurchased 6.2 million shares for $2.2 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.
Our Board of Directors declared the following quarterly cash dividends in 2026 to date: (1) $0.67 per share declared on February 12, 2026 and paid on March 31, 2026 to stockholders of record on February 26, 2026; and (2) $0.73 per share declared on May 8, 2026 and paid on June 30, 2026 to stockholders of record on May 22, 2026.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2026 second quarter, there have been no material changes to our cash requirements as disclosed in our 2025 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
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
Changes in Internal Control Over Financial Reporting
We made no changes in internal control over financial reporting during the 2026 second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	1.0	$354.64	1.0	23.5
May 1, 2026 - May 31, 2026	1.0	362.61	1.0	22.5
June 1, 2026 - June 30, 2026	1.0	389.17	1.0	21.5
Total	3.0	368.49	3.0
(1)Our Board of Directors has authorized a share repurchase program. On August 7, 2025, we announced that the Board had increased the common stock repurchase authorization under the program by 25 million shares. The share repurchase authorization has no expiration date. As of June 30, 2026, 21.5 million shares remained available for repurchase under the program. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2026 second quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

*10.1	Form of Non-Employee Director Deferred Share Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (May 2026).	Filed with this report.

*10.2	Form of Non-Employee Director Deferred Fee Award Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (May 2026).	Filed with this report.

*10.3	Form of Non-Employee Director Stock Appreciation Right Agreement for the 2023 Marriott International, Inc. Stock and Cash Incentive Plan (May 2026).	Filed with this report.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.
*    Denotes management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
August 3, 2026

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)