Form 10-Q
period 2026-09-30
MARRIOTT INTERNATIONAL INC /MD/
filed 2026-11-02
CIK 1048286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 257,504,397 shares of Class A Common Stock, par value $0.01 per share, outstanding at October 26, 2026.

MARRIOTT INTERNATIONAL, INC.
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUES
Franchise fees	$1,007	$876	$2,902	$2,482
Base management fees	334	314	1,016	979
Incentive management fees	181	148	615	552
Gross fee revenues	1,522	1,338	4,533	4,013
Contract investment amortization	(33)	(29)	(99)	(86)
Net fee revenues	1,489	1,309	4,434	3,927
Owned, leased, and other revenue	436	420	1,314	1,222
Cost reimbursement revenue	5,080	4,760	14,982	14,347
	7,005	6,489	20,730	19,496
OPERATING COSTS AND EXPENSES
Owned, leased, and other expense (1)	395	350	1,189	1,045
Depreciation, amortization, and other	55	50	224	154
General and administrative (1)	214	210	653	629
Restructuring and merger-related recoveries, and other	—	(40)	(6)	(31)
Reimbursed expenses	5,067	4,739	15,103	14,335
	5,731	5,309	17,163	16,132
OPERATING INCOME	1,274	1,180	3,567	3,364
Gains and other income, net	4	3	18	6
Interest expense	(227)	(206)	(662)	(601)
Interest income	8	12	38	33
Equity in earnings	1	5	1	10
INCOME BEFORE INCOME TAXES	1,060	994	2,962	2,812
Provision for income taxes	(266)	(266)	(754)	(656)
NET INCOME	$794	$728	$2,208	$2,156
EARNINGS PER SHARE
Earnings per share – basic	$3.05	$2.68	$8.38	$7.86
Earnings per share – diluted	$3.04	$2.67	$8.36	$7.84
(1)The 2025 third quarter and 2025 first three quarters reflect the reclassification of $24 million and $95 million, respectively, of other expenses previously reported under the “General, administrative, and other” caption to the “Owned, leased, and other expense” caption of our Income Statements to conform to our current presentation.
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$794	$728	$2,208	$2,156
Other comprehensive (loss) income
Foreign currency translation adjustments	(6)	(6)	(60)	414
Other adjustments, net of tax	(2)	7	9	(24)
Total other comprehensive (loss) income, net of tax	(8)	1	(51)	390
Comprehensive income	$786	$729	$2,157	$2,546
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	(Unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and equivalents	$453	$358
Accounts and notes receivable, net	3,254	2,909
Prepaid expenses and other	568	317
	4,275	3,584
Property and equipment, net	1,638	1,954
Intangible assets
Brands	6,185	6,207
Contract acquisition costs and other	4,369	4,129
Goodwill	8,883	8,907
	19,437	19,243
Equity method investments	336	298
Notes receivable, net	47	151
Deferred tax assets	561	570
Operating lease assets	896	941
Other noncurrent assets	832	799
	$28,022	$27,540
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of long-term debt	$409	$1,209
Accounts payable	796	814
Accrued payroll and benefits	1,488	1,438
Liability for guest loyalty program	3,569	3,497
Accrued expenses and other	1,876	1,440
	8,138	8,398
Long-term debt	16,434	14,995
Liability for guest loyalty program	4,915	4,495
Deferred tax liabilities	67	79
Deferred revenue	1,360	1,200
Operating lease liabilities	835	879
Other noncurrent liabilities	1,357	1,265
Stockholders’ deficit
Class A Common Stock	5	5
Additional paid-in-capital	6,486	6,352
Retained earnings	20,063	18,414
Treasury stock, at cost	(30,945)	(27,900)
Accumulated other comprehensive loss	(693)	(642)
	(5,084)	(3,771)
	$28,022	$27,540
See Notes to Condensed Consolidated Financial Statements.

MARRIOTT INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
OPERATING ACTIVITIES
Net income	$2,208	$2,156
Adjustments to reconcile to cash provided by operating activities:
Depreciation, amortization, and other (including depreciation and amortization classified in reimbursed expenses)	550	422
Stock-based compensation	188	171
Income taxes	143	(136)
Liability for guest loyalty program	495	301
Contract acquisition costs	(372)	(301)
Restructuring and merger-related recoveries, and other	10	(66)
Working capital changes	(229)	(345)
Other	246	181
Net cash provided by operating activities	3,239	2,383
INVESTING ACTIVITIES
Capital and technology expenditures	(411)	(432)
Asset acquisition	—	(349)
Dispositions	96	9
Loan advances	(18)	(31)
Loan collections	121	16
Other	(73)	12
Net cash used in investing activities	(285)	(775)
FINANCING ACTIVITIES
Commercial paper/Credit Facility, net	(646)	(960)
Issuance of long-term debt	2,659	3,436
Repayment of long-term debt	(1,208)	(957)
Issuance of Class A Common Stock	108	92
Dividends paid	(559)	(539)
Purchase of treasury stock	(3,081)	(2,300)
Stock-based compensation withholding taxes	(127)	(111)
Other	(8)	—
Net cash used in financing activities	(2,862)	(1,339)
INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	92	269
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, beginning of period (1)	371	425
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, end of period (1)	$463	$694
(1)The 2026 amounts include beginning restricted cash of $13 million as of December 31, 2025, and ending restricted cash of $10 million as of September 30, 2026, which we present in the “Prepaid expenses and other” and “Other noncurrent assets” captions of our Balance Sheets.
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
The accompanying Financial Statements reflect all normal and recurring adjustments necessary to present fairly our financial position as of September 30, 2026 and December 31, 2025, the results of our operations for the three and nine months ended September 30, 2026 and September 30, 2025, and cash flows for the nine months ended September 30, 2026 and September 30, 2025. Interim results may not be indicative of fiscal year performance because of seasonal and short-term variations. We have eliminated all material intercompany transactions and balances between entities consolidated in these Financial Statements and reclassified certain prior period amounts to conform to our current period presentation.
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

NOTE 2. EARNINGS PER SHARE
The table below illustrates the reconciliation of the earnings and number of shares used in our calculations of basic and diluted earnings per share, the latter of which uses the treasury stock method to calculate the dilutive effect of the Company’s potential common stock:

	Three Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Computation of Basic Earnings Per Share
Net income	$794	$728	$2,208	$2,156
Shares for basic earnings per share	260.6	271.8	263.5	274.3
Basic earnings per share	$3.05	$2.68	$8.38	$7.86
Computation of Diluted Earnings Per Share
Net income	$794	$728	$2,208	$2,156
Shares for basic earnings per share	260.6	271.8	263.5	274.3
Effect of dilutive securities
Stock-based compensation	0.6	0.7	0.7	0.7
Shares for diluted earnings per share	261.2	272.5	264.2	275.0
Diluted earnings per share	$3.04	$2.67	$8.36	$7.84
NOTE 3. STOCK-BASED COMPENSATION
We granted 0.5 million restricted stock units (“RSUs”) during the 2026 first three quarters to certain executives and other employees, and those units vest generally over three or four years in equal annual installments commencing one year after the grant date. We also granted 0.1 million performance-based RSUs (“PSUs”) in the 2026 first three quarters to certain executives and other senior-level employees, which are earned subject to continued employment and the satisfaction of certain performance and market conditions based on the degree of achievement of pre-established targets for 2028 adjusted EBITDA performance and relative total stockholder return over the 2026 to 2028 performance period. RSUs, including PSUs, granted in the 2026 first three quarters had a weighted average grant-date fair value of $345 per unit.
We recorded stock-based compensation expense for RSUs and PSUs of $53 million in the 2026 third quarter, $50 million in the 2025 third quarter, $154 million in the 2026 first three quarters, and $142 million in the 2025 first three quarters. Deferred compensation costs for unvested awards for RSUs and PSUs totaled $227 million as of September 30, 2026.
NOTE 4. INCOME TAXES
Our effective tax rate decreased to 25.1 percent for the 2026 third quarter compared to 26.8 percent for the 2025 third quarter, primarily due to the current year release of a non-U.S. tax valuation allowance resulting from legislation enacted during the quarter.
Our effective tax rate increased to 25.5 percent for the 2026 first three quarters compared to 23.3 percent for the 2025 first three quarters, primarily due to the prior year release of tax reserves, partially offset by the current year release of a non-U.S. tax valuation allowance resulting from legislation enacted during the quarter and lower tax on non-U.S. income.
We paid cash for income taxes, net of refunds, of $611 million in the 2026 first three quarters and $792 million in the 2025 first three quarters.

NOTE 5. COMMITMENTS AND CONTINGENCIES
Guarantees
We present the maximum potential amount of our future guarantee fundings and the carrying amount of our liability for our debt service, operating profit, and other guarantees for which we are the primary obligor as of September 30, 2026 in the following table:

(in millions) Guarantee Type	Maximum Potential Amount of Future Fundings	Recorded Liability for Guarantees
Debt service	$35	$3
Operating profit	156	89
Other	21	5
	$212	$97
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
Litigation, Claims, and Government Investigations
Following our announcement of the Data Security Incident, approximately 100 lawsuits were filed by consumers and others against us in U.S. federal, U.S. state and Canadian courts related to the incident. The plaintiffs in these cases, who generally purport to represent various classes of consumers, generally claim to have been harmed by alleged actions and/or omissions by the Company in connection with the Data Security Incident and assert a variety of common law and statutory claims seeking monetary damages, injunctive relief, costs and attorneys’ fees, and other related relief. The U.S. cases were consolidated in the U.S. District Court for the District of Maryland (the “District Court”), pursuant to orders of the U.S. Judicial Panel on Multidistrict Litigation (the “MDL”). In 2025, the U.S. Court of Appeals for the Fourth Circuit reversed the District Court’s certification of a class of consumer plaintiffs for the second time, and some plaintiffs subsequently filed lawsuits in New York state court on an individual basis, alleging violations of New York statutory law and seeking monetary damages, attorneys’ fees, and other related relief. We have advanced in our efforts to settle with the U.S. consumer plaintiffs, and we believe it is probable that we will incur losses in relation to these cases. As of September 30, 2026, we have recorded an accrual for an estimated loss contingency related to these matters, which is not material to our Financial Statements. The Canadian cases remain pending.
In addition, most inquiries and investigations by U.S. federal, U.S. state and foreign governmental authorities have been resolved or no longer appear to be active.
While we believe it is reasonably possible that we may incur losses in excess of the amounts recorded associated with the above-described lawsuits or regulatory investigations related to the Data Security Incident, it is not possible to reasonably estimate the amount of such losses or range of loss in excess of the amounts recorded that might result from adverse judgments, settlements, or other resolution of these proceedings based on remaining uncertainty regarding the above-described lawsuits and any settlements or other resolution processes, and uncertainty regarding regulatory inquiries or investigations.

Other Legal Proceedings
We have been and are currently party to other legal proceedings involving claims that we infringe the intellectual property rights of others. At this time, we do not expect these proceedings to have a material impact on the Company’s business, financial condition, results of operations, or cash flows.
NOTE 6. LONG-TERM DEBT
We provide detail on our long-term debt balances, net of discounts, premiums, and debt issuance costs, in the following table as of September 30, 2026 and December 31, 2025:

($ in millions)	Interest Rate	Effective Interest Rate	Face Amount	Balance as of September 30, 2026	Balance as of December 31, 2025
Senior Notes:
Series R Notes, matured June 15, 2026	3.1%	3.3%	$750	$—	$749
Series LL Notes, redeemed August 29, 2026	5.5%	5.9%	450	—	449
Series TT Notes, maturing July 15, 2027	4.2%	4.5%	400	399	398
Series JJ Notes, maturing October 15, 2027	5.0%	5.4%	1,000	996	994
Series X Notes, maturing April 15, 2028	4.0%	4.2%	450	449	448
Series MM Notes, maturing October 15, 2028	5.6%	5.9%	700	696	694
Series AA Notes, maturing December 1, 2028	4.7%	4.8%	300	299	299
Series KK Notes, maturing April 15, 2029	4.9%	5.3%	800	792	790
Series NN Notes, maturing May 15, 2029	4.9%	5.2%	750	744	493
Series PP Notes, maturing March 15, 2030	4.8%	5.0%	500	496	496
Series FF Notes, maturing June 15, 2030	4.6%	4.8%	1,000	994	992
Series HH Notes, maturing April 15, 2031	2.9%	3.0%	1,100	1,094	1,094
Series UU Notes, maturing October 15, 2031	4.5%	4.9%	500	492	491
Series RR Notes, maturing April 15, 2032	5.1%	5.4%	500	494	493
Series GG Notes, maturing October 15, 2032	3.5%	3.7%	1,000	991	990
Series WW Notes, maturing May 1, 2033	4.5%	4.8%	600	590	—
Series II Notes, maturing October 15, 2033	2.8%	2.8%	700	696	695
Series OO Notes, maturing May 15, 2034	5.3%	5.6%	1,000	983	982
Series W Notes, maturing October 1, 2034	4.5%	4.1%	278	286	287
Series QQ Notes, maturing March 15, 2035	5.4%	5.5%	1,000	988	987
Series VV Notes, maturing October 15, 2035	5.3%	5.5%	600	549	588
Series YY Notes, maturing September 15, 2036	5.7%	5.9%	1,000	956	—
Series SS Notes, maturing April 15, 2037	5.5%	5.7%	1,500	1,416	1,475
Series XX Notes, maturing May 1, 2038	5.1%	5.3%	850	783	—
Commercial paper				529	1,177
Credit Facility				—	—
Finance lease obligations				108	120
Other				23	23
				$16,843	$16,204
Less current portion				(409)	(1,209)
				$16,434	$14,995
We paid cash for interest, net of amounts capitalized, of $455 million in the 2026 first three quarters and $403 million in the 2025 first three quarters.
In September 2026, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to, among other things, increase the amount of available borrowings and extend the maturity date. The Credit Facility now matures on September 23, 2031. Aggregate commitments under the Credit Facility now total $5.0 billion, with an option to increase the commitments to $5.5 billion. Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. U.S. dollar borrowings under the Credit Facility bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (which generally have short-term maturities of 45 days or less) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.
In August 2026, we issued $250 million aggregate principal amount of 4.875 percent Series NN Notes due May 15, 2029 (the “New Series NN Notes”) and $1.0 billion aggregate principal amount of 5.650 percent Series YY Notes due September 15, 2036 (the “Series YY Notes”). The New Series NN Notes constitute an additional issuance of, and a single series with, the Company’s Series NN Notes issued in February 2024. We will pay interest on the New Series NN Notes in May and November of each year, commencing in November 2026. We will pay interest on the Series YY Notes in March and September of each year, commencing in March 2027. Net proceeds from the offering of the New Series NN Notes and Series YY Notes were approximately $1.234 billion, after deducting the underwriting discount and expenses and excluding accrued interest on the New Series NN Notes from May 15, 2026 through August 12, 2026, which the purchasers of the New Series NN Notes paid to us at closing. Net proceeds from the offering were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
In February 2026, we issued $600 million aggregate principal amount of 4.500 percent Series WW Notes due May 1, 2033 (the “Series WW Notes”) and $850 million aggregate principal amount of 5.100 percent Series XX Notes due May 1, 2038 (the “Series XX Notes”). We pay interest on the Series WW Notes and Series XX Notes in May and November of each year. Net proceeds from the offering of the Series WW Notes and Series XX Notes were approximately $1.425 billion, after deducting the underwriting discount and expenses, and were made available for general corporate purposes, including working capital, capital expenditures, acquisitions, stock repurchases, or repayment of outstanding indebtedness.
We determine the fair value of our Senior Notes using quoted market prices, which are directly observable Level 1 inputs. As of September 30, 2026 and December 31, 2025, the fair value of our noncurrent Senior Notes was $15,192 million (carrying amount of $15,784 million) and $13,836 million (carrying amount of $13,686 million), respectively. The carrying amount of our commercial paper borrowings approximates fair value due to their short maturity and because they bear interest at a market rate. See the “Fair Value Measurements” caption of Note 2 and Note 12 of our 2025 Form 10-K for more information on the input levels we use in determining fair value.
NOTE 7. DISPOSITIONS
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
In September 2026, we entered into an agreement to sell a U.S. & Canada hotel to a third-party buyer and classified the hotel as held for sale. We determined that the carrying amount of the hotel exceeded its fair value less costs to sell, based on the agreement, and recorded an impairment charge of $6 million in the “Depreciation, amortization, and other” caption of our Income Statements. As of September 30, 2026, our Balance Sheets reflected $212 million of assets held for sale in the “Prepaid expenses and other” caption and $26 million of related liabilities in the “Accrued expenses and other” caption. We expect to sell the hotel later in the 2026 fourth quarter and enter into a long-term management agreement to operate the hotel.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE LOSS AND STOCKHOLDERS’ DEFICIT
The following tables detail the accumulated other comprehensive loss activity for the 2026 first three quarters and 2025 first three quarters:

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2025	$(649)	$7	$(642)
Other comprehensive (loss) income (1)	(60)	9	(51)
Balance as of September 30, 2026	$(709)	$16	$(693)

(in millions)	Foreign Currency Translation Adjustments	Other Adjustments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2024	$(1,091)	$28	$(1,063)
Other comprehensive income (loss) (1)	414	(24)	390
Balance as of September 30, 2025	$(677)	$4	$(673)
(1)Other comprehensive (loss) income includes intra-entity foreign currency transactions that are of a long-term investment nature, which resulted in gains of $25 million for the 2026 first three quarters and losses of $72 million for the 2025 first three quarters.
The following tables detail the changes in common shares outstanding and stockholders’ deficit for the 2026 first three quarters and 2025 first three quarters:

(in millions, except per share amounts)
Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
265.9	Balance as of December 31, 2025	$(3,771)	$5	$6,352	$18,414	$(27,900)	$(642)
—	Net income	648	—	—	648	—	—
—	Other comprehensive loss	(73)	—	—	—	—	(73)
—	Dividends ($0.67 per share)	(178)	—	—	(178)	—	—
0.9	Stock-based compensation plans	(14)	—	(41)	—	27	—
(2.1)	Purchase of treasury stock	(704)	—	—	—	(704)	—
264.7	Balance as of March 31, 2026	$(4,092)	$5	$6,311	$18,884	$(28,577)	$(715)
—	Net income	766	—	—	766	—	—
—	Other comprehensive income	30	—	—	—	—	30
—	Dividends ($0.73 per share)	(192)	—	—	(192)	—	—
0.1	Stock-based compensation plans	64	—	63	—	1	—
(3.0)	Purchase of treasury stock	(1,101)	—	—	—	(1,101)	—
261.8	Balance as of June 30, 2026	$(4,525)	$5	$6,374	$19,458	$(29,677)	$(685)
—	Net income	794	—	—	794	—	—
—	Other comprehensive loss	(8)	—	—	—	—	(8)
—	Dividends ($0.73 per share)	(189)	—	—	(189)	—	—
0.1	Stock-based compensation plans	118	—	112	—	6	—
(3.5)	Purchase of treasury stock	(1,274)	—	—	—	(1,274)	—
258.4	Balance as of September 30, 2026	$(5,084)	$5	$6,486	$20,063	$(30,945)	$(693)

Common Shares Outstanding		Total	Class A Common Stock	Additional Paid-in-Capital	Retained Earnings	Treasury Stock, at Cost	Accumulated Other Comprehensive Loss
276.7	Balance as of December 31, 2024	$(2,992)	$5	$6,179	$16,531	$(24,644)	$(1,063)
—	Net income	665	—	—	665	—	—
—	Other comprehensive income	101	—	—	—	—	101
—	Dividends ($0.63 per share)	(174)	—	—	(174)	—	—
1.1	Stock-based compensation plans	(13)	—	(44)	—	31	—
(2.8)	Purchase of treasury stock	(755)	—	—	—	(755)	—
275.0	Balance as of March 31, 2025	$(3,168)	$5	$6,135	$17,022	$(25,368)	$(962)
—	Net income	763	—	—	763	—	—
—	Other comprehensive income	288	—	—	—	—	288
—	Dividends ($0.67 per share)	(183)	—	—	(183)	—	—
(0.1)	Stock-based compensation plans	58	—	58	—	—	—
(2.8)	Purchase of treasury stock	(722)	—	—	—	(722)	—
272.1	Balance as of June 30, 2025	$(2,964)	$5	$6,193	$17,602	$(26,090)	$(674)
—	Net income	728	—	—	728	—	—
—	Other comprehensive income	1	—	—	—	—	1
—	Dividends ($0.67 per share)	(182)	—	—	(182)	—	—
0.3	Stock-based compensation plans	105	—	98	—	7	—
(3.0)	Purchase of treasury stock	(807)	—	—	—	(807)	—
269.4	Balance as of September 30, 2025	$(3,119)	$5	$6,291	$18,148	$(26,890)	$(673)
NOTE 9. CONTRACTS WITH CUSTOMERS
Our current and noncurrent liability for guest loyalty program increased by $492 million, to $8,484 million as of September 30, 2026, from $7,992 million as of December 31, 2025, primarily reflecting points earned by members. The increase was partially offset by $2,580 million of revenue recognized in the 2026 first three quarters that was deferred as of December 31, 2025.
Our allowance for credit losses was $217 million as of September 30, 2026 and $212 million as of December 31, 2025.
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
Our President and Chief Executive Officer, who is our “chief operating decision maker” (“CODM”), evaluates the performance of our operating segments using “segment profits,” which is based largely on the results of the segment without allocating corporate expenses, income taxes, indirect general and administrative expenses, or restructuring and merger-related charges/recoveries, and other expenses. We assign gains and losses, equity in earnings or losses, and direct general and administrative expenses to each of our segments. “Unallocated corporate and other” includes a portion of our revenues (such as fees we receive from our credit card programs and timeshare licensing agreements), revenues and expenses for our Loyalty Program, indirect general and administrative expenses, restructuring and merger-related charges/recoveries, and other expenses, equity in earnings or losses, and other gains or losses that we do not allocate to our segments, as well as results of our CALA operating segment.
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

Segment Revenues, Expenses, and Profits
The following tables present our revenues (disaggregated by segment and major revenue stream), segment expenses, and segment profits for the 2026 third quarter, 2025 third quarter, 2026 first three quarters, and 2025 first three quarters:

	Three Months Ended September 30, 2026
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$831	$190	$71	$92
Contract investment amortization	(22)	(6)	—	(2)
Net fee revenues	809	184	71	90
Owned, leased, and other revenue	128	157	9	36
Cost reimbursement revenue	4,129	321	81	147
Total reportable segment revenue	5,066	662	161	273
Less:
Owned, leased, and other expense	109	139	11	38
Depreciation, amortization, and other	26	12	2	2
General and administrative	31	23	15	16
Reimbursed expenses	4,166	324	84	152
Other segment items (primarily non-operating income and expenses)	1	(2)	(1)	(1)
Total reportable segment profit	$733	$166	$50	$66

	Three Months Ended September 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$740	$172	$64	$86
Contract investment amortization	(19)	(5)	(1)	(1)
Net fee revenues	721	167	63	85
Owned, leased, and other revenue	130	161	4	32
Cost reimbursement revenue	3,890	285	75	130
Total reportable segment revenue	4,741	613	142	247
Less:
Owned, leased, and other expense	107	139	7	35
Depreciation, amortization, and other	23	9	5	2
General and administrative	29	25	13	16
Reimbursed expenses	3,903	284	74	131
Other segment items (primarily non-operating income and expenses)	(1)	(2)	(1)	—
Total reportable segment profit	$680	$158	$44	$63

	Nine Months Ended September 30, 2026
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$2,510	$481	$208	$282
Contract investment amortization	(66)	(16)	(1)	(5)
Net fee revenues	2,444	465	207	277
Owned, leased, and other revenue	416	431	29	122
Cost reimbursement revenue	12,424	883	241	434
Total reportable segment revenue	15,284	1,779	477	833
Less:
Owned, leased, and other expense	361	394	31	126
Depreciation, amortization, and other	140	31	7	6
General and administrative	94	75	40	47
Reimbursed expenses	12,541	901	252	449
Other segment items (primarily non-operating income and expenses)	(1)	(4)	(3)	(1)
Total reportable segment profit	$2,149	$382	$150	$206

	Nine Months Ended September 30, 2025
(in millions)	U.S. & Canada	EMEA	Greater China	APEC
Gross fee revenues	$2,249	$458	$188	$267
Contract investment amortization	(60)	(13)	(1)	(4)
Net fee revenues	2,189	445	187	263
Owned, leased, and other revenue	390	439	21	110
Cost reimbursement revenue	11,822	898	222	393
Total reportable segment revenue	14,401	1,782	430	766
Less:
Owned, leased, and other expense	324	396	22	101
Depreciation, amortization, and other	77	28	10	6
General and administrative	88	76	37	45
Reimbursed expenses	11,806	895	221	394
Other segment items (primarily non-operating income and expenses)	(4)	(2)	(2)	1
Total reportable segment profit	$2,110	$389	$142	$219
The following table presents reconciliations of our total reportable segment revenue and profit to consolidated revenue and income before income taxes for the 2026 third quarter, 2025 third quarter, 2026 first three quarters, and 2025 first three quarters:

	Three Months Ended		Nine Months Ended
(in millions)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Reconciliation of revenue
Total reportable segment revenue	$6,162	$5,743	$18,373	$17,379
Unallocated corporate and other	843	746	2,357	2,117
Consolidated revenue	$7,005	$6,489	$20,730	$19,496

Reconciliation of income before income taxes
Total reportable segment profit	$1,015	$945	$2,887	$2,860
Unallocated corporate and other	264	243	699	520
Interest expense, net of interest income	(219)	(194)	(624)	(568)
Consolidated income before income taxes	$1,060	$994	$2,962	$2,812
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
We define our comparable properties as hotels in our system that were open and operating under one of our brands since the beginning of the last full calendar year (since January 1, 2025 for the current period) and have not, in either the current or previous year: (1) undergone significant renovations or expansions or a brand change, (2) been converted between company-operated and franchised, or (3) sustained substantial property damage or business interruption. Our comparable properties also exclude MGM Collection with Marriott Bonvoy, Design Hotels, The Ritz-Carlton Yacht Collection, residences, timeshare, and all-inclusive properties.
Business Trends
In the 2026 third quarter, worldwide RevPAR increased 6.5 percent, driven by ADR growth of 4.8 percent and occupancy improvement of 1.1 percentage points. In the 2026 first three quarters, worldwide RevPAR increased 4.8 percent, driven by ADR growth of 3.8 percent and occupancy improvement of 0.6 percentage points.

In the U.S. & Canada, RevPAR increased 7.4 percent in the 2026 third quarter and 5.5 percent in the 2026 first three quarters, reflecting strong demand across all brand tiers and customer segments.
In our International regions, RevPAR increased 4.4 percent in the 2026 third quarter and 3.1 percent in the 2026 first three quarters. Performance in the Middle East improved meaningfully compared to the 2026 second quarter, although the ongoing conflict still negatively impacted the region during the quarter. The continued operational and financial impact on our business depends on the duration and extent of travel and economic disruption resulting from the conflict.
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
System Growth and Pipeline
At the end of the 2026 third quarter, our system had 10,241 properties (1,833,801 rooms), compared to 9,805 properties (1,779,936 rooms) at year-end 2025 and 9,721 properties (1,753,722 rooms) at the end of the 2025 third quarter. In the 2026 first three quarters, we added roughly 53,900 net rooms.
At the end of the 2026 third quarter, we had over 4,200 properties and more than 634,000 rooms in our development pipeline, which included over 37,000 rooms approved for development but not yet under signed contracts. At the end of the 2026 third quarter, our development pipeline included over 278,000 rooms, or 44 percent, that were under construction, including hotels that are in the process of converting to our system. Over half of the rooms in our quarter-end development pipeline were located outside U.S. & Canada.
We currently expect full year 2026 net rooms growth to be toward the low end of our 4.5 to 5.0 percent range.
Properties and Rooms
The following table shows our properties and rooms by ownership type.

	Properties				Rooms
	September 30, 2026	September 30, 2025	vs. September 30, 2025		September 30, 2026	September 30, 2025	vs. September 30, 2025
Franchised/Licensed/Other (1)	8,092	7,569	523	7%	1,241,202	1,158,003	83,199	7%
Managed	1,952	1,961	(9)	—%	562,461	565,482	(3,021)	(1)%
Owned/Leased	50	50	—	—%	13,340	14,206	(866)	(6)%
Residential	147	141	6	4%	16,798	16,031	767	5%
Total	10,241	9,721	520	5%	1,833,801	1,753,722	80,079	5%
(1)Licensed and other properties include our timeshare properties, MGM Collection with Marriott Bonvoy, Design Hotels, and The Ritz-Carlton Yacht Collection.
Lodging Statistics
The following tables present RevPAR, occupancy, and ADR statistics for comparable properties. Systemwide statistics include data from our franchised properties, in addition to our company-operated properties.

	Three Months Ended September 30, 2026 and Change vs. Three Months Ended September 30, 2025
	RevPAR		Occupancy			Average Daily Rate
	2026	vs. 2025	2026	vs. 2025		2026	vs. 2025
Comparable Company-Operated Properties
U.S. & Canada	$200.53	9.9%	72.2%	2.4%	pts.	$277.92	6.2%
Europe	$323.12	7.4%	79.2%	1.0%	pts.	$408.18	6.1%
Middle East & Africa	$91.43	(5.3)%	59.1%	(5.1)%	pts.	$154.72	2.8%
Greater China	$84.71	(0.8)%	70.2%	(2.0)%	pts.	$120.72	2.0%
Asia Pacific excluding China	$124.75	9.7%	73.0%	2.2%	pts.	$170.81	6.4%
Caribbean & Latin America	$157.26	1.7%	63.2%	1.8%	pts.	$248.80	(1.3)%
International - All (1)	$125.34	3.8%	69.7%	(0.7)%	pts.	$179.80	4.8%
Worldwide (2)	$155.19	6.9%	70.7%	0.5%	pts.	$219.57	6.0%
Comparable Systemwide Properties
U.S. & Canada	$146.29	7.4%	73.9%	1.7%	pts.	$197.93	4.9%
Europe	$204.38	6.4%	77.9%	1.7%	pts.	$262.44	4.1%
Middle East & Africa	$88.60	(5.3)%	60.3%	(5.0)%	pts.	$146.99	2.5%
Greater China	$75.72	(0.3)%	68.0%	(1.5)%	pts.	$111.31	1.9%
Asia Pacific excluding China	$123.59	9.3%	73.0%	1.7%	pts.	$169.36	6.7%
Caribbean & Latin America	$98.20	3.2%	60.6%	1.6%	pts.	$162.17	0.6%
International - All (1)	$121.74	4.4%	69.7%	—%	pts.	$174.76	4.4%
Worldwide (2)	$137.91	6.5%	72.5%	1.1%	pts.	$190.33	4.8%

	Nine Months Ended September 30, 2026 and Change vs. Nine Months Ended September 30, 2025
	RevPAR		Occupancy			Average Daily Rate
	2026	vs. 2025	2026	vs. 2025		2026	vs. 2025
Comparable Company-Operated Properties
U.S. & Canada	$204.30	7.0%	71.2%	1.1%	pts.	$287.02	5.3%
Europe	$263.84	6.7%	72.1%	0.3%	pts.	$365.86	6.3%
Middle East & Africa	$103.71	(13.4)%	57.3%	(9.0)%	pts.	$180.93	0.2%
Greater China	$83.67	2.7%	68.4%	(0.2)%	pts.	$122.30	3.0%
Asia Pacific excluding China	$126.52	7.7%	71.5%	2.4%	pts.	$176.85	4.1%
Caribbean & Latin America	$202.83	0.4%	65.4%	0.7%	pts.	$310.13	(0.7)%
International - All (1)	$124.22	2.1%	67.7%	(0.7)%	pts.	$183.37	3.3%
Worldwide (2)	$156.05	4.6%	69.1%	—%	pts.	$225.81	4.6%
Comparable Systemwide Properties
U.S. & Canada	$141.86	5.5%	71.5%	0.9%	pts.	$198.39	4.2%
Europe	$170.28	5.7%	71.7%	1.5%	pts.	$237.50	3.5%
Middle East & Africa	$98.38	(12.6)%	57.8%	(8.3)%	pts.	$170.31	(0.1)%
Greater China	$74.83	2.9%	66.5%	0.1%	pts.	$112.57	2.7%
Asia Pacific excluding China	$123.88	7.5%	71.3%	2.2%	pts.	$173.81	4.1%
Caribbean & Latin America	$116.94	2.6%	61.4%	1.4%	pts.	$190.52	0.2%
International - All (1)	$116.87	3.1%	67.2%	0.1%	pts.	$174.04	2.9%
Worldwide (2)	$133.36	4.8%	70.0%	0.6%	pts.	$190.44	3.8%
(1)Includes Europe, Middle East & Africa, Greater China, Asia Pacific excluding China, and Caribbean & Latin America.
(2)Includes U.S. & Canada and International - All.
CONSOLIDATED RESULTS
The discussion below presents an analysis of our consolidated results of operations for the 2026 third quarter compared to the 2025 third quarter and for the 2026 first three quarters compared to the 2025 first three quarters. Also see the “Business Trends” section above for further discussion.

Fee Revenues

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change 2026 vs. 2025		September 30, 2026	September 30, 2025	Change 2026 vs. 2025
Franchise fees	$1,007	$876	$131	15%	$2,902	$2,482	$420	17%
Base management fees	334	314	20	6%	1,016	979	37	4%
Incentive management fees	181	148	33	22%	615	552	63	11%
Gross fee revenues	1,522	1,338	184	14%	4,533	4,013	520	13%
Contract investment amortization	(33)	(29)	(4)	(14)%	(99)	(86)	(13)	(15)%
Net fee revenues	$1,489	$1,309	$180	14%	$4,434	$3,927	$507	13%
The increase in franchise fees in the 2026 third quarter and 2026 first three quarters primarily reflected higher co-branded credit card fees ($68 million and $200 million, respectively) as well as higher revenue related to our franchised properties due to higher RevPAR and rooms growth ($36 million and $88 million, respectively). The increase in franchise fees in the 2026 first three quarters also reflected higher residential branding fees ($26 million).
The increase in base management fees in the 2026 first three quarters primarily reflected higher RevPAR.
The increase in incentive management fees in the 2026 third quarter and 2026 first three quarters primarily reflected higher profits at managed hotels in the U.S. & Canada.
Owned, Leased, and Other

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change 2026 vs. 2025		September 30, 2026	September 30, 2025	Change 2026 vs. 2025
Owned, leased, and other revenue	$436	$420	$16	4%	$1,314	$1,222	$92	8%
Owned, leased, and other expense	395	350	45	13%	1,189	1,045	144	14%
Owned, leased, and other revenue, net of owned, leased, and other expense	$41	$70	$(29)	(41)%	$125	$177	$(52)	(29)%
In the 2026 first three quarters, higher expenses exceeded higher revenues at our owned and leased hotels, primarily reflecting the impact of hotels under renovations, and other expenses increased primarily due to higher costs associated with a third-party agreement ($35 million).
Cost Reimbursements

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change 2026 vs. 2025		September 30, 2026	September 30, 2025	Change 2026 vs. 2025
Cost reimbursement revenue	$5,080	$4,760	$320	7%	$14,982	$14,347	$635	4%
Reimbursed expenses	5,067	4,739	328	7%	15,103	14,335	768	5%
Cost reimbursements, net	$13	$21	$(8)	(38)%	$(121)	$12	$(133)	(1,108)%
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
The decrease in cost reimbursements, net in the 2026 third quarter and 2026 first three quarters primarily reflected higher expenses, net of revenues, for many of our centralized programs and services. The decrease in the 2026 first three quarters was partially offset by lower expenses related to our insurance program as well as lower Loyalty Program expenses, net of lower revenue.

Other Operating Expenses

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change 2026 vs. 2025		September 30, 2026	September 30, 2025	Change 2026 vs. 2025
Depreciation, amortization, and other	$55	$50	$5	10%	$224	$154	$70	45%
General and administrative	214	210	4	2%	653	629	24	4%
Restructuring and merger-related recoveries, and other	—	(40)	40	100%	(6)	(31)	25	81%
Depreciation, amortization, and other expenses increased in the 2026 first three quarters primarily due to the impairment charges discussed in Note 7.
General and administrative expenses increased in the 2026 first three quarters primarily due to higher compensation costs ($33 million), partially offset by lower litigation expenses ($25 million).
Restructuring and merger-related recoveries, and other expenses changed in the 2026 third quarter and 2026 first three quarters primarily due to insurance recoveries in the prior year related to the Data Security Incident.
Non-Operating Income (Expense)

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change 2026 vs. 2025		September 30, 2026	September 30, 2025	Change 2026 vs. 2025
Gains and other income, net	$4	$3	$1	33%	$18	$6	$12	200%
Interest expense	(227)	(206)	(21)	(10)%	(662)	(601)	(61)	(10)%
Interest income	8	12	(4)	(33)%	38	33	5	15%
Equity in earnings	1	5	(4)	(80)%	1	10	(9)	(90)%
Interest expense increased in the 2026 third quarter and 2026 first three quarters primarily due to higher debt balances driven by Senior Notes issuances, net of maturities ($25 million and $81 million, respectively). The increase in the 2026 first three quarters was partially offset by lower commercial paper borrowings and interest rates ($24 million).
Income Taxes

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change 2026 vs. 2025		September 30, 2026	September 30, 2025	Change 2026 vs. 2025
Provision for income taxes	$(266)	$(266)	$—	—%	$(754)	$(656)	$(98)	(15)%
Provision for income taxes remained unchanged in the 2026 third quarter primarily due to the current year release of a non-U.S. tax valuation allowance resulting from legislation enacted during the quarter ($29 million), partially offset by higher pre-tax income ($19 million).
Provision for income taxes increased in the 2026 first three quarters primarily due to the prior year release of tax reserves ($91 million) and higher pre-tax income ($61 million). The increase was partially offset by the current year release of a non-U.S. tax valuation allowance resulting from legislation enacted during the quarter ($29 million), lower tax on non-U.S. income ($27 million), and the tax benefit from the impairment charges discussed in Note 7 ($18 million).

BUSINESS SEGMENTS
The following discussion presents an analysis of the operating results of our reportable business segments for the 2026 third quarter compared to the 2025 third quarter and for the 2026 first three quarters compared to the 2025 first three quarters. Also see the “Business Trends” section above for further discussion.

	Three Months Ended				Nine Months Ended
($ in millions)	September 30, 2026	September 30, 2025	Change 2026 vs. 2025		September 30, 2026	September 30, 2025	Change 2026 vs. 2025
U.S. & Canada
Segment net fee revenues	$809	$721	$88	12%	$2,444	$2,189	$255	12%
Segment profit	733	680	53	8%	2,149	2,110	39	2%
EMEA
Segment net fee revenues	184	167	17	10%	465	445	20	4%
Segment profit	166	158	8	5%	382	389	(7)	(2)%
Greater China
Segment net fee revenues	71	63	8	13%	207	187	20	11%
Segment profit	50	44	6	14%	150	142	8	6%
APEC
Segment net fee revenues	90	85	5	6%	277	263	14	5%
Segment profit	66	63	3	5%	206	219	(13)	(6)%

	Properties				Rooms
	September 30, 2026	September 30, 2025	vs. September 30, 2025		September 30, 2026	September 30, 2025	vs. September 30, 2025
U.S. & Canada	6,570	6,383	187	3%	1,087,067	1,060,795	26,272	2%
EMEA	1,454	1,390	64	5%	260,227	244,588	15,639	6%
Greater China	778	663	115	17%	205,290	184,614	20,676	11%
APEC	779	659	120	18%	162,562	148,079	14,483	10%
In the 2026 third quarter and 2026 first three quarters, compared to the same periods in 2025, segment net fee revenues grew in the U.S. & Canada, primarily driven by higher RevPAR, rooms growth ($24 million and $65 million, respectively), and higher incentive management fees ($20 million and $55 million, respectively). See the Lodging Statistics and Properties and Rooms tables above for more information related to RevPAR and rooms growth. U.S. & Canada segment net fee revenues further increased in the 2026 first three quarters due to $35 million of higher residential branding fees.
U.S. & Canada segment profit increased in the 2026 third quarter and 2026 first three quarters, compared to the same periods in 2025, primarily due to the higher segment net fee revenues discussed above, partially offset by lower cost reimbursement revenue, net of reimbursed expenses ($24 million and $133 million, respectively). U.S. & Canada segment profit in the 2026 first three quarters further reflected the impairment charges discussed in Note 7.
LIQUIDITY AND CAPITAL RESOURCES
Our long-term financial objectives include maintaining diversified financing sources, optimizing the mix and maturity of our long-term debt, and reducing our working capital. At the end of the 2026 third quarter, including the effect of interest rate swaps, our total long-term debt (current and noncurrent) had a weighted average interest rate of 4.7 percent, a weighted average maturity of approximately 5.9 years, and a ratio of fixed-rate to total long-term debt of 0.8 to 1.0.
Sources of Liquidity
Our Credit Facility
In September 2026, we amended and restated our multicurrency revolving credit agreement (the “Credit Facility”) to, among other things, increase the amount of available borrowings and extend the maturity date. The Credit Facility now matures on September 23, 2031. Aggregate commitments under the Credit Facility now total

$5.0 billion, with an option to increase the commitments to $5.5 billion. Available borrowings under the Credit Facility support our commercial paper program and general corporate needs. U.S. dollar borrowings under the Credit Facility bear interest at SOFR (the Secured Overnight Financing Rate) plus a spread based on our public debt rating. We also pay quarterly fees on the Credit Facility at a rate based on our public debt rating. We classify outstanding borrowings under the Credit Facility and outstanding commercial paper borrowings (which generally have short-term maturities of 45 days or less) as long-term based on our ability and intent to refinance the outstanding borrowings on a long-term basis.
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
Sources and Uses of Cash
Cash, cash equivalents, and restricted cash totaled $463 million as of September 30, 2026, an increase of $92 million from December 31, 2025, primarily due to net cash provided by operating activities ($3,239 million), long-term debt issuances, net of repayments ($1,451 million), loan collections ($121 million), issuances of common stock for our employee stock purchase plan ($108 million), and dispositions ($96 million, primarily due to the sale of a U.S. & Canada hotel in the 2026 second quarter), partially offset by share repurchases ($3,081 million), net commercial paper repayments ($646 million), dividends paid ($559 million), capital and technology expenditures ($411 million), and financing outflows for employee stock-based compensation withholding taxes ($127 million).
Our ratio of current assets to current liabilities was 0.5 to 1.0 at the end of the 2026 third quarter. We have significant borrowing capacity under our Credit Facility should we need additional working capital.
Capital Expenditures and Other Investments
We made capital and technology expenditures of $411 million in the 2026 first three quarters and $432 million in the 2025 first three quarters. We expect capital expenditures and other investments will total approximately $1,250 million to $1,350 million for the 2026 full year, including contract acquisition costs, capital and technology expenditures (including renovations at owned and leased hotels), loan advances, and other investing activities, but excluding any potential property or brand acquisitions, which we cannot forecast with sufficient accuracy and which may be significant. Our anticipated capital and technology expenditures include higher than typical spending on our worldwide technology systems transformation, the overwhelming portion of which we expect to be reimbursed over time.
Share Repurchases and Dividends
We repurchased 3.5 million shares of our common stock for $1.3 billion in the 2026 third quarter. Year-to-date through October 28, 2026, we repurchased 9.6 million shares for $3.4 billion. For additional information, see “Issuer Purchases of Equity Securities” in Part II, Item 2.

Our Board of Directors declared the following quarterly cash dividends in 2026 to date: (1) $0.67 per share declared on February 12, 2026 and paid on March 31, 2026 to stockholders of record on February 26, 2026; (2) $0.73 per share declared on May 8, 2026 and paid on June 30, 2026 to stockholders of record on May 22, 2026; and (3) $0.73 per share declared on August 6, 2026 and paid on September 30, 2026 to stockholders of record on August 20, 2026.
We expect to continue to return cash to stockholders through a combination of share repurchases and cash dividends.
Material Cash Requirements
As of the end of the 2026 third quarter, there have been no material changes to our cash requirements as disclosed in our 2025 Form 10-K. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our 2025 Form 10-K for more information about our cash requirements. Also, see Note 6 for information on our long-term debt.
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
Changes in Internal Control Over Financial Reporting
There were no changes in internal control over financial reporting during the 2026 third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As part of our worldwide technology systems transformation, we are updating our controls, as necessary, to reflect the changes in affected systems and related processes. Management will continue to evaluate the design and implementation of internal control over financial reporting as the transformation continues.

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
None.
(b)Use of Proceeds
None.
(c)Issuer Purchases of Equity Securities

(in millions, except per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026	1.1	$371.22	1.1	20.4
August 1, 2026 - August 31, 2026	1.9	356.18	1.9	18.5
September 1, 2026 - September 30, 2026	0.5	338.63	0.5	18.0
Total	3.5	358.10	3.5
(1)Our Board of Directors has authorized a share repurchase program. On August 7, 2025, we announced that the Board had increased the common stock repurchase authorization under the program by 25 million shares. The share repurchase authorization has no expiration date. As of September 30, 2026, 18.0 million shares remained available for repurchase under the program. We may repurchase shares in the open market or in privately negotiated transactions, and we account for these shares as treasury stock.
Item 5. Other Information
During the 2026 third quarter, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements.

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

Exhibit No.	Description	Incorporation by Reference (where a report is indicated below, that document has been previously filed with the SEC and the applicable exhibit is incorporated by reference thereto)
3.1	Restated Certificate of Incorporation.	Exhibit No. 3.(i) to our Form 8-K filed August 22, 2006 (File No. 001-13881).

3.2	Amended and Restated Bylaws.	Exhibit No. 3.1 to our Form 8-K filed August 4, 2023 (File No. 001-13881).

10	U.S. $5,000,000,000 Seventh Amended and Restated Credit Agreement dated as of September 23, 2026, with Bank of America, N.A., as administrative agent and certain banks.	Exhibit No. 10 to our Form 8-K filed September 24, 2026 (File No. 001-13881).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).	Filed with this report.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).	Filed with this report.

32	Section 1350 Certifications.	Furnished with this report.

101
The following financial statements from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; and (iv) the Condensed Consolidated Statements of Cash Flows.
Submitted electronically with this report.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Submitted electronically with this report.

101.SCH	XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	The cover page from Marriott International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	Submitted electronically with this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MARRIOTT INTERNATIONAL, INC.
November 2, 2026

/s/ Felitia O. Lee
Felitia O. Lee
Controller and Chief Accounting Officer (Duly Authorized Officer)